Form 10QSB
period 1995-09-30
EXTECH CORP
filed 1995-11-13
CIK 33992

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                            or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


Commission File Number:  0-1665


                         EXTECH CORPORATION
(Exact name of small business issuer as specified in its charter)

     Delaware                                 36-2476480
(State or other jurisdiction               (I.R.S Employer
 of incorporation or organization)         Identification No.)

90 Merrick Avenue, East Meadow, New York         11554
(Address of principal executive offices)      (Zip Code)

       (516) 794-6300
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes  ( ) No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( ) Yes ( )
No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,391,367 shares as of October 17, 1995

This document consists of 11 sequentially numbered pages.

                              INDEX

                EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - September 30,
1995
          (Unaudited)

          Condensed Consolidated Statements of Operations - Nine months and quarter ended September 30, 1995 and 1994
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1995 and 1994 (Unaudited)

          Notes to Condensed Consolidated Financial Statements -
          Nine months ended September 30, 1995 and 1994
          (Unaudited)

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES







PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)
                                                  Sept. 30, 1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  560,145
  Accounts receivable                                  65,502
  Note receivable - net                                51,847
  Inventories                                           8,784
  Prepaid expenses                                     15,930
                                                   __________
        Total current assets                          702,208
                                                   __________

PROPERTY AND EQUIPMENT, net                           213,193
                                                   __________

OTHER ASSETS:
  Operating equipment, net                             14,940
                                                   __________
                                                   $  930,341
                                                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                 $    4,295
  Accrued expenses                                    114,195
  Debentures payable                                  154,200
  Accrued taxes payable                                11,072
                                                   __________
                                                      283,762
                                                   __________
MINORITY INTEREST                                         560
                                                   __________

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized 10,000,000 shares;
     2,391,367 shares                                  23,914
  Capital in excess of par                          4,496,950
  Deficit                                          (3,874,845)
                                                   __________

                                                      646,019
                                                   $  930,341

See notes to condensed consolidated financial statements.


                 EXTECH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                          Nine months ended
                                              Sept. 30,
                                           1995         1994
                                       _______________________
Revenues:
    Rooms                              $ 697,069     $ 661,194
    Other                                 51,617        74,426
    Interest                              13,855         6,977
                                        ________      ________
         Total revenues                  762,541       742,597
                                        ________      ________

Costs and expenses:
    General, administrative
      and sundry                         274,944       256,153
    Departmental                         229,428       222,481
    Depreciation and amortization         38,312        39,254
    Energy costs                          14,303        12,963
    Lease rentals                        141,278       195,961
    Marketing                             18,815        15,880
    Property operation
      and maintenance                     11,583        17,493
    Provision for bad debt                 3,840      (285,500)
                                        ________      ________
                                         732,503       474,685
                                        ________      ________

Net income                             $  30,038     $ 267,912
                                       =========     =========
Income per common share:

    Net income                         $     .01     $     .11
                                       =========     =========

Weighted average number of common
  shares outstanding                   2,391,367     2,391,367
                                       =========     =========


See notes to condensed consolidated financial statements.

                   EXTECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                            Three months ended
                                                  Sept. 30,
                                             1995         1994
                                          ______________________
Revenues:
    Rooms                                 $ 244,398    $ 182,185
    Other                                    25,985       53,600
    Interest                                  5,703        2,759
                                          _________    _________
         Total revenues                     276,086      238,544
                                          _________    _________

Costs and expenses:
    General, administrative
      and sundry                             94,123       80,512
    Departmental                             80,728       73,314
    Depreciation and amortization            12,770       13,146
    Energy costs                              4,731        3,814
    Lease rentals                            48,502       53,559
    Marketing                                 6,738        4,682
    Property operation
      and maintenance                         2,851        6,925
    Provision for bad debt                    1,740     (288,500)
                                          _________    _________

                                            252,183      (52,548)
                                          _________    _________

Net income                                $  23,903    $ 291,092
                                          =========    =========

Income per common share:

    Net income                            $     .01    $     .12
                                          =========    =========

Weighted average number of common
  shares outstanding                      2,391,367    2,391,367
                                          =========    =========


See notes to condensed consolidated financial statements.

                    EXTECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                             Nine months ended
                                                  Sept. 30,
                                              1995         1994
                                        ________________________
Cash flows from operating activities:
  Net income                              $   30,038     $267,912
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization              38,312       39,254
   Provision for bad debts                     3,840     (285,500)
Decrease (increase) in assets:
    Accounts Receivable                      (12,774)       9,311
    Inventories                                2,920        3,631
    Prepaid Expenses                          27,501      (14,990)
    Notes Receivable                           4,168      (21,714)
    Other assets                              (3,961)        (276)
Increase (decrease) in liabilities:
    Accounts payable                             107       (1,963)
    Accrued expenses                         (22,822)     (79,055)
    Accrued taxes payable                     11,072        9,207
                                          __________    _________
  Net cash provided by (used in)
  operating activities                        78,401      (74,183)
                                          __________    _________

Net cash (used in) investing activities:
  Purchases of property and equipment           (615)      (2,048)
                                          __________    _________
  Net cash (used in)
  investing activities:                         (615)      (2,048)
                                          __________    _________


Net increase in cash and cash
equivalents                                   77,786      (76,231)
Cash, beginning of period                    482,359      493,392
                                          __________    _________
Cash, end of period                       $  560,145     $417,161
                                          ==========    =========




See notes to condensed consolidated financial statements.

                    EXTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 1995, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. This report should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

2. The results of operations and cash flows for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                    EXTECH CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                             PLAN OF OPERATION

             NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Results of operations:

Nine months ended September 30, 1995 compared to 1994:

The Company's net income for the nine months ended September 30, 1995 was $30,038 as compared to a net income of $267,912 for the nine months ended September 30, 1994. The decrease in net income was primarily due to a $285,500 reversal in the allowance for bad debts in the 1994 period. Excluding such reversal, the Company would have experienced a loss of $17,588 for the nine months ended September 30, 1994. The Company's operations were profitable for the nine months ended September 30, 1995, as compared to the 1994 period, primarily due to a retroactive adjustment in the calculation of the annual rental obligation for the International Airport Hotel (the "Hotel") effective January 1, 1994 (such adjustment not being reflected in the Company's financial statements until the fourth quarter of 1994). Prior to such adjustment, the rent expense was equal to the greater of approximately $154,000 or 30% of annual gross revenues, as defined. In 1994, the annual rental was retroactively adjusted to equal the greater of approximately $169,000 or 20% of annual gross rentals, as defined. As a result, rent expense for the Hotel was $141,278 for the nine months ended September 30, 1995 as compared to $195,961 for the nine months ended September 30, 1994 (unadjusted for the retroactive reduction).

Three months ended September 30, 1995 compared to 1994:

Revenues from the Hotel increased by $62,213 during the three months ended September 30, 1995 as compared to 1994. The Company believes that such increase was primarily the result of a general increase in travel. Other Revenues decreased by $27,615 during the three months ended September 30, 1995 as compared to the 1994 period due to higher royalties on the Company's specialized clamping device in the earlier period. Costs and expenses increased by $304,731 during the third quarter of 1995 as compared to the 1994 period generally due to the reversal in the bad debt allowance as described above with respect to the nine months ended September 30, 1994.

Liquidity and Capital Resources:

As of September 30, 1995, the Company had $560,145 in cash and cash equivalents. As of such date, the Company had a working capital surplus of $418,446. The Company did not have any material commitments for capital expenditures as of September 30, 1995.

Reference is made to Item 5 of Part II of this Form 10-QSB for a discussion of the status of the obligations owed by Robeson
Industries Corp. ("Robeson") to the Company.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION


In February 1993, the Company entered into a Subscription and Stock Purchase Agreement (the "Subscription Agreement") with
Robeson pursuant to which the Company agreed to purchase from Robeson, subject to the conditions set forth therein, (i) approximately
15% of the issued and outstanding shares of capital stock of Robeson and (ii) all of the outstanding shares of capital stock of Robeson's wholly-owned Hong Kong subsidiary, Robeson Industries
Hong Kong Ltd. ("Hong Kong") (the "Hong Kong Shares").

In May 1993, the Company advised Robeson that it was terminating the Subscription Agreement due to the nonfulfillment of certain of the conditions to the obligation of the Company to consummate the transactions contemplated thereby. The Company also made demand upon Robeson for repayment of the principal amount of $320,000 loaned by the Company during 1992 and 1993, together with interest thereon, as well as reimbursement of expenses incurred by the Company in connection with the Subscription Agreement.

Subsequently, in May 1993, Robeson filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Act with the United
States Bankruptcy Court for the District of New Jersey (the "Court"). In September 1993, the Company filed a proof of claim in such proceeding as a secured creditor to recover the approximate amount of $534,000.

Pursuant to a Plan of Reorganization of Robeson (the "Plan") approved by the Court, in September 1994, in consideration of the $320,000 in loans made by the Company to Robeson and other recoverable expenses, the reorganized Robeson issued to the Company a promissory note (the "Note") in the principal amount of $385,000.

The Note provided for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments. Such installments covered an aggregate of 5% of the principal amount of the Note during the initial six months, an additional 7.5% thereof during the following six months, an additional 37.5% thereof during the following 12 months, an additional 25% thereof during the following 12 months and the final 25% thereof during the last 12 months of the Note.
Pursuant to the Plan, payment of the Note was secured by a pledge of all the outstanding shares of capital stock of Hong Kong (the "Hong Kong Stock"). In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

The first three payments under the Note were received by the Company in October, November and December 1994. Effective
January 1995, Robeson ceased making payments under the Note. In March 1995, the Company demanded full payment of the Note, foreclosed its security interest with respect to the Hong Kong Stock and purchased such shares at an auction sale.

In September 1995, the Company agreed to cancel the Note in consideration for the issuance by Robeson of a new promissory note in the principal amount of $125,000 (the "New Note"). The New Note provides for interest at the rate of 8% per annum and is payable in 27 consecutive monthly installments of $5,000. The Company has received the initial two installments due under the New Note.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           EXTECH CORPORATION



Dated:  November 10, 1995         By: /s/ Morton L. Certilman
                                      MORTON L. CERTILMAN
                                      President (Chief
                                      Operating Officer and
                                      Principal Financial Officer)