Form 10KSB
period 1995-12-31
EXTECH CORP
filed 1996-04-01
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

FORM 10-KSB(Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 1995

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number          0-1665


             EXTECH CORPORATION
Name of small business issuer in its charter)
Delaware                                36-2476480

 (State or other jurisdiction of         (I.R.S Employer
  incorporation or organization)       Identification No.)

90 Merrick Avenue, East Meadow, New York   11554
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number    (516) 794-6300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered none

Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, $.01 par value
(Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X     No.


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X)
State issuer's revenues for its most recent
fiscal year:  $1,024,057


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$729,030 as of March 27, 1996


(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act
after the distribution of securities under a plan confirmed
by a court.  Yes     No    .


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,391,367 shares outstanding as of March 22, 1996


DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a)  Business Development

     (i) International Airport Hotel

     EXTECH Corporation (the "Company" or "EXTECH"), through a wholly-owned subsidiary, IAH, Inc. ("IAH"), operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). The Hotel is located on the site of the San Juan International Airport (the "Airport") and occupies the third and fifth floors of the main terminal building. In addition to its 57 guest rooms, the Hotel has a lobby area. The Hotel caters generally to commercial and tourist travelers in transit. IAH also operates a video game room on the terminal level of the Airport. Reference is also made to Item 6 hereof for additional information regarding the Hotel.

     The Hotel is marketed through brochures, local advertising and in-airport advertising. Its operations are highly seasonal, with the disproportionate share of its revenues being generated during the first several months of the calendar year. Approximately 15% of the total room sales for the Hotel for 1995 were attributable to one customer.

     The Hotel is the only hotel actually located on the site of the Airport. As such, it has little direct competition for the tourist trade or commercial travelers seeking only sleeping accommodations at the Airport. The Puerto Rico Ports Authority (the "Ports Authority"),the owner of the Hotel, had authorized the construction of an additional hotel in the parking lot of the Airport; however, the Ports Authority has advised IAH that it has abandoned its plan to construct such hotel and instead has determined to upgrade and expand the Hotel. No assurance can be given, however, that an additional hotel or hotels will not be developed at the site of, or near, the Airport, in which case IAH could encounter significant competition with respect to the operations of the Hotel.

     On July 22, 1988, IAH entered into a Lease Agreement with the
Ports Authority pursuant to which the Ports Authority granted IAH a lease to operate the Hotel for five years until June 30, 1993, plus, at the option of IAH, an additional five year term to end June 30, 1998 (subject to agreement as to the rental amount payable, which the parties agreed to negotiate in good faith).

     In 1992, in accordance with the Lease Agreement, IAH exercised its right for a five year extension of its lease. At the time, the Ports Authority was uncertain as to whether it wished to build a new hotel in the parking lot of the Airport or upgrade the existing hotel (located in the Airport terminal) and, therefore, requested that IAH accept an 18 month extension of the then existing term. IAH agreed to an 18 month extension and signed a supplemental lease agreement with the Ports Authority in May 1992 extending the lease term to December 31, 1995.

IAH is of the belief that, pursuant to the supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000.

     In July 1993, the Assistant Director of Operations of the
Ports Authority forwarded to IAH a letter containing the terms of a proposed ten year lease extension which IAH approved, signed and returned to the Ports Authority. Although the letter setting forth the terms of the extension agreement with IAH does not make the Ports Authority's approval conditional upon the approval of its Board of Directors, the Ports Authority has taken such position and, since Board of Directors approval was not obtained, the Ports Authority takes the position that the extension is not in effect. IAH is of the belief that a ten year agreement has been entered into between IAH and the Ports Authority pursuant to the foregoing or that, alternatively, it exercised its right to extend the term of the lease to December 31, 2000.

     Based upon IAH's refusal to acknowledge that, effective January
1, 1996, it occupied the Hotel on a month-to-month basis, in February 1996, the Ports Authority requested that IAH vacate, surrender and deliver the premises by February 29, 1996. Following the receipt of such request, IAH brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the Hotel. The action seeks a declaratory judgment that, among other alternatives, IAH exercised adoption with respect to its lease for the Hotel for an extension of the term of five years commencing on January 1, 1996 or that the Ports Authority executed a new lease agreement for a ten year period commencing on such date.

     (ii) Pipe Harness Clamp

     The Company holds a patent for a specialized clamping device
(the "Pipe Harness Clamp") designed to connect principally underground pipe lines of similar and dissimilar materials. In July 1991, the Company and an unrelated third party (the "Licensee") entered into a License and Royalty Agreement (the "License Agreement") pursuant to which the Licensee was granted the exclusive right to manufacture, use, market and sell (either directly or on the Licensee's behalf) the Pipe Harness Clamp.

     The License Agreement provides that, among other matters, the Licensee will pay royalty payments for the license of the Pipe Harness Clamp in an amount equal to 5% of Net Sales (as defined in the License Agreement) of the Pipe Harness Clamp until such time as the aggregate amount of the royalty payments total $1,000,000 and thereafter an amount equal to 2.5% of Net Sales of the Pipe Harness Clamp (the "Net Sales Royalty"). The License Agreement also provides that the Licensee will pay a percentage of royalty payments that are payable to the license pursuant to a certain License and Technical Assistance Agreement(the "Technical Assistance Agreement"). The Company is to receive, for each twelve month period that the Technical Assistance Agreement is in effect, 23.68% of all amounts in excess of $100,000 received by the Licensee in accordance with the terms of the Technical Assistance Agreement (the "Technical Assistance Royalty"), the aggregate of which payments to the Company shall not exceed $1,480,000. As of December
31, 1995, the Company had received approximately $70,000 in Technical Assistance Royalty payments pursuant to the License
Agreement (of which approximately $19,000 was received during 1995) but had received no Net Sales Royalty payments. No assurances can be given regarding the commercial marketability of the Pipe Harness Clamp.






(iii)     Robeson Industries Corp.

     In February 1993, EXTECH entered into a Subscription and Stock Purchase Agreement (the "Subscription Agreement") with Robeson Industries Corp. ("Robeson") pursuant to which the Company agreed to purchase from Robeson, subject to the conditions set forth therein, (i) approximately 15% of the issued and outstanding shares of capital stock of Robeson and (ii) all of the outstanding shares of capital stock of Robeson's wholly-owned Hong Kong subsidiary, Robeson Industries Hong Kong Ltd. ("Hong Kong") (the "Hong Kong Shares").


     In May 1993, the Company advised Robeson that it was terminating the Subscription Agreement due to the nonfulfillment of certain of the conditions to the obligation of EXTECH to consummate the transactions contemplated thereby. The Company also made demand upon Robeson for repayment of the principal amount of $320,000 loaned by the Company during 1992 and 1993, together with interest thereon, as well as reimbursement of expenses incurred by the Company in connection with the Subscription Agreement.


     Subsequently, in May 1993, Robeson filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Act with the United States Bankruptcy Court for the District of New Jersey (the "Court"). In September 1993, the Company filed a proof of claim in such proceeding as a secured creditor to recover the approximate amount of $534,000.

     Pursuant to a Plan of Reorganization of Robeson (the "Plan") approved by the Court, in September 1994, in consideration of the $320,000 in loans made by the Company to Robeson and other recoverable expenses, the reorganized Robeson issued to the Company a promissory note (the "Note") in the principal amount of $385,000. The Note provided for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments of varying amounts. Pursuant to the Plan, payment of the Note was secured by a pledge of all the outstanding shares of capital stock of Hong Kong (the "Hong Kong Stock"). In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

     The first three payments under the Note were received by the Company in October, November and December 1994. Effective January 1995, Robeson ceased making payments under the Note. In March 1995, the Company demanded full payment of the Note, foreclosed its security interest with respect to the Hong Kong Stock and purchased such shares at an auction sale.

     In September 1995, the Company agreed to cancel the Note in consideration for the issuance by Robeson of a new promissory note in the principal amount of $125,000 (the "New Note"). The New Note provides for interest at the rate of 8% per annum and is payable in 27 consecutive monthly installments of $5,000. The Company has received all installments due to date under the New Note.





(iv) Phone America International, Inc.

     In February 1996, the Company announced that it had entered into a non-binding letter of intent to acquire Phone America International, Inc. ("Phone America"), an interexchange telecommunications carrier engaged in the design, development and marketing of prepaid telephone calling cards and other telephone products. Phone America offers the end user both basic and long distance services, enhanced information services and hardware-based telephone services.

     Phone America's preliminary unaudited financial statements as of December 31, 1995 and for the year then ended reflect revenues of approximately 375,000, a net loss of approximately $525,000 and a shareholders' deficiency of approximately $125,000.

     The letter of intent contemplates that, following the acquisition, the holders of Phone America shares, options and warrants will receive shares of Common Stock of the Company, or options and warrants to purchase shares of Common Stock of the Company, representing, in the aggregate, 40% of the Company's Common Stock. Pursuant to the letter of intent, such percentage would increase to 50% if certain performance targets are met.

     The letter of intent also contemplates that, at the closing of the transaction, subject to the requirements of applicable law, certain Phone America officers and directors will constitute a majority of the Company's Board of Directors and David A. Lyons and Adam R. Kolodny, currently Chief Executive Officer and Chief Financial Officer, respectively, of Phone America will assume the offices of Chief Executive Officer and Chief Operating Officer, respectively, of the Company. Mr. Lyons, who previously served as President, Chairman of the Board and Chief Executive Officer of AMNEX, Inc., a publicly traded telecommunications service provider, is related to the wife of Morton
L. Certilman, President of the Company. Mr. Kolodny previously served as President of The Keystone Corporation, a private payphone company, and Vice President and Chief Financial Officer of AMNEX.

     The consummation of the transaction is subject to satisfactory completion of the parties' due diligence investigation, final negotiation of the terms thereof, the execution and delivery of a definitive acquisition agreement, approval by the parties' respective Board of Directors and approval by Phone America's stockholders. No assurances can be given that the transaction will be consummated upon the terms set forth in the letter of intent or otherwise.

     Concurrently with the execution of the letter of intent, the Company loaned $50,000 to Transcends Telecom Corporation ("Transcends"), a wholly-owned subsidiary of Phone America, for workingcapital purposes.
The note evidencing the loan is payable on or afterAugust 26, 1996 upon 30 days notice. Payment of the principal amountof the note, together with interest at the rate of 10% per annum, is secured by a pledge of all shares of Phone America Common Stock owned by Mr. Lyons and another principal stockholder, as well as by a lien on accounts receivable of Transcends.

     (v)  General

     The Company was incorporated in the State of Delaware on August 25, 1961. The Company's principal executive offices are located at 90 Merrick Avenue, East Meadow, New York 11554, and its telephone number at such office is (516) 794-6300.

(b)  Business of Issuer

     (i)  International Airport Hotel

          Reference is made to Items 1(a)(i) and 2 hereof.

     (ii) Pipe Harness Clamp

          Reference is made to Item 1(a)(ii) hereof.

     (iii)Phone America

          Reference is made to Item 1(a) (iv) hereof.

     (iv) Number of Employees

     As of December 31, 1995, the Company and its subsidiaries employed 16 persons.


ITEM 2.   DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 90 Merrick Avenue, East Meadow, New York where approximately 200 square feet of space are occupied on a month-to-month basis at a monthly rental of $500.

     The Hotel is leased by IAH from the Ports Authority. Effective January 1, 1994, the annual rental obligation for the Hotel was amended to equal the greater of $169,400 or 20% of annual gross revenues, as defined. Rent expense prior to January 1, 1994 was equal to the greater of $153,953 or 30% of annual gross revenues, as defined. Total rent expense under the lease amounted to $191,335 for 1995 as compared to $172,194 for 1994.

     Reference is made to Item 1(a)(i) hereof for a discussion of certain pending litigation with regard to IAH's lease rights in the Hotel.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Item 1(a)(i) hereof for a discussion of certain pending litigation with regard to the Hotel.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "EXTH". The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau, Inc.:

1995 Calendar Year            High            Low

First Quarter                 $1/8           $1/16
Second Quarter                 1/8            1/8
Third Quarter                  1/8            1/16
Fourth Quarter                 1/16           1/16

1994 Calendar Year            High            Low

First Quarter                 $3/8           $1/4
Second Quarter                 3/8            1/4
Third Quarter                  3/8            1/8
Fourth Quarter                 1/8            1/16

     The above quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(b)  Holders

As of March 22, 1996, there were 3,103 record holders of the Company's Common Stock.

(c)  Dividends

     The Company has neither declared nor paid any cash dividends on its Common Stock during its two most recent fiscal years and the Board of Directors does not contemplate the payment of dividends in the foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Results of Operations:

     In 1995, the Company had total revenues of $1,024,057 and a net profit of $51,229 as compared to revenues of $991,735 a net profit of $51,364 for 1994.

     Room rental and other departmental revenue for the Hotel increased by $92,127 (10.3%) during 1995. The Company believes that such increased revenue was previously the result of a general increase in air travel. The net profit for the Hotel, on a "stand-alone" basis, was $144,351 in 1995 as compared to $142,470 in 1994.

     Other income decreased from $57,219 in 1994 to zero in 1995 due a credit against rent in such amount realized by IAH during 1994.

     In 1995, the Company incurred costs and expenses of $967,152 as compared to $935,083 in 1994, representing an increase of $32,069. The increase was attributable primarily to increased rental payments to the Ports Authority in connection with the lease of the Hotel.

     Reference is made to Item 1(a)(i) and (iv) hereof for a discussion of a certain litigation with the Ports Authority with regard to the Hotel as well as a contemplated acquisition transaction with Phone America.

Liquidity and Capital Resources:

     As of December 31, 1995, the Company had $644,956 in cash and cash equivalents as compared to $482,359 in 1994, representing an increase of $162,597. As of such date, the Company had a working capital surplus of $453,377. The Company did not have any material commitments for capital expenditures as of December 31, 1995.

     Reference is made to Item 1(a)(iii) hereof for a discussion of the status of a certain note in the original principal amount of $125,000 issued by Robeson to the Company in September 1995 .

     Reference is also made to Item 1(a)(i) and (iv) hereof for a discussion of certain litigation with the Ports Authority with regard to the Hotel as well as a loan and contemplated acquisition transaction with Phone America.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1995.

                               PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the positions and offices presently held with the Company by each Director and executive officer, his age and the year from which such person's service on the Company's Board of Directors dates:

                             Positions and
                             Offices held
                             with the                 Director
     Name              Age   Company                  Since

Jay M. Haft            60    Chairman of the Board      1989
Morton L. Certilman    64    President and Director     1989
Leon Lapidus           51    Director                   1989
Brian K. Ziegler       41    Secretary and Treasurer     --

     Jay M. Haft has served as the Company's Chairman of the Board since October 1989. Mr. Haft has been engaged in the practice of law for more than the past five years and serves as counsel to the law firms of Parker Duryee Rosoff & Haft. Mr. Haft is a Director of Robotic Vision Systems, Inc., Noise Cancellation Technologies, Inc., CAS Medical Systems, Inc., Nova Technologies, Inc., Viragen, Inc. and Oryx Technology, Inc., all of whose securities are traded in the over-the-counter market. Mr. Haft received B.A. and L.L.B degrees from Yale University.

     Morton L. Certilman has served as the Company's President since October 1989. Mr. Certilman has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board and a Director of the Long Island Association, the Long Island Job Development Agency, New Long Island Partnership and the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He is a member of the faculty of the Real Estate Institute of New York University, American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Housing of the University of Miami Law Center. Mr. Certilman received an L.L.B. degree, cum laude, from Brooklyn Law School.

     Leon Lapidus has been the President of the Mibro Group, a privately held importer, packager and distributor of hardware, for more than the past five years. Mr. Lapidus received a B.A. degree from Hunter
College and an M.B.A. degree from the Bernard M. Baruch College of the City of New York. Mr. Lapidus is the brother-in-law of Mr. Haft.

     Brian K. Ziegler has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Ziegler received a B.S. degree, cum laude, from the Wharton School of the University of Pennsylvania, and a J.D. degree and an L.L.M. degree in Taxation from the University of Miami. Mr. Ziegler is the son-in-law of Mr. Certilman.

     Each Director will hold office until the next Annual Meeting of Stockholders and until his successor is elected and qualified, or until his earlier resignation or removal. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders and until his successor is elected or appointed and qualified, or until his earlier resignation or removal.

     Reference is made to Item 1(a)(iv) hereof for a discussion of certain contemplated management changes in the event of the consummation of an acquisition transaction with Phone America.

     To the Company's knowledge, based solely on a review of the copies of Forms 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.





 ITEM 10.      EXECUTIVE COMPENSATION

 (a) Summary Compensation Table

     The following table sets forth certain information concerning the compensation of Morton L. Certilman, President of the Company, for the fiscal years ended December 31, 1993, 1994 and 1995. No person who served as an executive officer of the Company as of December 31, 1995 had a total salary and bonus for the year then ended in excess of $100,000.


                                   Annual
                                Compensation
Name and Principal                           All Other
   Position              Year     Salary   Compensation

Morton L. Certilman      1995     $50,000        -0-*
    President            1994     $40,000        -0-*
                         1993     $50,000        -0-*

* Excludes fees payable during 1993, 1994 and 1995 by the Company to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member.

(b)  Option Grants

     No grants of stock options were made to Mr. Certilman during the fiscal year ended December 31, 1995.

(c)  Aggregated Option Exercises and Fiscal Year-End Option Value

     Mr. Certilman did not exercise any options during the year ended December 31, 1995 and held no options as of such date.

(d)  Long-Term Incentive Plan Awards

     No awards were made to Mr. Certilman during the fiscal year ended December 31, 1995 under any long-term incentive plan.

(e)  Compensation of Directors

     Each Director is entitled to receive a $500 fee for each Directors' meeting he attends. In addition, Directors are reimbursed for travel expenses incurred in connection with attendance at such meetings.

(f) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information as of March 22, 1996 regarding the beneficial ownership of the Company's shares of Common Stock by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) each present Director and
(iii) all of the Company's present executive officers and Directors as a group:
                                                    Approximate
    Name and Address        Number of Shares        Percentage
  of Beneficial Owner       Beneficially Owned      of Class


Morton L. Certilman           211,893(1)               8.9%
The Financial Center
at Mitchel Field
90 Merrick Avenue
East Meadow, New York


Jay M. Haft                   210,393(1)(2)            8.8%
200 East Broward Boulevard
Ft. Lauderdale, Florida


Leon Lapidus                   20,000                   *
111 Sinnott Road
Scarborough Ontario
  M1L 4S6 Canada


All executive officers
and Directors as a group
(4 persons)                   447,286(2)(3)           18.7%


 *   Less than 1%.

(1) Messrs. Certilman and Haft have previously filed a Schedule 13D and amendments thereto under the Securities Exchange Act of 1934, as amended, with respect to their respective equity interests in the Company. In view of their intention to consult with each other with respect to the acquisition, voting and disposition of their respective shares, Messrs. Certilman and Haft may be deemed a group. Accordingly, the group of Messrs. Certilman and Haft beneficially owns 422,286 shares of Common Stock. Such amount represents approximately 17.7% of the outstanding shares of Common Stock of the Company. However, each of Messrs. Certilman and Haft independently makes his own decisions with respect to the acquisition, voting and disposition of the shares of Common Stock directly owned by him. Further, neither Mr. Certilman nor Mr. Haft has any economic interest in the shares of Common Stock directly owned by the other.

(2) Includes 12,500 shares held in a retirement trust for the benefit of Mr. Haft.

(3) Includes 5,000 shares held in a retirement trust for the benefit of an executive officer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certilman Balin Adler & Hyman, LLP, a law firm of which Mr.
 Certilman is a member, serves as counsel to the Company. It is presently anticipated that such firm will continue to represent the Company and/or its affiliates and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit
Number   Description of Exhibit


 3(a)    Certificate of Incorporation, as amended(1)

  (b)    By-laws, as amended(2)

10(a)    Letter of intent, dated February 26, 1996, between Phone
         America, Transcends and the Company.

10(b) Agreement, dated July 22, 1988, between the Ports Authority and IAH(1)

10(c) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(3)

10(d)    Amended and Restated 1990 Stock Option Plan(1)

10(e) License and Royalty Agreement, dated July 1991, among the Company, IFTI Capital Appreciation Management Corporation, and NPS Products, Inc.(4)

21       Subsidiaries of the Registrant(4)



(1) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

(2)  Denotes document filed as an exhibit to the Company's Annual
     Report on Form 10-KSB for the year ended December 31, 1989 and incorporated herein by reference.


(3)  Denotes document filed as an exhibit to the Company's Annual
     Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

(4)  Denotes document filed as an exhibit to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1995.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1996       EXTECH CORPORATION


                            By: /s/ Morton L. Certilman
                                    Morton L. Certilman,
                                    President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Capacity                Date


                         Chairman of the Board
/s/Jay M. Haft           of Directors              March 29, 1996
Jay M. Haft
                         President and Director
                         (Principal Executive,
                         Financial and Accounting
/s/Morton L. Certilman   Officer)                  March 29, 1996
Morton L. Certilman

/s/ Leon Lapidus         Director                  March 29, 1996
Leon Lapidus

                  EXTECH CORPORATION AND SUBSIDIARIES

                          REPORT ON AUDITS OF
                   CONSOLIDATED FINANCIAL STATEMENTS

                   TWO YEARS ENDED DECEMBER 31, 1995

Item 7.    Consolidated Financial Statements



                             INDEX

                                     Page

Independent auditors' report         F-2


Consolidated balance sheet           F-3


Consolidated statements of earnings  F-4


Consolidated statement of
stockholders' equity                 F-5


Consolidated statements of
cash flows                           F-6


Notes to consolidated
financial statements                 F-7 - F-13

CONSOLIDATED FINANCIAL STATEMENTS
         Report of Independent Certified Public Accountants




Board of Directors and Stockholders
EXTECH CORPORATION
East Meadow, New York

We have audited the accompanying consolidated balance sheet of EXTECH CORPORATION and Subsidiaries as of December 31, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXTECH CORPORATION and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.





                                         HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
March 5, 1996

                 EXTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1995

   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents           $644,956
 Accounts receivable, net of
 allowance for doubtful
accounts of approximately $600         52,421
 Notes receivable, net of allowance
 for doubtful accounts
 of approximately $69,000 (Note 4)     39,180
 Inventories                            7,190
 Prepaid expenses                       6,887
  Total current assets                750,634

PROPERTY AND EQUIPMENT, net (Note 3)  201,690

OPERATING EQUIPMENT, net               12,803

                                     $965,127
                                     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       3,556
 Accrued expenses (Notes 5 and 6)     139,501
 Debentures payable (Note 7)          154,200
  Total current liabilities           297,257
MINORITY INTEREST                         560

COMMITMENT AND CONTINGENCY (Note 10)

STOCKHOLDERS' EQUITY:  (Note 11)
 Common stock, $.01 par value;
  authorized
  10,000,000 shares;
 issued and outstanding 2,391,367
  shares                                23,914
 Capital in excess of par            4,496,950
 Deficit                            (3,853,554)

                                       667,310

                                       965,127
                                      =========


           See notes to consolidated financial statements
                                 F-3





                 EXTECH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS



                                        Years Ended
                                        December 31,
                                      1995       1994
REVENUES:  (Note 13)
 Rooms                               924,381    849,283
 Other operating departments          58,569     41,540
 Interest, net                        21,893     11,056
 Royalty income                       19,214     32,637
 Other                                           57,219

  Total revenues                   1,024,057    991,735

COSTS AND EXPENSES:
 Administrative and general          111,234    113,944
 Bad debts                             5,195      9,000
 Corporate and sundry (Note 8)       190,146    182,793
 Departmental                        381,192    366,840
 Depreciation and amortization        51,901     52,310
 Energy costs                         16,701     15,808
 Lease rentals (Note 10)             191,335    172,194
 Property operation and maintenance   18,761     20,156
 Real estate and personal
 property taxes                          687      2,038

  Total costs and expenses           967,152    935,083

INCOME BEFORE INCOME TAXES            56,905     56,652

INCOME TAXES (Note 9)                  5,676      5,288

NET INCOME                          $ 51,229    $ 51,364
                                     =======     =======
INCOME PER COMMON SHARE              $ .02     $    .02
                                     ======     =======
WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK OUTSTANDING (Note 12)         2,391,367  2,391,367
                                     =========  =========




           See notes to consolidated financial statements

                 EXTECH CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                  Capital
                Common Stock     in Excess
              Shares    Amount    of Par      Deficit     Total

Balance,
January 1,
1994          2,391,367 $23,914  4,496,950  $(3,956,147) $ 564,717

Net
income
for the year     -         -         -           51,364     51,364

Balance,
December
31, 1994      2,391,367  $23,914  4,496,950  (3,904,783)   616,081

Net income
for the
year          -            -         -           51,229     51,229

Balance,
December 31,
1995           2,391,367  $23,914 $4,496,950 $(3,853,554) $667,310





















            See notes to consolidated financial statements

                 EXTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Years Ended
                                        December 31,
                                     1995           1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                          $51,229       $ 51,364
Adjustments to reconcile net
income to net cash
provided by (used in) operating
activities:
   Depreciation and amortization     51,901         52,310
   Provision for bad debts            5,195          9,000
   Changes in operating assets and
    liabilities:
     (Increase) decrease in assets:
      Accounts receivable            (1,048)        (1,977)
      Inventories                     4,514            874
      Prepaid expenses and other
      assets                         36,544        (34,633)
     Increase (decrease) in
     liabilities:
      Accounts payable                 (632)          (496)
      Accrued expenses                2,484       (100,738)
   Net cash provided by (used in)
    operating activities             150,187       (24,296)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property
  and equipment                      (4,425)        (4,008)
 Collection of notes receivable      16,835         17,271

  Net cash provided by investing
   activities                        12,410         13,263

Net increase (decrease) in cash and
 cash equivalents                    162,597       (11,033)

Cash and cash equivalents,
 beginning of year                   482,359       493,392

Cash and cash equivalents,
 end of year                        $644,956      $482,359




           See notes to consolidated financial statements

                 EXTECH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1995 AND 1994


1. Summary of Significant Accounting Policies:

   a.   Description of business

     The Company's operations are within one industry as lodging sales and related revenues accounted for substantially all revenues during the two-year period ended December 31, 1995.

   b.   Principles of consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a 90% owned inactive subsidiary. All intercompany transactions and balances have been eliminated.

   c.   Inventories

     Inventories, consisting of merchandise and supplies, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   d.   Property and equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the remaining term of the lease.

   e.   Concentration of credit risk

     The Company invests its excess cash in deposits and money market accounts with major financial institutions. The Company has not experienced losses related to these investments.

   f.   Statement of cash flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

g.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period Actual results could differ from those estimates.

2. Supplementary Information - Statement of Cash Flows:

   Cash paid for income taxes was $5,452 and $10,506 during the years ended December 31, 1995 and 1994, respectively.

3. Property and Equipment:

   At December 31, 1995, property and equipment consists of the following:

     Furniture, fixtures and equipment      $   356,223
     Leasehold improvements                     135,760
                                                491,983
     Less accumulated depreciation and
     amortization                               290,293

                                            $   201,690
                                                =======
4. Notes Receivable:

   During the period December 1992 to March 1993, the Company entered into various loans with Robeson Industries Corp. ("Robeson") (an unrelated third party) in the aggregate amount of $320,000. The notes were secured by a pledge of all of the issued and outstanding shares of Robeson Industries Hong Kong Ltd. ("Robeson Hong Kong"). In May 1993, Robeson filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Act. In September 1993, the Company filed a proof of claim in such proceeding as a secured creditor to recover such advances, related accrued interest and other costs.

   In September 1994, pursuant to a Plan of Reorganization (the "Plan"), Robeson issued to the Company a promissory note (the "Note") in the principal amount of $385,000. The Note provides for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments. Such installments cover an aggregate of 5% of the principal amount of the Note during the initial six months, an additional 7.5% thereof during the following six months, an additional 37.5% thereof during the following 12 months, an additional 25% thereof during the following 12 months and the final 25% thereof during the last 12 months of the Note. The Note is secured by all the outstanding shares of capital stock of Robeson's wholly-owned Hong Kong subsidiary. In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

   The first three payments under the Note were received by the Company in October, November and December 1994. Effective January 1995, Robeson ceased making payments under the Note. In March 1995, the Company demanded full payment of the Note, foreclosed its security interest with respect to the Hong Kong stock and purchased such shares at an auction sale. In September 1995, the Company agreed to cancel the Note in consideration for the issuance by Robeson of a new promissory note in the principal amount of $125,000 (the "New Note"). The New Note provides for interest at the rate of 8% per annum and is payable in 27 consecutive monthly installments of $5,000. The Company has received all installments due to date under the New Note.

5. Accrued Expenses

   At December 31, 1995, accrued expenses consists of the following:

     Rent                            $          74,655
     Professional fees                          18,061
     Payroll and related costs                  14,995
     Deferred compensation (Note 6)             16,039
     Room tax                                    7,800
     Other                                       7,951

                                     $          139,501
                                                =======

6. Deferred Compensation

   The Company has an agreement to pay special compensation to certain employees who at the date of retirement have accumulated 20 years of uninterrupted service. Maximum amount payable per employee is $3,000. At the effective date, there were seven employees covered by this plan, four of them with 15 years of accumulated service. The accrual is being done pro-ratably from the inception of the plan to the date each employee is eligible for benefits. At December 31, 1995, there was $16,039 shown as accrued expenses payable.

7. Debentures Payable:

   In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 1995, $154,200 of these debentures have not been presented for

                               F-9









 payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet.
 Interest has not been accrued on the remaining debentures payable. In addition, no interest or other charges have been accrued with regard to any escheat obligation of the Company.

8. Related Party Transaction:

   During the years ended December 31, 1995 and 1994, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 1995 and 1994.

9. Income Taxes:

   The 1995 and 1994 income of IAH, Inc., a wholly-owned subsidiary has been calculated excluding the loss of Extech, as it is separately taxed under the laws of Puerto Rico. A provision of $5,676 and $5,288 respectively, has been made for this tax liability.

   For federal income taxes, the Company has a net operating loss carryforward of approximately $700,000 available to offset future taxable income and approximately $1,500,000 of capital loss carryforwards available to offset future capital gains. In addition, the Company has general business tax credit carryforwards available to reduce future income taxes of approximately $79,000. If not utilized, these credits are scheduled to expire in various amounts through 2010. The Company incurred operating losses during the past three years and losses are expected in the early subsequent periods. As a result, the Company has not recorded a deferred tax asset in 1995 due to the fact that a 100% valuation allowance would be needed.

10.  Commitment and Contingency:

 IAH, Inc. leases the International Airport Hotel property pursuant to an operating lease with the Puerto Rico Ports\ Authority ("Ports Authority"), which expired in December 1995. IAH is of the belief that pursuant to a supplemental lease agreement, it retained the opinion to continue the lease for a period of five years to December 31, 2000. On August 3, 1994, an amendment to the lease agreement provided for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross




                               F-10









 revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to $191,335 for 1995 and $172,194 for 1994.

   Based upon IAH's refusal to acknowledge that, effective January 1, 1996, it occupied the Hotel on a month-to-month basis, in February 1996, the Port Authority requested that IAH vacate, surrender and deliver the premises by February 29, 1996.
 Following the receipt of such request, IAH brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the Hotel. The action seeks a declaratory judgment that, among other alternatives, IAH exercised an option with respect to its lease for the Hotel for an extension of the term of five years commencing on January 1, 1996 or that the Ports Authority executed a new lease agreement for a ten year period commencing on such date.

11.  Stockholders' Equity:

   a.   Stock options

     The Company maintains a stock option plan which provides for the granting of options to individuals rendering service to the Company to purchase up to 300,000 shares of common stock of the Company. Such options may be either incentive stock options or non-statutory stock options. No options have been granted as of December 31, 1995.

   b.   Common shares reserved

     Stock Option Plan               300,000

12.  Income Per Share:

   Net income per common share was computed using the weighted average number of shares of common stock outstanding during each period presented.

13.  Major Customer:

   Sales to a major customer approximated 15% and 10% of total room sales for the years ended December 31, 1995 and 1994, respectively.

14.  Fair Value of Financial Instruments:

   In 1995, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

   Current Assets and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payable and certain other short-term financial instruments approximate their fair value.

   The carrying amount and fair value of the Company's financial instruments at December 31, 1995 are as follows:

                                           Carrying       Fair
                                            Amount        Value


     Cash and cash equivalents              $644,956    $644,956
     Accounts receivables                     52,421      52,421
     Notes receivable                         39,180      39,180
     Debentures payable                      154,200     154,200
     Other current liabilities               143,057     143,057




15.  Letter of Intent:

   In February 1996, the Company signed a letter of intent to acquire a telecommunications interexchange carrier engaged in the design, development and marketing of prepaid telephone calling cards and other telephone products. The Company is in the process of beginning its due diligence investigations. The terms of the letter of intent provide for the issuances of shares of common stock of the Company, and options for the purchase of shares of common stock, which would represent 40% of the outstanding common shares of the Company. The letter of intent also provides for the issuance of additional shares and options representing up to an additional 10% of the outstanding common shares provided certain revenues and pre-tax earnings levels are met.