Form 10QSB
period 1996-03-31
EXTECH CORP
filed 1996-05-15
CIK 33992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                                   to
                              -----------------------------------   -----------
Commission File Number:  0-1665
                       --------------------------------------------------------
                               EXTECH CORPORATION
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                           36-2476480
- -------------------------------------------------------------------------------
 (State or other jurisdiction                          (I.R.S Employer
 of incorporation or organization)                    Identification No.)

 90 Merrick Avenue, East Meadow, New York                             11554
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (516) 794-6300
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

     2,391,367 shares as of April 17, 1996


                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet - March 31, 1996 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended March 31, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 1996 and 1995 (Unaudited)

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


SIGNATURES




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    March 31, 1996
                                                    --------------
ASSETS

CURRENT ASSETS:
             Cash and cash equivalents                 $   683,877
             Accounts receivable                            39,732
             Notes and other receivables                    76,258
             Inventories                                     8,056
             Prepaid expenses                                6,405
                                                        ----------
               Total current assets                        814,328
                                                        ----------

PROPERTY AND EQUIPMENT, NET                                192,958
                                                        ----------

OTHER ASSETS:
             Operating equipment, net                       11,388
                                                        ----------
                                                       $ 1,018,674
                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

             Accounts payable                          $     5,779
             Accrued expenses                              135,219
             Debentures payable                            154,200
             Accrued taxes payable                          15,759
                                                        ----------
                                                           310,957
                                                        ----------

MINORITY INTEREST                                              560
                                                        ----------

STOCKHOLDERS' EQUITY:
             Common Stock, $.01 par value;
               authorized, 10,000,000 shares;
               issued and outstanding,
                2,391,367 shares                            23,914
             Capital in excess of par                    4,496,950
             Deficit                                    (3,813,707)
                                                        ----------
                                                           707,157
                                                        ----------
                                                        $1,018,674
                                                        ==========

See notes to condensed consolidated financial statements.


                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended
                                                     March 31,
                                                  1996          1995
                                            ------------------------
Revenues:
     Rooms                                   $ 301,611     $ 281,010
     Other                                       6,663         6,684
     Interest                                    6,187         3,384
                                              --------       --------
          Total revenues                       314,461       291,078
                                              --------       --------

Costs and expenses:
     General, administrative
       and sundry                              101,069         96,832
     Departmental                               80,782         84,830
     Depreciation and amortization              12,987         12,771
     Energy costs                                4,635          4,652
     Lease rentals                              62,185         54,956
     Marketing                                   7,791          6,444
     Property operation
       and maintenance                           4,565          4,746
     Provision for bad debt                        600          1,200
                                                ------         ------

                                               274,614        266,431
                                                ------         ------

Net income                                   $  39,847       $  24,647
                                             =========       =========

Income per common share:

     Net income                              $     .02       $     .01
                                             =========       =========

Weighted average number of common
  shares outstanding                         2,391,367       2,391,367
                                             =========       =========

See notes to condensed consolidated financial statements.


                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Three months ended
                                                     March 31,
                                                  1996          1995
                                            ------------------------

Cash flows from operating activities:
  Net income                                 $  39,847       $  24,647
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                12,987          12,771
   Provision for bad debts                         600           1,200
Decrease (increase) in assets:
    Accounts receivable                         12,089           2,996
    Inventories                                   (866)          1,746
    Prepaid expenses                               482          37,335
    Notes receivable                           (37,078)           -0-
    Other assets                                 1,415          (1,926)
Increase (decrease) in liabilities:
    Accounts payable                             2,223           7,848
    Accrued expenses                            (4,282)        (24,866)
    Accrued taxes payable                       15,759          14,394
                                             ---------       ---------
  Net cash provided by
  operating activities                          43,176          76,145
                                             ---------       ---------

Net cash (used in) investing activities:
  Purchases of property and equipment           (4,255)           (515)
                                             ---------       ---------
  Net cash (used in)
  investing activities:                         (4,255)           (515)
                                             ---------       ---------

Net increase in cash and cash
equivalents                                     38,921         75,630
Cash, beginning of period                      644,956        482,359
                                             ---------       ---------
Cash, end of period                          $ 683,877       $ 557,989
                                             =========       =========



See notes to condensed consolidated financial statements.



                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 1996, the Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. This report should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO 1995:

The Company's net income for the three months ended March 31, 1996 was $39,847 as compared to a net income of $24,647 for the three months ended March 31, 1995. Such increased income was primarily the result of increased room revenues ($301,611 during the first quarter of 1996 as compared to $281,010 during the first quarter of 1995).


LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1996, the Company had $683,877 in cash and cash equivalents. As of such date, the Company had a working capital surplus of $503,371. The
Company did not have any material commitments for capital expenditures as of March 31, 1996.

PROSPECTS:

On May 14, 1996 the Company and Phone America International, Inc. ("Phone America") mutually agreed not to pursue a non-binding letter of intent whereby the Company would have acquired Phone America. The Company is presently exploring other business opportunities outside of the hotel industry. (See Item 5 "OTHER INFORMATION").

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          On May 14, 1996 the Company and Phone America, an interexchange telecommunications carrier, mutually agreed not to pursue a non-binding letter of intent pursuant to which the Company would have acquired Phone America.

          The Company's $50,000 loan to Phone America, which was made contemporaneously with the execution of the letter of intent and which is payable upon demand on or after August 26, 1996, will continue in full force and effect according to its terms.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               3(a) Certificate of Incorporation, as amended 1

               3(b) By-laws, as amended 2

               27   Financial Data Schedule

- --------------------

  1 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

  2 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

               None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EXTECH CORPORATION



Dated: May 15, 1996      By:/s/ Morton L. Certilman
                            ------------------------------
                            MORTON L. CERTILMAN
                            President (Chief
                            Operating Officer and Principal
                            Financial Officer)