Form 10QSB
period 1996-06-30
EXTECH CORP
filed 1996-08-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to  __________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( )Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     5,591,367 shares as of July 22, 1996

This document consists of 10 sequentially numbered pages.

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - June 30, 1996
          (Unaudited)

          Condensed Consolidated Statements of Operations - Six months ended June 30, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended June 30, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995 (Unaudited)

          Notes to Condensed Consolidated Financial Statements Six months ended June 30, 1996 and 1995 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                   June 30, 1996
                                                                   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 1,453,818
  Accounts receivable                                                    29,682
  Notes and other receivables                                            69,828
  Inventories                                                             6,185
  Prepaid expenses                                                       15,076
                                                                    -----------
            Total current assets                                      1,574,589
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             180,334
                                                                    -----------

OTHER ASSETS:
  Operating equipment, net                                               10,959
  Deposits                                                               10,000
                                                                    -----------
              Total other assets                                         20,959
                                                                    -----------
                                                                    $ 1,775,882
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                  $     2,630
  Accrued expenses                                                      123,647
  Debentures payable                                                    154,200
  Accrued taxes payable                                                  12,335
                                                                    -----------
                                                                        292,812
                                                                    -----------

MINORITY INTEREST                                                           560
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
     5,591,367 shares                                                    55,914
  Capital in excess of par                                            5,264,950
  Deficit                                                            (3,838,354)
                                                                    -----------
                                                                      1,482,510
                                                                    -----------
                                                                    $ 1,775,882
                                                                    ===========



See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Six months ended
                                                               June 30,
                                                        1996             1995
                                                     ----------       ----------
Revenues:
    Rooms                                            $  506,162       $  452,671
    Other                                                12,391           25,632
    Interest                                             15,041            8,152
                                                     ----------       ----------
         Total revenues                                 533,594          486,455
                                                     ----------       ----------

Costs and expenses:
    General, administrative
      and sundry                                        207,687          180,821
    Departmental                                        151,507          148,700
    Depreciation and amortization                        25,832           25,542
    Energy costs                                          7,311            9,572
    Lease rentals                                       101,231           92,776
    Marketing                                            13,200           12,077
    Property operation
      and maintenance                                    10,426            8,732
    Provision for bad debt                                1,200            2,100
                                                     ----------       ----------
                                                        518,394          480,320
                                                     ----------       ----------
Net income                                           $   15,200       $    6,135
                                                     ==========       ==========
Income per common share:

    Net income                                       $      .01       $      .01
                                                     ==========       ==========

Weighted average number of common
  shares outstanding                                  2,866,092        2,391,367
                                                     ==========       ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three months ended
                                                               June 30,
                                                        1996             1995
                                                     ----------       ----------
Revenues:
    Rooms                                         $   204,551       $   171,661
    Other                                               5,728            18,948
    Interest                                            8,854             4,768
                                                  -----------       -----------
         Total revenues                               219,133           195,377
                                                  -----------       -----------

Costs and expenses:
    General, administrative
      and sundry                                      106,618            83,989
    Departmental                                       70,725            63,870
    Depreciation and amortization                      12,845            12,771
    Energy costs                                        2,676             4,920
    Lease rentals                                      39,046            37,820
    Marketing                                           5,409             5,633
    Property operation
      and maintenance                                   5,861             3,986
    Provision for bad debt                                600               900
                                                  -----------       -----------
                                                      243,780           213,889
                                                  -----------       -----------
Net loss                                          $   (24,647)      $   (18,512)
                                                  ===========       ===========
Income per common share:

    Net loss                                      $      (.01)      $      (.01)
                                                  ===========       ===========

Weighted average number of common
  shares outstanding                                3,340,818         2,391,367
                                                  ===========       ===========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Six months ended
                                                              June 30,
                                                       1996             1995
                                                   -----------      -----------
Cash flows from operating activities:
  Net income                                       $    15,200      $     6,135
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                        25,832           25,542
   Provision for bad debts                               1,200            2,100
Decrease (increase) in assets:
    Accounts receivable                                 21,539           24,708
    Inventories                                          1,005            3,071
    Prepaid expenses                                    (8,189)          28,506
    Notes receivable                                   (30,648)           -0-
    Other assets                                         1,844           (1,578)
    Deposits                                           (10,000)           -0-
Increase (decrease) in liabilities:
    Accounts payable                                      (926)           1,427
    Accrued expenses                                   (15,854)         (41,238)
    Accrued taxes payable                               12,335           10,269
                                                   -----------      -----------
  Net cash provided by
  operating activities                                  13,338           58,942
                                                   -----------      -----------
Net cash (used in) investing activities:
  Purchases of property and equipment                   (4,476)            (516)
                                                   -----------      -----------
  Net cash (used in)
  investing activities:                                 (4,476)            (516)
                                                   -----------      -----------
Net cash from financing activities:
 Proceeds from issuance of stock                       800,000            -0-
                                                   -----------      -----------
   Net cash provided by financing
   activities                                          800,000            -0-
                                                   -----------      -----------
Net increase in cash and cash
equivalents                                            808,862           58,426
Cash, beginning of period                              644,956          482,359
                                                   -----------      -----------
Cash, end of period                                $ 1,453,818      $   540,785
                                                   ===========      ===========




See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


1. The Condensed Consolidated Balance Sheet as of June 30, 1996, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2. The results of operations and cash flows for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Results of operations:

The Company's net income for the six months ended June 30, 1996 was $15,200 as compared to a net income of $6,135 for the six months ended June 30, 1995. Such increased net income was primarily the result of increased room revenues of $53,491, offset by increased general, administrative and sundry expenses of $26,866 (primarily due to a one-time $10,000 appraisal fee incurred in connection with the equity financing discussed under "Liquidity and Capital Resources" below) and decreased other revenues of $13,241 (primarily due to the receipt during the 1995 period of $13,468 as a final distribution of proceeds from the sale of the Chicago Executive House Hotel).


Liquidity and Capital Resources:

As of June 30, 1996, the Company had $1,453,818 in cash and cash equivalents and a working capital surplus of $1,281,777. As of December 31, 1995, the Company had $644,956 in cash and cash equivalents and a working capital surplus of $453,377. The increase in cash and cash equivalents and working capital surplus was primarily the result of an $800,000 equity investment made in June 1996 by the President and Chairman of the Board of the Company and another investor.

The Company did not have any material commitments for capital expenditures as of June 30, 1996 (see, however, "Prospects" below).


Prospects:

On July 19, 1996, the Company entered into an agreement for the purchase of a professional sports team for a purchase price of $850,000. The consummation of the purchase, which is scheduled for September, 1996, is subject to, among other conditions, league approval of both the transaction and the relocation of the team to Long Island. Upon execution of the agreement, the Company paid to the seller, as a deposit, the sum of $250,000, which amount is repayable in the event the transaction is not consummated (other than as a result of a material default by the Company). The repayment of the deposit is secured by the grant of a security interest in all of the seller's assets. The $600,000 balance of the purchase price is payble at the closing. No assurances can be given that the transaction will be consummated.

The Company is also exploring a number of other business opportunities in connection with the acquisition and/or operation of sports franchises. Although negotiations are occurring, no definitive arrangements are currently in place, and no assurances can be given that any such transactions will be consummated.

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation,
                    as amended (1)

               3(b) By-laws, as amended (2)

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               One Report on Form 8-K was filed during the quarter ended June 30, 1996 as set forth below:

               Date of Event: June 3, 1996

               Items Reported: 1 and 7



- --------

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



                                    EXTECH CORPORATION




Dated: August 14, 1996              By: /s/ Morton L. Certilman
                                        -----------------------
                                        MORTON L. CERTILMAN
                                        President (Chief
                                        Operating Officer and
                                        Principal Financial
                                        Officer)