Form 10-Q
period 1996-09-30
EXTECH CORP
filed 1996-11-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

         5,591,367 shares as of October 31, 1996

This document consists of 10 sequentially numbered pages.

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - September 30, 1996
          (Unaudited)

          Condensed Consolidated Statements of Operations - Nine months ended September 30, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended September 30, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995 (Unaudited)

          Notes to Condensed Consolidated Financial Statements Nine months ended September 30, 1996 and 1995 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                          September 30, 1996
                                          ------------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents               $1,084,534
  Accounts receivable                         58,382
  Notes and other receivables                 67,706
  Inventories                                  4,728
  Prepaid expenses and
         other current assets                263,660
                                           ---------
            Total current assets           1,479,010
                                           =========

PROPERTY AND EQUIPMENT, net                 167,690
                                           ---------

OTHER ASSETS:
  Operating equipment, net                    14,210
  Deposits                                    10,000
                                           ---------

                  Total other assets          24,210
                                           ---------

                                          $1,670,910
                                          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                        $    6,693
  Accrued expenses                           103,706
  Debentures payable                         154,200
  Accrued taxes payable                       10,711
                                           ---------

                                             275,310
                                           ---------

MINORITY INTEREST                                560
                                           ---------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
     5,591,367 shares                         55,914
  Capital in excess of par                 5,264,950
  Deficit                                 (3,925,824)
                                          ----------

                                           1,395,040
                                           ---------
                                          $1,670,910
                                          ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Nine months ended
                                             September 30,
                                            1996        1995
                                          ---------------------
Revenues:
    Rooms                                $ 735,275     $ 697,069
    Other                                   17,366        51,617
    Interest                                27,543        13,855
                                         ---------     ---------
         Total revenues                    780,184       762,541
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           382,863       274,944
    Departmental                           234,336       229,428
    Depreciation and amortization           38,676        38,312
    Energy costs                            12,157        14,303
    Lease rentals                          146,168       141,278
    Marketing                               18,582        18,815
    Property operation
      and maintenance                       17,872        11,583
    Provision for bad debt                   1,800         3,840
                                         ---------     ---------

                                           852,454       732,503
                                         ---------     ---------
Net (loss) income                      $   (72,270)    $  30,038
                                       ===========     =========

Income per common share:

    Net (loss) income                  $      (.02)    $      .01
                                       ===========     ==========

Weighted average number of common
  shares outstanding                     3,781,148     2,391,367
                                       ===========     ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                              September 30,
                                             1996         1995
                                          ----------------------
Revenues:
    Rooms                                $ 229,113     $ 244,398
    Other                                    4,975        25,985
    Interest                                12,502         5,703
                                         ---------     ---------
         Total revenues                    246,590       276,086
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           175,176        94,123
    Departmental                            82,829        80,728
    Depreciation and amortization           12,844        12,770
    Energy costs                             4,846         4,731
    Lease rentals                           44,937        48,502
    Marketing                                5,382         6,738
    Property operation
      and maintenance                        7,446         2,851
    Provision for bad debt                     600         1,740
                                         ---------     ---------

                                           334,060       252,183
                                         ---------     ---------
Net (loss) income                       $  (87,470)    $  23,903
                                        ==========     =========

Income per common share:

    Net (loss) income                  $   (   .02)    $     .01
                                        ===========    =========

Weighted average number of common
  shares outstanding                     5,591,367     2,391,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Nine months ended
                                               September 30,
                                              1996        1995
                                            --------------------
Cash flows from operating activities:
  Net (loss) income                        $(72,270)   $  30,038
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization             38,676       38,312
   Provision for bad debts                    1,800        3,840
Decrease (increase) in assets:
    Accounts receivable                      (7,761)     (12,774)
    Inventories                               2,462        2,920
    Prepaid expenses and other
           current assets                  (256,773)      27,501
    Notes receivable                        (28,526)       4,168
    Other assets                             (1,407)      (3,961)
    Deposits                                (10,000)        -0-
Increase (decrease) in liabilities:
    Accounts payable                          3,137          107
    Accrued expenses                        (35,795)     (22,822)
    Accrued taxes payable                    10,711       11,072
                                          ----------   ---------
  Net cash(used in)provided by
  operating activities                     (355,746)      78,401
                                          ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment       ( 4,676)        (615)
                                          ----------   ---------
  Net cash (used in)
  investing activities:                     ( 4,676)        (615)
                                          ----------   ---------

Cash flows from financing activities:
 Proceeds from issuance of stock            800,000        -0-
                                          ----------   ---------
   Net cash provided by financing
   activities                               800,000        -0-
                                          ----------   ---------

Net increase in cash and cash
equivalents                                 439,578       77,786
Cash, beginning of period                   644,956      482,359
                                         -----------   ---------
Cash, end of period                      $1,084,534    $ 560,145
                                         ===========   =========




See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 1996, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2. The results of operations and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations:
----------------------

The Company's net loss for the nine months ended September 30, 1996 was $72,270 as compared to a net income of $30,038 for the nine months ended September 30, 1995. Such loss was primarily the result of increased general, administrative and sundry expenses of $107,919 (primarily due to a $54,810 increase in professional fees relating to, among other matters, the transactions discussed below under "Recent Developments", a $24,375 increase in officers compensation expense, and a one-time appraisal fee of $10,000) as well as decreased other revenues of $34,251 (primarily due to the receipt during the 1995 period of $19,214 in royalty income with respect to the Company's pipe harness clamp and $13,468 as a final distribution of proceeds from the sale of the Chicago Executive House Hotel, as compared to no revenue from such sources in 1996). Such increased expenses and decreased other revenues were offset by increased room revenues of $38,206 and increased interest income of $13,688.


Liquidity and Capital Resources:
--------------------------------

As of September 30, 1996, the Company had $1,084,534 in cash and cash equivalents and a working capital surplus of $1,203,700. As of December 31, 1995, the Company had $644,956 in cash and cash equivalents and a working capital surplus of $453,377. The increase in cash and cash equivalents and working capital surplus was primarily the result of an $800,000 equity investment made in June 1996 by the President and Chairman of the Board of the Company and another investor.

The Company did not have any material commitments for capital expenditures as of September 30, 1996.


Recent Developments:
--------------------

In February 1996, concurrently with the execution of a letter of intent providing for the acquisition of Phone America International, Inc. ("Phone America"), the Company loaned $50,000 to Transcends Telecom Corporation ("Transcends"), a wholly-owned subsidiary of Phone America. The note evidencing the loan (the "Note") was payable in August 1996 and the payment thereof was secured by, among other things, a security interest in the accounts receivable of Transcends. As a result of a default in payment by Transcends (which, the Company has been advised, has since discontinued operations), the Company has foreclosed its security interest in such accounts receivable which, the Company believes, exceed the amount due under the Note. No assurance can be given as to the collectibility of such accounts receivable.

In July 1996, the Company entered into an agreement for the purchase of a professional sports team for a purchase price of $850,000. The consummation of the purchase was subject to, among other conditions, league approval of both the transaction and the relocation of the team to Long Island. Upon execution of the agreement, the Company paid to the seller, as a deposit, the sum of $250,000, which amount was repayable in the event the transaction was not consummated (other than as a result of a material default by the Company). Due to the inability to obtain league approval, the agreement was terminated and, in October 1996, the Company was repaid the $250,000 deposit.

PART II.  OTHER INFORMATION
          -----------------


Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   CHANGES IN SECURITIES
          ---------------------

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 5.   OTHER INFORMATION
          -----------------
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------

               3(a) Certificate of Incorporation, as amended 1

               3(b) By-laws, as amended 2

               27   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               None


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



                                            EXTECH CORPORATION




Dated:                                      By:/s/Morton L. Certilman
                                               -------------------------------
                                               MORTON L. CERTILMAN
                                               President (Chief
                                               Operating Officer and
                                               Principal Financial
                                               Officer)