Form 10-K
period 1996-12-31
EXTECH CORP
filed 1997-04-15
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                         -------------------------------

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to

            Commission file number          0-1665

                               EXTECH CORPORATION
                 (Name of small business issuer in its charter)
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

         State issuer's revenues for its most recent fiscal year:  $1,082,038

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,064,668 as of March 21, 1997

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
         Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,  as  of  the  latest  practicable  date:   5,591,367  shares
outstanding as of March 21, 1997

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

     The Hotel is marketed through brochures, local advertising and in-airport advertising. Its operations are highly seasonal, with the disproportionate share of its revenues being generated during the first several months of the calendar year. Approximately 27% of the total room sales for the Hotel for 1996 were attributable to one customer.

     The Hotel is the only hotel actually located on the site of the Airport. As such, it has little direct competition for the tourist trade or commercial travelers seeking only sleeping accommodations at the Airport. The Puerto Rico Ports Authority (the "Ports Authority"), the owner of the Hotel, had authorized the construction of an additional hotel in the parking lot of the Airport; however, the Ports Authority has advised IAH that it has abandoned its plan to construct such hotel and instead has determined to upgrade and expand the Hotel. No assurance can be given, however, that an additional hotel or hotels will not be developed at the site of, or near, the Airport, in which case IAH could encounter significant competition with respect to the operations of the Hotel.

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

     The License Agreement provides that, among other matters, the Licensee will pay royalty payments for the license of the Pipe Harness Clamp in an amount equal to 5% of Net Sales (as defined in the License Agreement) of the Pipe Harness Clamp until such time as the aggregate amount of the royalty payments total $1,000,000 and thereafter an amount equal to 2.5% of Net Sales of the Pipe Harness Clamp (the "Net Sales Royalty"). The License Agreement also provides that the Licensee will pay a percentage of royalty payments that are payable to the Licensee pursuant to a certain License and Technical Assistance Agreement (the "Technical Assistance Agreement"). The Company is to receive, for each twelve month period that the Technical Assistance Agreement is in effect, 23.68% of all amounts in excess of $100,000 received by the Licensee in accordance with the terms of the Technical Assistance Agreement (the "Technical Assistance Royalty"), the aggregate of which payments to the Company shall not exceed $1,480,000. Since inception of the License Agreement, the Company had received an aggregate of approximately $179,891 in Technical Assistance Royalty payments pursuant to the License Agreement (of which approximately $109,891 was accrued during 1996), but had received no Net Sales Royalty payments. No assurances can be given regarding the commercial marketability of the Pipe Harness Clamp.

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

     Pursuant to a Plan of Reorganization of Robeson (the "Plan") approved by the Court, in September 1994, in consideration of the $320,000 in loans made by the Company to Robeson and other recoverable expenses, the reorganized Robeson issued to the Company a promissory note (the "Note") in the principal amount of $385,000. The Note provided for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments of varying amounts. Pursuant to the Plan, payment of the Note was secured by a pledge of the Hong Kong Shares. In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

     The first three payments under the Note were received by the Company in October, November and December 1994. Effective January 1995, Robeson ceased making payments under the Note. In March 1995, the Company demanded full payment of the Note, foreclosed its security interest with respect to the Hong Kong Shares and purchased such shares at an auction sale.

     In September 1995, the Company agreed to cancel the Note in consideration for the issuance by Robeson of a new promissory note in the principal amount of $125,000 (the "New Note"). The New Note provides for interest at the rate of 8% per annum and is payable in 27 consecutive monthly installments of $5,000. The Company has received monthly installments sporadically under the New Note, but not on a current basis.

     (iv) Phone America International, Inc.

     In February 1996, the Company announced that it had entered into a non-binding letter of intent to acquire Phone America International, Inc. ("Phone America"), an interexchange telecommunications carrier engaged in the design, development and marketing of prepaid telephone calling cards and other telephone products.

     Concurrently with the execution of the letter of intent, the Company loaned $50,000 to Transcends Telecom Corporation ("Transcends"), a wholly-owned subsidiary of Phone America, for working capital purposes. The note evidencing the loan was payable on or after August 26, 1996 upon 30 days notice. Payment of the principal amount of the note, together with interest at the rate of 10% per annum, was secured by a pledge of certain shares of Phone America Common Stock as well as by a lien on accounts receivable of Transcends.

     Subsequent to February 1996, the Company decided not to consummate the foregoing transaction due to Phone America's excessive funding requirements. Thereafter, in November 1996, following the discontinuance of operations by Transcends and Phone America, Transcends defaulted on its note and the Company foreclosed on its security interest in Transcend's accounts receivable. The Company obtained a peaceful surrender of the accounts receivable and has commenced collection proceedings against the account debtors. However, no assurances can be given regarding the satisfaction of the full amount due to the Company under the note.

     (v) Other Business Opportunities

     During 1996 and 1997, the Company explored a number of business opportunities in connection with the acquisition and/or operation of sports
franchises and negotiated   acquisition   agreements  in  connection  therewith.
Although no transactions have been consummated to date, the Company is continuing to investigate opportunities in this industry.

     (vi) General

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

     (iii) Other Business Opportunities

     Reference is made to Item 1(a)(v) hereof.

     (iv) Number of Employees

     As of December 31, 1996, the Company and its subsidiaries employed 17 persons.

ITEM 2.  DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 90 Merrick Avenue, East Meadow, New York where approximately 200 square feet of space are occupied on a month-to-month basis at a monthly rental of $500.

     The Hotel is leased by IAH from the Ports Authority. The annual rental obligation for the Hotel equals the greater of $169,400 or 20% of annual gross revenues, as defined. Total rent expense under the lease amounted to $189,610 for 1996 as compared to $191,335 for 1995.

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

1996 Calendar Year                     High         Low

First Quarter                         $1/4          $1/16
Second Quarter                         7/16          1/4
Third Quarter                          7/16          3/8
Fourth Quarter                         3/8           3/8

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

(b)  Holders

     As of March 21, 1997, there were 3,060 record holders of the Company's Common Stock.

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

(d)  Recent Sales of Unregistered Securities

     Reference is made to Item 12 hereof for discussion of a private placement of Common Stock of the Company made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

     In 1996, the Company had total revenues of $1,118,647 and a net loss of $5,099 as compared to revenues of $1,024,057 and a net profit of $51,229 for 1995.

     Room rental and other departmental revenue for the Hotel decreased by $13,016 (1.32%) during 1996. The net profit for the Hotel, on a "stand-alone" basis, was $109,322 in 1996 as compared to $144,351 in 1995.

     Interest income increased by $16,929 from 1995 to 1996 due to the receipt of $800,000 in funds from the private placement of Common Stock discussed under "Liquidity and Capital Resources".

     Royalty income earned during 1996 with respect to the Pipe Harness Clamp was $109,891 as compared to $19,214 in 1995 (see Item 1(a)(ii)).

     In 1996, the Company incurred costs and expenses of $1,119,090 as compared to $967,152 in 1995, representing an increase of $151,938. The increase was attributable primarily to an increase of $162,079 in corporate and sundry costs and expenses arising from the professional fees incurred in connection with, among other things, the Company's investigation and negotiation of other business opportunities (see Item 1(a)(v)) and an increase in the salary of an executive officer of the Company, which increase was granted in view of the greater amount of effort required to be expended by him in connection with the aforementioned investigation and negotiation of business opportunities.

     Reference is made to Item 1(a)(i) hereof for a discussion of a certain litigation with the Ports Authority with regard to the Hotel.

Liquidity and Capital Resources:

     As of December 31, 1996, the Company had $1,318,121 in cash and cash equivalents as compared to $644,956 in 1995, representing an increase of $673,165. Such increase was primarily the result of an $800,000 equity investment made during 1996 by the President and Chairman of the Board of the Company and another investor (see Items 5 and 12 hereof).

     As of December 31, 1996, the Company had a working capital surplus of $1,299,647 and had no material commitments for capital expenditures.

     Reference is made to Items 1(a)(iii) and (iv) hereof for a discussion of the status of a certain note in the principal amount of $125,000 issued by Robeson to the Company in September 1995 and a certain note in the principal amount of $50,000 issued by Transcends to the Company in February 1996.

     Reference is also made to Item 1(a)(i) hereof for a discussion of certain litigation with the Ports Authority with regard to the Hotel.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers

     The following table sets forth the positions and offices presently held with the Company by each Director and executive officer, his age and the year from which such person's service on the Company's Board of Directors dates:


                                   Positions and Offices           Director
     Name               Age        held with the Company            Since
     ----               ---        ---------------------            -----

Jay M. Haft              61        Chairman of the Board             1989
Morton L. Certilman      65        President and Director            1989
Leon Lapidus             52        Director                          1989
Brian K. Ziegler         42        Secretary and Treasurer            --

     Jay M. Haft has served as the Company's Chairman of the Board since October 1989. Mr. Haft has been engaged in the practice of law for more than the past five years and serves as counsel to Parker Duryee Rosoff & Haft. He was previously a senior corporate partner of such firm (1989-1994). Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a Managing General Partner of Venture Capital Associates, Ltd. and Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc., Noise Cancellation Technologies, Inc., Encore Medial Corporation, Viragen, Inc., PC Service Source, Inc., DUSA Pharmaceuticals, Inc., Oryx Technology Corp. and Jenna Lane, Inc., all of whose securities are traded in the over- the-counter market, and serves as Chairman of the Board of Noise Cancellation Technologies, Inc., and Jenna Lane, Inc. Mr. Haft is a member of the Florida Commission for Government Accountability to the People, Co-President of the Dade Venue of the Miami Ballet and a Director of the Concert Association of Florida. Mr. Haft received B.A. and L.L.B. degrees from Yale University.

     Morton L. Certilman has served as the Company's President since October 1989. Mr. Certilman has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Northrop/Grumman Master Planning Council and a Director of the Long Island Association, the New Long Island Partnership and the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He is a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles", and is the editor of the New York Land Report. Mr. Certilman is a member of the Advisory Board of First American Title Insurance Company of New York and the
American College of Real Estate Lawyers. Mr. Certilman received an L.L.B. degree, cum laude, from Brooklyn Law School.

     Leon Lapidus has been the President of the Mibro Group, a privately held importer, packager and distributor of hardware, for more than the past five years. Mr. Lapidus received a B.A. degree from Hunter College and an M.B.A. degree from the Bernard M. Baruch College of the City of New York. Mr. Lapidus is the brother-in-law of Mr. Haft.

     Brian K. Ziegler has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Ziegler received a B.S. degree, cum laude, from the Wharton School of the University of Pennsylvania, and a J.D. degree and an L.L.M. degree in Taxation from the University of Miami. Mr. Ziegler is the son- in-law of Mr. Certilman.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with, except that Brian K. Ziegler, Treasurer and Secretary of the Company, inadvertently failed on a timely basis to file a Form 5 for a certain gift transaction. This was Mr. Ziegler's first late filing in connection with Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     The following table sets forth certain information concerning the compensation of Morton L. Certilman, President of the Company, for the fiscal years ended December 31, 1994, 1995 and 1996. No other person who served as an executive officer of the Company as of December 31, 1996 had a total salary and bonus for the year then ended in excess of $100,000.

                                        Annual
                                     Compensation
Name and Principal                                        All Other
Position                  Year          Salary          Compensation

Morton L. Certilman,      1996         $101,250              -0-*
   President              1995          $50,000              -0-*
                          1994          $40,000              -0-*

____________

   * Excludes fees payable during 1994, 1995 and 1996 by the Company to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member.

(b)  Option Grants

     No grants of stock options were made to Mr. Certilman during the fiscal year ended December 31, 1996.

(c)  Aggregated Option Exercises and Fiscal Year-End Option Value

     Mr. Certilman did not exercise any options during the year ended December 31, 1996 and held no options as of such date.

(d)  Long-Term Incentive Plan Awards

     No awards were made to Mr. Certilman during the fiscal year ended December 31, 1996 under any long-term incentive plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 27, 1997 regarding the beneficial ownership of the Company's shares of Common Stock by
(i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock,
(ii) each present Director and (iii) all of the Company's present executive officers and Directors as a group:

                                                                  Approximate
   Name and Address                  Number of Shares             Percentage
  of Beneficial Owner                Beneficially Owned            of Class

Morton L. Certilman............      2,611,893(1)(2)(3)              46.7%
  The Financial Center
    at Mitchel Field
  90 Merrick Avenue
  East Meadow, New York

Adam R. Lieberman..................  1,800,000(2)(4)                 32.2%
  125 Baylis Road
  Melville, New York

Jay M. Haft....................        910,393(1)(5)                 16.3%
  201 S. Biscayne Blvd.
  Suite 3000
  Miami, Florida

Leon Lapidus...................         20,000                         *
  111 Sinnott Road
  Scarborough Ontario
  M1L 4S6 Canada

All executive officers
and Directors as a group
(4 persons)....................      3,587,286(3)(5)(6)              64.2%

 *       Less than 1%.

(1) Messrs. Certilman and Haft have previously filed a Schedule 13D and amendments thereto under the Securities Exchange Act of 1934, as amended, with respect to their respective equity interests in the Company. In view of their intention to consult with each other with respect to the acquisition, voting and disposition of their respective shares, Messrs. Certilman and Haft may be deemed a group. Accordingly, the group of Messrs. Certilman and Haft beneficially owns 3,522,286 shares of Common Stock. Such amount represents approximately 63.0% of the outstanding shares of Common Stock of the Company. However, each of Messrs. Certilman and Haft independently makes his own decisions with respect to the acquisition, voting and disposition of the shares of Common Stock directly owned by him. Further, neither Mr. Certilman nor Mr. Haft has any economic interest in the shares of Common Stock directly owned by the other.

(2) Pursuant to a certain Amended and Restated Voting Trust Agreement, dated as of December 30, 1996, between Sterling Foster Holding Corp. ("SFHC") and Mr. Certilman, as voting trustee (the "Voting Trust Agreement"), SFHC transferred voting control over all 1,800,000 shares of Common Stock of the Company it presently owns to Mr. Certilman during the three year term of the Voting Trust Agreement.

(3) Includes 1,800,000 shares held by Mr. Certilman pursuant to the Voting Trust Agreement and 360,000 shares held in a retirement trust for his benefit.

(4) The shares are registered in the name of SFHC; Mr. Lieberman is the beneficial owner of these shares by reason of his position as President and sole stockholder of SFHC.

(5) Includes 12,500 shares held in a retirement trust for the benefit of Mr. Haft.

(6) Includes 5,000 shares held in a retirement trust for the benefit of an executive officer and 20,000 shares held by such executive officer's wife. Such executive officer disclaims beneficial ownership of the shares owned by his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a certain Subscription Agreement, dated June 3, 1996, by and between the Company, Mr. Certilman, Mr. Haft, and SFHC, the Company issued 3,200,000 shares of Common Stock at a price of $0.25 per share (the "Offering") for a total subscription price of $800,000. Of such amount, $450,000 was paid by SFHC for the purchase of 1,800,000 shares and $175,000 was paid by each of Mr. Haft and Mr. Certilman for the purchase of 700,000 shares each. The proceeds of the Offering were intended to be used in connection with the business opportunities described in Item 1(a)(v) hereof.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------

3(a)      Certificate of Incorporation, as amended(1)

3(b)      By-laws, as amended(2)

9 Amended and Restated Voting Trust Agreement, dated December 30, 1996, among Sterling Foster Holding Corp. and Morton L. Certilman, as voting trustee.

10(a)     Agreement, dated July 22, 1988, between the Ports Authority and IAH(1)

10(b) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(3)

10(c)     Amended and Restated 1990 Stock Option Plan(1)

10(d) License and Royalty Agreement, dated July 1991, among the Company, IFTI Capital Appreciation Management Corporation, and NPS Products, Inc.(4)

10(e) Subscription Agreement, dated as of June 3, 1996, between Mr. Certilman, Mr. Haft, SFHC and the Company (5)

21        Subsidiaries of the Registrant(4)

27        Financial Data Schedule.

__________
(1) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

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

(5) Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated June 3, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

                       EXTECH CORPORATION AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 1996

                                      INDEX

                                                                  Page

Independent auditors' report                                      F-2


Consolidated balance sheet                                        F-3


Consolidated statements of operations                             F-4


Consolidated statement of stockholders' equity                    F-5


Consolidated statements of cash flows                             F-6


Notes to consolidated financial statements                        F-7 - F-10

                        CONSOLIDATED FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
EXTECH CORPORATION
East Meadow, New York

We have audited the accompanying consolidated balance sheet of EXTECH CORPORATION and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXTECH CORPORATION and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                                    HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
February 25, 1997

                       EXTECH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

       ASSETS
       ------

CURRENT ASSETS:
   Cash and cash equivalents                                      $1,318,121
   Accounts receivable, net of allowance for doubtful
     accounts of approximately $500                                   50,591
   Notes receivable, net of allowance for doubtful accounts
     of approximately $48,000 (Note 4)                                81,856
   Inventories                                                         6,400
   Prepaid expenses and other current assets                         122,479
                                                                     -------
       Total current assets                                        1,579,447

PROPERTY AND EQUIPMENT, net (Note 3)                                 153,595

OPERATING EQUIPMENT, net                                               9,529

                                                                  $1,742,571
                                                                  ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                               $    1,974
   Accrued expenses (Notes 5 and 6)                                  123,626
   Debentures payable (Note 7)                                       154,200
                                                                     -------
       Total current liabilities                                     279,800

MINORITY INTEREST                                                        560

COMMITMENT AND CONTINGENCY (Note 10)

STOCKHOLDERS' EQUITY:  (Note 11)
   Common stock, $.01 par value; authorized 10,000,000 shares;
     issued and outstanding 5,591,367 shares                          55,914
   Capital in excess of par                                        5,264,950
   Deficit                                                        (3,858,653)
                                                                   ----------
                                                                   1,462,211

                                                                  $1,742,571
                                                                  ==========

                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                           December 31,
                                                           ------------
                                                      1996              1995
                                                      ----              ----
REVENUES:  (Note 13)
   Rooms                                          $  936,976        $  924,381
   Other operating departments                        32,958            58,569
   Interest, net                                      38,822            21,893
   Royalty income                                    109,891            19,214
                                                     -------            ------

       Total revenues                              1,118,647         1,024,057
                                                   ---------         ---------

COSTS AND EXPENSES:
   Administrative and general                        124,697           111,234
   Bad debt (recovery)                               (21,174)            5,195
   Corporate and sundry (Note 8)                     352,225           190,146
   Departmental                                      380,711           381,192
   Depreciation and amortization                      51,544            51,901
   Energy costs                                       14,285            16,701
   Lease rentals (Note 10)                           189,610           191,335
   Property operation and maintenance                 26,605            18,761
   Real estate and personal property taxes               587               687
                                                     -------           -------

       Total costs and expenses                    1,119,090           967,152
                                                   ---------           -------

(LOSS) INCOME BEFORE INCOME TAXES                       (443)           56,905

INCOME TAXES (Note 9)                                  4,656             5,676
                                                       -----             -----

NET (LOSS) INCOME                                 $   (5,099)       $   51,229
                                                      ======            ======

(LOSS) INCOME PER COMMON SHARE (Note 12)          $    (.001)             $.02
                                                       =====              ====

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING (Note 12)           4,236,176         2,391,367
                                                   =========         =========


                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Capital
                                           Common Stock            in Excess
                                        Shares         Amount       of Par          Deficit            Total
                                        ------         ------       ------          -------            -----
Balance, January 1, 1995              2,391,367     $  23,914     $4,496,950     $(3,904,783)      $  616,081

Net income for the year                    -             -              -             51,229           51,229
                                      ---------        ------      ---------       ---------          -------

Balance, December 31, 1995            2,391,367        23,914      4,496,950      (3,853,554)         667,310

Issuance of stock                     3,200,000        32,000        768,000            -             800,000

Net loss for the year                        -             -            -             (5,099)          (5,099)
                                      ---------        ------      ---------       ---------          -------

Balance, December 31, 1996            5,591,367     $  55,914     $5,264,950     $(3,858,653)      $1,462,211
                                      =========        ======      =========       =========        =========






                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended
                                                                              December 31,
                                                                              ------------

                                                                        1996                 1995
                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .......................                            $  (5,099)           $ 51,229
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                     51,544             51,901
       Bad debts                                                        (20,948)             5,195
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                            1,830             (1,048)
           Inventories                                                      790              4,514
           Prepaid expenses and other assets                           (115,592)            36,544
         Increase (decrease) in liabilities:
           Accounts payable                                              (1,582)              (632)
           Accrued expenses                                             (15,875)             2,484
                                                                        -------              -----
       Net cash (used in) provided by operating activities             (104,932)           150,187
                                                                       --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (175)            (4,425)
   Notes receivable - net                                               (21,728)            16,835
                                                                        -------             ------
       Net cash (used in) provided by investing activities              (21,903)            12,410
                                                                        -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             800,000               -
                                                                        -------            -------
       Net cash provided by financing activities                        800,000               -
                                                                        -------            -------

Net increase in cash and cash equivalents                               673,165            162,597

Cash and cash equivalents, beginning of year                            644,956            482,359
                                                                        -------            -------

Cash and cash equivalents, end of year                               $1,318,121           $644,956
                                                                      =========            =======




                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1.     Summary of Significant Accounting Policies:

       a. Description of business

          The Company's operations are within one industry as lodging sales and related revenues accounted for substantially all revenues during the two-year period ended December 31, 1996.

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

2.     Supplementary Information - Statement of Cash Flows:

       Cash paid for income taxes was $7,141 and $5,452 during the years ended December 31, 1996 and 1995, respectively.

3.     Property and Equipment:

       At December 31, 1996, property and equipment consists of the following:

       Furniture, fixtures and equipment                          $360,360
       Leasehold improvements                                      134,384
                                                                   -------
                                                                   494,744
       Less accumulated depreciation and amortization              341,149
                                                                   -------
                                                                  $153,595
                                                                   =======

4.     Notes Receivable:

       a. During the period December 1992 to March 1993, the Company entered into various loans with Robeson Industries Corp. ("Robeson") (an unrelated third party) in the aggregate amount of $320,000. The notes were secured by a pledge of all of the issued and outstanding shares of Robeson Industries Hong Kong Ltd. ("Robeson Hong Kong"). In May 1993, Robeson filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Act. In September 1993, the Company filed a proof of claim in such proceeding as a secured creditor to recover such advances, related accrued interest and other costs.

          In September 1994, pursuant to a Plan of Reorganization (the "Plan"), Robeson issued to the Company a promissory note (the "Note") in the principal amount of $385,000. The Note provided for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments. Such installments were to cover an aggregate of 5% of the principal amount of the Note during the initial six months, an additional 7.5% thereof during the following six months, an additional 37.5% thereof during the following 12 months, an additional 25% thereof during the following 12 months and the final 25% thereof during the last 12 months of the Note. The Note was secured by all the outstanding shares of capital stock of Robeson's wholly-owned Hong Kong subsidiary. In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

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

       b. In February 1996, the Company signed a letter of intent to acquire Phone America International, Inc. ("Phone America"), an interexchange telecommunications carrier engaged in the design, development and marketing of prepaid telephone calling cards and other telephone products. Additionally, the Company advanced $50,000 to Transcends Telecom Corporation ("Transcends"), a wholly-owned subsidiary of Phone America, and entered into a Loan and Security Agreement. Subsequent to February 1996, the Company decided not to pursue this acquisition. Thereafter, in November 1996, Transcends defaulted on its note and the Company foreclosed on its security interest in Transcend's accounts receivable. The Company obtained a peaceful surrender of the accounts receivable and has commenced collection proceedings against the account debtor.

5.     Accrued Expenses:

       At December 31, 1996, accrued expenses consists of the following:

       Rent                                        $ 63,965
       Professional fees                             14,200
       Payroll and related costs                     15,836
       Deferred compensation (Note 6)                14,100
       Room tax                                       7,082
       Other                                          8,443
                                                      -----

                                                   $123,626
                                                    ========
6.     Deferred Compensation:

       The Company has an agreement to pay special compensation to certain employees who at the date of retirement have accumulated 20 years of uninterrupted service. Maximum amount payable per employee is $3,000. At the effective date, there were seven employees covered by this plan, four of them with 15 years of accumulated service. The accrual is being done pro-ratably from the inception of the plan to the date each employee is eligible for benefits. At December 31, 1996, there was $14,100 shown as accrued expenses payable.

7.     Debentures Payable:

       In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 1996, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest or other charges have been accrued with regard to any escheat obligation of the Company.

8.     Related Party Transaction:

       During the years ended December 31, 1996 and 1995, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 1996 and 1995.

9.     Income Taxes:

       The 1996 and 1995 income of IAH, Inc., a wholly-owned subsidiary has been calculated excluding the loss of EXTECH, as it is separately taxed under the laws of Puerto Rico. A provision of $4,656 and $5,676, respectively, has been made for this tax liability.

       For federal income taxes, the Company has a net operating loss carryforward of approximately $613,000 available to offset future taxable income and approximately $1,500,000 of capital loss carryforwards available to offset future capital gains. In addition, the Company has general business tax credit carryforwards available to reduce future income taxes of approximately $33,000. If not utilized, these credits are scheduled to expire in various amounts through 2010. The Company incurred operating losses during the past four years and losses are expected in the early subsequent periods. As a result, the Company has not recorded a deferred tax asset in 1996 due to the fact that a 100% valuation allowance would be needed.

10.    Commitment and Contingency:

       IAH, Inc. leases the International Airport Hotel property pursuant to an operating lease with the Puerto Rico Ports Authority ("Ports Authority"), which expired in December 1995. IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to $189,610 for 1996 and $191,335 for 1995.

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

11.    Stockholders' Equity:

       a. Stock options

          The Company maintains a stock option plan which provides for the granting of options to individuals rendering service to the Company to purchase up to 300,000 shares of common stock of the Company. Such options may be either incentive stock options or non-statutory stock options.
No options have been granted as of December 31, 1996.

       b. Common shares reserved

          Stock Option Plan                  300,000
                                             =======

12.    (Loss) Income Per Share:

       Net (loss) income per common share was computed using the weighted average number of shares of common stock outstanding during each period presented.

13.    Major Customer:

       Sales to a major customer approximated 27% and 15% of total room sales for the years ended December 31, 1996 and 1995, respectively.

14.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

          Current Assets and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payable and certain other short-term financial instru ments approximate their fair value.

       The carrying amount and fair value of the Company's financial instruments at December 31, 1996 are as follows:
                                               Carrying            Fair
                                                Amount             Value
                                                ------             -----

       Cash and cash equivalents              $1,318,121        $1,318,121
       Accounts receivables                       50,591            50,591
       Notes receivable                           81,856            81,856
       Debentures payable                        154,200           154,200
       Other current liabilities                 125,600           125,600

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EXTECH CORPORATION


Dated: April 15, 1997                      By: /s/ Morton L. Certilman
                                               -----------------------
                                               Morton L. Certilman,
                                               President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                      Capacity                      Date
    ----------                      --------                      ----

                              Chairman of the Board
/s/Jay M. Haft                of Directors                       April 15, 1997
----------------------
Jay M. Haft
                              President and Director
                              (Principal Executive,
                              Financial and Accounting
/s/Morton L. Certilman        Officer)                           April 15, 1997
----------------------
Morton L. Certilman

/s/ Leon Lapidus              Director                           April 15, 1997
----------------
Leon Lapidus