Form 10KSB/A
period 1995-12-31
EXTECH CORP
filed 1997-05-06
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)
        (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                      None

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     Exhibits
---     --------


Exhibit
Number                Description of Exhibit
-------               -----------------------

 3(a)   Certificate of Incorporation, as amended(1)

  (b)   By-laws, as amended(2)

10(a) Letter of intent, dated February 26, 1996, between Phone America, Transcends and the Company.*

10(b)   Agreement, dated July 22, 1988, between the Ports Authority and IAH(1)

10(c) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(3)

10(d)   Amended and Restated 1990 Stock Option Plan(1)

10(e) License and Royalty Agreement, dated July 1991, among the Company, IFTI Capital Appreciation Management Corporation, and NPS Products, Inc.(4)

21      Subsidiaries of the Registrant(4)

27      Financial Data Schedule


--------------
 * Denotes document previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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


(b)     Reports on Form 8-K
---     -------------------

        No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1995.

                                 SIGNATURES
                                 ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EXTECH CORPORATION


May 6, 1997                              By: /s/ Morton L. Certilman
                                             -----------------------
                                             Morton L. Certilman,
                                             President