Form 10QSB
period 1997-03-31
EXTECH CORP
filed 1997-05-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                      5,591,367 shares as of April 17, 1997

This document consists of 9 sequentially numbered pages.

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - March 31, 1997 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 1997 and 1996 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                          March 31, 1997
                                                          --------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                $1,481,636
  Accounts receivable                                          52,854
  Notes and other receivables                                  53,121
  Inventories                                                   6,097
  Prepaid expenses and
    other current assets                                       44,827
                                                               ------
          Total current assets                              1,638,535
                                                            ---------

PROPERTY AND EQUIPMENT, net                                   142,777
                                                              -------

OTHER ASSETS:
  Operating equipment, net                                      7,840
  Deposits                                                      5,000
                                                                -----
          Total other assets                                   12,840
                                                               ------

                                                           $1,794,152
                                                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                         $    5,405
  Accrued expenses                                             55,456
  Debentures payable                                          154,200
  Accrued taxes payable                                        18,174
                                                               ------

                  Total current liabilities                   233,235
                                                              -------

MINORITY INTEREST                                                 560
                                                                  ---

OTHER LONG TERM LIABILITIES:                                   59,883
                                                               ------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
    5,591,367 shares                                           55,914
  Capital in excess of par                                  5,264,950
  Deficit                                                  (3,820,390)
                                                           ----------
                                                            1,500,474
                                                            ---------
                                                            1,794,152
                                                            =========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                                March 31,
                                            1997        1996
Revenues:
    Rooms                                $ 307,471     $ 301,611
    Other                                    5,138         6,663
    Interest                                13,260         6,187
                                         ---------     ---------
         Total revenues                    325,869       314,461
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           114,475       101,069
    Departmental                            80,334        80,782
    Depreciation and amortization           12,820        12,987
    Energy costs                             4,907         4,635
    Lease rentals                           61,731        62,185
    Marketing                                7,198         7,791
    Property operation
      and maintenance                        5,841         4,565
    Provision for bad debt                     300           600
                                         ---------     ---------

                                           287,606       274,614

Net income                               $  38,263     $  39,847
                                         =========     =========

Income per common share:

    Net income                          $      .01     $     .02
                                         =========     =========

Weighted average number of common
  shares outstanding                     5,591,367     2,391,367
                                         =========     =========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Three months ended
                                                  March 31,
                                              1997         1996

Cash flows from operating activities:
  Net  income                              $ 38,263    $  39,847
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization             12,820       12,987
   Provision for bad debts                      300          600
Decrease (increase) in assets:
    Accounts receivable                      (2,563)      12,089
    Inventories                                 303         (866)
    Prepaid expenses and other
           current assets                    77,652          482
    Notes receivable                         28,735      (37,078)
    Other assets                              1,689        1,415
    Deposits                                ( 5,000)        -0-
Increase (decrease) in liabilities:
    Accounts payable                          3,431        2,223
    Accrued expenses                        (68,170)      (4,282)
    Accrued taxes payable                    18,174       15,759
    Other Long Term Liabilities              59,883
                                           --------    ---------
  Net cash provided by
  operating activities                      165,517       43,176
                                          ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment       ( 2,002)      (4,255)
                                          ----------   ----------
  Net cash (used in)
  investing activities:                     ( 2,002)      (4,255)
                                          ----------   ----------

Net increase in cash and cash
equivalents                                 163,515       38,921
Cash, beginning of period                 1,318,121      644,956
                                         -----------   ---------
Cash, end of period                      $1,481,636    $ 683,877
                                         ===========   =========



See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Results of Operations:


The Company's net income for the three months ended March 31, 1997 was $38,263 as compared to a net income of $39,847 for the three months ended March 31, 1996. Room revenues and interest income for the three months ended March 31, 1997 increased $5,860 and $7,073, respectively, as compared to the three months ended March 31, 1996. Such increases were offset by an increase of $13,406 in selling, administrative and sundry expenses for the first quarter of 1997 as compared to 1996.

Liquidity and Capital Resources:

As of March 31, 1997, the Company had $1,481,636 in cash and cash equivalents and a working capital surplus of $1,405,300. As of December 31, 1996, the Company had $1,318,121 in cash and cash equivalents and a working capital surplus of $1,299,647. The increase in cash and cash equivalents was primarily the result of cash generated from operating activities for the three months ended March 31, 1997. Such operating activities include, among other things, the receipt of $77,652 in royalty payments during the first quarter of 1997 (which royalty payments were recognized as revenue in 1996), and the receipt of $28,735 in payments from Robeson Industries Corp. pursuant to a certain promissory note.

The increase in working capital was primarily the result of the increase in cash and cash equivalents and the reclassification of $59,883 of certain disputed rental obligations of the Company's wholly-owned subsidiary, IAH, Inc., as long term liabilities, rather than as accrued expenses.

The Company did not have any material commitments for capital expenditures as of March 31, 1997.

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

               None


     --------

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



                                        EXTECH CORPORATION


Dated: May 15, 1997                     By:/s/ Morton L. Certilman
                                        MORTON L. CERTILMAN
                                        President (Chief Operating Officer and
                                        Principal Financial Officer)