Form 10QSB
period 1997-06-30
EXTECH CORP
filed 1997-08-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

     5,591,367 shares as of July 14, 1997

This document consists of 10 sequentially numbered pages.

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - June 30, 1997
          (Unaudited)

          Condensed Consolidated Statements of Operations - Six months ended June 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended June 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996 (Unaudited)

          Notes to Condensed Consolidated Financial Statements Six months ended June 30, 1997 and 1996 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   1,471,626
  Accounts receivable                                                    36,537
  Notes and other receivables                                            43,844
  Inventories                                                             4,818
  Prepaid expenses and
         other current assets                                            12,628
                                                                         ------
                  Total current assets                                1,569,453
                                                                      ---------
PROPERTY AND EQUIPMENT, net                                             139,975
                                                                        -------
OTHER ASSETS:
  Operating equipment, net                                               11,198
  Deposits                                                                5,000
                                                                          -----
                  Total other assets                                     16,198
                                                                         ------

                                                                  $   1,725,626
                                                                  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $       5,066
  Accrued expenses                                                       48,153
  Debentures payable                                                    154,200
  Accrued taxes payable                                                  14,993
                                                                     ----------
                  Total current liabilities                             222,412
                                                                        -------
MINORITY INTEREST                                                           560
                                                                            ---
OTHER LONG TERM LIABILITIES:                                             59,883
                                                                         ------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
     5,591,367 shares                                                    55,914
  Capital in excess of par                                            5,264,950
  Deficit                                                            (3,878,093)
                                                                     ----------
                                                                      1,442,771
                                                                      ---------
                                                                 $    1,725,626
                                                                 ==============

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six months ended
                                                June 30,
                                            1997        1996
Revenues:
    Rooms                                $ 512,635     $ 506,162
    Other                                    9,273        12,391
    Interest                                30,200        15,041
                                         ---------     ---------

         Total revenues                    552,108       533,594
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           259,612       207,687
    Departmental                           149,256       151,507
    Depreciation and amortization           25,926        25,832
    Energy costs                            11,366         7,311
    Lease rentals                          100,695       101,231
    Marketing                               11,610        13,200
    Property operation
      and maintenance                       12,483        10,426
    Provision for bad debt                     600         1,200
                                         ---------     ---------

                                           571,548       518,394

Net (loss) income                        $ (19,440)    $  15,200
                                          =========     =========

Income per common share:

    Net (loss) income                    $    (.01)    $     .01
                                          ========     =========

Weighted average number of common
  shares outstanding                     5,591,367     2,866,092
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                                June 30,
                                            1997        1996
Revenues:
    Rooms                                $ 205,164     $ 204,551
    Other                                    4,135         5,728
    Interest                                16,940         8,854
                                         ---------     ---------

         Total revenues                    226,239       219,133
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           145,137       106,618
    Departmental                            68,922        70,725
    Depreciation and amortization           13,106        12,845
    Energy costs                             6,459         2,676
    Lease rentals                           38,964        39,046
    Marketing                                4,412         5,409
    Property operation
      and maintenance                        6,642         5,861
    Provision for bad debt                     300           600
                                         ---------     ---------

                                           283,942       243,780

Net (loss)                              $  (57,703)    $ (24,647)
                                         =========      ========

Income per common share:

    Net (loss)                          $     (.01)    $    (.01)
                                         =========      ========

Weighted average number of common
  shares outstanding                     5,591,367     3,340,818
                                         =========     =========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Six months ended
                                                   June 30,
                                              1997         1996

Cash flows from operating activities:
  Net (loss) income                       $ (19,440)    $ 15,200
  Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and amortization             25,926       25,832
   Provision for bad debts                      600        1,200
Decrease (increase) in assets:
    Accounts receivable                      13,454       21,539
    Inventories                               1,582        1,005
    Prepaid expenses and other
           current assets                   109,851       (8,189)
    Notes receivable                         38,012      (30,648)
    Other assets                             (1,669)       1,844
    Deposits                                ( 5,000)     (10,000)
Increase (decrease) in liabilities:
    Accounts payable                          3,092         (926)
    Accrued expenses                        (75,473)     (15,854)
    Accrued taxes payable                    14,993       12,335
    Claims withheld                          59,883          -0-
                                           --------       ------
  Net cash provided by
  operating activities                      165,811       13,338
                                           --------      -------

Cash flows from investing activities:
  Purchases of property and equipment       (12,306)      (4,476)
                                          ---------    ---------
  Net cash (used in)
  investing activities:                     (12,306)      (4,476)
                                          ---------   ----------

Cash flows from financing activities:
  Proceeds from issuance of stock               -0-      800,000
                                              -----     ---------
  Net cash provided by financing
  activities                                    -0-      800,000
                                              -----     --------

Net increase in cash and cash
equivalents                                 153,505      808,862
Cash, beginning of period                 1,318,121      644,956
                                         -----------   ---------
Cash, end of period                      $1,471,626  $ 1,453,818
                                         ==========  ===========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 1997, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Results of Operations:


The Company's net loss for the six months ended June 30, 1997 was $19,440 as compared to a net income of $15,200 for the six months ended June 30, 1996. The total revenues for the six months ended June 30, 1997 was $18,514 higher than for the six months ended June 30, 1996. However, the additional revenues were offset by $51,925 of additional general, administrative and sundry expenses. These additional costs were primarily from increased professional fees associated with certain contemplated business acquisitions and from additional officer compensation.

Liquidity and Capital Resources:

As of June 30, 1997, the Company had $1,471,626 in cash and cash equivalents and a working capital surplus of $1,347,041. As of December 31, 1996, the Company had $1,318,121 in cash and cash equivalents and a working capital surplus of $1,299,647. The increase in cash and cash equivalents was primarily the result of cash generated from operating activities for the first quarter of 1997, including the receipt of $77,652 in royalty payments during the first quarter of 1997 (which royalty payments were recognized as revenue in 1996), and the receipt of $28,735 in payments from Robeson Industries Corp. pursuant to a certain promissory note.

The increase in working capital was primarily the result of the increase in cash and cash equivalents and the reclassification of $59,883 of certain disputed rental obligations of the Company's wholly-owned subsidiary, IAH, Inc., as long term liabilities, rather than as accrued expenses.

The Company did not have any material commitments for capital expenditures as of June 30, 1997; however, the Company is continuing to explore business opportunities in connection with the acquisition and/or operation of a sports franchise. No definitive arrangements are currently in place and no assurances can be given that any such transaction will be entered into.

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

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

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

                                      EXTECH CORPORATION


Dated: August 13, 1997                By:/s/ Morton L. Certilman
                                         -----------------------
                                         MORTON L. CERTILMAN
                                         President (Chief Operating Officer and
                                         Principal Financial Officer)