Form 10QSB
period 1997-09-30
EXTECH CORP
filed 1997-11-12
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                     5,591,367 shares as of October 31, 1997

This document consists of 10 sequentially numbered pages.

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - September 30, 1997 (Unaudited)

          Condensed Consolidated Statements of Operations - Nine months ended September 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended September 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996 (Unaudited)

          Notes to Condensed Consolidated Financial Statements Nine months ended September 30, 1997 and 1996 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                          September 30, 1997
                                          ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $1,416,996
  Accounts receivable                             36,472
  Notes and other receivables                     27,058
  Inventories                                      3,561
  Prepaid expenses and
    other current assets                          14,018
                                              ----------
            Total current assets               1,498,105
                                              ----------

PROPERTY AND EQUIPMENT, net                      132,220
                                              ==========

OTHER ASSETS:
  Operating equipment, net                        10,053
  Deposits                                         5,000
                                              ----------

            Total other assets                    15,053
                                              ----------

                                              $1,645,378
                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $    6,272
  Accrued expenses                                36,991
  Debentures payable                             154,200
  Accrued taxes payable                           12,049
                                              ----------

            Total current liabilities            209,512
                                              ----------

MINORITY INTEREST                                    560
                                              ----------

LONG TERM LIABILITIES:                            59,883
                                              ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
    5,591,367 shares                              55,914
  Capital in excess of par                     5,264,950
  Deficit                                     (3,945,441)
                                              ----------
                                               1,375,423
                                              ----------
                                              $1,645,378
                                              ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Nine months ended
                                              September 30,
                                            1997         1996
Revenues:
    Rooms                               $  697,702    $  735,275
    Other                                   16,237        17,366
    Interest                                47,580        27,543
                                        ----------    ----------

         Total revenues                    761,519       780,184
                                        ----------    ----------

Costs and expenses:
    General, administrative
      and sundry                           379,824       382,863
    Departmental                           222,286       234,336
    Depreciation and amortization           39,209        38,676
    Energy costs                            18,142        12,157
    Lease rentals                          139,986       146,168
    Marketing                               15,765        18,582
    Property operation
      and maintenance                       19,973        17,872
    Provision for bad debt                  13,122         1,800
                                        ----------    ----------

                                           848,307       852,454

Net (loss)                              $  (86,788)   $  (72,270)
                                        ==========    ==========

Income per common share:

    Net (loss)                          $     (.02)   $     (.02)
                                        ==========    ==========

Weighted average number of common
  shares outstanding                     5,591,367     3,781,148
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                              September 30,
                                            1997         1996
Revenues:
    Rooms                               $  185,067    $  229,113
    Other                                    6,964         4,975
    Interest                                17,380        12,502
                                        ----------    ----------

         Total revenues                    209,411       246,590
                                        ----------    ----------

Costs and expenses:
    General, administrative
      and sundry                           120,212       175,176
    Departmental                            73,030        82,829
    Depreciation and amortization           13,283        12,844
    Energy costs                             6,776         4,846
    Lease rentals                           39,291        44,937
    Marketing                                4,155         5,382
    Property operation
      and maintenance                        7,490         7,446
    Provision for bad debt                  12,522           600
                                        ----------    ----------

                                           276,759       334,060
                                        ----------    ----------

Net (loss)                              $  (67,348)   $  (87,470)
                                        ==========    ==========

Income per common share:

    Net (loss)                          $     (.01)   $     (.02)
                                        ==========    ==========

Weighted average number of common
  shares outstanding                     5,591,367     5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine months ended
                                                    September 30,
                                                   1997          1996

Cash flows from operating activities:
  Net (loss)                                  $  (86,788)    $  (72,270)
  Adjustments to reconcile net (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  39,209         38,676
   Provision for bad debts                        13,122          1,800
Decrease (increase) in assets:
    Accounts receivable                              997         (7,761)
    Inventories                                    2,839          2,462
    Prepaid expenses and other
           current assets                        108,461         (6,773)
    Notes receivable                              54,798        (28,526)
    Other assets                                    (524)        (1,407)
    Deposits                                      (5,000)      (260,000)
Increase (decrease) in liabilities:
    Accounts payable                               4,298          3,137
    Accrued expenses                             (26,752)       (35,795)
    Accrued taxes payable                         12,049         10,711
                                              ----------     ----------
    Net cash provided by (used in)
    operating activities                         116,709       (355,746)
                                              ----------     ----------

Cash flows from investing activities:
  Purchases of property and equipment            (17,834)        (4,676)
                                              ----------     ----------
  Net cash (used in)
  investing activities:                          (17,834)        (4,476)
                                              ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of stock                  - 0 -        800,000
                                              ----------     ----------
  Net cash provided by financing
  activities                                       - 0 -        800,000
                                              ----------     ----------

Net increase in cash and cash
equivalents                                       98,875        439,578
Cash, beginning of period                      1,318,121        644,956
                                              ----------     ----------
Cash, end of period                           $1,416,996     $1,084,534
                                              ==========     ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 1997, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. The results of operations and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                       EXTECH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations:

The Company's net loss for the nine months ended September 30, 1997 was $86,788 as compared to a net loss of $72,270 for the nine months ended September 30, 1996. The total revenues for the nine months ended September 30, 1997 was $18,665 lower than the total revenues for the nine months ended September 30, 1996. The increased loss for 1997 as compared to 1996 was primarily the result of the lower revenues for the current year as well as the Company's write off of its loan receivable from Transcends Telecom Corporation.

Liquidity and Capital Resources:

As of September 30, 1997, the Company had $1,416,996 in cash and cash equivalents and a working capital surplus of $1,288,593. As of December 31, 1996, the Company had $1,318,121 in cash and cash equivalents and a working capital surplus of $1,263,038. The increase in cash and cash equivalents was primarily the result of cash generated from operating activities for 1997, including the receipt of $77,652 in royalty payments during the first quarter of 1997 (which royalty payments were recognized as revenue in 1996), and the receipt of $33,308 in payments from Robeson Industries Corp. pursuant to a certain promissory note.

The increase in working capital was primarily the result of the increase in cash and cash equivalents and the reclassification of $59,883 of certain disputed rental obligations of the Company's wholly-owned subsidiary, IAH, Inc., as long term liabilities, rather than as accrued expenses.

The Company did not have any material commitments for capital expenditures as of September 30, 1997; however, the Company is continuing to explore various business opportunities. No definitive arrangements are currently in place and no assurances can be given that any such transaction will be entered into.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation,
                    as amended1

               3(b) By-laws, as amended2

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None



--------
     1. Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.
     2. Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXTECH CORPORATION




Dated: November 12, 1997                    By:/s/ Morton L. Certilman
                                              -----------------------
                                              MORTON L. CERTILMAN
                                              President (Chief Operating Officer
                                              and Principal Financial Officer)