Form 10KSB
period 1997-12-31
EXTECH CORP
filed 1998-03-31
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X)

     State issuer's revenues for its most recent fiscal year: $996,618

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,797,321 as of March 25, 1998

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,591,367 shares outstanding as of March 25, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

     The Hotel is marketed through brochures, local advertising and in-airport advertising. Its operations are highly seasonal, with the disproportionate share of its revenues being generated during the first several months of the calendar year. Approximately 10% of the total room sales for the Hotel for 1997 were attributable to one customer.

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

     In 1992, in accordance with the lease agreement, IAH exercised its right for a five year extension of its lease. At the time, the Ports Authority was uncertain as to whether it wished to build a new hotel in the parking lot of the Airport or upgrade the existing Hotel (located in the Airport terminal) and, therefore, requested that IAH accept a 30 month extension of the then existing term. IAH agreed to a 30 month extension and signed a supplemental lease agreement with the Ports Authority in May 1992 extending the lease term to December 31, 1995. IAH is of the belief that, pursuant to the supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000.

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

     In seeking to protect its interests under the original lease agreement, as extended, in April 1997, IAH purchased a bank certificate of deposit in the amount of $40,000 and pledged it to the Ports Authority as security for the payment of amounts due under the lease agreement, as required by the terms thereof (but which previously had not been delivered).

     (ii) Dealers Choice Automotive Planning, Inc.

     In November 1997, the Company entered into a non-binding letter of intent with respect to the acquisition of all of the issued and outstanding Common Shares of Dealers Choice Automotive Planning, Inc. ("DCAP") as well as interests in certain entities affiliated with DCAP. DCAP and such affiliates are privately-held and are engaged primarily in the retail automotive, motorcycle, and boat casualty and liability insurance business, having an aggregate of 52 wholly-owned, joint venture and franchise locations in the New York metropolitan area.

     The letter of intent provides that, in consideration for the shares of DCAP and interests in such affiliates, EXTECH will issue shares of its Common Stock constituting a substantial minority interest in EXTECH. In addition, the letter of intent contemplates that management of DCAP, together with Morton L. Certilman, President of EXTECH, and Jay M. Haft, Chairman of the Board of EXTECH, will purchase, in the aggregate, the 1,800,000 shares of EXTECH Common Stock owned by Sterling Foster Holding Corp. (see Item 11 hereof) as well as other shares of Common Stock from EXTECH, with the result that the shareholders of DCAP would own approximately one-half of the outstanding shares of Common Stock of EXTECH. It is contemplated that the purchases by the DCAP shareholders will be made following loans of funds by EXTECH and Messrs. Certilman and Haft for such purposes.

     Simultaneously with the signing of the letter of intent, EXTECH loaned $325,000 to DCAP. The note evidencing the loan (the "$325,000 Note") is payable in installments commencing on April 21, 1998 and ending no later than September 30, 1998. In March 1998, EXTECH loaned an additional $114,000 to DCAP. The note evidencing the loan (the "$114,000 Note" and together with the $325,000 Note, the "DCAP Notes") is payable on September 30, 1998. The payment of the principal amounts of the DCAP Notes, together with interest at the rate of 10% per annum, is secured by a pledge of the shares of DCAP and certain of its affiliates and, with respect to the $114,000 Note, by the personal guarantees of the DCAP shareholders. It is contemplated that, upon the signing of a definitive agreement with respect to the contemplated acquisition, EXTECH will lend to DCAP up to an additional $311,000.

     The consummation of the transaction is subject to the satisfaction of a number of conditions, including certain third party and governmental approvals and the negotiation and execution of a mutually acceptable definitive agreement among the parties. No assurances can be given that the acquisition will take place upon the terms described above or otherwise.

     (iii) Pipe Harness Clamp

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

     The License Agreement provides that, among other matters, the Licensee will pay royalty payments for the license of the Pipe Harness Clamp in an amount equal to 5% of Net Sales (as defined in the License Agreement) of the Pipe Harness Clamp until such time as the aggregate amount of the royalty payments total $1,000,000 and thereafter an amount equal to 2.5% of Net Sales of the Pipe Harness Clamp (the "Net Sales Royalty"). The License Agreement also provides that the Licensee will pay a percentage of royalty payments that are payable to the Licensee pursuant to a certain License and Technical Assistance Agreement (the "Technical Assistance Agreement"). The Company is to receive, for each twelve month period that the Technical Assistance Agreement is in effect, 23.68% of all amounts in excess of $100,000 received by the Licensee in accordance with the terms of the Technical Assistance Agreement (the "Technical Assistance Royalty"), the aggregate of which payments to the Company shall not exceed $1,480,000. Since inception of the License Agreement, the Company has received an aggregate of approximately $179,891 in Technical Assistance Royalty payments pursuant to the License Agreement (none of which was accrued during 1997), but has received no Net Sales Royalty payments. No assurances can be given regarding the commercial marketability of the Pipe Harness Clamp.

     (iv) Robeson Industries Corp.

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

     Pursuant to a Plan of Reorganization of Robeson (the "Plan") approved by the Court, in September 1994, in consideration of the $320,000 in loans made by the Company to Robeson and other recoverable expenses, the reorganized Robeson issued to the Company a promissory note (the "Original Robeson Note") in the principal amount of $385,000. The Original Robeson Note provided for the payment of interest at the rate of 8% per annum and the repayment of principal in 48 consecutive monthly installments of varying amounts. Pursuant to the Plan, payment of the Original Robeson Note was secured by a pledge of the Hong Kong Shares. In addition, pursuant to the Plan, the Company received a nominal minority equity interest in Robeson.

     The first three payments under the Original Robeson Note were received by the Company in October, November and December 1994. Effective January 1995, Robeson ceased making payments under the Original Robeson Note. In March 1995, the Company demanded full payment of the Original Robeson Note, foreclosed its security interest with respect to the Hong Kong Shares and purchased such shares at an auction sale.

     In September 1995, the Company agreed to cancel the Original Robeson Note in consideration for the issuance by Robeson of a new promissory note in the principal amount of $125,000 (the "New Robeson Note"). The New Robeson Note provides for interest at the rate of 8% per annum and was payable in 27 consecutive monthly installments of principal and interest of $5,000. The Company has received monthly installments sporadically under the New Robeson Note, but not on a current basis. The balance of the New Robeson Note at December 31, 1997 was $59,500.

     (v) Phone America International, Inc.

     In February 1996, the Company announced that it had entered into a non-binding letter of intent to acquire Phone America International, Inc. ("Phone America"), an interexchange telecommunications carrier engaged in the design, development and marketing of prepaid telephone calling cards and other telephone products.

     Concurrently with the execution of the letter of intent, the Company loaned $50,000 to Transcends Telecom Corporation ("Transcends"), a wholly-owned subsidiary of Phone America, for working capital purposes. The note evidencing the loan (the "Transcends Note") was payable on or after August 26, 1996 upon 30 days notice. Payment of the principal amount of the Transcends Note, together with interest at the rate of 10% per annum, was secured by a pledge of certain shares of Phone America Common Stock as well as by a lien on accounts receivable of Transcends.

     Subsequent to February 1996, the Company decided not to consummate the foregoing transaction due to Phone America's excessive funding requirements. Thereafter, in November 1996, following the discontinuance of operations by Transcends and Phone America, Transcends defaulted on its note and the Company foreclosed on its security interest in Transcends' accounts receivable. The Company obtained a peaceful surrender of the accounts receivable and, pursuant to collection proceedings brought against the account debtors, as of December 31, 1997, had collected an aggregate of approximately one-half of the principal amount of the Transcends Note.

     (vi) Other Business Opportunities

     During 1996 and 1997, the Company explored a number of business opportunities in connection with the acquisition and/or operation of sports franchises and negotiated acquisition agreements in connection therewith. However, no transactions were consummated.

     (vii) General

     The Company was incorporated in the State of Delaware on August 25, 1961. The Company's principal executive offices are located at 90 Merrick Avenue, East Meadow, New York 11554, and its telephone number at such office is (516) 794-6300.

(b)  Business of Issuer

     (i) International Airport Hotel

     Reference is made to Items 1(a)(i) and 2 hereof.

     (ii) Dealers Choice Automotive Planning, Inc.

     Reference is made to Item 1(a)(ii) hereof.

     (iii) Pipe Harness Clamp

     Reference is made to Item 1(a)(iii) hereof.

     (iv) Other Business Opportunities

     Reference is made to Item 1(a)(vi) hereof.

     (v) Number of Employees

     As of December 31, 1997, the Company and its subsidiaries employed 17 persons.

ITEM 2. DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 90 Merrick Avenue, East Meadow, New York where approximately 200 square feet of space are occupied on a month-to-month basis at a monthly rental of $500.

     The Hotel is leased by IAH from the Ports Authority. The annual rental obligation for the Hotel equals the greater of $169,400 or 20% of annual gross revenues, as defined. Total rent expense under the lease amounted to $181,178 for 1997 as compared to $189,610 for 1996.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "EXTH". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock as reported by the National Quotation Bureau, Inc.:

1997 Calendar Year              High          Low

First Quarter                   $  1/2       $ 3/8
Second Quarter                     1/2         1/2
Third Quarter                    1-1/4         1/2
Fourth Quarter                   1-5/16       11/16

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

(b)  Holders

     As of March 25, 1998, there were 3,015 record holders of the Company's Common Stock.

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

     Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

     In 1997, the Company had total revenues of $996,618 and a net loss of $143,992 as compared to revenues of $1,118,647 and a net loss of $5,099 for 1996.

     Room rental and other departmental revenue for the Hotel decreased by $39,705 (4.09%) during 1997. The net profit for the Hotel, on a "stand-alone" basis, was $96,876 in 1997 as compared to $109,322 in 1996.

     Interest income increased by $27,567 from 1996 to 1997 due to the receipt in June 1996 of $800,000 in funds from a private placement of Common Stock. See
Item 12 hereof.

     No royalty income was earned during 1997 with respect to the Pipe Harness Clamp as the required revenue threshold for the payment of royalties was not met. See Item 1(a)(iii) hereof.

     In 1997, the Company incurred costs and expenses of $1,136,616 as compared to $1,119,090 in 1996, representing an increase of $17,526. The increase was attributable primarily to an increase in bad debt and energy costs and was offset by a decrease in corporate and sundry, departmental, and lease rental costs and expenses.

     Reference is made to Item 1(a)(i) hereof for a discussion of a certain litigation with the Ports Authority with regard to the Hotel. Reference is also made to Item 1(a)(ii) hereof for a discussion regarding the contemplated acquisition of DCAP and related entities.

Liquidity and Capital Resources:

     As of December 31, 1997, the Company had $1,040,389 in cash and cash equivalents as compared to $1,318,121 in 1996, representing a decrease of $277,732. Such decrease was primarily the result of the $325,000 loan made in November 1997 to DCAP as discussed under Item 1(a)(ii) hereof.

     As of December 31, 1997, the Company had a working capital surplus of $1,150,732 and, except as described in Item 1(a)(ii) hereof, had no material commitments for capital expenditures.

     Reference is made to Items 1(a)(ii), (iv) and (v) hereof for a discussion of the status of (i) certain notes in the principal amounts of $325,000 and $114,000 issued by DCAP to the Company in November 1997 and March 1998, respectively, (ii) a certain note in the principal amount of $125,000 issued by Robeson to the Company in September 1995 and (iii) a certain note in the principal amount of $50,000 issued by Transcends to the Company in February 1996.

     Reference is also made to Item 1(a)(i) hereof for a discussion of certain litigation with the Ports Authority with regard to the Hotel.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers

     The following table sets forth the positions and offices presently held with the Company by each Director and executive officer, his age and the year from which such person's service on the Company's Board of Directors dates:


                                  Position and Offices held     Director
    Name                Age       held with the Company           Since

Jay M. Haft             62        Chairman of the Board           1989
Morton L. Certilman     66        President and Director          1989
Leon Lapidus            53        Director                        1989
Brian K. Ziegler        43        Secretary and Treasurer          --

     Jay M. Haft has served as the Company's Chairman of the Board since October 1989. Mr. Haft has been engaged in the practice of law for more than the past five years and serves as counsel to Parker Duryee Rosoff & Haft. He was previously a senior corporate partner of such firm (1989- 1994). Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc., Noise Cancellation Technologies, Inc., Encore Medial Corporation, Viragen, Inc., PC Service Source, Inc., DUSA Pharmaceuticals, Inc., Oryx Technology Corp., CCA Companies and Thrift Management, Inc., all of whose securities are traded in the over-the-counter market, and serves as Chairman of the Board of Noise Cancellation Technologies, Inc. Mr. Haft is a member of the Florida Commission for Government Accountability to the People, Co- President of the Dade Venue of the Miami Ballet and a Director of the Concert Association of Florida. Mr. Haft received B.A. and LL.B. degrees from Yale University.

     Morton L. Certilman has served as the Company's President since October 1989. Mr. Certilman has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler &

Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board and the Northrop/Grumman Master Planning Council, and is a Director of the Long Island Association, the New Long Island Partnership and the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He is a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles", and is the editor of the New York Land Report. Mr. Certilman is a member of the Advisory Board of First American Title Insurance Company of New York and the American College of Real Estate Lawyers. Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Leon Lapidus has been the President of the Mibro Group, a privately held importer, packager and distributor of hardware, for more than the past five years. Mr. Lapidus received a B.A. degree from Hunter College and an M.B.A. degree from the Bernard M. Baruch College of the City of New York. Mr. Lapidus is the brother-in-law of Mr. Haft.

     Brian K. Ziegler has been engaged in the practice of law for more than the past five years and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Ziegler received a B.S. degree, cum laude, from the Wharton School of the University of Pennsylvania, and a J.D. degree and an LL.M. degree in Taxation from the University of Miami School of Law. Mr. Ziegler is the son-in-law of Mr. Certilman.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of the copy of a Form 4 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     The following table sets forth certain information concerning the compensation of Morton L. Certilman, President of the Company, for the fiscal years ended December 31, 1995, 1996 and 1997. No other person who served as an executive officer of the Company as of December 31, 1997 had a total salary and bonus for the year then ended in excess of $100,000.


                                    Annual Compensation
   Name and Principal                                 All Other
       Position               Year      Salary      Compensation
   Morton L. Certilman        1997     $150,000          -0-*
     President                1996     $101,250          -0-*
                              1995     $ 50,000          -0-*


* Excludes fees payable during 1995, 1996 and 1997 by the Company to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member.

(b)  Option Grants

     No grants of stock options were made to Mr. Certilman during the fiscal year ended December 31, 1997.

(c)  Aggregated Option Exercises and Fiscal Year-End Option Value

     Mr. Certilman did not exercise any options during the year ended December 31, 1997 and held no options as of such date.

(d)  Long-Term Incentive Plan Awards

     No awards were made to Mr. Certilman during the fiscal year ended December 31, 1997 under any long-term incentive plan.

(e)  Compensation of Directors

     Each Director is entitled to receive a $500 fee for each Directors' meeting he attends. In addition, Directors are reimbursed for travel expenses incurred in connection with attendance at such meetings.

(f) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Reference is made to Item 1(a)(ii) hereof for a discussion regarding the contemplated acquisition of DCAP and related entities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 25, 1998 regarding the beneficial ownership of the Company's shares of Common Stock by
(i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock,
(ii) each present Director and (iii) all of the Company's present executive officers and Directors as a group. Reference is made to Item 1(a)(ii) hereof for a discussion regarding the contemplated acquisition of DCAP and related entities. No adjustments have been made to the table set forth below to give effect to the contemplated acquisition.

                                                              Approximate
  Name and Address                     Number of Shares       Percentage
  of Beneficial Owner                  Beneficially Owned     of Class

Morton L. Certilman............        2,611,893(1)(2)(3)       46.7%
  The Financial Center
    at Mitchel Field
  90 Merrick Avenue
  East Meadow, New York

Adam R. Lieberman..................    1,800,000(2)(4)          32.2%
 1 Bay Club Drive
 Bayside, New York

Jay M. Haft....................           905,393(1)(5)         16.2%
  201 S. Biscayne Blvd.
  Suite 3000
  Miami, Florida

Leon Lapidus...................             20,000              *
  111 Sinnott Road
  Scarborough Ontario
  M1L 4S6 Canada

All executive officers
and Directors as a group
(4 persons)....................        3,537,286(3)(5)(6)       63.3%

*    Less than 1%.

(1) Messrs. Certilman and Haft have previously filed a Schedule 13D and amendments thereto under the Securities Exchange Act of 1934, as amended, with respect to their respective equity interests in the Company. In view of their intention to consult with each other with respect to the acquisition, voting and disposition of their respective shares, Messrs. Certilman and Haft may be deemed a group. Accordingly, the group of Messrs. Certilman and Haft beneficially owns 3,517,286 shares of Common Stock. Such amount represents approximately 62.9% of the outstanding shares of Common Stock of the Company. However, each of Messrs. Certilman and Haft independently makes his own decisions with respect to the acquisition, voting and disposition of the shares of Common Stock directly owned by him. Further, neither Mr. Certilman nor Mr. Haft has any economic interest in the shares of Common Stock directly owned by the other.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a certain Subscription Agreement, dated June 3, 1996, by and between the Company, Mr. Certilman, Mr. Haft, and SFHC, the Company issued 3,200,000 shares of Common Stock at a price of $0.25 per share (the "Offering") for a total subscription price of $800,000. Of such amount, $450,000 was paid by SFHC for the purchase of 1,800,000 shares and $175,000 was paid by each of Mr. Haft and Mr. Certilman for the purchase of 700,000 shares each. The proceeds of the Offering were intended to be used in connection with the business opportunities described in Item 1(a)(vi) hereof.

     As described in Item 1(a)(ii) hereof, the Company has entered into a letter of intent with respect to the acquisition of all of the issued and outstanding Common Shares of DCAP as well as interests in certain entities affiliated with

DCAP. Four of such affiliated entities are one-half owned by Mr. Certilman's daughter; however, her interest in such entities is not contemplated to be purchased, and no shares of EXTECH Common Stock or other consideration is to be issued to her in connection with the acquisition.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number              Description of Exhibit

3(a) Certificate of Incorporation, as amended(1)

 (b) By-laws, as amended(2)

9 Amended and Restated Voting Trust Agreement, dated December 30, 1996, among Sterling Foster Holding Corp. and Morton L. Certilman, as voting trustee(3)

10(a) Agreement, dated July 22, 1988, between the Ports Authority and IAH(1)

10(b) Resolution of Board of  Directors  of Ports  Authority,  dated  August 10,
      1994, regarding rental obligation of the Hotel(4)

10(c) Amended and Restated 1990 Stock Option Plan(1)

10(d) License and Royalty Agreement,  dated July 1991,  among the Company,  IFTI
      Capital Appreciation Management Corporation, and NPS Products, Inc.(5)

10(e) Subscription  Agreement, dated as of June 3, 1996,  between Mr. Certilman,
      Mr. Haft, SFHC and the Company (6)

10(f) $325,000 Promissory  Note,  dated  November  26,  1997,  from  DCAP to the
      Company

10(g) $114,000 Promissory Note, dated March 20, 1998, from DCAP to the Company

21    Subsidiaries of the Registrant(4)

27    Financial Data Schedule

(1) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1989 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

(4) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

(5) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(6) Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated June 3, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

                       EXTECH CORPORATION AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 1997

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


Notes to consolidated financial statements                      F-7 - F-10

                        CONSOLIDATED FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
EXTECH CORPORATION
East Meadow, New York

We have audited the accompanying consolidated balance sheet of EXTECH CORPORATION and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXTECH CORPORATION and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                 /s/ Holtz Rubenstein & Co., LLP
                                                 HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
March 20, 1998

                       EXTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $1,040,389
   Accounts receivable, net of allowance for doubtful
      accounts of approximately $1,700                                   36,500
   Notes receivable, net of allowance for doubtful accounts
      of approximately $35,000 (Note 4)                                 355,316
   Inventories                                                            6,122
   Prepaid expenses and other current assets                             15,958
                                                                      ---------
        Total current assets                                          1,454,285

PROPERTY AND EQUIPMENT, net (Note 3)                                    118,856

OPERATING EQUIPMENT, net                                                  9,191

RESTRICTED CERTIFICATE OF DEPOSIT (Note 5)                               40,000
                                                                      ---------

                                                                     $1,622,332
                                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $    1,487
   Accrued expenses (Notes 6 and 7)                                     147,866
   Debentures payable (Note 8)                                          154,200
                                                                      ----------
        Total current liabilities                                       303,553

MINORITY INTEREST                                                           560

COMMITMENT AND CONTINGENCY (Note 11)

STOCKHOLDERS' EQUITY:  (Note 12)
   Common stock, $.01 par value; authorized 10,000,000 shares;
      issued and outstanding 5,591,367 shares                            55,914
   Capital in excess of par                                           5,264,950
   Deficit                                                           (4,002,645)
                                                                      1,318,219
                                                                      ---------

                                                                     $1,622,332
                                                                      ==========



                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended
                                                       December 31,
                                                1997                1996

REVENUES:  (Note 14)
   Rooms                                   $  895,238          $  936,976
   Other operating departments                 34,991              32,958
   Interest, net                               66,389              38,822
   Royalty income                                -                109,891
                                           ----------           ----------

        Total revenues                        996,618           1,118,647
                                           ----------           ----------


COSTS AND EXPENSES:
   Administrative and general                 123,366             124,697
   Bad debt (recovery)                         13,421             (21,174)
   Corporate and sundry (Note 9)              343,189             352,812
   Departmental                               372,217             380,711
   Depreciation and amortization               52,185              51,544
   Energy costs                                23,197              14,285
   Lease rentals (Note 11)                    181,178             189,610
   Property operation and maintenance          27,863              26,605
                                           ----------           ---------


        Total costs and expenses            1,136,616           1,119,090
                                           ----------           ---------

LOSS BEFORE INCOME TAXES                     (139,998)               (443)


INCOME TAXES (Note 10)                          3,994               4,656
                                           ----------           ----------

NET LOSS                                   $ (143,992)          $  (5,099)
                                           ==========           =========

BASIC LOSS PER COMMON SHARE (Note 13)      $    (.026)          $   (.001)
                                           -----------          ----------

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Note 13)       5,591,367            4,236,176
                                            =========            =========


                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                           Capital
                                     Common Stock         in Excess
                                 Shares       Amount        of Par         Deficit        Total

Balance, January 1, 1996     2,391,367      $  23,914     $4,496,950    $(3,853,554)    $  667,310

Issuance of stock            3,200,000         32,000        768,000           -           800,000

Net loss for the year             -              -              -            (5,099)        (5,099)
                             ---------       --------      ----------    -----------     ----------

Balance, December 31, 1996   5,591,367         55,914      5,264,950     (3,858,653)     1,462,211

Net loss for the year             -              -              -          (143,992)      (143,992)
                             ---------       --------      ----------    -----------     ----------

Balance, December 31, 1997   5,591,367       $ 55,914     $5,264,950    $(4,002,645)    $1,318,219
                             =========       ========     ==========    ===========     ==========





                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended
                                                                           December 31,
                                                                      1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (143,992)          $   (5,099)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 52,185               51,544
        Bad debts                                                     13,421              (20,948)
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                      12,891                1,830
             Prepaid expenses and other assets                       107,137             (114,802)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                    22,398              (17,457)
                                                                   ---------             ----------
        Net cash provided by (used in) operating activities           64,040             (104,932)
                                                                   ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (16,091)                (175)
   Notes receivable - net                                           (285,681)             (21,728)
   Purchase of restricted certificate of deposit                     (40,000)                -
                                                                   ---------             -------
        Net cash (used in) investing activities                     (341,772)             (21,903)
                                                                   ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             -                 800,000
                                                                   ---------            ---------
        Net cash provided by financing activities                       -                 800,000
                                                                   ---------            ---------

Net (decrease) increase in cash and cash equivalents                (277,732)             673,165

Cash and cash equivalents, beginning of year                       1,318,121              644,956
                                                                   ---------            ---------

Cash and cash equivalents, end of year                            $1,040,389           $1,318,121
                                                                  ==========           ==========

                 See notes to consolidated financial statements

                       EXTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.   Summary of Significant Accounting Policies:

     a.   Description of business

          The Company's operations are within one industry as lodging sales and related revenues accounted for substantially all revenues during the two-year period ended December 31, 1997.

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

     e.   Concentration of credit risk

          The Company invests its excess cash in deposits and money market accounts with major financial institutions and has not experienced losses related to these investments.

     f.   Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

     g.   Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.   Reclassifications

          Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 1996 to conform with the classifications used in 1997.

2.   Supplementary Information - Statement of Cash Flows:

     Cash paid for income taxes was $4,918 and $7,141 during the years ended December 31, 1997 and 1996, respectively.

3.   Property and Equipment:

     At December 31, 1997, property and equipment consists of the following:

        Furniture, fixtures and equipment                   $378,494
        Leasehold improvements                               133,696
                                                            --------
                                                             512,190
        Less accumulated depreciation and amortization       393,334
                                                            --------
                                                            $118,856
                                                            ========

4.   Notes Receivable:

     a. In 1994, pursuant to a Plan of Reorganization, Robeson Industries Corp. ("Robeson") issued a promissory note to the Company for prior advances. Robeson ceased making payments on this note in January 1995. In September 1995, the Company canceled the note and Robeson issued a new note for $125,000 payable in 27 monthly installments of $5,000 with interest at 8% per annum. Robeson has made 15 payments under the note and is currently delinquent on the remaining payments. The balance on the note at December 31, 1997 was $59,500.

     b. In November 1997, the Company signed a letter of intent related to the purchase of all of the issued and outstanding common shares of Dealers Choice Automotive Planning Inc. ("DCAP") as well as interests in certain entities affiliated with DCAP. In consideration for the acquisition, the Company will issue to the shareholders of DCAP and affiliated entities shares of the Company's common stock.

     Additionally, the Company advanced $325,000 to DCAP with principal payments of $20,000, in addition to interest, due on each of April 21, 1998, May 21, 1998 and June 21, 1998. The remaining principal is due the latter of (i) July 21, 1998 or (ii) six months from the date the Company and DCAP agree not to complete the purchase, but no later than September 30, 1998. This note bears interest at 10% per annum and is secured by all of the shares of DCAP.

     On March 20, 1998, the Company lent an additional $114,000 to DCAP. Upon execution of the purchase agreement, the Company has agreed to lend an additional $311,000.

5.   Restricted Certificate of Deposit:

     In April 1997, as requested by the lease, the Company purchased a bank certificate of deposit and pledged it to the Puerto Rico Ports Authority ("Ports Authority") as security for payment of amounts due under the lease agreement.

6.   Accrued Expenses:

     At December 31, 1997, accrued expenses consist of the following:

        Rent                                     $ 59,883
        Professional fees                          39,868
        Payroll and related costs                  15,022
        Deferred compensation (Note 7)             14,963
        Room tax                                    7,770
        Other                                      10,360
                                                 --------

                                                 $147,866
                                                 ========

7.   Deferred Compensation:

     The Company has an agreement to pay special compensation to certain employees who at the date of retirement have accumulated 20 years of uninterrupted service. Maximum amount payable per employee is $3,000. There are seven employees covered by this plan, four of them with 15 years of accumulated service. Compensation is accrued pro-ratably from the inception of the plan to the date each employee is eligible for benefits. At December 31, 1997, approximately $15,000 has been accrued.

8.   Debentures Payable:

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 1997, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

9.   Related Party Transaction:

     During the years ended December 31, 1997 and 1996, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 1997 and 1996.

10.  Income Taxes:

     The 1997 and 1996 income of IAH, Inc., a wholly-owned subsidiary has been calculated excluding the loss of EXTECH, as it is separately taxed under the laws of Puerto Rico. A provision of approximately $4,000 and $4,700, respectively, has been made for this tax liability.

     For federal income taxes, the Company has net operating loss carryforwards of approximately $991,000 available to offset future taxable income which expire in various years from 2005 through 2011. In addition, the Company has general business tax credit carryforwards available to reduce future income taxes of approximately $33,000. If not utilized, these credits are scheduled to expire in various amounts through 2010. The Company incurred operating losses during the past six years and losses are expected in the early subsequent periods. As a result, the Company has not recorded a deferred tax asset in 1997 due to the fact that a 100% valuation allowance would be needed.

11.  Commitment and Contingency:

     IAH, Inc. leases the International Airport Hotel (the "Hotel") property pursuant to an operating lease with the Ports Authority, which expired in December 1995. As discussed below, IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000, which right it exercised, or alternatively, that the Ports Authority executed a new lease agreement for a ten year term commencing on January 1, 1996. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to approximately $181,000 for 1997 and $190,000 for 1996.

     Based upon IAH's refusal to acknowledge that, effective January 1, 1996, it occupied the Hotel on a month-to-month basis, in February 1996, the Ports Authority requested that IAH vacate, surrender and deliver the premises by February 29, 1996. Following the receipt of such request, IAH brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the Hotel. The action seeks a declaratory judgment that, among other alternatives, IAH exercised an option with respect to its lease for the Hotel for an extension of the term of five years commencing on January 1, 1996 or that the Ports Authority executed a new lease agreement for a ten year period commencing on such date. During the year, certain settlement negotiations took place. Management is of the opinion that the Company will prevail on the declaratory judgment; therefore, management will vigorously defend its position.

12.  Stockholders' Equity:

     a. Stock options

          The Company maintains a stock option plan which provides for the granting of options to individuals rendering service to the Company to purchase up to 300,000 shares of common stock of the Company. Such options may be either incentive stock options or non-statutory stock options. No options are outstanding as of December 31, 1997.

     b. Common shares reserved

          Stock Option Plan                300,000
                                           =======

13.  Loss Per Share:

     In the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used to make them comparable to international standards. The Company's net loss per share was calculated by dividing net income by the weighted average number of common shares outstanding. Prior period loss per share did not require restatement.

14.  Major Customer:

     Sales to a major customer approximated 10% and 27% of total room sales for the years ended December 31, 1997 and 1996, respectively.

15.  Fair Value of Financial Instruments:

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

          Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   EXTECH CORPORATION


Dated: March 31, 1998                              By:/s/Morton L. Certilman
                                                       Morton L. Certilman
                                                       President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                         Capacity                     Date

                             Chairman of the Board
/s/ Jay M. Haft              of Directors                     March 31, 1998
Jay M. Haft
                             President and Director
                             (Principal Executive,
                             Financial and Accounting
/s/ Morton L. Certilman      Officer)                         March 31, 1998
Morton L. Certilman



/s/ Leon Lapidus             Director                         March 31, 1998
Leon Lapidus