Form 10QSB
period 1998-03-31
EXTECH CORP
filed 1998-05-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( )Yes ( ) No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,591,367 shares as of April 30, 1998

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - March 31, 1998
          (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997 (Unaudited)

          Notes to Condensed Consolidated Financial Statements Three months ended March 31, 1998 and 1997 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                        March 31, 1998
                                                        --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  876,208
  Accounts receivable                                       62,104
  Notes and other receivables                              477,442
  Inventories                                                6,308
  Prepaid expenses and
         other current assets                                5,820
                                                         ---------
                  Total current assets                   1,427,882
                                                         ---------

PROPERTY AND EQUIPMENT, net                                114,046
                                                           -------

OTHER ASSETS:
  Operating equipment, net                                   7,244
  Deposits                                                   5,000
  Restricted certificate of deposit                         40,000
                                                        ----------

                  Total other assets                        52,244
                                                            ------

                                                        $1,594,172
                                                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    2,182
  Accrued expenses                                         103,215
  Debentures payable                                       154,200
  Accrued taxes payable                                     17,375
                                                        ----------

                  Total current liabilities                276,972
                                                           -------

MINORITY INTEREST                                              560
                                                               ---

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
    5,591,367 shares                                         55,914
  Capital in excess of par                                5,264,950
  Deficit                                                (4,004,224)
                                                         ----------
                                                          1,316,640
                                                          ---------
                                                         $1,594,172
                                                         ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                                March 31,
                                            1998        1997
                                            ----        ----
Revenues:
    Rooms                                $ 262,321     $ 307,471
    Other                                    4,437         5,138
    Interest                                17,951        13,260
                                         ---------     ---------
         Total revenues                    284,709       325,869
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           127,230       114,475
    Departmental                            79,101        80,334
    Depreciation and amortization            9,830        12,820
    Energy costs                             5,480         4,907
    Lease rentals                           52,563        61,731
    Marketing                                5,672         7,198
    Property operation
      and maintenance                        5,912         5,841
    Provision for bad debt                     500           300
                                         ---------     ---------

                                           286,288       287,606
                                           -------       -------

Net (loss) income                       $   (1,579)    $  38,263
                                        ==========     =========

Basic (loss) income per common share:

    Net income                          $      0       $     .01
                                        ==========     =========

Weighted average number of common
  shares outstanding                     5,591,367     5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Three months ended
                                                      March 31,
                                                  1998         1997
                                                  ----         ----

Cash flows from operating activities:
  Net (loss) income                           $ (1,579)   $  38,263
  Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
   Depreciation and amortization                 9,830       12,820
   Provision for bad debts                         500          300
Decrease (increase) in assets:
    Accounts receivable                        (24,366)      (2,563)
    Inventories                                   (186)         303
    Prepaid expenses and other
           current assets                        5,138       77,652
    Notes receivable                          (123,864)      28,735
    Other assets                                 1,947        1,689
    Deposits                                       -0-       (5,000)
Increase (decrease) in liabilities:
    Accounts payable                               695        3,431
    Accrued expenses                          ( 44,651)     (68,170)
    Accrued taxes payable                       17,375       18,174
    Other Long Term Liabilities                    -0-       59,883
                                              --------    ---------
  Net cash (used in) provided by
  operating activities                        (159,161)     165,517
                                             ----------   ---------

Cash flows from investing activities:
  Purchases of property and equipment          ( 5,020)      (2,002)
                                             ----------  ----------
  Net cash (used in)
  investing activities:                        ( 5,020)      (2,002)
                                             ----------  ----------

Net (decrease) increase in cash and
cash equivalents                              (164,181)     163,515
Cash, beginning of period                    1,040,389    1,318,121
                                            -----------  ----------
Cash, end of period                         $  876,208   $1,481,636
                                            ===========  ==========



See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Results of Operations:

     The Company's net loss for the three months ended March 31, 1998 was $1,579 as compared to a net income of $38,263 for the three months ended March 31, 1997. The loss for the three months ended March 31, 1998 was caused by lower room occupancies of $45,150 and increased general and administrative expenses of $12,755 as compared to the three months ended March 31, 1997. The foregoing was partially offset by increased interest income of $4,691 as a result of a loan made in November 1997 to Dealers Choice Automotive Planning Inc. ("DCAP Insurance") which bears interest at the rate of 10% per annum (see "Prospects" below) and lower lease rental expense of $9,168.

Liquidity and Capital Resources:

     As of March 31, 1998, the Company had $876,208 in cash and cash equivalents and a working capital surplus of $1,150,910. As of December 31, 1997, the Company had $1,040,389 in cash and cash equivalents and a working capital surplus of $1,150,732. The reduction in cash was due primarily to a $114,000 loan made to DCAP Insurance in March 1998.

     Except as described below under "Prospects," the Company did not have any material commitments for capital expenditures as of March 31, 1998.

Prospects:

     On May 8, 1998, the Company entered into an agreement with respect to the acquisition of all of the issued and outstanding Common Shares of DCAP Insurance as well as interests in certain entities affiliated with DCAP Insurance. DCAP Insurance and such affiliates are privately-held and offer, as brokers, primarily retail automotive, motorcycle, and various other property and casualty insurance products. DCAP Insurance has an aggregate of approximately 54 wholly-owned, joint venture and franchise locations in the New York metropolitan area.

     The agreement provides that, in consideration for the shares of DCAP Insurance and interests in such affiliates, the Company will issue 3,300,000 shares of its Common Stock. In addition, the agreement contemplates that management of DCAP Insurance, together with Morton L. Certilman, President of the Company, and Jay M. Haft, Chairman of the Board of the Company, will purchase, in the aggregate, the 1,800,000 shares of Common Stock of the Company beneficially owned by Sterling Foster Holding Corp. ("Sterling Foster") as well as an aggregate of 1,402,000 other shares of Common Stock from the Company. As a result of the foregoing, the shareholders of DCAP Insurance would own approximately one-half of the outstanding shares of Common Stock of the Company. The agreement provides that the purchases by the DCAP Insurance shareholders will be made following loans of funds by the Company for such purpose (with respect to the purchases from Sterling Foster) or by the delivery of promissory notes as part of the purchase price (with regard to the additional shares to be acquired from the Company).

     Simultaneously with the signing of the agreement, the Company advanced $311,000 to DCAP Insurance (increasing its aggregate advances to DCAP Insurance to $750,000). The outstanding advances, together with interest at the rate of 10% per annum, are payable on September 30, 1998.

     The consummation of the transaction is subject to the satisfaction of a number of conditions, including certain third party and governmental approvals. No assurances can be given that the acquisition will take place upon the terms described above or otherwise.

PART II.  OTHER INFORMATION
---------------------------

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          Reference is made to Part I, Item 2 hereof for a discussion of an agreement entered into by the Company with respect to the acquisition of DCAP Insurance. The acquisition agreement provides that, following the closing, the Board of Directors of the Company will consist of four members - Messrs. Certilman and Haft, and Kevin Lang and Abraham Weinzimer, the principals of DCAP Insurance. The agreement also provides that, following the closing, Messrs. Certilman and Haft will serve as the Company's Chairman and Vice Chairman of the Board, respectively, while Messrs. Lang and Weinzimer will serve as the Company's President and Executive Vice President, respectively.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation, as amended 1

               3(b) By-laws, as amended

--------

1 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EXTECH CORPORATION




Dated:  May 15, 1998                         By:/s/ Morton L. Certilman
                                                -----------------------
                                                MORTON L. CERTILMAN
                                                President (Chief
                                                Operating Officer and
                                                Principal Financial
                                                Officer)