Form 10QSB
period 1998-06-30
EXTECH CORP
filed 1998-08-13
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,591,367 shares as of July 24, 1998

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

     Condensed Consolidated Balance Sheet - June 30, 1998 (Unaudited)

     Condensed Consolidated Statements of Operations - Six months ended June 30, 1998 and 1997 (Unaudited)

     Condensed Consolidated Statements of Operations - Three months ended June 30, 1998 and 1997 (Unaudited)

     Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997 (Unaudited)

     Notes to Condensed Consolidated Financial Statements Six months ended June 30, 1998 and 1997 (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       June 30, 1998
                                                       -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  462,675
  Accounts receivable                                      50,454
  Notes and other receivables                             803,688
  Inventories                                               8,167
  Prepaid expenses and
         other current assets                              39,015
                                                           ------
                  Total current assets                  1,363,999
                                                        ---------

PROPERTY AND EQUIPMENT, net                               109,347
                                                          -------

OTHER ASSETS:
  Operating equipment, net                                 12,324
  Deposits                                                  5,000
  Restricted certificate of deposit                        40,000
                                                       ----------

                  Total other assets                       57,324
                                                           ------

                                                       $1,530,670
                                                       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    4,435
  Accrued expenses                                         92,924
  Debentures payable                                      154,200
  Accrued taxes payable                                    14,156
                                                       ----------

                  Total current liabilities               265,715
                                                          -------

MINORITY INTEREST                                             560
                                                              ---

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
    5,591,367 shares                                       55,914
  Capital in excess of par                              5,264,950
  Deficit                                              (4,056,469)
                                                       -----------
                                                        1,264,395
                                                        ---------
                                                       $1,530,670
                                                       ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six months ended
                                                June 30,
                                            1998        1997
                                            ----        ----
Revenues:
    Rooms                                $ 444,331    $  512,635
    Other                                   10,204         9,273
    Interest                                42,216        30,200
                                         ---------     ---------
         Total revenues                    496,751       552,108
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           258,868       259,612
    Departmental                           146,598       149,256
    Depreciation and amortization           19,851        25,926
    Energy costs                            10,441        11,366
    Lease rentals                           90,473       100,695
    Marketing                               10,067        11,610
    Property operation
      and maintenance                       13,177        12,483
    Provision for bad debt                   1,100           600
                                         ---------     ---------

                                           550,575       571,548
                                           -------       -------

Net loss                                $  (53,824)   $  (19,440)
                                        ==========     =========

Basic loss per common share:

    Net loss                            $     (.01)   $     (.01)
                                        ==========     ==========

Weighted average number of common
  shares outstanding                     5,591,367    $5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                                June 30,
                                            1998        1997
                                            ----        ----
Revenues:
    Rooms                                $ 182,010     $ 205,164
    Other                                    5,767         4,135
    Interest                                24,265        16,940
                                         ---------     ---------
         Total revenues                    212,042       226,239
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           131,638       145,137
    Departmental                            67,497        68,922
    Depreciation and amortization           10,021        13,106
    Energy costs                             4,961         6,459
    Lease rentals                           37,910        38,964
    Marketing                                4,395         4,412
    Property operation
      and maintenance                        7,265         6,642
    Provision for bad debt                     600           300
                                         ---------     ---------

                                           264,287       283,942
                                           -------       -------

Net loss                                $  (52,245)    $ (57,703)
                                        ==========     =========

Basic loss per common share:

    Net loss                            $     (.01)    $    (.01)
                                        ==========     ==========

Weighted average number of common
  shares outstanding                     5,591,367     5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Six months ended
                                                  June 30,
                                              1998         1997
                                              ----         ----

Cash flows from operating activities:
  Net loss                               $  (53,824)  $  (19,440)
  Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
   Depreciation and amortization             19,851       25,926
   Provision for bad debts                    1,100          600
Decrease (increase) in assets:
    Accounts receivable                     (13,316)      13,454
    Inventories                              (2,045)       1,582
    Prepaid expenses and other
           current assets                   (28,057)     109,851
    Notes receivable                       (450,110)      38,012
    Other assets                             (3,133)      (1,669)
    Deposits                                   -0-        (5,000)
Increase (decrease) in liabilities:
    Accounts payable                          2,948        3,092
    Accrued expenses                        (54,942)     (75,473)
    Accrued taxes payable                    14,156       14,993
    Other Long Term Liabilities               -0-         59,883
                                           --------    ---------
  Net cash (used in) provided by
  operating activities                     (567,372)     165,811
                                          ----------   ---------

Cash flows from investing activities:
  Purchases of property and equipment       (10,342)     (12,306)
                                          ----------  -----------
  Net cash (used in)
  investing activities:                     (10,342)     (12,306)
                                          ----------  -----------

Net (decrease) increase in cash and
cash equivalents                           (577,714)     153,505
Cash, beginning of period                 1,040,389    1,318,121
                                         -----------  ----------
Cash, end of period                      $  462,675   $1,471,626
                                         ===========  ==========



See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 1998, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 have been prepared by EXTECH Corporation ("EXTECH" or the "Company") without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Results of Operations:

     The Company's net loss for the six months ended June 30, 1998 was $53,824 as compared to a net loss of $19,440 for the six months ended June 30, 1997. The loss for the six months ended June 30, 1998 was caused by lower room occupancies of $68,304 as compared to the six months ended June 30, 1997. The foregoing was partially offset by increased interest income of $12,016 as a result of a loan made in November 1997 to Dealers Choice Automotive Planning Inc. ("DCAP Insurance") which bears interest at the rate of 10% per annum (see "Prospects" below) and lower lease rental expense of $10,222.

Liquidity and Capital Resources:

     As of June 30, 1998, the Company had $462,675 in cash and cash equivalents and a working capital surplus of $1,098,284. As of December 31, 1997, the Company had $1,040,389 in cash and cash equivalents and a working capital surplus of $1,150,732. The reduction in cash was due primarily to loans in the aggregate amount of $425,000 made to DCAP Insurance during the six months ended June 30, 1998.

     Except as described below under "Prospects," the Company did not have any material commitments for capital expenditures as of June 30, 1998.

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

     The agreement provides that, in consideration for the shares of DCAP Insurance and interests in such affiliates, the Company will issue 3,300,000 shares of its Common Stock. In addition, the agreement contemplates that management of DCAP Insurance, together with Morton L. Certilman, President of EXTECH, and Jay M. Haft, Chairman of the Board of EXTECH, will purchase, in the aggregate, the 1,800,000 shares of Common Stock of the Company beneficially owned by Sterling Foster Holding Corp. ("Sterling Foster") as well as an aggregate of 1,402,000 other shares of Common Stock from the Company. As a result of the foregoing, the shareholders of DCAP Insurance would own approximately one-half of the outstanding shares of Common Stock of the Company. The agreement provides that the purchases by the DCAP Insurance shareholders will be made following loans of funds by the Company for such purpose (with respect to the purchases from Sterling Foster) or by the delivery of promissory notes as part of the purchase price (with regard to the additional shares to be acquired from the Company).

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

     None

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          2    Agreement,  dated as of May 8, 1998, by and among EXTECH,  Morton
               L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer

          3(a) Certificate of Incorporation, as amended1

          3(b) By-laws, as amended2

          27   Financial Data Schedule

     (b) Reports on Form 8-K

          None

--------

1 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

2 Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EXTECH CORPORATION


Dated:  August 12, 1998                    By:/s/ Morton L. Certilman
                                              --------------------------
                                              MORTON L. CERTILMAN
                                              President (Chief Operating Officer
                                              and Principal Financial Officer)