Form 10QSB
period 1998-09-30
EXTECH CORP
filed 1998-11-16
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( )Yes ( ) No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,591,367 shares as of October 20, 1998

                                      INDEX

                       EXTECH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - September 30, 1998 (Unaudited)

          Condensed Consolidated Statements of Operations - Nine months ended September 30, 1998 and 1997 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended September 30, 1998 and 1997 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 1998 and 1997 (Unaudited)

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


SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       EXTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              September 30, 1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  406,275
  Accounts receivable                                                78,383
  Notes and other receivables                                       822,438
  Inventories                                                         8,103
  Prepaid expenses and
         other current assets                                        40,757
                                                                     ------
                  Total current assets                            1,355,956
                                                                  ---------

PROPERTY AND EQUIPMENT, net                                         101,216
                                                                    -------

OTHER ASSETS:
  Operating equipment, net                                           10,527
  Deposits                                                            5,000
  Restricted certificate of deposit                                  40,000
                                                                 ----------
                  Total other assets                                 55,527
                                                                     ------
                                                                 $1,512,699
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    3,416
  Accrued expenses                                                   99,983
  Debentures payable                                                154,200
  Accrued taxes payable                                              11,430
                                                                 ----------
                  Total current liabilities                         269,029
                                                                    -------

MINORITY INTEREST                                                       560
                                                                        ---
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value;
    authorized, 10,000,000 shares;
    issued and outstanding,
    5,591,367 shares                                                 55,914
  Capital in excess of par                                        5,264,950
  Deficit                                                        (4,077,754)
                                                                 -----------
                                                                  1,243,110
                                                                  ---------
                                                                 $1,512,699
                                                                 ==========

See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Nine months ended
                                              September 30,
                                            1998        1997
                                            ----        ----
Revenues:
    Rooms                                $ 641,494     $ 697,702
    Other                                   15,146        16,237
    Interest                                66,586        47,580
                                         ---------     ---------
         Total revenues                    723,226       761,519
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           366,448       379,824
    Departmental                           219,505       222,286
    Depreciation and amortization           29,625        39,209
    Energy costs                            15,638        18,142
    Lease rentals                          130,026       139,986
    Marketing                               14,232        15,765
    Property operation
      and maintenance                       21,161        19,973
    Provision for bad debt                   1,700        13,122
                                         ---------     ---------

                                           798,335       848,307

Net loss                                $  (75,109)    $ (86,788)
                                         ==========     =========

Basic loss per common share:

    Net loss                            $     (.01)    $    (.02)
                                         ==========     ==========

Weighted average number of common
  shares outstanding                     5,591,367     5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

               EXTECH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three months ended
                                             September 30,
                                            1998        1997
                                            ----        ----
Revenues:
    Rooms                                $ 197,163     $ 185,067
    Other                                    4,942         6,964
    Interest                                24,370        17,380
                                         ---------     ---------
         Total revenues                    226,475       209,411
                                         ---------     ---------

Costs and expenses:
    General, administrative
      and sundry                           107,580       120,212
    Departmental                            72,907        73,030
    Depreciation and amortization            9,774        13,283
    Energy costs                             5,197         6,776
    Lease rentals                           39,553        39,291
    Marketing                                4,165         4,155
    Property operation
      and maintenance                        7,984         7,490
    Provision for bad debt                     600        12,522
                                         ---------     ---------

                                           247,760       276,759

Net loss                                $  (21,285)    $ (67,348)
                                         ==========     =========

Basic loss per common share:

    Net loss                            $     (.01)    $    (.01)
                                        ==========     ==========

Weighted average number of common
  shares outstanding                     5,591,367     5,591,367
                                        ==========    ==========


See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Nine months ended
                                                September 30,
                                              1998         1997
                                              ----         ----

Cash flows from operating activities:
  Net loss                                 $(75,109)   $ (86,788)
  Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
   Depreciation and amortization             29,625       39,209
   Provision for bad debts                    1,700       13,122
Decrease (increase) in assets:
    Accounts receivable                     (41,845)         997
    Inventories                              (1,981)       2,839
    Prepaid expenses and other
           current assets                   (29,799)     108,461
    Notes receivable                       (468,860)      54,798
    Other assets                             (1,336)      (  524)
    Deposits                                   -0-        (5,000)
Increase (decrease) in liabilities:
    Accounts payable                          1,929        4,298
    Accrued expenses                       ( 47,883)     (26,752)
    Accrued taxes payable                    11,430       12,049
                                           ---------   ---------
  Net cash (used in) provided by
  operating activities                     (622,129)     116,709
                                          ----------   ----------

Cash flows from investing activities:
  Purchases of property and equipment       (11,985)     (17,834)
                                          ----------   -----------
  Net cash (used in)
  investing activities:                     (11,985)     (17,834)
                                          ----------   -----------

Net (decrease) increase in cash and
cash equivalents                           (634,114)      98,875
Cash, beginning of period                 1,040,389    1,318,121
                                         -----------  ----------
Cash, end of period                      $  406,275   $1,416,996
                                         ===========  ==========



See notes to condensed consolidated financial statements.

                       EXTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 1998, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 have been prepared by EXTECH Corporation ("EXTECH" or the "Company") without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. The results of operations and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Results of Operations:

     The Company's net loss for the nine months ended September 30, 1998 was $75,109 as compared to a net loss of $86,788 for the nine months ended September 30, 1997. The loss for the nine months ended September 30, 1998 was caused by lower room occupancies of $56,208 as compared to the nine months ended September 30, 1997. The reduced loss was partially the result of increased interest income of $19,006 as a result of a loan made in November 1997 to Dealers Choice Automotive Planning Inc. ("DCAP Insurance") which bears interest at the rate of 10% per annum (see "Prospects" below) and lower expenses of $49,972. The foregoing were partially offset by lower room occupancies of $56,208 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Liquidity and Capital Resources:

     As of September 30, 1998, the Company had $406,275 in cash and cash equivalents and a working capital surplus of $1,086,927. As of December 31, 1997, the Company had $1,040,389 in cash and cash equivalents and a working capital surplus of $1,150,732. The reduction in cash was due primarily to loans in the aggregate amount of $425,000 made to DCAP Insurance during the nine months ended September 30, 1998 as well as losses from operations.

     Except as described below under "Prospects," the Company did not have any material commitments for capital expenditures as of September 30, 1998.

Prospects:

         DCAP:

     On May 8, 1998, the Company entered into an agreement with respect to the acquisition of all of the issued and outstanding Common Shares of DCAP Insurance as well as interests in certain entities affiliated with DCAP Insurance (collectively, the "DCAP Companies")(the "DCAP Agreement"). The DCAP Companies are privately-held and offer, as brokers, primarily retail automotive, motorcycle, boat, life, business and homeowner's insurance products. DCAP Insurance has an aggregate of approximately 56 wholly-owned, joint venture and franchise locations in the New York metropolitan area.

     The DCAP Agreement provides that, in consideration for the shares of the DCAP Companies, the Company will issue 3,300,000 shares of its Common Stock. In addition, the DCAP Agreement contemplates that the shareholders of DCAP
Insurance (the "DCAP Shareholders"), together with Morton L. Certilman, President of EXTECH, and Jay M. Haft, Chairman of the Board of EXTECH, will purchase, in the aggregate, the 1,800,000 shares of Common Stock of the Company beneficially owned by Sterling Foster Holding Corp. ("Sterling Foster") (the "Sterling Foster Shares") as well as an aggregate of 1,402,000 other shares of Common Stock from the Company. Sterling Foster has entered into an agreement with each of the DCAP Shareholders and Messrs. Certilman and Haft providing for the purchase and sale of the Sterling Foster Shares concurrently with the closing of the DCAP Agreement (the "Sterling Foster Agreement"). Each of the parties has the right to terminate the Sterling Foster Agreement if the closing shall not have occurred by December 31, 1998.

     The DCAP Agreement provides further that the purchases by the DCAP Shareholders will be made following loans of funds by the Company for such purpose (with respect to the purchases from Sterling Foster) or by the delivery of promissory notes as part of the purchase price (with regard to the additional shares to be acquired from the Company).

     Simultaneously with the signing of the DCAP Agreement, the Company advanced $311,000 to DCAP Insurance (increasing its aggregate advances to DCAP Insurance to $750,000). The outstanding advances, together with interest at the rate of 10% per annum, are payable on December 31, 1998.

     The consummation of the DCAP Agreement is subject to the satisfaction of a number of conditions, including stockholder and certain third party and governmental approvals. Each of the parties has the right to terminate the DCAP Agreement if the closing shall not have occurred by December 31, 1998. No assurances can be given that the acquisition will take place upon the terms described above or otherwise.

         Eagle:

     On October 2, 1998, the Company and Eagle Insurance Company ("Eagle") entered into a Subscription Agreement (the "Eagle Agreement") which provides for the issuance and sale by the Company to Eagle of 1,486,893 shares of Common Stock for an aggregate purchase price of approximately $1,000,000 (the "Eagle Issuance"). The Eagle Issuance is to be made concurrently with the closing of the DCAP Agreement. Each of the parties has the right to terminate the Eagle Agreement if the closing shall not have occurred by December 31, 1998. The closing of the Eagle Agreement is subject to a number of other conditions.

     Eagle is a New Jersey insurance company wholly-owned by The Robert Plan Corporation ("The Robert Plan"). Pursuant to separate agency agreements between certain DCAP Companies and certain insurance company subsidiaries of The Robert Plan, such DCAP Companies have been appointed agents of the insurance companies with regard to the offering of automobile and other insurance products.

     In the event of the closing of the DCAP Agreement, the Sterling Foster Agreement and the Eagle Agreement, the DCAP Shareholders will own an aggregate of approximately 43.8% of the outstanding Common Stock of the Company, Messrs. Certilman and Haft will own an aggregate of approximately 26% of such outstanding Common Stock and Eagle will own approximately 12.6% of such outstanding Common Stock.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          Reference is made to "Prospects" under Part I, Item 2 hereof for a discussion of a certain Subscription Agreement between the Company and Eagle Insurance Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2 Agreement, dated as of May 8, 1998, by and among EXTECH, Morton L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer1

               3(a) Certificate of Incorporation, as amended2

               3(b) By-laws, as amended3

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

--------

1 Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and incorporated herein by reference.

2 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

3 Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXTECH CORPORATION


Dated:  November  16, 1998                 By: /s/ Morton L. Certilman
                                               ---------------------------
                                               MORTON L. CERTILMAN
                                               President (Chief Operating
                                               Officer and Principal Financial
                                               Officer)