Form 10KSB/A
period 1997-12-31
EXTECH CORP
filed 1998-12-24
CIK 33992

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


     The Hotel is marketed through brochures, local advertising and in-airport advertising. Its operations are highly seasonal, with the disproportionate share of its revenues being generated during the first several months of the calendar year. Approximately 10% of the total room sales for the Hotel for 1997 were attributable to one customer, American Airlines.


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


     Based upon IAH's refusal to acknowledge that, effective January 1, 1996, it occupied the Hotel on a month-to-month basis, in February 1996, the Ports Authority requested that IAH vacate, surrender and deliver the premises by February 29, 1996. Following the receipt of such request, on February 26, 1996, IAH brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the Hotel. The action seeks a declaratory judgment that IAH exercised an option with respect to its lease for the Hotel for an extension of the term of five years commencing on January 1, 1996 or, in the alternative, that the Ports Authority executed a new lease agreement for a ten year period commencing on such date. Certain discovery proceedings have taken place, and the action is still pending. IAH has continued to operate the Hotel during the pendency of the action.


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

     (iii) Pipe Harness Clamp


     The Company holds a patent for a specialized clamping device (the "Pipe Harness Clamp") designed to connect principally underground pipe lines of similar and dissimilar materials. In July 1991, the Company and NPS Products, Inc., an unrelated third party (the "Licensee"), entered into a License and Royalty Agreement (the "License Agreement") pursuant to which the Licensee was granted the exclusive right to manufacture, use, market and sell (either directly or on the Licensee's behalf) the Pipe Harness Clamp.


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


     The Hotel is leased by IAH from the Ports Authority. The annual rental obligation for the Hotel equals the greater of $169,400 or 20% of annual gross revenues, as defined. Total rent expense under the lease amounted to $181,178 for 1997 as compared to $189,610 for 1996. Set forth below is certain approximate information with regard to the Hotel:

          o    Number of guest rooms: 57
          o    Renovation expenditures for 1997: $-0-
          o    Average occupancy rate:
               o    1993 - 66%
               o    1994 - 60%
               o    1995 - 61%
               o    1996 - 61%
               o    1997 - 60%
          o    Average room rate: $75.00
          o    Total room revenues divided by total available rooms:
               o    1993 - $44.00
               o    1994 - $42.00
               o    1995 - $45.00
               o    1996 - $46.00
               o    1997 - $44.00

          No additional renovations are currently planned for the Hotel.


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


     During the fiscal year ended December 31, 1997, the combined operating loss for the DCAP companies was $530,825. In addition, as of December 31, 1997, the combined working capital deficiency for the DCAP companies was $753,164. DCAP has plans to diversify its operations into the areas of premium financing and income tax preparation, and to increase advertising efforts in order to grow the combined operations. Based upon the combined financial position of the DCAP companies, EXTECH anticipates that, in the event the contemplated DCAP acquisition is consummated, additional funds will be required to implement such plans. As of March 31, 1998, no additional financing arrangements were in place and no assurances could be given that any such financing would be available upon commercially reasonable terms or otherwise.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Pursuant to a certain Subscription Agreement, dated June 3, 1996, by and between the Company, Mr. Certilman, Mr. Haft, and SFHC, the Company issued 3,200,000 shares of Common Stock at a price of $0.25 per share (the "Offering") for a total subscription price of $800,000. Of such amount, $450,000 was paid by SFHC for the purchase of 1,800,000 shares and $175,000 was paid by each of Mr. Haft and Mr. Certilman for the purchase of 700,000 shares each. The proceeds of the Offering were intended to be used in connection with the business opportunities described in Item 1(a)(vi) hereof. Except as a purchaser of shares of Common Stock, neither Mr. Leiberman nor SFHC was involved as an underwriter or otherwise in connection with the transaction.


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


                                             EXTECH CORPORATION



Dated: December 23, 1998                     By: /s/ Morton L. Certilman
                                                ------------------------------
                                                Morton L. Certilman
                                                President