Form 10QSB/A
period 1998-09-30
EXTECH CORP
filed 1998-12-24
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark One)


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


     During the eight months ended August 31, 1998, the combined operating loss for the DCAP Companies (as defined below) was $476,394. In addition, as of August 31, 1998, the combined working capital deficiency for the DCAP Companies was $1,465,601. DCAP has plans to diversify its operations into the areas of premium financing and income tax preparation, and to increase advertising efforts in order to grow the combined operations. It is contemplated that, as discussed below under "Prospects," concurrently with the closing of the DCAP Agreement, the Company will consummate the sale of shares of Common Stock to Eagle Insurance Company and will receive approximately $1,000,000 in net proceeds. The Company anticipates that such proceeds, together with anticipated revenues from operations, will be sufficient to permit the Company to continue to conduct operations in the manner currently conducted by it and the DCAP Companies (including the proposed expansion plans). However, EXTECH anticipates that additional funds in an amount in excess of $1,000,000 will be required to implement the contemplated increased advertising effects that DCAP believes is necessary for growth. No additional financing arrangements are in place and no assurances can be given that any such financing will be available upon commercially reasonable terms or otherwise.

Prospects:

     DCAP:

     On May 8, 1998, the Company entered into an agreement with respect to the acquisition of all of the issued and outstanding Common Shares of DCAP Insurance as well as interests in certain entities affiliated with DCAP Insurance (collectively, the "DCAP Companies")(the "DCAP Agreement"). The DCAP Companies are privately-held and are engaged primarily in the following businesses: (i) retail automotive, motorcycle, boat, life, business and homeowner's insurance brokerage; (ii) income tax preparation; and (iii) automobile club for roadside emergencies. DCAP Insurance has an aggregate of approximately 56 wholly-owned, joint venture and franchise locations in the New York metropolitan area.


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


Year 2000:

     The Company's wholly-owned subsidiary, IAH, Inc. ("IAH"), owns and operates the International Airport Hotel (the "Hotel") at San Juan International Airport, Puerto Rico. IAH does not have any information technology systems ("IT Systems"). Of the non-IT Systems that comprise part of the Hotel's operations, the switchboard is the only such system that contains imbedded technology not Year 2000 ("Y2K") - compliant. The Hotel has a plan in place, which is designed to avoid any Y2K difficulties, both before and after January 1, 2000. The plan consists primarily of a series of physical and practical alterations in the Hotel's switchboard procedures, and does not involve any replacement of equipment or any significant effort or cost. All other non-IT Systems are operated manually.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 EXTECH CORPORATION



Dated:  December 23, 1998                        By:/s/ Morton L. Certilman
                                                    -----------------------
                                                    MORTON L. CERTILMAN
                                                    President (Chief
                                                    Operating Officer and
                                                    Principal Financial
                                                    Officer)