Form 10KSB
period 1998-12-31
EXTECH CORP
filed 1999-04-01
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
  (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

            Commission file number          0-1665

                                DCAP GROUP, INC.
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

         State issuer's revenues for its most recent fiscal year:  $1,031,033

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,931,344 as of February 28, 1999

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
         Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No    .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,780,260 shares as of February 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

         During 1998 and prior to February 25, 1999, the sole business of DCAP Group, Inc. (formerly EXTECH Corporation) (the "Company") was the operation, through a wholly-owned subsidiary, IAH, Inc., of the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). See "International Airport Hotel" in
Item 1(b) hereof.

         On February 25, 1999, pursuant to an Agreement, dated as of May 8, 1998, by and among the Company, Morton L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer (Messrs. Lang and Weinzimer are sometimes referred to collectively as the "DCAP Shareholders"), as amended (the "DCAP Agreement"), the Company acquired from the DCAP Shareholders all of the issued and outstanding shares of Common Stock of Dealers Choice Automotive Planning Inc. ("DCAP") as well as interests held by them in certain companies affiliated with DCAP (collectively with DCAP, the "DCAP Companies"). The DCAP Companies are engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, with insurance underwriters on behalf of their customers. In addition, the DCAP Companies offer income tax return preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide services with regard to obtaining insurance premium financing from a third party, and intend to provide similar services with regard to personal and automobile loans. The DCAP Companies also intend to provide direct insurance premium financing services and mortgage brokerage services to their clients.

         Between November 1997 (at the time of the execution of a letter of intent with respect to the acquisition of the DCAP Companies (the "DCAP Acquisition")) and the closing, the Company loaned to DCAP the aggregate net sum of $885,000 for working capital purposes.

         At the closing of the DCAP Agreement, and pursuant to the terms thereof, the following transactions and events, among others, occurred:

          (i) Messrs. Lang and Weinzimer transferred all of the outstanding shares of Common Stock of DCAP as well as all of their holdings in the other DCAP Companies (generally ranging between 50% and 100%) (collectively, the "DCAP Shares") to the Company, and the Company issued 1,650,000 Common Shares to each of them (an aggregate of 3,300,000 Common Shares).

          (ii) Messrs. Lang and Weinzimer each purchased from the Company 475,000 Common Shares (an aggregate of 950,000 Common Shares) at a purchase price of $.25 per share.

          (iii)Messrs. Certilman and Haft (or their designees) each purchased from the Company 226,000 Common Shares (an aggregate of 452,000 Common Shares) at a purchase price of $.25 per share.

          (iv) Messrs. Certilman, Haft, Lang and Weinzimer (or their designees) each purchased 450,000 Common Shares of the Company (an aggregate of 1,800,000 Common Shares) (the "Sterling Foster Shares"), beneficially owned by Sterling Foster Holding Corp. ("Sterling Foster") and held by Mr. Certilman as voting trustee pursuant to a voting trust agreement with Sterling Foster, at a purchase price of $.25 per share. Mr. Certilman did not receive any portion of such purchase price. Concurrently with the purchase of the Sterling Foster Shares, the voting trust agreement terminated.

          (v) The Company loaned to each of Messrs. Lang and Weinzimer the sum of $112,500 (an aggregate of $225,000) (the "Closing Loans"). The proceeds of the Closing Loans were used by Messrs. Lang and Weinzimer solely for the purpose of acquiring their respective Sterling Foster Shares.

          (vi) Messrs.   Certilman,   Haft,  Lang  and  Weinzimer  entered  into
               employment agreements with the Company and were granted stock options in connection therewith.

          (vii)The size of the Board of Directors of the Company was initially increased to four, Leon Lapidus resigned as a director of the Company, and Messrs. Lang and Weinzimer were appointed as directors thereof.

          (viii) Messrs. Lang and Weinzimer were appointed President and Executive Vice President of the Company. Messrs. Certilman and Haft, formerly President and Chairman of the Board, respectively, were appointed Chairman of the Board and Vice Chairman of the Board, respectively.

          (ix) The Company changed its name to DCAP Group, Inc.

         Concurrently with the closing of the DCAP Agreement, pursuant to a Subscription Agreement, dated as of October 2, 1998, as amended (the "Eagle Agreement"), the Company issued and sold to Eagle Insurance Company ("Eagle") 1,486,893 Common Shares for an aggregate purchase price of approximately $1,000,000, or $.67 per share (the "Eagle Issuance").

         Eagle is a New Jersey insurance company wholly-owned by The Robert Plan Corporation ("The Robert Plan"), an insurance holding company that is engaged in providing services to insurance companies. Pursuant to separate agency agreements between certain DCAP Companies and certain insurance company subsidiaries of The Robert Plan, such DCAP Companies have been appointed agents of the insurance companies with regard to the offering of automobile and other insurance products.

         Pursuant to the Eagle Agreement, at the closing of the DCAP Agreement, the size of the Board of Directors of the Company was increased further to five and Robert M. Wallach, Eagle's Vice President and the President, Chairman and Chief Executive Officer of The Robert Plan, was appointed as a member of the Board of Directors.

         Reference is made to Items 10 and 12 hereof for further information with regard to the DCAP Agreement and the Eagle Issuance.

(b)      Business of Issuer

         General

         The Company, through the DCAP Companies, is engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, with insurance underwriters on behalf of its customers. In addition, the DCAP Companies offer income tax return preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide services with regard to obtaining insurance premium financing from a third party, and intend to provide similar services with regard to personal and automobile loans. The DCAP Companies also intend to provide direct insurance premium financing services and mortgage brokerage services to their clients.

         The Company is compensated for its insurance-related services by commissions paid by insurance companies; the commission is usually a percentage of the premium paid by the insured. The Company does not engage in underwriting activities and therefore does not assume underwriting risks.

         There are 56 "DCAP" offices in the New York metropolitan area. Five are wholly-owned by the Company (each a "wholly-owned office"). Twenty-three are owned partially by the Company (directly or beneficially, generally ranging between 50% and 67%) and partially by other persons who generally operate the location (the "joint venture partner") (each a "joint venture office"). Twenty-eight are franchises (each a "franchise"), in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company.

         The Company, through IAH, also operates the International Airport Hotel in San Juan, Puerto Rico.

         DCAP Companies

         Insurance Brokerage

         Commissions and other amounts received in connection with the selling of automobile insurance policies, as well as other types of property and casualty insurance, represent approximately 95% of the revenues of the DCAP Companies. Initially, the DCAP Companies specialized in offering assigned-risk and nonstandard insurance policies. Assigned-risk and nonstandard policies are issued after an analysis of such factors as the driver's accident record, the kind of car being insured, the age and credit risk of the driver, where the insured lives, and other items. Over the last several years, the DCAP Companies have also been marketing and selling standard and preferred policies; commissions and other amounts received in connection with the issuance of standard and preferred policies now represents approximately 10% of their auto insurance revenues. Because DCAP has insurance underwriting relationships with several nationally known insurance carriers, including Chubb, Travelers, Progressive Casualty, General Accident, and The Robert Plan (see

"Eagle" in Item 12 hereof), the DCAP Companies, serving as either brokers or agents, can offer their customers many carrier and premium options.

         The DCAP Companies have established a presence in all five New York City boroughs, Westchester, Nassau and Suffolk Counties, New York and New Jersey (see "Locations"). Locations are selected to maximize the attraction of "walk-in" retail customers, i.e., customers without an established relationship with the DCAP Companies and who come to the store without an appointment. Such customers constitute the majority of the DCAP Companies' business.

         In addition to automobile insurance brokerage, the DCAP Companies offer property and casualty insurance for motorcycles and boats, life and mortgage insurance, commercial property insurance, and homeowner's insurance. The DCAP Companies also offer agency and brokerage services with regard to the obtaining of premium financing from a third party (see "Premium Financing" below), as well as personal and automobile loans, and intend to offer mortgage brokerage services.

         DCAP has obtained the right to receive calls placed to "1-800-insurance" in the states of New York, New Jersey, Connecticut and Pennsylvania (except for one area code in Pennsylvania) and "1- 888-insurance" nationwide as a means to increase its insurance brokerage business.

          Income Tax Return Preparation

         Income tax return preparation services have been provided by a small number of the DCAP Companies since 1997. The tax return preparation service allows the DCAP Companies to offer an additional service to the walk-in customers who comprise the bulk of their customer base, as well as to existing customers. DCAP has also obtained the right to receive calls placed to "1-800-income tax" and "1-888-income tax" nationwide as a means to increase its tax preparation business.

         The participating DCAP Companies gather information from filers and forward it to an unaffiliated third party, which processes the information, generates returns to be submitted to the Internal Revenue Service and other taxing authorities, manually or electronically files the returns and processes any refunds. DCAP uses a wholly-owned subsidiary as an intermediary between the various DCAP Companies and the third party processor. DCAP management believes that the provision of this service not only increases the revenues of the DCAP Companies, but also enhances their presence in the various markets that they serve and aids in customer retention. The Company expects that greater emphasis will be placed upon this business operation in the near future.

          Premium Financing

         Clients who purchase insurance policies are often unable to pay the premium in a lump sum, or make the required down payment, and, therefore, require financing. The DCAP Companies currently out source premium financing for their clients. Based upon the perceived need for premium financing, Payments, Inc., a wholly-owned subsidiary, was formed and became licensed by the New York State Banking Department as a premium finance agency. The Company intends to discontinue outsourcing premium financing needs and offer such service directly to its customers.

         It is anticipated by the Company that approximately $350,000 in capital will be utilized to initiate the planned premium finance business. An additional $2,500,000 in credit availability is being sought in connection therewith. Although no definitive commitments are in place, this credit availability is being sought from an institutional lender. The contemplated financing terms include a secured revolving credit facility in the amount of $2,500,000 and interest at a rate equal to 1.5% in excess of the prime rate. The contemplated financing is conditioned upon an initial capitalization of Payments, Inc. by the Company in the amount of $350,000. It is contemplated that $350,000 of the net proceeds of the contemplated private placement discussed in Item 6 hereof will be used for such purpose. No assurance can be given that such credit facility or other financing will become available, or that, if such alternative financing does become available, it will be on terms acceptable to the Company.

          Automobile Club

         As a complement to the automobile insurance operations, the DCAP Companies offer automobile club services for roadside emergencies. Memberships are offered by the DCAP Companies for such services, and arrangements are made with service stations and towing companies to fulfill service call requirements.

         Locations

         The following reflects the locations of the DCAP offices, the nature of the ownership (i.e., wholly-owned, joint venture or franchise) and the services currently being provided by the office:


Office Location                Nature of Ownership         Services Provided
---------------                -------------------         -----------------

New York State
--------------
 Nassau County
 -------------

1905 Hempstead Tpke.                                       Insurance Brokerage
East Meadow                    Joint Venture               Tax Preparation

17-19 West Sunrise Highway                                 Insurance Brokerage
Freeport                       Joint Venture               Tax Preparation

53 Forest Avenue
Glen Cove                      Franchise                   Insurance Brokerage

28 Main Street                                             Insurance Brokerage
Hempstead                      Wholly-owned                Tax Preparation

418 South Broadway                                         Insurance Brokerage
Hicksville                     Joint Venture               Tax Preparation

535 Burnside Avenue
Inwood                         Franchise                   Insurance Brokerage

8 West Park Avenue
Long Beach                     Franchise                   Insurance Brokerage

416 Hillside Avenue
New Hyde Park                  Franchise                   Insurance Brokerage

Office Location                Nature of Ownership         Services Provided
---------------                -------------------         -----------------

3789 Merrick Road                                          Insurance Brokerage
Seaford                        Joint Venture               Tax Preparation

290 W. Merrick Road
Valley Stream                  Franchise                   Insurance Brokerage

149 Post Avenue
Westbury                       Franchise                   Insurance Brokerage

 Suffolk County
 --------------

709 North Broadway                                         Insurance Brokerage
Amityville                     Joint Venture               Tax Preparation

779 Suffolk Avenue                                         Insurance Brokerage
Brentwood                      Joint Venture               Tax Preparation

809 Jericho Tpke                                           Insurance Brokerage
Huntington                     Joint Venture               Tax Preparation

2690 Rte. 112                                              Insurance Brokerage
Medford                        Joint Venture               Tax Preparation

1472 Deer Park Avenue
North Babylon                  Franchise                   Insurance Brokerage

1065 Old Country Road
Riverhead                      Franchise                   Insurance Brokerage

1116 Middle Country Road
Selden                         Franchise                   Insurance Brokerage

861 Montauk Highway
Shirley                        Franchise                   Insurance Brokerage

105 East Main Street
Smithtown                      Franchise                   Insurance Brokerage

 New York City
 -------------
  Queens
  ------

29-28 Hoyt Avenue South
Astoria                        Franchise                   Insurance Brokerage

43-04A Bell Blvd.                                          Insurance Brokerage
Bayside                        Joint Venture               Tax Preparation

159-03 Northern Blvd.                                      Insurance Brokerage
Flushing                       Joint Venture               Tax Preparation

176-69 Union Tpke.
Fresh Meadows                  Franchise                   Insurance Brokerage

89-13 37th Avenue                                          Insurance Brokerage
Jackson Heights                Joint Venture               Tax Preparation

167-10A Hillside Avenue                                    Insurance Brokerage
Jamaica                        Wholly-owned                Tax Preparation

120-01 Liberty Avenue                                      Insurance Brokerage
Richmond Hill                  Joint Venture               Tax Preparation

Office Location                Nature of Ownership         Services Provided
---------------                -------------------         -----------------


59-30 Myrtle Avenue                                        Insurance Brokerage
Ridgewood                      Joint Venture               Tax Preparation

86-56 Woodhaven Blvd.                                      Insurance Brokerage
Woodhaven                      Joint Venture               Tax Preparation

60-15 Woodside Avenue                                      Insurance Brokerage
Woodside                       Joint Venture               Tax Preparation

  Bronx
  -----

1980 East Tremont Avenue       Joint Venture               Insurance Brokerage
                                                           Tax Preparation

3434 Boston Road               Joint Venture               Insurance Brokerage
                                                           Tax Preparation

660 East Fordham Road          Franchise                   Insurance Brokerage

318B East 149th Street         Franchise                   Insurance Brokerage

1363 Jerome Avenue             Franchise                   Insurance Brokerage

  Brooklyn
  --------

2300 86th Street
Bensenhurst                    Franchise                   Insurance Brokerage

5110 16th Avenue
Borough Park                   Franchise                   Insurance Brokerage

2875 West 8th Street
Coney Island                   Franchise                   Insurance Brokerage

318A Utica Avenue
Crown Heights                  Franchise                   Insurance Brokerage

483 Hudson Avenue                                          Insurance Brokerage
Downtown Brooklyn              Wholly-owned                Tax Preparation

330 McGuiness Blvd.
Greenpoint                     Franchise                   Insurance Brokerage

4501 5th Avenue
Sunset Park                    Franchise                   Insurance Brokerage

  Staten Island
  -------------

2048 Victory Blvd.             Joint Venture               Insurance Brokerage
                                                           Tax Preparation

  Manhattan
  ---------

90 Worth Street                                            Insurance Brokerage
Downtown                       Joint Venture               Tax Preparation

667 Amsterdam Avenue                                       Insurance Brokerage
Uptown                         Joint Venture               Tax Preparation

62 9th Avenue
West Side                      Franchise                   Insurance Brokerage

790 11th Avenue
West Side                      Franchise                   Insurance Brokerage

203 Dyckman Street
Washington Heights             Franchise                   Insurance Brokerage

 Westchester County
 ------------------

295 Main Street
Mount Kisco                    Franchise                   Insurance Brokerage

680 Main Street
New Rochelle                   Franchise                   Insurance Brokerage

1045 Park Street                                           Insurance Brokerage
Peekskill                      Wholly-owned                Tax Preparation

728 Central Avenue
Scarsdale                      Franchise                   Insurance Brokerage

200 Hamilton Avenue                                        Insurance Brokerage
White Plains                   Wholly-owned                Tax Preparation

6KA Mall Walk                                              Insurance Brokerage
Yonkers                        Joint Venture               Tax Preparation

New Jersey
----------

119-131 Rte. 22 East                                       Insurance Brokerage
Greenbrook                     Joint Venture               Tax Preparation

109 Main Street                                            Insurance Brokerage
Hackensack                     Joint Venture               Tax Preparation


         Structure and Operations

         As indicated above, of the 56 "DCAP" offices, five are wholly-owned offices, 23 are joint venture offices and 28 are franchises. The joint venture offices and franchises consist of both "conversion" operations, i.e., where an existing insurance brokerage with an established business becomes a DCAP office, and "startup" operations, i.e., where an entrepreneur commences business operations as a DCAP office. The wholly-owned offices are managed by persons employed by the respective DCAP Company; each joint venture office is managed either by the joint venture partner or a person employed by the DCAP Company; and each franchise is managed by or under the supervision of the franchisee.

         To promote consistency and efficiency, all DCAP office managers (including a joint venture partner, if a manager) are trained by DCAP. The DCAP training program covers marketing and sales training, office and logistics training, and extensive computer training, including training with regard to the DCAP Management System described below.

         DCAP provides the administrative services and functions of a "central office" to the wholly-owned and joint venture offices. Among the services rendered to these storefront offices are sales training, bookkeeping and accounting, processing services and customer service functions provided primarily in connection with insurance policy brokerage. DCAP has approximately 25 employees engaged in the provision of "central office" services. Franchises operate without the assistance of DCAP's "central office" functions.

         The DCAP staff also provides to all stores management support services that include assistance with regard to the hiring of employees and the writing of local advertising, and advice concerning appropriate potential carriers for particular customers. DCAP also manages the cooperative advertising program in which all of the DCAP offices participate.

         In addition to the above services, DCAP provides to all DCAP offices a direct business relationship with nationally-known and local insurance carriers that would otherwise be beyond the reach of small, privately-owned retail insurance operations. As a result, an individual DCAP office can offer policy and premium options to its customers that other local insurance brokerages cannot. This direct relationship is enhanced by a software system, known as the DCAP Management System ("DMS"), that provides a direct link to certain carrier databases. DMS enables each DCAP office to access policy coverage and cost information, application requirements, and other kinds of information. It also enables the DCAP offices' brokers to search various databases to obtain pertinent information about potential customers.

         Strategy

         The Company seeks to achieve an increase in market share through a three-pronged strategy of (i) increasing name recognition, (ii) expanding and diversifying the products and services offered by the DCAP offices, and (iii) utilizing toll-free telephone numbers.

         Increased name recognition will be pursued through the establishment of additional DCAP storefront sites (both conversion and start-up types), combined with increased marketing activities such as a proposed consumer education newsletter. In addition, the cooperative advertising program will continue to use the aggregated buying power of the DCAP offices to advertise in various editions of directories, in automobile sales and other publications and on the radio.

         The second strategy, expanding and diversifying the products and services offered, will capitalize on the nature of the typical DCAP customer. It is contemplated that such person, the "walk-in" customer, will be offered not only a variety of automobile insurance products, but, as noted above, additional types of insurance currently offered, including life, mortgage, commercial property and homeowner's insurance, other brokerage services with regard to personal and automobile loans, and other services, including an income tax return processing program, a premium financing service and a mortgage brokerage service.

         The final strategy, utilizing toll-free telephone numbers, has been recently instituted. Telephone calls received are routed to the DCAP office nearest the call (based on the zip code of the caller) for handling. DCAP is promoting "1-800-insurance" and "1-800-income tax" in its current markets and intends to utilize such numbers, as well as "1-888-insurance" and "1-888-income tax," in the future as its market expands.

         International Airport Hotel

         General

         The Company, through IAH, operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). The Hotel is located on the site of the San Juan International Airport (the "Airport") and occupies the third and fifth floors of the main terminal building. In addition to its 57 guest rooms, the Hotel has a lobby area. The Hotel caters generally to commercial and tourist travelers in transit; it is marketed through brochures, local advertising and in-airport advertising. IAH also operates a video game room on the terminal level of the Airport. The operations of the Hotel are highly seasonal, with a disproportionate share of its revenues generated during the first several months of the calendar year. Approximately 11% of the total room sales for the Hotel for 1998 were attributable to one customer, American Airlines. During 1998, the Hotel's average occupancy rate was approximately 61%. From 1994 to 1997, the average occupancy rate was approximately 60%. The Hotel's average room rate during 1998 was approximately $73.

         The Hotel is the only hotel actually located on the site of the Airport. As such, it has little direct competition for the tourist trade or commercial travelers seeking only sleeping accommodations at the Airport. The Puerto Rico Ports Authority (the "Ports Authority"), the owner of the Airport, had authorized the construction of an additional hotel in the parking lot of the Airport; however, the Ports Authority has advised IAH that it has abandoned that plan and instead has determined to upgrade and expand the Hotel. No assurance can be given, however, that an additional hotel or hotels will not be developed at the site of, or near, the Airport, in which case IAH could encounter significant competition with respect to the operations of the Hotel.

         Dispute with Ports Authority

         On July 22, 1988, IAH entered into a lease agreement with the Ports Authority pursuant to which the Ports Authority granted IAH a lease to operate the Hotel for five years until June 30, 1993, plus, at the option of IAH, an additional five year term to end June 30, 1998 (subject to agreement as to the rental amount payable, which the parties agreed to negotiate in good faith).

         In 1992, in accordance with the lease agreement, IAH exercised its right for a five year extension of its lease. At the time, the Ports Authority was uncertain as to whether it wished to build a new hotel in the parking lot of the Airport or upgrade the Hotel and, therefore, requested that IAH accept a 30 month extension of the then existing term. IAH agreed to a 30 month extension and signed a supplemental lease agreement with the Ports Authority in May 1992 extending the lease term to December 31, 1995. IAH is of the belief that, pursuant to the supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000.

         In July 1993, the Assistant Director of Operations of the Ports Authority forwarded to IAH a letter containing the terms of a proposed ten year lease extension (the "Proposed Extension Letter") which IAH approved, signed and returned to the Ports Authority. Although the Proposed Extension Letter does not make the Ports Authority's approval conditional upon the approval of its Board of Directors, the Ports Authority has taken such position and, since Board of Directors approval was not obtained, the Ports Authority contends that the extension is not in effect. IAH is of the belief that a ten year agreement has been entered into between IAH and the Ports Authority pursuant to the Proposed Extension Letter or that, alternatively, it exercised its right to extend the term of the lease to December 31, 2000.

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

         Employees

         The Company and its subsidiaries employ approximately 115 persons, none of whom are represented by a collective bargaining organization. The Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The executive offices of the Company are located at 90 Merrick Avenue, East Meadow, New York where approximately 200 square feet of space are occupied on a month-to-month basis at a monthly rental of $500.

         DCAP's executive offices are located at 2545 Hempstead Turnpike, East Meadow, New York. The 29 wholly-owned or joint venture "DCAP" offices (including DCAP's executive offices) are operated pursuant to leases that expire from time to time through 2006 and provide for an aggregate base rental of approximately $775,000 per annum.

         The Hotel is leased by IAH from the Ports Authority. The annual rental obligation for the Hotel equals the greater of $169,400 or 20% of annual gross revenues, as defined. Total rent expense under the lease amounted to $184,634 for 1998 as compared to $181,178 for 1997. See "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof.

         Reference is made to "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof for a discussion of certain pending litigation with regard to IAH's lease rights in the Hotel.

ITEM 3.  LEGAL PROCEEDINGS

         In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank ("Regent") against DCAP and Payments, Inc. alleging that DCAP and Payments, Inc. breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP, Payments, Inc. and affiliated agencies. Subsequently, Regent amended its pleading to add Kevin Lang and Abraham Weinzimer, DCAP's principals, as defendants. Regent claims that the defendants are liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claims damages in excess of $800,000. DCAP and Payments, Inc. have interposed several affirmative defenses and have asserted counterclaims against Regent for breach of contract and fraud. DCAP and Payments, Inc. seek damages of $40,000. The court is currently considering motions for summary judgment. DCAP believes that it has meritorious defenses to Regent's claims and intends to continue to defend and pursue its counterclaim vigorously. In March 1997, DCAP, Payments, Inc. and their affiliated agencies brought a separate action against, among others, Regent in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000. Such action has been stayed pending the resolution of the Pennsylvania action.

         Reference is made to "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof for a discussion of a certain action brought with respect to the term of the Hotel lease.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)      Market Information

         The Company's Common Shares are traded on the NASD OTC Electronic Bulletin Board (the "Bulletin Board") under the symbol "DCAP". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Shares as reported by the Bulletin Board:

1998 Calendar Year                  High       Low

First Quarter                    $    3/4    $11/16
Second Quarter                       13/16     9/16
Third Quarter                      1-13/16     5/8
Fourth Quarter                      2-3/8      3/4

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

(b)      Holders

         As of March 15, 1999, there were approximately 3,000 record holders of the Company's Common Shares.

(c)      Dividends

         Holders of the Company's Common Shares are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has not declared or paid any dividends in the past and does not currently anticipate declaring or paying any dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition and capital requirements, and general business conditions and other factors. Therefore, there can be no assurance that dividends will ever be paid.

 (d)     Recent Sales of Unregistered Securities

         Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Results of Operations:

         In 1998, the Company had total revenues of $1,031,033 and a net loss of $111,581 as compared to revenues of $996,618 and a net loss of $143,992 for 1997.

         Room rental and other departmental revenue for the Hotel increased by $13,278 (1.4%) during 1998. The net profit for the Hotel, on a "stand-alone" basis, was $116,379 in 1998 as compared to $96,876 in 1997.

         Interest income increased by $21,137 from 1997 to 1998 as a result of loans made to DCAP in 1997 and 1998 in the aggregate amount of $782,000 which bore interest at the rate of 10% per annum. See Item 1(a) hereof.

         In 1998, the Company incurred costs and expenses of $1,138,284 as compared to $1,136,616 in 1997, representing an increase of $1,668. The increase was attributable primarily to an increase in bad debt and departmental costs and expenses and was offset by a decrease in corporate and sundry, administrative and general, and depreciation and amortization costs and expenses.

         Reference is made to Item 1(a) hereof for a discussion regarding the acquisition of DCAP and related entities. Reference is also made to "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof for a discussion of a certain litigation with the Ports Authority with regard to the Hotel.

Liquidity and Capital Resources:

         As of December 31, 1998, the Company had $353,431 in cash and cash equivalents as compared to $1,040,389 in 1997, representing a decrease of $686,958. Such decrease was primarily the result of the loans in the aggregate amount of $457,000 made during 1998 to DCAP as discussed under Item 1(a) hereof.

         As of December 31, 1998, the Company had a working capital surplus of $1,064,590. Such working capital surplus included a note receivable (including accrued interest) of $846,362 from DCAP (now a wholly-owned subsidiary of the Company) which would be eliminated in consolidation. As of December 31, 1997, the Company had a working capital surplus of $1,150,732. As of December 31, 1998, the Company had no material commitments for capital expenditures.

         The Company is seeking to obtain a line of credit in the amount of $250,000 for working capital purposes. No assurances can be given that such line of credit will be obtained.

         Reference is also made to Item 1(b) hereof for a discussion of certain litigation with the Ports Authority with regard to the Hotel.

Subsequent Events:

         As discussed in Item 1(a) hereof, on February 25, 1999, the Company acquired all the outstanding stock of DCAP as well as interests in related entities. In connection with the DCAP Acquisition, Messrs. Certilman and Haft and their affiliates purchased Common Shares of the Company for an aggregate purchase price of $113,000, and the Company loaned to Messrs. Lang and Weinzimer an aggregate of $225,000 in connection with their purchase of Common Shares of the Company from a third party. In addition, concurrently with the closing of the DCAP Agreement, Eagle purchased Common Shares of the Company for a purchase price of approximately $1,000,000.

         As of September 30, 1998, the combined stockholders' deficit of the DCAP Companies (unaudited) was $1,444,246. In addition, on a preliminary unaudited basis, during the year ended December 31, 1998, the DCAP Companies had a loss before provision for income taxes and minority interest of approximately $1,400,000. During the nine months ended September 30, 1998 (unaudited), such loss was $554,181. Based upon the foregoing, the Company requires additional financing to meet its cash flow needs.

         In January 1999, the Company entered into a letter of intent with respect to a private placement of its equity securities. The Company intends to offer, through a placement agent, up to 40 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or an aggregate offering of up to $2,000,000). The proceeds of the maximum offering are intended to be used for advertising, DCAP's premium finance operations (see Item 1(b) hereof), computer upgrades and working capital purposes. No assurances can be given that the offering will be consummated.

         The securities offered in the private placement will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. The letter of intent provides for the grant of certain registration rights to the purchasers of the offered securities.

Year 2000:

         DCAP Companies

         The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the programs of the DCAP Companies that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. DCAP has implemented a Y2K compliance program designed to ensure that its computer systems, applications and embedded operating systems will function properly beyond 1999. DCAP believes that all of its "mission critical" systems have been identified, and will be brought into compliance in a timely fashion.

         There are only two information technology ("IT") systems that require Y2K analysis. One of these is in DCAP's headquarters and is already Y2K compliant. The second is the storefront point of sale system, to which each DCAP store is connected; currently, this system is not compliant. DCAP believes that this second IT system will be fully compliant by the end of the third quarter of 1999.

         The remediation of the storefront computer system will be accomplished by the installation of an entirely new system of leased computers The lease agreement obligates DCAP to make payments totaling $92,000. It is anticipated that this cost will be expensed as incurred and funded through cash from operations. The programs that have been installed in these computers have been tested by an independent third party with whom DCAP has had a maintenance contract for the past four years. The testing of the storefront computer system, which occurred prior to installation, has been completed. Other than the testing of the new storefront computer system, DCAP does not anticipate any independent verification of its Y2K readiness.

         The only material non-IT system which might be impacted by the Y2K problem is DCAP's telephone system. DCAP has been assured by the manufacturer of the system that it has addressed its Y2K problems, and that it is prepared to upgrade the DCAP phone system, at a cost of $5,000, in order to make the system Y2K compliant. DCAP management has not yet determined whether to upgrade its phone system through an agreement with the manufacturer, or otherwise, but it anticipates that this single non-IT Y2K issue will be fully remediated by the end of the second quarter of 1999. An inventory and assessment of other potential non-IT systems, which could have an impact on the business, operations, and financial position of the DCAP Companies, has been completed by the management of DCAP. It was determined that no other non-IT systems will pose any Y2K problem.

         DCAP's executive management has been contacted by all of the major insurance carriers with which it does a significant amount of business. Most of these major carriers, such as Chubb and Travelers, have notified DCAP that their Y2K compliance programs are at or near completion, and DCAP therefore anticipates no Y2K problems with these parties. The object of the contacts by these companies was to ensure that DCAP itself would be Y2K compliant, in order to ensure the orderly continuation of business with them. DCAP anticipates receiving similar communications from all of the major carriers with which it deals by the end of the third quarter of 1999. However, neither the Company nor the management of DCAP can assure that the systems of these insurance carriers, upon which the business of the DCAP Companies depends, will be Y2K compliant on a timely basis. DCAP is developing contingency plans designed to enable it to continue its operations in the event of the loss of business from one or more of these carriers or due to other third party failures.

         DCAP's management intends to develop a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan will involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the second quarter of 1999.

         Hotel Operations

         The Company's wholly-owned subsidiary, IAH, Inc. ("IAH"), operates the International Airport Hotel (the "Hotel") at San Juan International Airport, Puerto Rico. IAH does not have any IT systems. Of the non-IT systems that comprise part of the Hotel's operations, the switchboard is the only such system that contains imbedded technology not Y2K - compliant. The Hotel has a plan in place, which is designed to avoid any Y2K difficulties, both before and after January 1, 2000. The plan consists primarily of a series of physical and practical alterations in the Hotel's switchboard procedures, and does not involve any replacement of equipment or any significant effort or cost. All other non-IT systems are operated manually.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

         The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

         There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1998.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT
---------------------------------------------------------------

Executive Officers and Directors

         The names and ages of, and the positions held by, the executive officers and directors of the Company are set forth below.

            Name                      Age              Position Held
            ----                      ---              -------------

          Morton L. Certilman          67             Chairman of the Board
                                                      and Director

          Jay M. Haft                  63             Vice Chairman of the Board
                                                      and Director

          Kevin Lang                   40             President and Director

          Abraham Weinzimer            41             Executive Vice President
                                                      and Director

          Robert M. Wallach            46             Director

          Brian K. Ziegler             44             Secretary


         Morton L. Certilman

         Mr. Certilman was elected Chairman of the Board of the Company in February 1999 concurrently with the closing of the DCAP Acquisition. Prior thereto and from October 1989, he served as the Company's President. He has also served as a director of the Company since October 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council, and is a director of the Long Island Association, the New Long Island Partnership and the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center.

Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

         Jay M. Haft

         Mr. Haft was elected Vice Chairman of the Board of the Company in February 1999 concurrently with the closing of the DCAP Acquisition. Prior thereto and from October 1989, he served as the Company's Chairman of the Board. He has also served as a director of the Company since October 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft. From 1989 to 1994, he was a senior corporate partner of such firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. He is also a director of numerous public and private corporations, including  Robotic  Vision  Systems,  Inc.,  NCT  Group,  Inc.,  Encore  Medical
Corporation, PC Service Source, Inc., DUSA Pharmaceuticals, Inc., Oryx Technology Corp., and Thrift Management, Inc, all of whose securities are traded in the over-the-counter market, and serves as Chairman of the Board of NCT Group, Inc. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, and a national trustee and Treasurer of the Miami Ballet. Mr. Haft received B.A. and LL.B. degrees from Yale University.

         Kevin Lang

         Mr. Lang was elected President and a director of the Company in February 1999 concurrently with the closing of the DCAP Acquisition. He has served as President of DCAP since its inception in 1982. Mr. Lang also serves as an officer and director of each of the other DCAP Companies.

         Abraham Weinzimer

         Mr. Weinzimer was elected Executive Vice President and a director of the Company in February 1999 concurrently with the closing of the DCAP
Acquisition. He has served as Vice President of DCAP since its inception in 1982. Mr. Weinzimer also serves as an officer and director of each of the other DCAP Companies.

         Robert M. Wallach

         Mr. Wallach was elected a director of the Company in February 1999 concurrently with the Eagle Issuance. He has served since 1993 as President, Chairman and Chief Executive Officer of

The Robert Plan Corporation ("The Robert Plan"), an insurance company holding company that is engaged in providing services to insurance companies.

         Brian K. Ziegler

         Mr. Ziegler has served as Secretary of the Company since 1991. He also served as Treasurer of the Company from 1991 to February 1999. He has been engaged in the practice of law since 1979 and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Ziegler received a B.S. degree, cum laude, from the Wharton School of the University of Pennsylvania, and a J.D. degree and an LL.M. degree in Taxation from the University of Miami School of Law.

         Mr. Ziegler is Mr. Certilman's son-in-law. There are no other family relationships among any of the Company's executive officers and directors.

         Each director will hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

         Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, based solely on a review of written representations that no reports were required during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(a)      Summary Compensation Table

         The following table sets forth certain information concerning the compensation of Mr. Certilman for the fiscal years ended December 31, 1998, 1997 and 1996. No other executive officer of the Company as of December 31, 1998 had a total salary and bonus for the year then ended in excess of $100,000.

---------------------------------------------------------------------------
                                         Annual
                                      Compensation
---------------------------------------------------------------------------
      Name and Principal                                 All Other
           Position         Year         Salary        Compensation
---------------------------------------------------------------------------
Morton L. Certilman         1998        $150,000           -0-*
  President
                           ------------------------------------------------
                            1997        $150,000           -0-*
                           ------------------------------------------------
                            1996        $101,250           -0-*
---------------------------------------------------------------------------

* Excludes fees payable during 1996, 1997 and 1998 by the Company to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member. See Item 12 hereof.

(b)      Option Grants

         No grants of stock options were made to Mr. Certilman during the fiscal year ended December 31, 1998.

         At the closing of the DCAP Acquisition, Messrs. Certilman, Haft, Lang and Weinzimer were granted stock options by the Company. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements - Stock Options."

(c)      Aggregated Option Exercises and Fiscal Year-End Option Value

         Mr. Certilman did not exercise any options during the year ended December 31, 1998 and held no options as of such date.

(d)      Long-Term Incentive Plan Awards

         No awards were made to Mr. Certilman during the fiscal year ended December 31, 1998 under any long-term incentive plan.

(e)      Compensation of Directors

         Directors of the Company are not entitled to receive any compensation for their services as such.

(f) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

         At the closing of the DCAP Acquisition, the Company entered into employment agreements with Messrs. Certilman, Haft, Lang and Weinzimer (collectively, the "Employment Agreements") pursuant to which Mr. Certilman is employed as the Company's Chairman of the Board, Mr. Haft as its Vice Chairman, Mr. Lang as its President and Mr. Weinzimer as its Executive Vice President.

         General

         The Employment Agreements entered into by Messrs. Certilman, Haft, Lang and Weinzimer are identical in all respects, except as discussed below under "Special Provisions for Lang and Weinzimer."

         Term

         The term of each Employment Agreement is five years commencing February 25, 1999 (the "Initial Term"), with an automatic three year renewal term (the "Extended Term") unless, at least 90 days prior to the expiration of the Initial Term, the Company, by vote of 75% of all of the members of its Board of Directors (including, for purposes of determining the number of members of the Board, the particular employee, if a member) (as provided for in the Company's By-Laws) notifies the employee of its desire not to extend the term of the Employment Agreement. In the event the Company makes such election, the employee generally shall be entitled to receive, as termination payments, his then annual base salary for a period of two additional years (the "Severance Amount"). See "DCAP Agreement - Agreement as to Voting" in Item 12 hereof with regard to a By-Law provision that requires a unanimous vote of the members of the Board under certain circumstances.

         Devotion of Time

         During the term of the Employment Agreement, Messrs. Lang and Weinzimer are required to expend all of their working time for the Company. Messrs. Certilman and Haft are to perform such part-time services as are reasonably necessary for them to fulfill their responsibilities as Chairman and Vice Chairman, respectively.

         Salary

         During the employment period, Messrs. Lang and Weinzimer each will be entitled to receive a salary of $250,000 per annum, while Messrs. Certilman and Haft are to receive annual salaries of $125,000 and $22,500, respectively. Each employee will also be entitled to such additional compensation as may be determined by the Board of Directors of the Company in its sole discretion.

         Termination

         Pursuant to the terms of the Employment Agreements, an employee's employment terminates automatically on his death and, at the Company's option, if the employee becomes disabled. In addition, an employee's employment may be terminated at any time for "cause." Pursuant to the terms of the Employment Agreements and the Company's By-Laws, the Company may terminate an employee's employment based upon a claim of "cause" only if a majority of all of the members of its Board of Directors (including, for purposes of determining the number of members of the Board, the particular employee, if a member) shall have approved the action. As provided for in the Employment Agreements and the Company's By-Laws, if the Company desires to terminate an employee's employment not based upon a claim of "cause," then 75% of all of the members of the Board of Directors (including, for purposes of determining the number of members, the particular employee, if a member) must approve the action. See "DCAP Agreement - Agreement as to Voting" in Item 12 hereof with regard to a By-Law provision that requires a unanimous vote of the members of the Board under certain circumstances.

         In the event of termination of an employee's employment without "cause," the employee will be entitled to receive, as liquidated damages, an amount equal to all compensation that he would have been entitled to receive for the remainder of the term, including the Extended Term, as if his employment had not terminated; however, if the termination notice is given (i) prior to 90 days before the expiration of the Initial Term, or (ii) subsequent to such time, but after the date the Company has given timely notice of its desire not to extend the Initial Term, the terminated employee shall be entitled to receive the Severance Amount. The terminated employee is not required to seek other employment after termination of his employment without "cause;" however, any amounts paid or payable to the terminated employee from other employment or other services will reduce, dollar for dollar, the amounts otherwise payable to him pursuant to his Employment Agreement.

         Restrictive Covenants

         For a period of two years after the expiration or termination of the Employment Agreement, without the prior written consent of the Company, the terminated employee is restricted, within a radius of five miles of any office or franchise of the Company, from, among other things, directly or indirectly, engaging or participating in a business which is similar to or competitive with the business activities of the Company. The restrictive covenants, however, do not apply if the Employment Agreement is terminated based on a disability of the employee and will cease to apply if:

                  (i) the Company defaults in any obligation to pay any post-termination amounts that are payable pursuant to the provisions of the Employment Agreement and such default continues for a period of 20 days following receipt by the Company of written notice thereof; or

                  (ii) if all of the following conditions exist: (a) the term of the Employment Agreement is extended for the Extended Term; (b) prior to the expiration of the Extended Term, the employee is not offered a further two-year extension, with the same base annual salary and substantially the same terms as provided for in the Employment Agreement; (c) the employee's employment is not terminated for "cause" during the Extended Term and he does not voluntarily terminate his employment; and (d) the employee's employment ends on the last day of the Extended Term.


         Stock Options

         At the closing of the DCAP Acquisition, each of Messrs. Certilman and Haft was granted options to purchase up to 225,000 Common Shares of the Company and each of Messrs. Lang and Weinzimer was granted options to purchase up to 200,000 Common Shares of the Company. Such options were granted upon the following terms:

                  (i) the exercise price of such options was $2.69 per share (110% of the fair market value of the Common Shares on the date of the grant);

                  (ii) the options will expire five years from the date of grant; and

                  (iii) the options will vest to the extent of one-half thereof on the first anniversary of the date of grant and one-half on the second anniversary.

         Special Provisions for Lang and Weinzimer

              Loans

         For each of the twelve-month periods of the Initial Term, the Company will be obligated, upon the written request of each of Messrs. Lang and Weinzimer, to lend to him up to $20,000. The right of Messrs. Lang and Weinzimer to obtain such $20,000 annual loan is assignable by each to the other. Each such loan is to be evidenced by a promissory note in the principal amount of the loan and is to provide for, among other things, the following:

                  (i) interest at the prime rate (as published in the Wall Street Journal); and

                  (ii) payment of principal and interest in four equal annual installments, commencing one year from the date of each loan (but in no event after the seventh anniversary of the closing of the DCAP Acquisition), subject to acceleration to the extent that the borrower receives any proceeds from the sale or other disposition of any Common Shares (see "DCAP Agreement Sale of Company Shares" in Item 12 hereof).

         The repayment of all amounts due under each such note is to be secured by the pledge by the borrower, pursuant to a pledge agreement, of five Common Shares of the Company for each one dollar loaned.

              Bonus

         In the event that the Company's Pre-Tax Net Income (as such term is defined in the Employment Agreements) for any fiscal year of the Employment Agreement of Mr. Lang or Mr. Weinzimer (but commencing only with the fiscal year ending December 31, 2000 and continuing only through the fiscal year ending December 31, 2005) is at least $100,000, he will be entitled to receive a bonus in the amount of $37,500 for each such year. No bonus will be payable for a particular fiscal year if no amounts are then payable by Mr. Lang or Mr. Weinzimer to the Company pursuant to his Additional Shares Note (as described under "DCAP Agreement - Acquisition of Common Shares" in Item 12 hereof). Furthermore, the amount of any bonus payable may never exceed the amount payable by Mr. Lang or Mr. Weinzimer pursuant to his Additional Shares Note, and the Company will be entitled to offset against any such bonus any amount so payable.

              Automobile Allowance

         Each of Messrs. Lang and Weinzimer is entitled to the use of a Company-leased automobile during the employment period for business purposes. The Company's lease obligation is not to exceed $1,200 per month per automobile. In addition, the Company is responsible for all insurance premiums with respect to the automobile (not to exceed $3,000 per year per automobile) as well as all expenses for gasoline, maintenance and repairs.

              Disability Insurance Policy

         Pursuant to the Employment Agreements, the Company is obligated to obtain a disability insurance policy on behalf of each of Messrs. Lang and Weinzimer and maintain such policy in effect during the employment period. The maximum amount of premiums for each policy is to be $6,500 per annum.

1998 Stock Option Plan

         In November 1998, the Company's Board of Directors adopted, and in February 1999 the stockholders of the Company approved, the Company's 1998 Stock Option Plan (the "1998 Plan"). Pursuant to the 1998 Plan, the Company has reserved for issuance 2,000,000 Common Shares.

         The 1998 Plan provides for the grant of options intended to qualify as "incentive stock options" ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options that are not intended to so qualify ("Nonstatutory Stock Options").

         The 1998 Plan is presently administered by the Board of Directors of the Company, which selects the eligible persons to whom options shall be granted, determines the number of Common Shares subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the 1998 Plan and, subject to certain limitations, may amend the 1998 Plan. Each option granted under the 1998 Plan is evidenced by a written agreement between the Company and the optionee.

         ISOs may be granted to all employees (including officers) of the Company or any subsidiary of the Company. Nonstatutory Stock Options may be granted to all such employees as well as non-employee directors of, and certain consultants and advisors to, the Company or subsidiary thereof.

         The per share exercise price for ISOs granted under the 1998 Plan may not be less than the per share fair market value of the Common Shares on the date the option is granted, except that the per share exercise price of ISOs granted to 10% stockholders of the Company may not be less than 110% of such fair market value. The exercise price for Nonstatutory Stock Options is determined by the Board of Directors. ISOs granted under the 1998 Plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of Nonstatutory Stock Options is determined by the Board of Directors. Options granted under the 1998 Plan are not transferable, except by will and the laws of descent and distribution. The total number of ISOs that may be granted to any individual person in any calendar year is limited; however, there is no limit as to Nonstatutory Stock Options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information as of February 28, 1999 with respect to the beneficial ownership of the outstanding Common Shares of the Company by (i) each holder of more than 5% of the outstanding Common Shares; (ii) each of the Company's directors; and (iii) the directors and executive officers of the Company as a group.


                                         Number of
  Name and Address                     Common Shares
         of                            Beneficially             Approximate
  Beneficial Owner                        Owned            Percentage of Class
  ----------------                        -----            -------------------

Kevin Lang                            2,575,000(1)(2)              21.9%
  2545 Hempstead Turnpike                   (3)
  East Meadow, New York

Abraham Weinzimer                     2,575,000(1)(2)              21.9%
  2545 Hempstead Turnpike                   (3)
  East Meadow, New York

Jay M. Haft                           1,563,893(2)(3)              13.3%
  1001 Brickell Bay Drive                   (4)
  Miami, Florida

                                         Number of
  Name and Address                     Common Shares
         of                            Beneficially             Approximate
  Beneficial Owner                        Owned            Percentage of Class
  ----------------                        -----            -------------------

Eagle Insurance Company                1,486,893(5)                12.6%
  c/o The Robert Plan
      Corporation
  999 Stewart Avenue
  Bethpage, New York

Morton L. Certilman                   1,470,393(2)(3)              12.5%
  The Financial Center                      (6)
      at Mitchel Field
  90 Merrick Avenue
  East Meadow, New York

Robert M. Wallach                         -0- (7)                    -
  c/o The Robert Plan
      Corporation
  999 Stewart Avenue
  Bethpage, New York

All executive officers                9,751,179(1)(2)              82.8%
and directors as a group                   (3)(4)
(6 persons)                                (5)(6)
                                           (7)(8)

---------

(1) Of the shares beneficially owned by each of Messrs. Lang and Weinzimer, 1,020,000 shares are pledged to the Company as security for the payment of certain promissory notes. See "DCAP Agreement - Acquisition of Common Shares" in Item 12 hereof.

(2) Reference is made to "DCAP Agreement - Agreement as to Voting" in Item 12 hereof for a discussion of a certain agreement as to voting among Messrs. Lang, Weinzimer, Certilman and Haft.

(3) Messrs. Lang, Weinzimer, Certilman and Haft have filed a Schedule 13D under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their respective equity interests in the Company. In view of the voting agreement referenced in footnote (2) hereof, Messrs. Lang, Weinzimer, Certilman and Haft may be deemed a group. Accordingly, the group of Messrs. Lang, Weinzimer, Certilman and Haft beneficially owns 8,217,286 Common Shares. Such amount represents approximately 69.8% of the outstanding Common Shares of the Company. However, each of Messrs. Lang, Weinzimer,

     Certilman and Haft independently makes his own decisions with respect to the acquisition and disposition of the Common Shares directly owned by him, as well as with respect to the voting of Common Shares on matters not covered by the voting agreement, and neither Mr. Lang, Mr. Weinzimer, Mr. Certilman nor Mr. Haft has any economic interest in the Common Shares directly owned by any of the others.

(4)  Includes  15,380  shares held in a retirement  trust for the benefit of Mr.
     Haft.

(5)  Eagle is a  wholly-owned  subsidiary of The Robert Plan.  See "Eagle" under
     Item 12 hereof.

(6) Includes 902,452 shares held in a retirement trust for the benefit of Mr. Certilman.

(7) Excludes shares owned by Eagle, of which Mr. Wallach, a director of the Company, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(8) Includes 5,000 shares held in a retirement trust for the benefit of an executive officer and 37,500 shares held by such executive officer's wife. Such executive officer disclaims beneficial ownership of the shares owned by his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DCAP Agreement

         On February 25, 1999, pursuant to the terms of an Agreement dated as of May 8, 1998 among the Company and Messrs. Lang, Weinzimer, Certilman and Haft, as amended (the "DCAP Agreement"), the Company acquired the DCAP Shares. The following is a summary of the material terms of the DCAP Agreement.

         Acquisition of Common Shares

         Pursuant to the DCAP Agreement, the Company acquired the DCAP Shares. At the closing of the DCAP Acquisition, the following Common Shares of the Company were issued:

                  (i) 3,300,000 Common Shares to Messrs. Lang and Weinzimer (1,650,000 Common Shares to each) (the "Acquisition Shares") in consideration for the transfer of the DCAP Shares;

                  (ii) 950,000 Common Shares to Messrs. Lang and Weinzimer (475,000 Common Shares to each) (the "950,000 Additional Shares") at a purchase price of $.25 per share (an aggregate of $237,500), paid as follows:

                           (a) an amount in cash equal to the par value of the 950,000 Additional Shares (an aggregate of $9,500); and

                           (b) the balance by the delivery by each of Messrs. Lang and Weinzimer of a promissory note in the principal amount of $114,000 (an
                                    aggregate  of $228,000)  (collectively,  the
                                    "Additional  Shares Notes").  The Additional
                                    Shares  Notes   provide  for,   among  other
                                    things, the following:

                                    (I)     interest at the rate of 6% per
                                            annum; and

                                    (II)    payment of principal and interest in
                                            six   equal   annual    installments
                                            commencing   April   15,   2001  and
                                            continuing  through  April 15, 2006,
                                            subject  to   acceleration   to  the
                                            extent   that   Mr.   Lang   or  Mr.
                                            Weinzimer receives any proceeds from
                                            the sale or other disposition of any
                                            Common  Shares (see "Sale of Company
                                            Shares"); and

                  (iii) 452,000 Common Shares to Messrs. Certilman, Haft and Ziegler or their designees (208,500 Common Shares to each of Messrs. Certilman and Haft or his retirement trust and an aggregate of 35,000 Common Shares to Mr. Ziegler and his wife) (the "Company Management Additional Shares") at a purchase price of $.25 per share (an aggregate of $113,000), paid in cash.

         At the closing of the DCAP Agreement, each of Messrs. Haft, Lang and Weinzimer and Mr. Certilman's retirement trust also purchased 450,000 Common Shares of the Company (1,800,000 Common Shares in the aggregate) (the "Sterling Foster Shares"), beneficially owned by Sterling Foster Holding Corp. ("Sterling Foster") and held by Mr. Certilman as voting trustee pursuant to a Voting Trust Agreement with Sterling Foster, at a purchase price of $.25 per share. Mr. Certilman did not receive any portion of such purchase price. Upon such purchase, the Voting Trust Agreement was terminated.

         Pursuant to the DCAP Agreement, at the closing, the Company loaned $112,500 to each of Messrs. Lang and Weinzimer (an aggregate of $225,000) (the "Closing Loans"). The proceeds of the Closing Loans were used by Messrs. Lang and Weinzimer solely for the purpose of purchasing their Sterling Foster Shares. Each of the Closing Loans is evidenced by a promissory note (the "Closing Loan Notes") that provides for, among other things, the following:

                  (i)      interest at the rate of 6% per annum;

                  (ii) payment of principal and interest in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006, subject to acceleration to the extent that Mr. Lang or Mr. Weinzimer receives any proceeds from the sale or other disposition of any Common Shares (see "Sale of Company Shares");

                  (iii) non-recourse against Messrs. Lang and Weinzimer, i.e., Messrs. Lang and Weinzimer will not be personally liable for the payment of the Closing Loan Notes; instead, in the event of a default, the Company's sole remedy will be pursuant to a pledge by Messrs. Lang and Weinzimer of their Sterling Foster Shares, as discussed below; and

                  (iv) the right of each of Messrs. Lang and Weinzimer to satisfy the amounts due under his respective Closing Loan Note by delivering Common Shares of the Company valued at the greater of (A) $.25 per share or (B) the average market price of the Company's Common Shares for the 20 trading days immediately preceding the date of delivery of the shares.

         The payment of all amounts due under the Additional Shares Notes is secured by a pledge by each of Messrs. Lang and Weinzimer to the Company of 570,000 Common Shares of the Company pursuant to pledge agreements that were entered into at the closing of the DCAP Agreement. The payment of all amounts due under the Closing Loan Notes is secured by a pledge by each of Messrs. Lang and Weinzimer to the Company of the Sterling Foster Shares acquired by him, pursuant to pledge agreements that were entered into at the closing of the DCAP Agreement.

         Buy-Out Upon Death

         In connection with the closing of the DCAP Agreement, the Company intends to enter into an agreement with Messrs. Lang and Weinzimer (the "Death Buy-Out Agreement") that provides that, in the event of the death of either or both of them, the estate of the deceased person shall sell to the Company, and the Company shall purchase from the estate, such number of Common Shares as shall equal the lesser of (i) the quotient of the proceeds of a particular insurance policy on the life of the particular person divided by the Fair Market Value per Share (as defined in the Death Buy-Out Agreement) or (ii) the number of shares owned, beneficially or of record, by the deceased shareholder. The purchase price per share will be such Fair Market Value per Share. The Company's obligation to purchase the shares of the deceased person will be conditioned upon its receipt of proceeds from the insurance policies.

         In connection with the Death Buy-Out Agreement, Messrs. Lang and Weinzimer are to assign to the Company insurance policies on their respective lives in the approximate amounts of $560,000 and $355,000, respectively. If the insurance proceeds exceed the purchase price of the shares, the balance of the proceeds will belong to the Company. If the deceased person is indebted to the Company at the time of his death, the amount of such debt will first be deducted from the amount payable to his estate.

         Restrictive Covenant Agreements

         At the closing of the DCAP Agreement, each of Messrs. Lang and Weinzimer executed and delivered to the Company a restrictive covenant agreement (collectively, the "Restrictive Covenant Agreements") pursuant to which each agreed that he will not, within five years of the date of the closing, without the prior written consent of the Company, directly or indirectly, anywhere within five miles of the location of any office of any of the DCAP Companies or any franchisee, among other things, engage or participate in a business that is similar to or competitive with, directly or indirectly, the DCAP Business (as defined in the DCAP Agreement). The restrictive covenants shall cease to apply in the event (i) the employment of Mr. Lang or Mr. Weinzimer with the Company is terminated by the Company without "cause" (see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements - Termination" in
Item 10 hereof), or (ii) the Company defaults in its obligation to make any post-termination payments as provided for in the Employment Agreement and such default continues for a period of 20 days following receipt by the Company of written notice thereof. The restrictive covenants contained in the Restrictive Covenant Agreements are separate and independent from the restrictive covenants discussed in Item 10 hereof.

         Agreement as to Voting

         Pursuant to the DCAP Agreement, each of Messrs. Certilman, Haft, Lang and Weinzimer has agreed that, during the eight year period following the closing of the DCAP Agreement, (i) he will vote his respective shares of stock of the Company in favor of each of the others as a director of the Company provided that the particular person in whose favor the vote would be remains in the employ of the Company, (ii) in the event Mr. Certilman or Mr. Haft dies or otherwise ceases to serve as a director of the Company, Messrs. Lang and Weinzimer will vote their respective shares of stock of the Company in favor of the designee of the survivor of Mr. Certilman or Mr. Haft (or, in the case of a reason other than death, the one remaining as a director), (iii) in the event Mr. Lang or Mr. Weinzimer dies or otherwise ceases to serve as a director of the Company, Messrs. Certilman and Haft will vote their respective shares of stock of the Company in favor of the designee of the survivor of Mr. Lang or Mr. Weinzimer (or, in the case of a reason other than death, the one remaining as a director) and (iv) he will not vote his shares to (a) increase the size of the Board of Directors of the Company or (b) amend the Certificate of Incorporation or By-Laws of the Company, in each case without the written approval of the others. In the event of the death or other cessation of directorship of any of Messrs. Certilman, Haft, Lang or Weinzimer during such period, the Company has agreed that, unless the Board vacancy is otherwise filled as provided for above, it will promptly call a special meeting of stockholders to fill such vacancy.

         At the closing of the DCAP Agreement, the Company's By-Laws were amended to provide that, in the event the number of directors in office is less than four, any action taken by the Board of Directors requires the approval of all of the directors then in office. During such time as the number of directors in office is less than four, the Company may be unable to take actions that a majority of its Board members deems desirable.

         Sale of Company Shares

         Pursuant to the DCAP Agreement, while any loan made to either Mr. Lang or Mr. Weinzimer pursuant to his Employment Agreement is outstanding, he will be obligated to sell, as soon as legally permissible, the maximum number of Common Shares that he is permitted by law to sell, and to use the proceeds thereof to satisfy his obligations under his respective notes. Until the foregoing notes, the Additional Shares Notes and the Closing Notes have been satisfied in full, neither Mr. Lang nor Mr. Weinzimer may sell or otherwise dispose of any of his Company Common Shares for less than $.25 per share (subject to adjustment for stock splits and the like) without the prior written consent of the Company.

Eagle

         Concurrently with the closing of the DCAP Agreement, pursuant to a Subscription Agreement (the "Eagle Agreement"), the Company issued and sold to Eagle 1,486,893 Common Shares for an aggregate purchase price of approximately $1,000,000, or $.67 per share (the "Eagle Issuance").

         Eagle is a New Jersey insurance company wholly-owned by The Robert Plan, one of the largest insurers of assigned-risk drivers in the United States. Pursuant to separate agency agreements between certain DCAP Companies and certain insurance company subsidiaries of The Robert Plan, such DCAP Companies have been appointed agents of the insurance companies with regard to the offering of automobile and other insurance products.

         Pursuant to the Eagle Agreement, at the closing of the DCAP Agreement, the size of the Board of Directors of the Company was increased to five and Robert M. Wallach, Eagle's Vice President and the President, Chairman and Chief Executive Officer of The Robert Plan, was appointed as a member of the Board of Directors. The Company has agreed that, during the five year period following the closing, provided that Eagle remains the beneficial owner of at least 1,000,000 Common Shares (subject to adjustment for stock splits and the like), the Company shall continue to nominate Mr. Wallach as a director.

         Pursuant to the Eagle Agreement, Eagle was also granted the right to purchase up to ten of the Units offered by the Company pursuant to the contemplated private placement discussed in Item 6 hereof.

Other

         Four of the DCAP Companies are one-half owned by Mr. Certilman's daughter; however, her interest in such entities was not purchased, and no Company Common Shares or other consideration was issued to her in connection with the DCAP Acquisition.

         Certilman Balin Adler & Hyman, LLP ("Certilman Balin"), a law firm of which Mr. Certilman is a member, serves as counsel to the Company. It is presently anticipated that such firm will continue to represent the Company and its subsidiaries and affiliates and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services. Certilman Balin has also served as counsel to DCAP and The Robert Plan with respect to certain matters; however, such firm did not serve as counsel to DCAP or Messrs. Lang and Weinzimer in connection with the DCAP Agreement or to Eagle in connection with the Eagle Agreement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------

3(a) Certificate of Amendment of Certificate of Incorporation filed with the State of Delaware on February 25, 1999

(b)      By-laws, as amended

10(a)    Agreement, dated July 22, 1988, between the Ports Authority and IAH(1)

10(b) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(2)

10(c)    1998 Stock Option Plan

10(d) License and Royalty Agreement, dated July 1991, among the Company, IFTI Capital Appreciation Management Corporation, and NPS Products, Inc.(3)

10(e) Agreement, dated as of May 8, 1998, by and among the Company and Morton L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer, as amended

10(f) Promissory Note, dated February 25, 1999, from Kevin Lang to the Company in the principal amount of $114,000

10(g) Pledge Agreement, dated February 25, 1999, between the Company and Kevin Lang ($114,000 Note)

10(h) Promissory Note, dated February 25, 1999, from Kevin Lang to the Company in the principal amount of $112,500

10(i) Pledge Agreement, dated February 25, 1999, between the Company and Kevin Lang ($112,500 Note)

10(j) Promissory Note, dated February 25, 1999, from Abraham Weinzimer to the Company in the principal amount of $114,000

10(k) Pledge Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer ($114,000 Note)

10(l) Promissory Note, dated February 25, 1999, from Abraham Weinzimer to the Company in the principal amount of $112,500

10(m) Pledge Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer ($112,500 Note)

10(n) Employment Agreement, dated February 25, 1999, between the Company and Morton L. Certilman

10(o) Employment Agreement, dated February 25, 1999, between the Company and Jay M. Haft

10(p) Employment Agreement, dated February 25, 1999, between the Company and Kevin Lang

10(q) Employment Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer

10(r) Stock Option Agreement, dated February 25, 1999, between the Company and Morton L. Certilman

10(s) Stock Option Agreement, dated February 25, 1999, between the Company and Jay M. Haft

10(t) Stock Option Agreement, dated February 25, 1999, between the Company and Kevin Lang

10(u) Stock Option Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer

10(v) Subscription Agreement, dated as of October 2, 1998, between the Company and Eagle Insurance Company and amendments thereto

21       Subsidiaries of the Registrant

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

(b)      Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

                        DCAP GROUP, INC. AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 1998

Item ___.  Consolidated Financial Statements



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


Consolidated balance sheet                                                 F-3


Consolidated statements of operations                                      F-4


Consolidated statement of stockholders' equity                             F-5


Consolidated statements of cash flows                                      F-6


Notes to consolidated financial statements                            F-7 - F-11

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Independent Auditors' Report





Board of Directors and Stockholders
DCAP Group, Inc.
East Meadow, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. (formerly EXTECH CORPORATION) and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                              /S/HOLTZ RUBENSTEIN & CO., LLP
                                              ------------------------------
                                              HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
March 17, 1999

                        DCAP GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998







           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $     353,431
   Accounts receivable                                                   77,116
   Notes receivable (Note 3)                                            846,362
   Prepaid expenses and other current assets                            142,593
                                                                  -------------
       Total current assets                                           1,419,502

PROPERTY AND EQUIPMENT, net (Note 4)                                    102,608

RESTRICTED CERTIFICATE OF DEPOSIT (Note 5)                               40,000
                                                                  -------------

                                                                  $   1,562,110
                                                                  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Notes 6 and 7)          $     200,712
   Debentures payable (Note 8)                                          154,200
                                                                  -------------
       Total current liabilities                                        354,912
                                                                  -------------

MINORITY INTEREST                                                           560
                                                                  -------------

COMMITMENT AND CONTINGENCY (Notes 11 and 15)

STOCKHOLDERS' EQUITY:  (Note 12 and 15)
   Common stock, $.01 par value; authorized 10,000,000 shares;
     issued and outstanding 5,591,367 shares                             55,914
   Capital in excess of par                                           5,264,950
   Deficit                                                           (4,114,226)
                                                                  -------------
                                                                      1,206,638
                                                                  -------------

                                                                  $   1,562,110
                                                                  =============









                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended
                                                       December 31,
                                                       ------------
                                                1998                  1997
                                                ----                  ----
REVENUES:  (Note 13)
   Rooms                                  $      905,445           $   895,238

   Other operating departments                    38,062                34,991

   Interest, net                                  87,526                66,389
                                           -------------         -------------


       Total revenues                          1,031,033               996,618
                                           -------------         -------------


COSTS AND EXPENSES:
   Administrative and general                    111,005               123,366

   Bad debt                                       37,180                13,421

   Corporate and sundry (Note 9)                 329,187               343,189

   Departmental                                  389,082               372,217

   Depreciation and amortization                  40,492                52,185

   Energy costs                                   19,572                23,197

   Lease rentals (Note 11)                       184,634               181,178

   Property operation and maintenance             27,132                27,863
                                           -------------         -------------


       Total costs and expenses                1,138,284             1,136,616
                                           -------------         -------------


LOSS BEFORE INCOME TAXES                        (107,251)             (139,998)


INCOME TAXES (Note 10)                             4,330                 3,994
                                           -------------         -------------


NET LOSS                                   $    (111,581)        $    (143,992)
                                           =============         =============


BASIC LOSS PER COMMON SHARE                $       (.020)        $      $(.026)
                                           =============         =============


WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                    5,591,367             5,591,367
                                           =============         =============


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                   Capital
                                           Common Stock           in Excess
                                      Shares         Amount        of Par              Deficit            Total
                                      ------         ------        ------              -------            -----

Balance, January 1, 1997              5,591,367     $  55,914     $  5,264,950     $  (3,858,653)   $  1,462,211

Net loss for the year                        -             -                -           (143,992)       (143,992)
                                    -----------     ---------     ------------     -------------    ------------

Balance, December 31, 1997            5,591,367        55,914        5,264,950        (4,002,645)      1,318,219

Net loss for the year                        -             -                -           (111,581)       (111,581)
                                    -----------     ---------     ------------     -------------    ------------

Balance, December 31, 1998            5,591,367     $  55,914     $  5,264,950     $  (4,114,226)   $  1,206,638
                                    ===========     =========     ============     =============    ============





                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Years Ended
                                                                                         December 31,
                                                                                         ------------
                                                                                  1998                  1997
                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $    (111,581)        $    (143,992)

   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                                40,492                52,185

       Bad debts                                                                    (1,700)                1,200

       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                     (38,916)               25,112

           Prepaid expenses and other assets                                      (120,513)              107,137

         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                    51,359                22,398
                                                                             -------------         -------------

       Net cash (used in) provided by operating activities                        (180,859)               64,040
                                                                             -------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (15,053)              (16,091)

   Notes receivable - net                                                         (491,046)             (285,681)

   Purchase of restricted certificate of deposit                                        -                (40,000)
                                                                             -------------         -------------

       Net cash used in investing activities                                      (506,099)             (341,772)
                                                                             -------------         -------------


Net decrease in cash and cash equivalents                                         (686,958)             (277,732)


Cash and cash equivalents, beginning of year                                     1,040,389             1,318,121
                                                                             -------------         -------------


Cash and cash equivalents, end of year                                       $     353,431         $   1,040,389
                                                                             =============         =============







                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1.     Summary of Significant Accounting Policies:

       a. Description of business

          The Company's operations are within one industry as lodging sales and related revenues accounted for substantially all revenues during the two-year period ended December 31, 1998.

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

       d. Concentration of credit risk

          The Company invests its excess cash in deposits and money market accounts with major financial institutions and has not experienced losses related to these investments.

       e. Statement of cash flows

          For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

       f. Estimates

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

       g. Loss Per Share:

          The Company's net loss per share was calculated by dividing net income by the weighted average number of common shares outstanding.

       h. Stock-based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

       i. Reclassifications

          Certain reclassifications have been made to the consolidated financial
statements   for  the  year  ended   December  31,  1997  to  conform  with  the
classifications used in 1998.

2.     Supplementary Information - Statement of Cash Flows:

       Cash paid for income taxes was $5,870 and $4,918 during the years ended December 31, 1998 and 1997, respectively.

3.     Notes Receivable and Acquisition of DCAP:

       Included in notes receivable at December 31, 1998, is approximately $782,000 and $64,000 of advances to Dealers Choice Automotive Planning Inc. ("DCAP") and accrued interest, respectively. The notes bear interest at 10% per annum with principal and interest due February 28, 1999.

       On February 25, 1999, the Company acquired all of the outstanding stock of DCAP as well as interests in other related companies. In exchange for all of the outstanding stock of DCAP and interests in the related entities, the Company issued 3,300,000 common shares to the DCAP shareholders. This acquisition will be accounted for under the purchase method of accounting.

       Pursuant to this agreement, the Company issued 950,000 common shares to the DCAP shareholders for $9,500 in cash and $228,000 in promissory notes. The notes bear interest at 6% per annum with principal and interest due in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006. The due dates are subject to acceleration to the extent that the DCAP shareholders receive any proceeds from the sale or other disposition of any common shares.

       Additionally, the Company received non-recourse promissory notes aggregating $225,000 from the DCAP shareholders in consideration of loans made to them in such aggregate amount. The notes bear interest at 6% per annum with principal and interest due in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006. The due dates are subject to acceleration to the extent that the DCAP shareholders receive any proceeds from the sale or other disposition of any common shares. The proceeds of the loans were used to purchase 900,000 common shares from an existing shareholder.

       The promissory notes received at the closing of the DCAP agreement are secured by 2,040,000 common shares of the Company.

4.     Property and Equipment:

       At December 31, 1998, property and equipment consists of the following:

       Furniture, fixtures and equipment                      $   402,100
       Leasehold improvements                                     133,410
                                                              -----------
                                                                  535,510
       Less accumulated depreciation and amortization             432,902
                                                              -----------
                                                              $   102,608
                                                              ===========
5.     Restricted Certificate of Deposit:

       In April 1997, the Company purchased a bank certificate of deposit and pledged it to the Puerto Rico Ports Authority ("Ports Authority") as security for payment of amounts due under the lease agreement.
                                       F-8

6.     Accounts Payable and Accrued Expenses:

       At December 31, 1998, accounts payable and accrued expenses consist of the following:

       Accounts payable                                $     5,190
       Rent                                                 69,552
       Professional fees                                    70,834
       Payroll and related costs                            20,044
       Deferred compensation (Note 7)                       12,655
       Room tax                                              8,247
       Other                                                14,190
                                                       -----------
                                                       $   200,712
                                                       ===========
7.     Deferred Compensation:

       The Company has an agreement to pay special compensation to certain employees who at the date of retirement have accumulated 20 years of uninterrupted service. Maximum amount payable per employee is $3,000. There are seven employees covered by this plan, four of them with 15 years of accumulated service. Compensation is accrued pro-ratably from the inception of the plan to the date each employee is eligible for benefits. At December 31, 1998, approximately $13,000 has been accrued.

8.     Debentures Payable:

       In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 1998, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

9.     Related Party Transaction:

       During the years ended December 31, 1998 and 1997, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 1998 and 1997.

10.    Income Taxes:

       The 1998 and 1997 income of IAH, Inc., a wholly-owned subsidiary, has been calculated excluding the loss of DCAP Group, Inc., as it is separately taxed under the laws of Puerto Rico. For 1998 and 1997, a provision of approximately $4,000 has been made for this tax liability.

       At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $1,175,000, expiring in various years from 2006 through 2012, available to offset against future federal income tax liabilities. However, under Section 382 of the Internal Revenue Code of 1986, should there occur a greater than 50% "ownership change" of a company, the ability of the company to utilize the available NOLs would be restricted to a prescribed annual amount. The February 1999 stock issuance in connection with the acquisition of DCAP, described in Note 3, meets the criteria of Section 382. Accordingly, future utilization of NOLs will be limited to approximately $480,000 per year.

       Additional equity-related transactions initiated by the Company in the future may result in a further restriction of the prescribed annual amount.

       In addition, the Company has general business tax credit carryforwards available to reduce future income taxes of approximately $33,000. If not utilized, these credits are scheduled to expire in various amounts through 2010. The Company incurred operating losses during the past six years and losses are expected in the early subsequent periods. As a result, the Company has not recorded a deferred tax asset in 1998 due to the fact that a 100% valuation allowance would be needed. The valuation allowance at December 31, 1998 approximated $550,000.

11.    Commitment and Contingency:

       IAH, Inc. leases the International Airport Hotel (the "Hotel") property pursuant to an operating lease with the Ports Authority, which expired in December 1995. As discussed below, IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000, which right it exercised, or alternatively, that the Ports Authority executed a new lease agreement for a ten year term commencing on January 1, 1996. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to approximately $185,000 for 1998 and $181,000 for 1997.

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

12.    Stockholders' Equity:

       a. Stock options

          The Company maintains a stock option plan which provides for the granting of options to individuals rendering service to the Company to purchase up to 300,000 shares of common stock of the Company. Such options may be either incentive stock options or non-statutory stock options.
No options are outstanding as of December 31, 1998.

          In November 1998, the Company adopted the 1998 Stock Option Plan (approved by stockholders in February 1999) which provides for the issuance of incentive stock options or non-statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of common stock may be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. Incentive stock options granted under this plan expire ten years from date of grant (except five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan. No options are outstanding as of December 31, 1998.

       b. Common shares reserved

          Stock Option Plans                          2,300,000
                                                      =========

13.    Major Customer:

       Sales to a major customer approximated 11% and 10% of total room sales for the years ended December 31, 1998 and 1997, respectively.

14.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

        Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

15.    Subsequent Events:

       a. Private Placement Offering

          On January 18, 1999, the Company announced that it had entered into a letter of intent with respect to a private placement of between $1,500,000 and $2,000,000 in equity securities.

       b. Employment Agreement

          In connection with the DCAP Acquisition, the Company entered into five-year employment agreements with certain directors/officers and DCAP shareholders commencing February 25, 1999. The agreements provide for a three-year renewal term, which is automatic unless the Company, by a vote of 75% of all of the members of the Board of Directors (including, for purposes of determining the number of members of the Board, the employee, if a member) determines otherwise. In the event that the Company does not extend an employment agreement, the employee will receive an additional two years of his base salary. Total annual compensation provided for under these agreements is $647,000. During the initial term of the employment agreements, the Company is obligated to make loans of up to $20,000 per year to each of the DCAP shareholders.

          Additionally, certain directors/officers were granted options to purchase a total of 850,000 shares of the Company's common stock with an exercise price of $2.69 per share (110% of the fair market value of the common shares on the date of grant). The options expire February 2004 and vest over the first and second year (425,000 shares per year) from the date of grant.

       c. Eagle Insurance Agreement

          Immediately following the closing of the DCAP Acquisition, the Company issued 1,486,893 common shares to Eagle Insurance Company for an aggregate purchase price of approximately $1,000,000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DCAP GROUP, INC.


Dated: March 31, 1999                             By:  /s/ Morton L. Certilman
                                                       ------------------------
                                                       Morton L. Certilman
                                                       Chairman of the Board


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                 Capacity                           Date
         ----------                 --------                           ----

                            Chairman of the Board
                            and Director (Principal
                            Executive, Financial and
/s/ Morton L. Certilman     Accounting Officer)                   March 31, 1999
------------------------
Morton L. Certilman

                            Vice Chairman of the Board
/s/ Jay M. Haft             and Director                          March 31, 1999
-------------------------
Jay M. Haft

/s/ Kevin Lang              President and Director                March 31, 1999
-------------------------
Kevin Lang

                            Executive Vice President
/s/ Abraham Weinzimer       and Director                         March 31, 1999
-------------------------
Abraham Weinzimer

                             Director                            ---------, 1999
-------------------------
Robert M. Wallach