Form 10-Q
period 1999-03-31
EXTECH CORP
filed 1999-05-25
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2054912

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
--------------------------------------------------------------------------------


Commission File No. 0-1665 Number:
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

90 Merrick Avenue, East Meadow                              11554
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (516) 794-6300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       ( ) Yes ( X ) No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,930,260 shares as of April 30, 1999

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - March 31, 1999 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended March 31, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 1999 and 1998 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                     March 31, 1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   343,723
  Accounts receivable                                    450,006
  Prepaid expenses and
     other current assets                                 39,044
                                                       -----------
                  Total current assets                   832,773
                                                       ----------

PROPERTY AND EQUIPMENT, net                            1,453,830
                                                       ---------

OTHER ASSETS:
  Receivable from stockholders                           570,261
  Goodwill, net                                        3,624,021
  Other intangibles                                      196,219
  Deposits and other assets                              153,045
                                                      -----------
                  Total other assets                   4,543,546
                                                       ---------

                                                      $6,830,149
                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expense                $1,260,233
  Current portion of long-term debt                      369,263
  Debentures payable                                     154,200
  Due to related party                                    31,800
                                                          ------
                  Total current liabilities            1,815,496
                                                       ---------

OTHER LIABILITIES:
  Long-term debt                                          557,564
  Deferred revenue                                        215,546
                                                          -------
                  Total other liabilities                 773,110
                                                          -------

MINORITY INTEREST                                         860,707
                                                          -------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    11,930,260 shares                                     119,303
  Capital in excess of par                              7,570,154
  Deficit                                              (4,080,621)
                                                      ------------
                                                        3,608,836
  Subscription receivable                                (228,000)
                                                         --------
                                                        3,380,836
                                                        ---------

                                                       $6,830,149
                                                       ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three months ended
                                                                                March 31,
                                                                    1999                     1998
                                                              ---------------           -----------
Revenues:
    Rooms                                                   $  279,758                $  262,321
    Commissions & fees                                         799,499                        -0-
    Other                                                        8,100                     4,437
    Interest                                                    18,981                    17,951
                                                             ----------                ----------
         Total revenues                                      1,106,338                   284,709
                                                             ---------                 ----------

Costs and expenses:
    General, administrative
      and sundry                                               572,539                   127,230
    Departmental                                                99,758                    79,101
    Depreciation and amortization                                38,914                     9,830
    Energy costs                                                 5,024                     5,480
    Interest expense                                             7,086                        -0-
    Lease rentals                                               56,908                    52,563
    Marketing                                                  265,310                     5,672
    Property operation
      and maintenance                                            6,087                     5,912
    Provision for bad debt                                         600                       500
                                                            ----------                ----------

                                                             1,052,226                   286,288
                                                            ----------                ----------

Income (loss) before income taxes
    and minority interest                                       54,112                    (1,579)
Provision for income taxes                                       9,537                        -0-
                                                                 -----                         -
Income (loss) before minority interest                          44,575                    (1,579)
Minority interest                                               10,970                        -0-
                                                            ----------              -------------

Net income (loss)                                           $   33,605               $    (1,579)
                                                            ==========               ============

Net income (loss) per common share:
    Basic                                                   $      .00               $       .00
                                                            =============            ============
    Diluted                                                 $      .00               $       .00
                                                            =============            ============

Weighted average number of shares outstanding:
    Basic                                                    7,746,430                 5,591,367
                                                             =========                 =========
    Diluted                                                  7,746,430                 5,591,367
                                                             =========                 =========


See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                      March 31,
                                                                              1999               1998
                                                                         -----------       -------------

Cash flows from operating activities:
  Net income (loss)                                                        $ 33,605         $   (1,579)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                38,914              9,830
Provision for bad debts                                                         -0-                500
Minority interest in net earnings:                                          10,970                 -0-
Decrease (increase) in assets:
  Accounts receivable                                                      (39,110)            (24,366)
  Prepaid expenses and other
           current assets                                                  128,066               4,952
  Other assets                                                                (232)              1,947
  Deposits                                                                (105,357)                 -0-
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                    117,452             (26,581)
  Deferred revenue                                                          (6,903)                -0-
                                                                         -----------       ------------
Net cash provided by (used in)
  operating activities                                                     177,405             (35,297)
                                                                          ---------           ---------

Cash flows from investing activities:
  Increase in notes and
    other receivables                                                   (1,258,038)           (123,864)
  Acquisition of property and equipment                                   ( 20,494)             (5,020)
 Other                                                                      (7,299)                 -0-
                                                                            ------                   -
  Net cash (used in)
    investing activities                                                (1,285,831)           (128,884)
                                                                        -----------          ----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                        1,118,718                  -0-
  Principal payment of long-term
     debt                                                                  (20,000)                 -0-
                                                                           -------                   -
  Net cash provided by
     financing activities                                                1,098,718                  -0-
                                                                         =========                   =

  Net decrease in cash and
    cash equivalents                                                        (9,708)           (164,181)
  Cash and cash equivalents,
    beginning of period                                                    353,431           1,040,389
                                                                         ----------         ----------
  Cash and cash equivalents,
    end of period                                                     $    343,723          $  876,208
                                                                         =========            ========



See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 1999, the Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. DCAP Acquisition; Pro Forma Information. Since February 25, 1999, the Company has been engaged in two lines of business. In one, the Company, through its wholly-owned subsidiary, Dealers Choice Automotive Planning Inc. ("DCAP"), and related entities (collectively, the "DCAP Companies"), is engaged primarily in placing various types of insurance with insurance underwriters on behalf of its customers. The categories of insurance placed include automobile, motorcycle, boat, life, business and homeowner's insurance. In addition, the DCAP Companies offer tax preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide services with regard to obtaining insurance premium financing and personal and automobile loans from third parties. The DCAP Companies also intend to provide direct insurance premium financing services to their clients. The Company has been in this business since its February 25, 1999 acquisition of the DCAP Companies.

     In its other line of business, the Company, through its wholly-owned subsidiary, IAH, Inc., operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). The Hotel caters generally to commercial and tourist travelers in transit.

     As indicated above, on February 25, 1999, the Company acquired all of the outstanding stock of DCAP as well as interests in the other DCAP Companies. The Company's condensed consolidated statements of operations include the revenues and expenses of the DCAP Companies from February 25, 1999.

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.

                                          Three Months Ended
                                               March 31,
                                             1999      1998

                  Revenues               $2,231,097   $1,924,597
                  Net loss               $ (287,893)  $ (277,472)
                  Loss per share         $     (.02)       $(.02)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $35,600 for the three months ended March 31, 1999 and 1998. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified periods.

4. Segment and Related Information. In 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The Company has two business units with separate management teams that provide different products and services. Prior to the acquisition of the DCAP Companies, the Company was engaged in one line of business. Accordingly, segment information has been omitted for 1998.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

                Three months ended
                  March 31, 1999

                           DCAP
                         Companies        Hotel      Other(1)        Total

Revenues                  $799,499      $288,616      $18,223     $1,106,338
Net income (loss)            8,346        61,753     (36,494)         33,605

-------------

     (1) Column represents corporate-related items and, as it relates to segment net income (loss), income and expense not allocated to reportable segments.

5. On February 25, 1999, concurrently with the acquisition of the DCAP Companies, Eagle Insurance Company ("Eagle") purchased 1,486,893 Common Shares of the Company for an aggregate purchase price of approximately $1,000,000 or $.67 per share. Eagle is a New Jersey insurance company wholly-owned by The Robert Plan Corporation, an insurance holding company that is engaged in providing services to insurance companies.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Background

         During 1998 and prior to February 25, 1999, the sole business of DCAP Group, Inc. (the "Company") was the operation, through a wholly-owned subsidiary, IAH, Inc., of the International Airport Hotel in San Juan, Puerto Rico (the "Hotel").

         On February 25, 1999, the Company acquired all of the issued and outstanding shares of Common Stock of Dealers Choice Automotive Planning Inc. ("DCAP") as well as interests in certain companies affiliated with DCAP (collectively with DCAP, the "DCAP Companies"). The DCAP Companies are engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, with insurance underwriters on behalf of their customers. In addition, the DCAP Companies offer income tax return preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide services with regard to obtaining insurance premium financing and personal and automobile loans from third parties. The DCAP Companies also intend to provide direct insurance premium financing services to their clients.

         The DCAP Companies are compensated for their insurance-related services by commissions paid by insurance companies; the commission is usually a percentage of the premium paid by the insured. The DCAP Companies do not engage in underwriting activities and therefore do not assume underwriting risks.

         There are 56 "DCAP" offices in the New York metropolitan area. Four are wholly-owned by the Company; 24 are owned partially by the Company (directly or beneficially, generally ranging between 50% and 67%) and partially by other persons who generally operate the location; and 28 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company.

         Concurrently with the closing of the DCAP acquisition, the Company issued and sold to Eagle Insurance Company ("Eagle") 1,486,893 Common Shares for an aggregate purchase price of approximately $1,000,000.

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

Results of Operations

         The Company's net income for the three months ended March 31, 1999 was $33,605 as compared to a net loss of $1,579 for the three months ended March 31, 1998. The results of operations for the three months ended March 31, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The income for the three months ended March 31, 1999 was the result primarily of higher room rental revenues of $17,437 and lower general and administrative expenses of $43,482 (without consideration of the DCAP Companies) as compared to the three months ended March 31, 1998, offset by increased Hotel departmental expenses of $20,657. The operations of the DCAP Companies from February 25, 1999 contributed $8,346 to the Company's net income during the three months ended March 31, 1999.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had $343,723 in cash and cash equivalents and a working capital deficit of $913,923. As of December 31, 1998, the Company had $353,431 in cash and cash equivalents and a working capital surplus of $1,064,590.

         Cash and cash equivalents remained generally constant between December 31, 1998 and March 31, 1999 due to the following: (i) on February 25, 1999, concurrently with the closing of the DCAP acquisition, the Company received proceeds from the sale of stock in the amount of $1,118,718; and (ii) subsequent to such event, the Company used substantially all of such proceeds to satisfy accrued liabilities of the Company and the DCAP Companies.

         The reduction in working capital between December 31, 1998 and March 31, 1999 was primarily the result of the following: (i) the Company's working capital surplus as of December 31, 1998 included $846,362, which represented a note receivable (including accrued interest) from DCAP; such amount was eliminated in consolidation since DCAP is now a wholly-owned subsidiary of the Company; and (ii) as of February 25, 1999, the combined working capital deficiency of the DCAP Companies (exclusive of amounts owed to the Company) was approximately $888,000.

         Based  on  the  Company's  working  capital  deficiency,   it  requires
additional financing to meet its cash flow needs.

         In April 1999, the Company entered into a placement agent agreement with respect to a private placement of its equity securities. The Company is currently offering, through a placement agent, up to 40 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or an aggregate offering of up to $2,000,000). The proceeds of the maximum offering are intended to be used for advertising, the establishment of premium finance operations, computer upgrades and working capital purposes. No assurances can be given that the offering will be consummated.

         The securities offered in the private placement will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. The placement agent agreement provides for the grant of certain registration rights to the purchasers of the offered securities.

Year 2000

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

         There are only two information technology ("IT") systems that require Y2K analysis. One of these is in DCAP's headquarters and is currently being brought into compliance, pursuant to a contract under which the work is anticipated to be completed by the end of the third quarter of 1999, at a cost of approximately $10,000. This work will be subject to verification and testing by an unrelated third party. Such verification, testing and related work may lead to additional expense and may require time for implementation that may extend into the fourth quarter of 1999. Management has been informed that such expense is not likely to exceed a maximum of $50,000.

         The second IT system that requires Y2K analysis is the storefront point of sale system, to which each DCAP store is connected; currently, this system is not Y2K-compliant. DCAP believes that this second IT system will be fully compliant by the end of the third quarter of 1999. The remediation of the storefront computer system will be accomplished in two steps. The first step consists of the installation of an entirely new system of leased computers. The programs that have been installed in these computers have been tested by an independent third party with whom DCAP has had a maintenance contract for the past four years. The testing of the storefront computer system, which occurred prior to installation, has been completed. The second step involves revisions to the programs that structure and give access to the database that each of the storefronts maintains. The revision to the database programs is expected to be completed before the end of the third quarter of 1999, and will be tested by the party performing the work. Other than the testing of the new storefront computer system and of the database programs revision, DCAP does not anticipate any independent verification of its Y2K readiness. The lease agreement obligates DCAP to make payments totaling $92,000; the database work is expected to cost approximately $20,000. It is anticipated that these costs will be expensed as incurred and funded through cash from operations.

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

         DCAP's management intends to develop a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan will involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the third quarter of 1999.

         Hotel Operations

         The Company's wholly-owned subsidiary, IAH, operates the International Airport Hotel at San Juan International Airport, Puerto Rico. IAH does not have any IT systems. Of the non-IT systems that comprise part of the Hotel's operations, the switchboard is the only such system that contains imbedded technology not Y2K - compliant. The Hotel has a plan in place, which is designed to avoid any Y2K difficulties, both before and after January 1, 2000. The plan consists primarily of a series of physical and practical alterations in the Hotel's switchboard procedures, and does not involve any replacement of equipment or any significant effort or cost. All other non-IT systems are operated manually.

Forward Looking Statements

     Certain   information   contained  in  the  matters  set  forth  above  are
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of the litigation with regard to the Hotel lease, the dependence on the Company's executive management, uncertainties related to attempts to achieve Y2K compliance and the ability of the Company to raise additional capital which will be required in the near term. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank ("Regent") against DCAP and Payments, Inc. (now a wholly-owned subsidiary of the Company) alleging that DCAP and Payments, Inc. breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP, Payments, Inc. and affiliated agencies. Subsequently, Regent amended its pleading to add DCAP's principals, Kevin Lang and Abraham Weinzimer, as defendants. Regent claims that the defendants are liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claims damages in excess of $800,000. DCAP and Payments, Inc. have interposed several affirmative defenses and have asserted counterclaims against Regent for breach of contract and fraud. DCAP and Payments, Inc. seek damages of $40,000. The court is currently considering motions for summary judgment. DCAP believes that it has meritorious defenses to Regent's claims and intends to continue to defend and pursue its counterclaim vigorously. In March 1997, DCAP, Payments, Inc. and their affiliated agencies brought a separate action against, among others, Regent in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000. Such action has been stayed pending the resolution of the Pennsylvania action.

Item 2.   CHANGES IN SECURITIES

         On February 25, 1999, the Company acquired all of the outstanding shares of DCAP as well as interests in related entities (collectively, the "DCAP Shares").

         In consideration for the transfer of the DCAP Shares, the Company issued 1,650,000 Common Shares to each of Kevin Lang and Abraham Weinzimer (3,300,000 Common Shares in the aggregate).

         Concurrently with the acquisition of the DCAP Shares, the Company issued additional Common Shares as follows:

         (i) 475,000 Common Shares to each of Messrs. Lang and Weinzimer (950,000 Common Shares in the aggregate) at a purchase price of $.25 per share (an aggregate of $237,500), paid as follows:

                  (a) an amount in cash equal to the par value of the 950,000 Common Shares (an aggregate of $9,500); and

                  (b) the balance by the delivery by each of Messrs. Lang and Weinzimer of a promissory note in the principal amount of $114,000 (an aggregate of $228,000) (collectively, the "Additional Shares Notes"). The Additional Shares Notes provide for, among other things, the following:

                           (I)      interest at the rate of 6% per annum; and

                           (II) payment of principal and interest in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006, subject to acceleration to the extent that Mr. Lang or Mr. Weinzimer receives any proceeds from the sale or other disposition of any Common Shares;

         (ii) 452,000 Common Shares in the aggregate to Morton L. Certilman, Jay M. Haft and Brian K. Ziegler or their designees (208,500 Common Shares to each of Messrs. Certilman and Haft or his retirement trust and an aggregate of 35,000 Common Shares to Mr. Ziegler and his wife) at a purchase price of $.25 per share (an aggregate of $113,000), paid in cash; and

         (iii) 1,486,893 Common Shares to Eagle at a purchase price of $.67 per share (an aggregate of approximately $1,000,000), paid in cash.

         Effective as of March 17, 1999, in consideration for the transfer of certain contract rights, the Company issued 150,000 Common Shares to East County Insurance Agency - Shirley, Inc.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that each of the purchasers was an "accredited investor" or otherwise a sophisticated investor. The certificates representing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At an annual meeting of stockholders held on February 25, 1999, the stockholders of the Company elected Morton L. Certilman, Jay M. Haft and Leon Lapidus as directors of the Company for the coming year. Subsequent to the consummation of the DCAP acquisition, pursuant to the terms of the acquisition agreement, Mr. Lapidus resigned as a director of the Company and Kevin Lang and Abraham Weinzimer were elected as directors; in addition, concurrently therewith, pursuant to a certain subscription agreement with Eagle, Robert M. Wallach was also elected a director of the Company.

         In addition, at the annual meeting, the stockholders of the Company approved (i) the Agreement, dated as of May 8, 1998, by and among the Company, Messrs. Certilman, Haft, Lang and Weinzimer, as amended, with respect to, among other things, the acquisition of the DCAP Shares; (ii) an amendment to the Company's Certificate of Incorporation to change the name of the Company to "DCAP Group, Inc."; (iii) an amendment to the Company's Certificate of Incorporation to increase the number of authorized Common Shares from 10,000,000 to 25,000,000; (iv) an amendment to the Company's Certificate of Incorporation pursuant to which, if action is to be taken by the stockholders of the Company without a meeting, then, under certain circumstances, the written consent of the holders of all of the shares of capital stock of the Company entitled to vote on such matter will be required; and (v) the adoption of the Company's 1998 Stock Option Plan.

         The number of votes with regard to the foregoing was as follows:

         (i)      Election of Directors

                                          Voted for Election  Number of Proxy
                  Nominee                                     Votes Withheld

                  Morton L. Certilma             3,203,079          1,545
                  Jay M. Haft                    3,203,079          1,545
                  Leon Lapidus                   3,203,079          1,545

         (ii)     Approval of Agreement with respect to DCAP

                  For:  3,200,617   Against:  1,685  Abstain:  2,322

         (iii)    Approval of Change of Name

                  For:  3,200,712   Against:  2,090  Abstain:  1,822

         (iv)     Approval of Increase in Number of Authorized Common Shares

                  For:  3,200,265   Against:  2,637  Abstain:  1,722

         (v)      Approval of Amendment with respect to Stockholder Action

                  For:  3,201,915   Against:  1,487  Abstain:  1,222

         (vi)     Approval of 1998 Stock Option Plan

                  For:  3,201,015   Against:  2,537  Abstain:  1,072

Item 5.   OTHER INFORMATION

                  None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(a) Certificate of Incorporation, as amended 1

--------
1 Denotes document filed as exhibits to the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

                  3(b) By-laws, as amended2

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 1999, the following Current Reports on Form 8-K were filed by the Company:

                  (i)      Date Filed:  January 19, 1999
                           Items Reported:  5 and 7

                  (ii)     Date Filed:  March 12, 1999
                           Items Reported:  1, 2 and 7

                  (iii)    Date Filed:  March 23, 1999
                           Item Reported:  5



--------
                  2 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              DCAP GROUP, INC.



Dated: May 24, 1999                         By:/s/ Kevin Lang
                                               ---------------------------------
                                               Kevin Lang, President


Dated: May 24, 1999                         By: /s/ Abraham Weinzimer
                                               ---------------------------------
                                               Abraham Weinzimer
                                               Principal Financial Officer