Form 10QSB/A
period 1999-03-31
EXTECH CORP
filed 1999-07-02
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2054912

                                  FORM 10-QSB/A
                                 AMENDMENT No. 1
(Mark One)

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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.


                                          Three Months Ended
                                               March 31,
                                             1999      1998

                  Revenues               $2,231,097   $1,924,597
                  Net loss               $ (287,893)  $ (421,898)
                  Loss per share         $     (.02)       $(.04)

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



                                             DCAP GROUP, INC.



Dated: June __, 1999                         By:
                                               ---------------------------------
                                               Kevin Lang, President


Dated: June __, 1999                         By:
                                               ---------------------------------
                                               Abraham Weinzimer
                                               Principal Financial Officer