Form 10QSB
period 1999-06-30
DCAP GROUP INC/
filed 1999-08-16
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                            36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S Employer Identification No.)
of incorporation or organization)


90 Merrick Avenue, East Meadow, New York                      11554
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       ( X ) Yes          (   ) No

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,452,944 shares as of July 30, 1999

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - June 30, 1999 (Unaudited)

         Condensed Consolidated Statements of Operations - Six months ended June 30, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended June 30, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 1999 and 1998 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                             June 30, 1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $1,295,608
  Accounts receivable                                             598,831
  Prepaid expenses and
     other current assets                                          64,331
                                                                   ------
                  Total current assets                          1,958,770
                                                                ---------

PROPERTY AND EQUIPMENT, net                                     1,357,097

OTHER ASSETS:
  Receivable from stockholders                                    570,261
  Goodwill, net                                                 3,587,649
  Other intangibles, net                                          195,319
  Deposits and other assets                                       176,075
                                                                ----------
                  Total other assets                            4,529,304
                                                                ---------

                                                               $7,845,171
                                                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  982,694
  Current portion of long-term debt                               369,263
  Debentures payable                                              154,200
  Due to related party                                             31,800
                                                                ---------
                  Total current liabilities                     1,537,957
                                                                ---------

OTHER LIABILITIES:
  Long-term debt                                                  537,564
  Deferred revenue                                                198,814
                                                                  -------
                  Total other liabilities                         736,378
                                                                  -------

MINORITY INTEREST                                                 906,497
                                                                  -------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    13,452,944 shares                                             134,529
  Capital in excess of par                                      8,914,827
  Deficit                                                      (4,157,017)
                                                               -----------
                                                                4,892,339
  Subscription receivable                                        (228,000)
                                                                 --------
                                                               $4,664,339
                                                               ----------

                                                               $7,845,171
                                                               ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Six months ended
                                                                    June 30,
                                                               1999            1998
                                                         --------------   --------------
Revenues:
    Rooms                                                $   524,161      $   444,331
    Commissions & Fees                                     3,010,681              -0-
    Other                                                     15,163           10,204
    Interest                                                  27,126           42,216
                                                           ---------        ---------
           Total revenues                                  3,577,131          496,751
                                                           ---------        ----------

Costs and expenses:
    General, administrative
      and sundry                                           1,897,828          258,868
    Departmental                                             146,815          146,598
    Depreciation and amortization                            184,901           19,851
    Energy costs                                              10,005           10,441
    Interest                                                  70,458              -0-
    Lease rentals                                            105,644           90,473
    Marketing                                              1,110,856           10,067
    Property operation
      and maintenance                                         13,166           13,177
    Provision for bad debt                                     1,200            1,100
                                                           ---------        ---------

                                                           3,540,873          550,575
                                                           ---------        ---------

    Income (loss) before income taxes
      and minority interest                                   36,258          (53,824)
    Provision for income taxes                                22,289              -0-
                                                           ---------        ---------

    Income (loss) before minority interest                    13,969          (53,824)
    Minority interest                                         56,760              -0-
                                                           ---------        ---------

    Net (loss)                                           $   (42,791)     $   (53,824)
                                                          ==========        =========

    Net (loss) per common share:
         Basic                                           $       .00      $      (.01)
                                                          ==========        =========
         Diluted                                         $       .00      $      (.01)
                                                          ==========        =========

    Weighted average number of shares outstanding:
         Basic                                            10,093,869        5,591,367
                                                          ==========        =========
         Diluted                                          10,093,869        5,591,367
                                                          ==========        =========

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three months ended
                                                                                June 30,
                                                                    1999                              1998
                                                              ---------------                    --------------
Revenues:
    Rooms                                                    $    244,403                        $  182,010
    Commissions & fees                                          2,211,182                               -0-
    Other                                                           7,063                             5,767
    Interest                                                        8,145                            24,265
                                                               ----------                         ----------
         Total revenues                                         2,470,793                           212,042
                                                               ----------                         ---------

Costs and expenses:
    General, administrative
      and sundry                                                1,325,289                           131,638
    Departmental                                                   47,057                            67,497
    Depreciation and amortization                                 145,987                            10,021
    Energy costs                                                    4,981                             4,961
    Interest expense                                               63,372                               -0-
    Lease rentals                                                  48,736                            37,910
    Marketing                                                     845,546                             4,395
    Property operation
      and maintenance                                               7,079                             7,265
    Provision for bad debt                                            600                               600
                                                               ----------                         ---------

                                                                2,488,647                           264,287
                                                               ----------                         ---------

Income (loss) before income taxes
    and minority interest                                         (17,854)                          (52,245)
Provision for income taxes                                         12,752                               -0-
                                                               ----------                         ---------
Income (loss) before minority interest                            (30,606)                          (52,245)
Minority interest                                                  45,790                               -0-
                                                               ----------                         ---------

Net (loss)                                                    $   (76,396)                       $  (52,245)
                                                               ==========                         =========

Net (loss) per common share:
    Basic                                                     $      (.01)                       $     (.01)
                                                               ==========                         =========
    Diluted                                                   $      (.01)                       $     (.01)
                                                               ==========                         =========

Weighted average number of shares outstanding:
    Basic                                                      12,415,511                         5,591,367
                                                               ==========                         =========
    Diluted                                                    12,415,511                         5,591,367
                                                               ==========                         =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six months ended
                                                                                          June 30,
                                                                              1999                       1998
                                                                          -----------               -------------

Cash flows from operating activities:
  Net (loss)                                                              $  (42,791)               $  (53,824)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
       Depreciation and amortization                                         184,901                    19,851
       Provision for bad debts                                                 1,200                     1,100
       Minority interest in net earnings                                      56,760                       -0-
       Decrease (increase) in assets:
         Accounts receivable                                                (189,135)                  (13,316)
            Prepaid expenses and other
              current assets                                                 102,779                   (30,102)
            Deposits and other assets                                          1,802                    (3,133)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                              (160,087)                  (37,838)
         Deferred revenue                                                    (23,635)                      -0-
                                                                           ---------                  --------
       Net cash (used in)
          operating activities                                               (68,206)                 (117,262)

Cash flows from investing activities:
       Increase in notes and
        other receivables                                                 (1,258,038)                 (450,110)
      Acquisition of property and equipment                                  (34,144)                  (10,342)
      Other                                                                      -0-                       -0-
                                                                           ---------                  --------
      Net cash (used in)
        investing activities                                              (1,292,182)                 (460,452)

Cash flows from financing activities:
      Proceeds from issuance of stock                                      2,342,565                       -0-
      Principal payment of long-term
          debt                                                               (40,000)                      -0-
                                                                           ---------                  --------
      Net cash provided by
          financing activities                                             2,302,565                       -0-

      Net increase (decrease) in cash and
          cash equivalents                                                   942,177                  (577,714)
      Cash and cash equivalents,
         beginning of period                                                 353,431                 1,040,389
                                                                           ---------                 ---------
      Cash and cash equivalents,
         end of period                                                    $1,295,608                $  462,675
                                                                           =========                 =========
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 1999, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. DCAP Acquisition: Pro Forma Information. Since February 25, 1999, the Company has been engaged in two lines of business. In one, the Company, through its wholly-owned subsidiary, Dealers Choice Automotive Planning Inc. ("DCAP"), and related entities (collectively, the "DCAP Companies"), is engaged primarily in placing various types of insurance with insurance underwriters on behalf of its customers. The categories of insurance placed include automobile, motorcycle, boat, life, business and homeowner's insurance. In addition, the DCAP Companies offer tax preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide services with regard to obtaining insurance premium financing and personal and automobile loans from third parties. The DCAP Companies also intend to provide direct insurance premium financing services to their clients. The Company has been in this business since its February 25, 1999 acquisition of the DCAP Companies.

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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.

                                                      Six Months Ended
                                                          June 30,
                                                   1999             1998

             Revenues                           $4,701,890      $4,456,089
             Net loss                           $ (364,025)     $ (684,236)
             Loss per share                          $(.03)          $(.05)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $71,200 for the six months ended June 30, 1999 and 1998. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified periods.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

     Six months ended
     June 30, 1999
     -------------

                           DCAP
                         Companies       Hotel       Other(1)         Total
                         ---------       -----       --------         -----

     Revenues            $3,010,681    $540,707    $  25,743         $3,577,131
     Net income (loss)      (19,495)     97,645     (120,941)           (42,791)

     ------------

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

6. On June 2, 1999, the Company sold, through a placement agent, 33.5 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or aggregate gross proceeds of $1,675,000). The proceeds of the offering are intended to be used for advertising, the establishment of premium finance operations, computer upgrades and working capital purposes.

     The securities offered in the private placement have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. Certain registration rights were granted to the purchasers of the offered securities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

     There are 55 "DCAP" offices in the New York metropolitan area. Four are wholly-owned by the Company; 23 are owned partially by the Company (directly or beneficially, generally ranging between 50% and 67%) and partially by other persons who generally operate the location; and 28 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company.

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

     On June 2, 1999, the Company sold, through a placement agent, 33.5 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or aggregate gross proceeds of $1,675,000). The proceeds of the offering are intended to be used for advertising, the establishment of premium finance operations, computer upgrades and working capital purposes.

     The securities offered in the private placement have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. Certain registration rights were granted to the purchasers of the offered securities.

Results of Operations
---------------------

     The Company's net loss for the six months ended June 30, 1999 was $42,791 as compared to a net loss of $53,824 for the six months ended June 30, 1998. The results of operations for the six months ended June 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The results of operations for the six months ended June 30, 1998 do not reflect any of the operations of the DCAP Companies.

     The reduction in the loss for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was the result primarily of higher room rental revenues from the Hotel of $79,830 and lower general and administrative expenses of $19,710 (without regard to the DCAP Companies). The above reductions in loss were offset by higher rent expense of $15,139 (since the Hotel's rental expense is based upon revenues received) and lower interest income of $15,090 (since, during the 1998 period, the Company recognized interest income from loans made to DCAP and such interest income recognition ceased effective with the closing of the DCAP acquisition). In addition, the Company incurred amortization expenses for the six months ended June 30, 1999 of $48,672 applicable to the DCAP acquisition that were not incurred in the 1998 period.

     The operations of the DCAP Companies from February 25, 1999 through June 30, 1999, on a stand-alone basis, generated a net loss of $19,495. The operations of the Hotel during the six months ended June 30, 1999, on a stand-alone basis, generated a net income of $97,645. Corporate- level expenses, not allocable to either the DCAP Companies or the Hotel, resulted in the net loss for the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had $1,295,608 in cash and cash equivalents and a working capital surplus of $420,813. As of December 31, 1998, the Company had $353,431 in cash and cash equivalents and a working capital surplus of $1,064,590.

     Cash and cash equivalents increased between December 31, 1998 and June 30, 1999 due to the following: (i) on February 25, 1999, concurrently with the closing of the DCAP acquisition, the Company received proceeds from the sale of stock in the amount of $1,118,718 (substantially all of which was used to satisfy accrued liabilities of the DCAP Companies), and (ii) on June 2, 1999, the Company's received $1,675,000 in gross proceeds from the sale of its securities in a private placement, as discussed under "Background."

     The reduction in working capital between December 31, 1998 and June 30, 1999 was primarily the result of the following: (i) the Company's working capital surplus as of December 31, 1998 included $846,362, which represented a note receivable (including accrued interest) from DCAP; such amount was eliminated in consolidation since DCAP is now a wholly-owned subsidiary of the Company; and (ii) as of February 25, 1999, the combined working capital deficiency of the DCAP Companies (exclusive of amounts owed to the Company) was approximately $888,000. The reduction was offset partially by the receipt of the private placement proceeds discussed under "Background."

Year 2000
---------

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

     There are only two information technology ("IT") systems that require Y2K analysis. One of these is in DCAP's headquarters and the Company believes that it has been brought into compliance in all material respects. The compliance work, which cost approximately $10,000, will be subject to verification and testing by an unrelated third party. Such verification, testing and related work may lead to additional expense and may require time for implementation that may extend into the fourth quarter of 1999. Management has been informed that such expense is not likely to exceed a maximum of $50,000.

     The second IT system that requires Y2K analysis is the storefront point of sale system, to which each DCAP store is connected; currently, this system is not Y2K-compliant. DCAP believes that this second IT system will be fully compliant by the end of the fourth quarter of 1999. The remediation of the storefront computer system will be accomplished in two steps. The first step consists of the installation of an entirely new system of leased computers. The programs that have been installed in these computers have been tested by an independent third party with whom DCAP has had a maintenance contract for the past four years. The testing of the storefront computer system, which occurred prior to installation, has been completed. The second step involves revisions to the programs that structure and give access to the database that each of the storefronts maintains. The revision to the database programs is expected to be completed before the end of the fourth quarter of 1999, and will be tested by the party performing the work. Other than the testing of the new storefront computer system and of the database programs revision, DCAP does not anticipate any independent verification of its Y2K readiness. The lease agreement obligates DCAP to make payments totaling $92,000; the database work is expected to cost approximately $20,000. It is anticipated that these costs will be expensed as incurred and funded through cash from operations.

     The only material non-IT system which might be impacted by the Y2K problem is DCAP's telephone system. DCAP has been assured by the manufacturer of the system that it has addressed its Y2K problems, and that it is prepared to upgrade the DCAP phone system, at a cost of $5,000, in order to make the system Y2K compliant. DCAP management has not yet determined whether to upgrade its phone system through an agreement with the manufacturer, or otherwise, but it anticipates that this single non-IT Y2K issue will be fully remediated by the end of the fourth quarter of 1999. An inventory and assessment of other potential non-IT systems, which could have an impact on the business, operations, and financial position of the DCAP Companies, has been completed by the management of DCAP. It was determined that no other non-IT systems will pose any Y2K problem.

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

     DCAP's management intends to develop a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan will involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the fourth quarter of 1999.

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

Forward Looking Statements
--------------------------

     Certain   information   contained  in  the  matters  set  forth  above  are
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward- looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of the litigation with regard to the Hotel lease, the dependence on the Company's executive management, uncertainties related to attempts to achieve Y2K compliance and the ability of the Company to raise additional capital which may be required in the near term. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

PART II. OTHER INFORMATION
         -----------------

Item 1. LEGAL PROCEEDINGS
        -----------------

          None

Item 2. CHANGES IN SECURITIES
        ---------------------

     On June 2, 1999, the Company sold, through Aegis Capital Corp., 33.5 Units, each Unit consisting of 45,453 Common Shares, 15,151 Class A Common Stock Purchase Warrants ("Class A Warrants"), 15,151 Class B Common Stock Purchase Warrants ("Class B Warrants") and 15,151 Class C Common Stock Purchase Warrants ("Class C Warrants"), at a price of $50,000 per Unit (or an aggregate of $1,675,000), to 43 accredited investors. The placement agent's commission was $5,000 per Unit (or an aggregate of $167,500).

     As indicated above, each Unit was comprised of 45,453 Common Shares, 15,151 Class A Warrants, 15,151 Class B Warrants and 15,151 Class C Warrants. The number of Common Shares included with a Unit was determined by dividing the per Unit purchase price of $50,000 by two-thirds of $1.65 (the approximate closing price of the Company's Common Shares, as reported by the NASD OTC Electronic Bulletin Board (the "Bulletin Board"), at or about the date of the commencement of the offering). Such price of $1.65 per share is referred to as the "Base Market Value". For each three Common Shares included within a Unit, one Class A Warrant, one Class B Warrant and one Class C Warrant were also included.

     If, at the time any of the issued Common Shares become publicly saleable (either pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or because a registration statement filed under the Securities Act covering such shares is declared effective by the Securities Exchange Commission), the preceding 30 trading day average of the closing prices of the Common Shares (as reported by the Bulletin Board, The Nasdaq Stock Market or a securities exchange, depending upon where the Company's Common Shares are then traded or listed) (the "Later Market Value") is less than the Base Market Value, the purchasers of the Units shall be entitled to receive additional Common Shares and Warrants as if the offering had been based upon the Later Market Value instead of the Base Market Value, i.e., two-thirds of the Later Market Value being used instead of two-thirds of the Base Market Value (but in no event more than an additional 50% of the original Common Shares and Warrants issued).

     Each Class A Warrant, Class B Warrant and Class C Warrant is exercisable until June 2, 2004, subject to earlier redemption, under certain circumstances, as discussed below.

     The Class A Warrants are exercisable at a price of $1.65 per share; the Class B Warrants are exercisable at a price of $2.06 per share; and the Class C Warrants are exercisable at a price of $2.48 per share. The respective exercise prices were determined based upon the Base Market Value. The exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants are equal to 100%, 125% and 150%, respectively, of the Base Market Value. In the event the Later Market Value is less than the Base Market Value, then the exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants shall be adjusted to equal 100%, 125% and 150%, respectively, of the Later Market Value (except that none of the respective exercise prices may be reduced by more than one-third). Any such readjustment in the exercise prices of the Warrants shall only apply to the unexercised portion of the Warrants.

     Each of the Warrants is subject to redemption by the Company, at a price of $.001 per Warrant, in the event the average of the closing prices of the Company's Common Shares during any 30 consecutive trading day period is at least 125% of the exercise price of the particular Warrants and a registration statement filed under the Securities Act is in effect covering the resale of the Common Shares underlying the particular Warrants. The Company shall be required to give 30 days notice of any such redemption. During the 30 day notice period, the holders of the particular Warrants shall be entitled to exercise their right to acquire the underlying Common Shares by paying the exercise price.

     The above offering of Units was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company determined that each of the purchasers was an "accredited investor." The certificates representing the Common Shares and Warrants bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     None

Item 5. OTHER INFORMATION
        -----------------

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)  Exhibits

          3(a) Certificate of Incorporation, as amended 1

          3(b) By-laws, as amended2

          27   Financial Data Schedule

--------

     1 Denotes document filed as exhibits to the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

     2 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, the following Current Reports on Form 8-K were filed by the Company:

          (i)  Date Filed: April 13, 1999
               Items Reported: 5 and 7

          (ii) Date Filed:  June 3, 1999
               Items Reported:  5 and 7

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             DCAP GROUP, INC.



Dated: August 13, 1999                      By: /s/ Kevin Lang
                                             ------------------------
                                                Kevin Lang
                                                President


Dated: August 13, 1999                      By: /s/ Abraham Weinzimer
                                            -------------------------
                                                Abraham Weinzimer
                                                Principal Financial Officer