Form 10QSB
period 1999-09-30
DCAP GROUP INC/
filed 1999-11-12
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,452,944 shares as of October 18, 1999

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 1999 (Unaudited)

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended September 30, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 1999 and 1998 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                              September 30, 1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,207,367
  Accounts receivable                                                591,873
  Prepaid expenses and
     other current assets                                             63,407
                  Total current assets                             1,862,647

PROPERTY AND EQUIPMENT, net                                        1,372,743

OTHER ASSETS:
  Receivable from stockholders                                       570,261
  Goodwill, net                                                    3,553,056
  Other intangibles, net                                             192,939
  Deposits and other assets                                          133,605
                                                                 -----------
                  Total other assets                               4,482,150

                                                                 $ 7,685,251
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   997,467
  Current portion of long-term debt                                  395,263
  Debentures payable                                                 154,200
  Due to related party                                                31,800
                                                                 -----------
                  Total current liabilities                        1,578,730

OTHER LIABILITIES:
  Long-term debt                                                     598,564
  Deferred revenue                                                   188,814
                  Total other liabilities                            787,378

MINORITY INTEREST                                                    913,497

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    13,452,944 shares                                                134,529
  Capital in excess of par                                         8,914,827
  Deficit                                                        (4,415,710)
                                                                 -----------
                                                                   4,633,646
  Subscription receivable                                           (228,000)
                                                                 $ 4,405,646

                                                                 $ 7,685,251
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Nine months ended
                                                               September 30,
                                                        1999             1998
                                                    -----------      ----------
Revenues:
    Rooms                                           $   740,462     $   641,494
    Commissions and fees                              5,185,085            - 0 -
    Other                                                33,821          15,146
    Interest                                             41,924          66,586
                                                     ----------      ----------
           Total revenues                             6,001,292         723,226
                                                     ----------      ----------

Costs and expenses:
    General, administrative
      and sundry                                      3,193,782         366,448
    Departmental                                        220,670         219,505
    Depreciation and amortization                       376,794          29,625
    Energy costs                                         14,250          15,638
    Interest                                            145,830             -0-
    Lease rentals                                       148,981         130,026
    Marketing                                         2,094,226          14,232
    Property operation
      and maintenance                                    19,726          21,161
    Provision for bad debt                                1,800           1,700
                                                     ----------      ----------

                                                      6,216,059         798,335
                                                     ----------      ----------

    (Loss) before income taxes
      and minority interest                            (214,767)        (75,109)
    Provision for income taxes                           22,957             -0-

    (Loss) before minority interest                    (237,724)        (75,109)
    Minority interest                                    63,760             -0-

    Net (loss)                                      $  (301,484)    $   (75,109)
                                                     ==========      ==========

    Net (loss) per common share:
         Basic                                      $      (.03)    $      (.01)
                                                     ==========      ==========
         Diluted                                    $      (.03)    $      (.01)
                                                     ==========      ==========

    Weighted average number of shares outstanding:
         Basic                                       11,225,865       5,591,367
                                                     ==========      ==========
         Diluted                                     11,225,865       5,591,367
                                                     ==========      ==========

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                            September 30,

                                                     1999                1998
                                                 ------------        -----------
Revenues:
    Rooms                                        $   216,301         $  197,163
    Commissions and fees                           2,174,404              - 0 -
    Other                                             18,658              4,942
    Interest                                          14,798             24,370
                                                  ----------          ---------
         Total revenues                            2,424,161            226,475
                                                  ----------          ---------

Costs and expenses:
    General, administrative
      and sundry                                   1,295,954            107,580
    Departmental                                      73,855             72,907
    Depreciation and amortization                    191,893              9,774
    Energy costs                                       4,245              5,197
    Interest expense                                  75,372                -0-
    Lease rentals                                     43,337             39,553
    Marketing                                        983,370              4,165
    Property operation
      and maintenance                                  6,560              7,984
    Provision for bad debt                               600                600
                                                  ----------          ---------

                                                   2,675,186            247,760
                                                  ----------          ---------

(Loss) before income taxes
    and minority interest                           (251,025)           (21,285)
Provision for income taxes                               668                -0-
                                                  ----------          ---------
(Loss) before minority interest                      251,693)           (21,285)
Minority interest                                      7,000                -0-
                                                  ----------          ---------

Net (loss)                                       $  (258,693)        $  (21,285)
                                                  ==========          =========

Net (loss) per common share:
    Basic                                        $      (.02)        $      .00
                                                  ==========          =========
    Diluted                                      $      (.02)        $      .00
                                                  ==========          =========

Weighted average number of shares outstanding:
    Basic                                         13,452,944          5,591,367
                                                  ==========          =========
    Diluted                                       13,452,944          5,591,367
                                                  ==========          =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine months ended
                                                              September 30,
                                                           1999           1998
                                                       ---------     -----------

Cash flows from operating activities:
  Net (loss)                                            (301,484)     $ (75,109)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
       Depreciation and amortization                     376,794         29,625
       Provision for bad debts                             1,800          1,700
       Minority interest in net earnings                  63,760            -0-
       Decrease (increase) in assets:
         Accounts receivable                            (182,777)       (41,845)
         Prepaid expenses and other
           current assets                                103,703        (31,780)
         Deposits and other assets                         9,548         (1,336)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses           (87,025)       (34,524)
         Deferred revenue                                (33,635)           -0-
                                                        --------      ---------
       Net cash (used in)
          operating activities                           (49,316)      (153,269)

Cash flows from investing activities:
       Increase in notes and
        other receivables                             (1,258,038)      (468,860)
      Acquisition of property and equipment             (202,275)       (11,985)
      Other                                                - 0 -            -0-
                                                       ---------      ---------
      Net cash (used in)
        investing activities                          (1,460,313)      (480,845)

Cash flows from financing activities:
      Proceeds from issuance of stock                  2,342,565            -0-
      Proceeds from issuance of long-term debt            21,000            -0-
                                                       ---------      ---------
      Net cash provided by
          financing activities                         2,363,565            -0-

      Net increase (decrease) in cash and
          cash equivalents                               853,936       (634,114)
      Cash and cash equivalents,
         beginning of period                             353,431      1,040,389
                                                       ---------      ---------
      Cash and cash equivalents,
         end of period                                $1,207,367     $  406,275
                                                       =========      =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 1999, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.

                                                    Nine Months Ended
                                                       September 30,
                                                   1999           1998

                  Revenues                     $7,165,132      $6,371,248
                  Net loss                     $ (624,686)     $ (992,936)
                  Loss per share               $     (.05)     $     (.07)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $112,716 for the nine months ended September 30, 1999 and 1998. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified periods.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

     Nine months ended
     September 30, 1999

                               DCAP
                            Companies      Hotel      Other(1)       Total

     Revenues              $5,185,085    $776,612    $ 39,595    $6,001,292
     Net income (loss)      (236,724)     128,169    (192,929)     (301,484)

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

6. On June 2, 1999, the Company sold, through a placement agent, 33.5 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or aggregate gross proceeds of $1,675,000). The proceeds of the offering have been used, and are intended to be used, for advertising, the establishment of premium finance operations, computer upgrades and working capital purposes.

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

        NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

     The DCAP Companies are compensated for their insurance-related services by commissions paid by insurance companies and service fees paid by their clients. The commission is usually a percentage of the premium paid by the insured; the service fee is a flat fee. The DCAP Companies do not engage in underwriting activities and therefore do not assume underwriting risks.

     There are 59 "DCAP" offices in the New York metropolitan area. Four are wholly-owned by the Company; 23 are owned partially by the Company (directly or beneficially, generally ranging between 50% and 67%) and partially by other persons who generally operate the location; and 32 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company.

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

     On June 2, 1999, the Company sold, through a placement agent, 33.5 Units (consisting of Common Shares and warrants) at a purchase price of $50,000 per Unit (or aggregate gross proceeds of $1,675,000). The proceeds of the offering have been used, and are intended to be used, for advertising, the establishment of premium finance operations, computer upgrades and working capital purposes.

     The securities offered in the private placement have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. Certain registration rights were granted to the purchasers of the offered securities.

Results of Operations

     The Company's net loss for the nine months ended September 30, 1999 was $301,484 as compared to a net loss of $75,109 for the nine months ended
September 30, 1998. The results of operations for the nine months ended September 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The results of operations for the nine months ended September 30, 1998 do not reflect any of the operations of the DCAP Companies.

     The increase in the loss for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was the result primarily of the operations of the DCAP Companies from February 25, 1999 through September 30, 1999, which, on a stand-alone basis, generated a net loss of $236,724.

     The operations of the Hotel during the nine months ended September 30, 1999, on a stand-alone basis, generated a net income of $128,169.
Corporate-level expenses of $192,929 for the nine months ended September 30, 1999, not allocable to either the DCAP Companies or the Hotel, contributed to the net loss for the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999, the Company had higher room rental revenues from the Hotel of $98,968 and lower general and administrative expenses of $89,162 (without regard to the DCAP Companies), in each case as compared to the nine months ended September 30, 1998. The above factors were offset by higher rent expense of $18,955 (since the Hotel's rental expense is based upon revenues received) and lower interest income of $24,662 (since, during the 1998 period, the Company recognized interest income from loans made to DCAP and such interest income recognition ceased effective with the closing of the DCAP acquisition). In addition, the Company incurred amortization expenses for the nine months ended September 30, 1999 of $87,012 applicable to the DCAP acquisition that were not incurred in the 1998 period.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had $1,207,367 in cash and cash equivalents and a working capital surplus of $251,628. As of December 31, 1998, the Company had $353,431 in cash and cash equivalents and a working capital surplus of $1,064,590.

     Cash and cash equivalents increased between December 31, 1998 and September 30, 1999 due to the following: (i) on February 25, 1999, concurrently with the closing of the DCAP acquisition, the Company received proceeds from the sale of stock in the amount of $1,118,718 (substantially all of which was used to satisfy accrued liabilities of the DCAP Companies), and (ii) on June 2, 1999, the Company's received $1,675,000 in gross proceeds from the sale of its securities in a private placement, as discussed under "Background."

     The reduction in working capital between December 31, 1998 and September 30, 1999 was primarily the result of the following: (i) the Company's working capital surplus as of December 31, 1998 included $846,362, which represented a note receivable (including accrued interest) from DCAP; such amount was eliminated in consolidation since DCAP is now a wholly-owned subsidiary of the Company; and (ii) as of February 25, 1999, the combined working capital deficiency of the DCAP Companies (exclusive of amounts owed to the Company) was approximately $888,000. The reduction was offset partially by the receipt of the private placement proceeds discussed under "Background."

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

     There are only two information technology ("IT") systems that require Y2K analysis. One of these is in DCAP's headquarters and the Company believes that it has been brought into compliance in all material respects. The compliance work (including related verification and testing by an unrelated third party) cost approximately $10,000.

     The second IT system that requires Y2K analysis is the storefront point of sale system, to which each DCAP store is connected. DCAP believes that this second IT system is Y2K compliant in all material respects. The remediation of the storefront computer system was accomplished in two steps. The first step consisted of the installation of an entirely new system of leased computers. The programs that have been installed in these computers have been tested by an independent third party with whom DCAP has had a maintenance contract for the past four years. The testing of the storefront computer system, which occurred prior to installation, has been completed. The second step involved revisions to the programs that structure and give access to the database that each of the storefronts maintains. The revised program is currently being installed in the various DCAP stores. DCAP does not anticipate any additional independent verification of its Y2K readiness in this regard. The computer lease agreement obligates DCAP to make payments totaling $92,000; the database work cost approximately $20,000. It is anticipated that these costs will be expensed as incurred and funded through cash from operations.

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

     DCAP's executive management has been contacted by all of the major insurance carriers with which it does a significant amount of business. Most of these major carriers, such as Chubb and Travelers, have notified DCAP that their Y2K compliance programs are at or near completion, and DCAP therefore anticipates no material Y2K problems with these parties. The object of the contacts by these companies was to ensure that DCAP itself would be Y2K compliant, in order to ensure the orderly continuation of business with them. However, neither the Company nor the management of DCAP can assure that the systems of these insurance carriers, upon which the business of the DCAP Companies depends, will be Y2K compliant on a timely basis. DCAP is developing contingency plans designed to enable it to continue its operations in the event of the loss of business from one or more of these carriers or due to other third party failures.

     DCAP's management is developing a "worst-case scenario" with respect to Y2K non-compliance and contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the fourth quarter of 1999.

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

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             3(a) Certificate of Incorporation, as amended 1

             3(b) By-laws, as amended2

             27   Financial Data Schedule

         (b) Reports on Form 8-K

             During the quarter ended September 30, 1999, the following Current Report on Form 8-K was filed by the Company:

             (i)  Date Filed: July 1, 1999
                  Item Reported:  7


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



                                             DCAP GROUP, INC.



Dated:  November 9, 1999                     By: /s/ Kevin Lang
                                                ---------------------------
                                                Kevin Lang
                                                President


Dated:  November 9, 1999                     By: /s/ Abraham Weinzimer
                                                ---------------------------
                                                Abraham Weinzimer
                                                Principal Financial Officer