Form 10KSB
period 1999-12-31
DCAP GROUP INC/
filed 2000-04-14
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
         (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------  -------------------

            Commission file number          0-1665
                                        ----------------

                                DCAP GROUP, INC.
                                -----------------
                 (Name of small business issuer in its charter)
        Delaware                                           36-2476480
        ---------                                         -----------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                          Identification No.)

90 Merrick Avenue, East Meadow, New York                        11554
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (516) 794-6300
                          ---------------

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                 Name of each exchange on which registered
 -------------------                 -----------------------------------------
        none
        ----                         -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                      ---    ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

     State issuer's revenues for its most recent fiscal year: $9,149,909

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,371,784 as of February 29, 2000

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes     No    .
                                      ----   ----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,299,176 shares as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX                             Page No.

Forward Looking Statements.................................................2

PART I

Item 1.      Description of Business.......................................2

Item 2.      Description of Property.......................................14

Item 3.      Legal Proceedings.............................................15

Item 4.      Submission of Matters to a Vote of Security Holders...........15


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters......16

Item 6.      Management's Discussion and Analysis or Plan of Operation.....17

Item 7.      Financial Statements..........................................19

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................19


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.............20

Item 10.     Executive Compensation........................................22

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions................29


PART IV

Item 13.     Exhibits and Reports on Form 8-K..............................36

Signatures

                                     PART I

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Annual Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of the litigation with regard to the Company's hotel lease, the dependence on the Company's executive management, and the ability of the Company to raise additional capital which may be required in the near term. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 1.           DESCRIPTION OF BUSINESS

(a)      Business Development

     Background

     Prior to February 25, 1999, the sole business of DCAP Group, Inc. (formerly EXTECH Corporation) (the "Company") was the operation, through a wholly-owned subsidiary, IAH, Inc., of the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). See "International Airport Hotel" in Item 1(b) hereof.

     DCAP Acquisition

     On February 25, 1999, pursuant to an Agreement, dated as of May 8, 1998, by and among the Company, Morton L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer (Messrs. Lang and Weinzimer are sometimes referred to collectively as the "DCAP Shareholders"), as amended (the "DCAP Agreement"), the Company acquired from the DCAP Shareholders all of the issued and outstanding shares of Common Stock of DCAP Insurance Agencies, Inc. (then known as Dealers Choice Automotive Planning Inc.) ("DCAP") as well as interests held by them in certain companies affiliated with DCAP (collectively with DCAP, the "DCAP Companies"). The DCAP

Companies are engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of their customers. In addition, the DCAP Companies offer income tax return preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide premium financing services for their customers.

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

                  (iii) Messrs. Certilman and Haft (or their designees) each purchased from the Company 226,000 Common Shares (an aggregate of 452,000 Common Shares) at a purchase price of $.25 per share.

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

                  (vii) The size of the Board of Directors of the Company was initially increased to four, Leon Lapidus resigned as a director of the Company, and Messrs. Lang and Weinzimer were appointed as directors thereof.

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

     Private Placement

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

     As indicated above, each Unit was comprised of 45,453 Common Shares, 15,151 Class A Warrants, 15,151 Class B Warrants and 15,151 Class C Warrants. The number of Common Shares included with a Unit was determined by dividing the per Unit purchase price of $50,000 by two- thirds of $1.65 (the approximate closing price of the Company's Common Shares, as reported by the NASD OTC Electronic Bulletin Board (the "Bulletin Board"), at or about the date of the commencement of the offering). Such price of $1.65 per share is referred to as the "Base Market Value". For each three Common Shares included within a Unit, one Class A Warrant, one Class B Warrant and one Class C Warrant were also included.

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

     The Class A Warrants are exercisable at a price of $1.65 per share; the Class B Warrants are exercisable at a price of $2.06 per share; and the Class C Warrants are exercisable at a price of $2.48 per share. The respective exercise prices were determined based upon the Base Market Value. The exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants are equal to 100%, 125% and 150%, respectively, of the Base Market Value. In the event the Later Market Value is less than the Base Market Value, then the exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants shall be adjusted to equal 100%, 125% and 150%, respectively, of the Later Market Value (except that none of the respective exercise prices may be reduced by more than one- third). Any such readjustment in the exercise prices of the Warrants shall only apply to the unexercised portion of the Warrants.

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

     Acquisitions of Joint Venture Interests

     Pursuant to various agreements entered into by the Company in December 1999, the Company acquired the interests of its joint venture partners in 15 DCAP retail insurance stores, in exchange for the issuance of approximately 850,000 Common Shares of the Company. These acquisitions are part of the Company's plan to phase out joint ventures in the DCAP system and to concentrate on wholly-owned and franchise operations.

(b)      Business of Issuer

     General

     The Company, through the DCAP Companies, is engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of its customers. In addition, the DCAP Companies offer income tax return preparation services and automobile club services for roadside emergencies. The DCAP Companies also provide premium financing for their customers.

     The Company is compensated for its insurance-related services by commissions paid by insurance companies; the commission is usually a percentage of the premium paid by the insured. The Company does not engage in underwriting activities and therefore does not assume underwriting risks.

     There are 51 existing "DCAP" offices in the New York metropolitan area. Sixteen are wholly-owned by the Company (each a "wholly-owned office"). Eight are owned partially by the Company (ranging between 50% and 80%) and partially by other persons who generally operate the location (the "joint venture partner") (each a "joint venture office"). Twenty-seven are franchises (each a "franchise"), in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company. During the last four months of 1999 and first quarter of 2000, the Company sold an aggregate of 21 franchises. One of these opened for business in February 2000. It is anticipated that the remaining 20 franchised stores will open during the second quarter of 2000. In April 1999, DCAP obtained a license from the State of Connecticut to sell insurance in that State, and expects to begin placing policies there in the near future.

     The Company, through IAH, also operates the International Airport Hotel in San Juan, Puerto Rico.

     DCAP Companies

     Insurance Brokerage

     Commissions and other fees received in connection with the selling of automobile insurance policies, as well as other types of property and casualty insurance, represent approximately 88% of the revenues of the DCAP Companies. Initially, the DCAP Companies specialized in offering assigned-risk and nonstandard insurance policies. Assigned-risk and nonstandard policies are issued after an analysis of such factors as the driver's accident record, the kind of car being insured, the age and credit risk of the driver, where the insured lives, and other items. Over the last several years, the DCAP Companies have also been marketing and selling standard and preferred policies; commissions and other amounts received in connection with the issuance of standard and preferred policies now represent approximately 15% to 20% of their auto insurance revenues. Because DCAP has insurance underwriting relationships with several nationally known insurance carriers, including Chubb, Travelers, Progressive Casualty, CNA, AIG, and The Robert Plan (see "Eagle" in Item 12 hereof), the DCAP Companies, serving as either brokers or agents, can offer their customers many carrier and premium options.

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

     In addition to automobile insurance brokerage, the DCAP Companies offer property and casualty insurance for motorcycles and boats, life insurance, commercial property insurance, homeowner's insurance and excess coverage. The DCAP Companies also provide premium financing services (see "Premium Financing" below) for their customers.

     DCAP has obtained the right to receive calls placed to "1-800-INSURANCE" in the states of New York, New Jersey, Connecticut and Pennsylvania (except for one area code in Pennsylvania) as a means to increase its insurance brokerage business.

     Income Tax Return Preparation

     Income tax return preparation services have been provided by a small number of the DCAP Companies since 1997 and are now provided by nearly half of them. The tax return preparation service allows the DCAP Companies to offer an additional service to the walk-in customers who comprise the bulk of their customer base, as well as to existing customers. DCAP has also obtained the right to receive calls placed to "1-800-INCOME TAX" nationwide as a means to increase its tax preparation business.

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

     Premium Financing

     Clients who purchase insurance policies are often unable to pay the premium in a lump sum or to make the required down payment, and, therefore, require financing. The DCAP Companies until recently out sourced premium financing for their clients. Based upon the perceived need for premium financing, Payments, Inc., a wholly-owned subsidiary, was formed and became licensed by the New York State Banking Department as a premium finance company.

     In September 1999, Payments, Inc., Flatiron Credit Company, Inc. ("Flatiron") and Westchester Premium Acceptance Corp. ("WPAC") executed a Sale and Assignment Agreement pursuant to which Flatiron, through WPAC (its licensed premium finance affiliate), has agreed to purchase Payments, Inc.'s premium finance receivables up to $3,000,000 (the "Flatiron Agreement"). Pursuant to the Flatiron Agreement, Payments, Inc. is entitled to be paid, in addition to the amount of the receivable purchased, $20 with respect to each such receivable. The Flatiron Agreement terminates on September 1, 2002, and either party may voluntarily terminate the Flatiron Agreement upon 90 days written notice. Payments, Inc. is not liable to WPAC with respect to uncollected receivables; however, the Company must repurchase any premium finance contract that WPAC determines does not meet the requirements of the Flatiron Agreement.

     Automobile Club

     As a complement to the automobile insurance operations, the DCAP Companies offer automobile club services for roadside emergencies. Memberships are offered by the DCAP Companies for such services, and arrangements are made by a third party with service stations and towing companies to fulfill service call requirements.

     Locations

     The following reflects the locations of the DCAP offices, the nature of the ownership (i.e., wholly-owned, joint venture or franchise) and the services currently being provided by the office:


Office Location                         Nature of Ownership                     Services Provided
---------------                         -------------------                     -----------------

New York State
--------------
 Nassau County
 -------------

1905 Hempstead Tpke.                                                            Insurance Brokerage
East Meadow                             Wholly-owned                            Tax Preparation

17-19 West Sunrise Highway                                                      Insurance Brokerage
Freeport                                Joint Venture                           Tax Preparation

53 Forest Avenue
Glen Cove                               Franchise                               Insurance Brokerage

28 Main Street                                                                  Insurance Brokerage
Hempstead                               Wholly-owned                            Tax Preparation







Office Location                         Nature of Ownership                     Services Provided
---------------                         -------------------                     -----------------

418 South Broadway                                                              Insurance Brokerage
Hicksville                              Wholly-owned                            Tax Preparation

535 Burnside Avenue
Inwood                                  Franchise                               Insurance Brokerage

8 West Park Avenue
Long Beach                              Franchise                               Insurance Brokerage

416 Hillside Avenue
New Hyde Park                           Franchise                               Insurance Brokerage

3789 Merrick Road                                                               Insurance Brokerage
Seaford                                 Wholly-owned                            Tax Preparation

290 W. Merrick Road
Valley Stream                           Franchise                               Insurance Brokerage

149 Post Avenue
Westbury                                Franchise                               Insurance Brokerage

310 Willis Avenue
Mineola                                 Franchise                               Insurance Brokerage

 Suffolk County
 --------------

709 North Broadway                                                              Insurance Brokerage
Amityville                              Wholly-owned                            Tax Preparation

779 Suffolk Avenue                                                              Insurance Brokerage
Brentwood                               Joint Venture                           Tax Preparation

809 Jericho Tpke                                                                Insurance Brokerage
Huntington                              Franchise                               Tax Preparation

2690 Rte. 112                                                                   Insurance Brokerage
Medford                                 Wholly-owned                            Tax Preparation

1472 Deer Park Avenue
North Babylon                           Franchise                               Insurance Brokerage

1116 Middle Country Road
Selden                                  Franchise                               Insurance Brokerage

861 Montauk Highway
Shirley                                 Franchise                               Insurance Brokerage

105 East Main Street
Smithtown                               Franchise                               Insurance Brokerage

79 Main Street
West Sayville                           Franchise                               Insurance Brokerage

 New York City
 -------------
  Queens
  ------

29-28 Hoyt Avenue South
Astoria                                 Franchise                               Insurance Brokerage

43-04A Bell Blvd.                                                               Insurance Brokerage
Bayside                                 Joint Venture                           Tax Preparation

159-03 Northern Blvd.                                                           Insurance Brokerage
Flushing                                Joint Venture                           Tax Preparation






Office Location                         Nature of Ownership                     Services Provided
---------------                         -------------------                     -----------------

176-69 Union Tpke.                                                              Insurance Brokerage
Fresh Meadows                           Franchise                               Tax Preparation

89-13 37th Avenue                                                               Insurance Brokerage
Jackson Heights                         Joint Venture                           Tax Preparation

167-10A Hillside Avenue                                                         Insurance Brokerage
Jamaica                                 Wholly-owned                            Tax Preparation

120-01 Liberty Avenue                                                           Insurance Brokerage
Richmond Hill                           Wholly-owned                            Tax Preparation

59-30 Myrtle Avenue                                                             Insurance Brokerage
Ridgewood                               Joint Venture                           Tax Preparation

86-56 Woodhaven Blvd.                                                           Insurance Brokerage
Woodhaven                               Wholly-owned                            Tax Preparation

  Bronx
  -----

1980 East Tremont Avenue                Wholly-owned                            Insurance Brokerage
                                                                                Tax Preparation

660 East Fordham Road                   Franchise                               Insurance Brokerage

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

318A Utica Avenue
Crown Heights                           Franchise                               Insurance Brokerage

483 Hudson Avenue                                                               Insurance Brokerage
Downtown Brooklyn                       Wholly-owned                            Tax Preparation

330 McGuiness Blvd.
Greenpoint                              Franchise                               Insurance Brokerage

4501 5th Avenue
Sunset Park                             Franchise                               Insurance Brokerage

1336 Myrtle Avenue                      Franchise                               Insurance Brokerage
Wyckoff Heights

  Staten Island
  -------------

2048 Victory Blvd.                      Wholly-owned                            Insurance Brokerage
                                                                                Tax Preparation
  Manhattan
  ---------

90 Worth Street                                                                 Insurance Brokerage
Downtown                                Wholly-owned                            Tax Preparation

667 Amsterdam Avenue                                                            Insurance Brokerage
Uptown                                  Wholly-owned                            Tax Preparation







Office Location                         Nature of Ownership                     Services Provided
---------------                         -------------------                     -----------------

790 11th Avenue
West Side                               Franchise                               Insurance Brokerage

203 Dyckman Street
Washington Heights                      Franchise                               Insurance Brokerage

 Westchester County
 ------------------

680 Main Street
New Rochelle                            Franchise                               Insurance Brokerage

728 Central Avenue
Scarsdale                               Franchise                               Insurance Brokerage

200 Hamilton Avenue                                                             Insurance Brokerage
White Plains                            Wholly-owned                            Tax Preparation

6KA Mall Walk                                                                   Insurance Brokerage
Yonkers                                 Wholly-owned                            Tax Preparation

New Jersey
----------

119-131 Rte. 22 East                                                            Insurance Brokerage
Greenbrook                              Joint Venture                           Tax Preparation

109 Main Street                                                                 Insurance Brokerage
Hackensack                              Joint Venture                           Tax Preparation


     Structure and Operations

     As indicated above, of the 51 existing "DCAP" offices, 16 are wholly-owned offices, 8 are joint venture offices and 27 are franchises. The joint venture offices and franchises consist of both "conversion" operations, i.e., where an existing insurance brokerage with an established business becomes a DCAP office, and "startup" operations, i.e., where an entrepreneur commences business operations as a DCAP office. The wholly-owned offices are managed by persons employed by the respective DCAP Company; each joint venture office is managed either by the joint venture partner or a person employed by the DCAP Company; and each franchise is managed by or under the supervision of the franchisee.

     To promote consistency and efficiency, all DCAP office managers (including a joint venture partner, if a manager) are trained by DCAP. The DCAP training program covers marketing, sales and underwriting training, office and logistics training, and extensive computer training, including training with regard to the DCAP Management System described below.

     DCAP provides the administrative services and functions of a "central office" to the wholly- owned and joint venture offices. Among the services rendered to these storefront offices are sales training, bookkeeping and accounting, processing services and customer service functions provided primarily in connection with insurance policy brokerage. DCAP has approximately 24 employees engaged in the provision of "central office" services. Franchises operate without the assistance of DCAP's "central office" functions.

     The DCAP staff also provides to all stores management support services that include assistance with regard to the hiring of employees and the writing of local advertising, and advice concerning appropriate potential carriers for particular customers. DCAP also manages the cooperative advertising program in which all of the DCAP offices participate.

     In addition to the above services, DCAP provides to all DCAP offices a direct business relationship with nationally-known and local insurance carriers that would otherwise be beyond the reach of small, privately-owned retail insurance operations. As a result, an individual DCAP office can offer policy and premium options to its customers that other local insurance brokerages cannot. This direct relationship is enhanced by a software system, known as the DCAP Management System ("DMS"), that provides a direct link to certain carrier databases. DMS enables each DCAP office that utilizes it to access policy coverage and cost information, application requirements, and other kinds of information. It also enables the DCAP offices' brokers to search various databases to obtain pertinent information about potential customers.

     Strategy

     The Company seeks to achieve an increase in market share through a three-pronged strategy of (i) increasing name recognition, (ii) expanding and diversifying the products and services offered by the DCAP offices, and (iii) utilizing toll-free telephone numbers.

     Increased name recognition will be pursued through the establishment of additional DCAP storefront sites (both conversion and start-up types), combined with increased marketing activities. In addition, the cooperative advertising program will continue to use the aggregated buying power of the DCAP offices to advertise in various editions of directories and in automobile sales and other publications, and intends to initiate television advertising.

     The second strategy, expanding and diversifying the products and services offered, will capitalize on the nature of the typical DCAP customer. It is contemplated that such person, the "walk-in" customer, will be offered not only a variety of automobile insurance products, but, as noted above, additional types of insurance currently offered, including life, commercial property and homeowner's insurance, and excess coverage, and other services, including an income tax return processing program, a premium financing service and consumer finance services including personal and automobile loans.

     The final strategy entails utilizing toll-free telephone numbers. Telephone calls received are routed to the DCAP office nearest the call (based on the zip code of the caller) for handling. DCAP is promoting "1-800-INSURANCE" and "1-800-INCOME TAX" in its current markets and intends to utilize such numbers in the future as its market expands.

     International Airport Hotel

     General

     The Company, through IAH, operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). The Hotel is located on the site of the San Juan International Airport (the "Airport") and occupies the third and fifth floors of the main terminal building. In addition to its 57 guest rooms, the Hotel has a lobby area. The Hotel caters generally to commercial and tourist travelers in transit; it is marketed through brochures, local advertising and in-airport advertising. IAH also operates a video game room on the terminal level of the Airport. The operations of the Hotel are highly seasonal, with a disproportionate share of its revenues generated during the first several months of the calendar year. Approximately 13% of the total room sales for the Hotel for 1999 were attributable to one customer, American Airlines. During 1999, the Hotel's average occupancy rate was approximately 64%. From 1995 to 1998, the average occupancy rate was approximately 60%. The Hotel's average room rate during 1999 was approximately $73.

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

     Based upon IAH's refusal to acknowledge that, effective January 1, 1996, it occupied the Hotel on a month-to-month basis, in February 1996, the Ports Authority requested that IAH vacate, surrender and deliver the premises by February 29, 1996. Following the receipt of such request, on February 26, 1996, IAH brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the Hotel. The action seeks a declaratory judgment that IAH exercised an option with respect to its lease for the Hotel for an extension of the term of five years commencing on January 1, 1996 or, in the alternative, that the Ports Authority executed a new lease agreement for a ten year period commencing on such date. IAH has continued to operate the Hotel during the pendency of the action. The trial of the action is scheduled to begin on May 31, 2000.

     In seeking to protect its interests under the original lease agreement, as extended, in April 1997, IAH purchased a bank certificate of deposit in the amount of $40,000 and pledged it to the Ports Authority as security for the payment of amounts due under the lease agreement, as required by the terms thereof (but which previously had not been delivered).

     Employees

     The Company and its subsidiaries employ approximately 93 persons; seven of them (all of whom are employees of IAH) are represented by a collective bargaining organization. The Company believes that its relationship with its employees is good.

ITEM 2.           DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 90 Merrick Avenue, East Meadow, New York where approximately 200 square feet of space are occupied on a month-to-month basis at a monthly rental of $500.

     DCAP's executive offices are located at 2545 Hempstead Turnpike, East Meadow, New York. The 24 wholly-owned or joint venture "DCAP" offices (and DCAP's executive offices) are operated pursuant to leases that expire from time to time through 2006 and provide for an aggregate base rental of approximately $747,000 per annum.

     The Hotel is leased by IAH from the Ports Authority. The annual rental obligation for the Hotel equals the greater of $169,400 or 20% of annual gross revenues, as defined. Total rent expense under the lease amounted to $196,119 for 1999 as compared to $184,634 for 1998. See "International Airport Hotel - Dispute with Ports Authority" in
Item 1(b) hereof.

     Reference is made to "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof for a discussion of certain pending litigation with regard to IAH's lease rights in the Hotel.

ITEM 3.           LEGAL PROCEEDINGS

     In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank ("Regent") against DCAP and Payments, Inc. alleging that DCAP and Payments, Inc. breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP, Payments, Inc. and affiliated agencies. Subsequently, Regent amended its pleading to add Kevin Lang and Abraham Weinzimer, DCAP's principals, as defendants. Regent claims that the defendants are liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claims damages in excess of $800,000. DCAP and Payments, Inc. have interposed several affirmative defenses and have asserted counterclaims against Regent for breach of contract and fraud. DCAP and Payments, Inc. seek damages of $40,000. This matter has been placed on the list of matters to be scheduled for trial, but no date has been set for a trial. DCAP believes that it has meritorious defenses to Regent's claims and intends to defend and pursue its counterclaim vigorously. In March 1997, DCAP, Payments, Inc. and their affiliated agencies brought a separate action against Regent, among others, in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000. Such action has been stayed pending the resolution of the Pennsylvania action.

     Reference is made to "International Airport Hotel - Dispute with Ports Authority" in Item 1(b) hereof for a discussion of a certain action brought with respect to the term of the Hotel lease.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

                  MATTERS

(a)      Market Information

     The Company's Common Shares are traded on the NASD OTC Electronic Bulletin Board (the "Bulletin Board") under the symbol "DCAP". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Shares as reported by the Bulletin Board:

1998 Calendar Year                                   High               Low

First Quarter                                      $ .75               $ .69
Second Quarter                                       .81                 .62
Third Quarter                                       1.81                 .69
Fourth Quarter                                      2.19                1.47

1999 Calendar Year                                   High               Low

First Quarter                                     $ 2.41               $1.47
Second Quarter                                      1.75                1.19
Third Quarter                                       1.62                1.00
Fourth Quarter                                      1.28                 .75

     The above quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(b)      Holders

     As of April 7, 2000, there were approximately 2,328 record holders of the Company's Common Shares.

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

 (d)     Recent Sales of Unregistered Securities

     Pursuant to various agreements entered into by the Company in December 1999, the Company acquired the interests of its joint venture partners in 15 DCAP retail insurance stores, in exchange for the issuance of approximately 850,000 Common Shares of the Company. These acquisitions are part of the Company's plan to phase out joint ventures in the DCAP system and to concentrate on wholly-owned and franchise operations.

     The securities offered in these transactions have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof.

     These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Rule 505 or 506 of Regulation D promulgated thereunder. The certificates representing the Common Shares issued in connection with these transactions bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Results of Operations:

     The Company's net loss for the year ended December 31, 1999 was $450,042 as compared to a net loss of $111,581 for the year ended December 31, 1998. The results of operations for the year ended December 31, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The results of operations for the year ended December 31, 1998 do not reflect any of the operations of the DCAP Companies. During the year ended December 31, 1999, revenues from the operations of the DCAP Companies were $8,045,737 while Hotel revenues for such year were $1,014,950.

     The increase in the loss for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was the result primarily of the operations of the DCAP Companies from February 25, 1999, which, on a stand-alone basis, generated a net loss of $173,160, and $260,000 of amortization relating to goodwill and other intangible assets generated primarily by the DCAP Acquisition, which was accounted for under the purchase method of accounting.

     The operations of the Hotel during the year ended December 31, 1999, on a stand-alone basis, generated a net income of $149,080. Corporate-level expenses of $227,496 for the year ended December 31, 1999, not allocable to either the DCAP Companies or the Hotel, contributed to the net loss for the year ended December 31, 1999.

     During the year ended December 31, 1999, the Company had higher room rental revenues from the Hotel of $62,299 as compared to the year ended December 31, 1998. Such increase was offset by higher rent expense of $11,785 (since the Hotel's rental expense is based upon revenues received) and higher general and administrative operating expenses of $38,878 (without regard to the DCAP Companies).

Liquidity and Capital Resources

     As of December 31, 1999, the Company had $943,176 in cash and cash equivalents and a working capital deficiency of $211,777. As of December 31, 1998, the Company had $353,431 in cash and cash equivalents and a working capital surplus of $1,064,590.

     Cash and cash equivalents increased between December 31, 1998 and December 31, 1999 due to the following: (i) on February 25, 1999, concurrently with the closing of the DCAP acquisition, the Company received proceeds from the sale of stock in the amount of $1,118,718 (substantially all of which was used to satisfy accrued liabilities of the DCAP Companies), and (ii) on June 2, 1999, the Company received $1,675,000 in gross proceeds from the sale of its securities in a private placement, as discussed under Item 1 hereof.

     The reduction in working capital between December 31, 1998 and December 31, 1999 was primarily the result of the following: (i) the Company's working capital surplus as of December 31,

1998 included $846,362, which represented a note receivable (including accrued interest) from DCAP; such amount was eliminated in consolidation since DCAP is now a wholly-owned subsidiary of the Company; (ii) as of February 25, 1999, the combined working capital deficiency of the DCAP Companies (exclusive of amounts owed to the Company) was approximately $888,730; and (iii) the loss incurred during 1999. The reduction was offset partially by the receipt of the private placement proceeds discussed under Item 1 hereof.

     Reference is also made to Item 1(b) hereof for a discussion of certain litigation with the Ports Authority with regard to the Hotel.

Other

     In April 1999, DCAP obtained a license form the State of Connecticut to sell insurance in that State. The Company is in the process of contacting carriers and expects to begin placing policies in Connecticut in the near future. The Company intends to add consumer finance products to its portfolio of services and products, including auto loans and personal loans, personal lines of credit, and extended auto warranty insurance, among others. These products are expected to generate new revenues for DCAP.

     In addition, an aggregate of 21 new franchises were sold in the last four months of 1999 and the first quarter of 2000. One of these opened for business in February 2000, and the Company anticipates that the remaining 20 franchised stores will open during of the second quarter of 2000, which would bring the total number of DCAP locations to 71.

ITEM 7.           FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

                  ACT

Executive Officers and Directors

     The names and ages of, and the positions held by, the executive officers and directors of the Company are set forth below.

     Name                               Age          Position Held
     ----                               ---          -------------

     Morton L. Certilman                68           Chairman of the Board
                                                     and Director

     Jay M. Haft                        64           Vice Chairman of the Board
                                                     and Director

     Kevin Lang                         42           President and Director

     Abraham Weinzimer                  42           Executive Vice President
                                                     and Director

     Robert M. Wallach                  47           Director

     Brian K. Ziegler                   45           Secretary


     Morton L. Certilman

     Mr. Certilman was elected Chairman of the Board of the Company in February 1999 concurrently with the closing of the DCAP Acquisition. Prior thereto and from October 1989, he served as the Company's President. He has also served as a director of the Company since October 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council, and is a director of the Long Island Association and the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association

Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Jay M. Haft

     Mr. Haft was elected Vice Chairman of the Board of the Company in February 1999 concurrently with the closing of the DCAP Acquisition. Prior thereto and from October 1989, he served as the Company's Chairman of the Board. He has also served as a director of the Company since October 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft. From 1989 to 1994, he was a senior corporate partner of such firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. He is also a director of numerous public and private corporations, including Robotic Vision Systems, Inc., NCT Group, Inc., Encore Medical Corporation, PC Service Source, Inc., DUSA Pharmaceuticals, Inc., Oryx Technology Corp., and Thrift Management, Inc, all of whose securities are traded in the over-the-counter market, and serves as Chairman of the Board of NCT Group, Inc. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, and a national trustee of the Miami Ballet, as well as a trustee of Florida International University. Mr. Haft received B.A. and LL.B. degrees from Yale University.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of written representations that no reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were complied with, except that Mr. Wallach failed to file his Form 3.

ITEM 10.          EXECUTIVE COMPENSATION

(a)      Summary Compensation Table

     The following table sets forth certain information concerning the compensation of Messrs. Certilman, Lang and Weinzimer, the Company's Chairman of the Board, President and Executive Vice President, respectively (the "Named Executive Officers"), for the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer of the Company as of December 31, 1999 had a total salary and bonus for the year then ended in excess of $100,000.



                           SUMMARY COMPENSATION TABLE



                                                                        Long-Term Compensation
Name and                                    Annual Compensation                  Awards                   All Other
Principal Position              Year            Salary                  Shares Underlying Options       Compensation

Morton L. Certilman
Chairman of the Board           1999            $129,167                        225,000                     -0-*
                                1998             150,000                           -                        -0-*
                                1997             150,000                           -                        -0-*

Kevin Lang
President                       1999            $208,000(1)                     200,000                      -
                                1998                -                              -                         -
                                1997                -                              -                         -

Abraham Weinzimer
Executive Vice President        1999            $208,000(1)                     200,000                      -
                                1998                -                              -                         -
                                1997                -                              -                         -

--------------------
* Excludes fees payable during 1997, 1998 and 1999 by the Company to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member. See Item 12 hereof.

(1) Represents salary paid from February 25, 1999, the date of the DCAP Acquisition.

(b)      Option Grants


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1999

                                Number of Common        Percentage of Total
                                Shares Underlying       Options Granted To
         Name                   Options Granted         Employees in Fiscal Year   Exercise Price          Expiration Date
         -----                  ---------------         ------------------------   --------------          ---------------
Morton L. Certilman             225,000                         26.5%                  $2.69(1)            February 25, 2004

Jay M. Haft                     225,000                         26.5%                  $2.69%              February 25, 2004

Kevin Lang                      200,000                         23.5%                  $2.69%              February 25, 2004

Abraham Weinzimer               200,000                         23.5%                  $2.69%              February 25, 2004

-------------

(1) Such price represents 110% of the fair market value of the Common Shares on the date of grant.



                                             AGGREGATED OPTION EXERCISES IN FISCAL YEAR
                                      ENDED DECEMBER 31, 1999 AND FISCAL YEAR-END OPTION VALUES

                                                                    Number of Shares
                                                                 Underlying Unexercised            Value of Unexercised
                         Number of                                     Options at                  In-the-Money Options
                       Shares Acquired           Value             December 31, 1999               at December 31, 1999
Name                      on Exercise          Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
----                   ----------------        --------        -------------------------       --------------------------

Morton L. Certilman             -               N/A                     0/225,000                       N/A

Jay M. Haft                     -               N/A                     0/225,000                       N/A

Kevin Lang                      -               N/A                     0/200,000                       N/A

Abraham Weinzimer               -               N/A                     0/200,000                       N/A

(d)      Long-Term Incentive Plan Awards

     No awards were made to any of the Named Executive Officers during the fiscal year ended December 31, 1999 under any long-term incentive plan.

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

     Special Provisions for Lang and Weinzimer

     Loans

     For each of the twelve-month periods of the Initial Term, the Company will be obligated, upon the written request of each of Messrs. Lang and Weinzimer, to lend to him up to $20,000. The right of Messrs. Lang and Weinzimer to obtain such $20,000 annual loan is assignable by each to the other. Each such loan is to be evidenced by a promissory note in the principal amount of the loan and is to provide for, among other things, the following:

          (i) interest at the prime rate (as published in the Wall Street Journal); and

          (ii) payment of principal and interest in four equal annual installments, commencing one year from the date of each loan (but in no event after the seventh anniversary of the closing of the DCAP Acquisition), subject to acceleration to the extent that the borrower receives any proceeds from the sale or other disposition of any Common Shares (see "DCAP Agreement - Sale of Company Shares" in Item 12 hereof).

     The repayment of all amounts due under each such note is to be secured by the pledge by the borrower, pursuant to a pledge agreement, of five Common Shares of the Company for each one dollar loaned. To date, no loans have been made to either Mr. Lang or Mr. Weinzimer.

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

     ISOs may be granted to all employees (including officers) of the Company or any subsidiary of the Company. Nonstatutory Stock Options may be granted to all such employees as well as non- employee directors of, and certain consultants and advisors to, the Company or any subsidiary thereof.

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

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

     The following table sets forth certain information as of February 29, 2000 with respect to the beneficial ownership of the outstanding Common Shares of the Company by (i) each holder of more than 5% of the outstanding Common Shares;
(ii) each of the Company's directors; and (iii) the directors and executive officers of the Company as a group.


                                                  Number of
           Name and Address                     Common Shares
                  of                             Beneficially                    Approximate
            Beneficial Owner                        Owned                    Percentage of Class
         ---------------------                     ------                    -------------------
Kevin Lang                                     2,675,000(1)(2)                      15.7%
  2545 Hempstead Turnpike                             (3)
  East Meadow, New York

Abraham Weinzimer                              2,675,000(1)(2)                      15.7%
  2545 Hempstead Turnpike                             (3)
  East Meadow, New York

Jay M. Haft                                    1,676,393(2)(3)                      10.5%
  1001 Brickell Bay Drive                             (4)
  Miami, Florida

Eagle Insurance Company                        1,486,893(5)                          9.4%
  c/o The Robert Plan
      Corporation
  999 Stewart Avenue
  Bethpage, New York

Morton L. Certilman                            1,223,505(2)(3)                      7.9%
  The Financial Center                                (6)
      at Mitchel Field
  90 Merrick Avenue
  East Meadow, New York



                                                  Number of
           Name and Address                     Common Shares
                  of                             Beneficially                    Approximate
            Beneficial Owner                        Owned                    Percentage of Class
         ---------------------                     ------                    -------------------

Robert M. Wallach                                   -0- (7)                           -
  c/o The Robert Plan
      Corporation
  999 Stewart Avenue
  Bethpage, New York

All executive officers                         9,900,138(1)(2)                      67.2%
and directors as a group                            (3)(4)
(6 persons)                                         (6)(8)
                                                    (9)

---------

          (1) Includes for each of Messrs. Lang and Weinzimer 100,000 shares issuable upon the exercise of currently exercisable options. Of the shares beneficially owned by each of Messrs. Lang and Weinzimer, 1,020,000 shares are pledged to the Company as security for the payment of certain promissory notes. See "DCAP Agreement - Acquisition of Common Shares" in Item 12 hereof.

          (2) Reference is made to "DCAP  Agreement - Agreement as to Voting" in
          Item 12 hereof for a discussion of a certain agreement as to voting among Messrs. Lang, Weinzimer, Certilman and Haft.

          (3) Messrs. Lang, Weinzimer, Certilman and Haft have filed a Schedule 13D under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their respective equity interests in the Company. In view of the voting agreement referenced in footnote
          (2) hereof, Messrs. Lang, Weinzimer, Certilman and Haft may be deemed a group. Accordingly, the group of Messrs. Lang, Weinzimer, Certilman and Haft beneficially owns 8,249,898 Common Shares. Such amount represents approximately 56.0% of the outstanding Common Shares of the Company. However, each of Messrs. Lang, Weinzimer, Certilman and Haft independently makes his own decisions with respect to the acquisition and disposition of the Common Shares directly owned by him, as well as with respect to the voting of Common Shares on matters not covered by the voting agreement, and neither Mr. Lang, Mr. Weinzimer, Mr. Certilman nor Mr. Haft has any economic interest in the Common Shares directly owned by any of the others.

          (4) Includes 112,500 shares issuable upon the exercise of currently exercisable options and 15,380 shares held in a retirement trust for the benefit of Mr. Haft.

          (5) Eagle is a wholly-owned subsidiary of The Robert Plan. See "Eagle" under Item 12 hereof.

          (6) Includes 112,500 shares issuable upon the exercise of currently exercisable options and 902,452 shares held in a retirement trust for the benefit of Mr. Certilman.

          (7) Excludes shares owned by Eagle, of which Mr. Wallach, a director of the Company, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

          (8) Includes 28,423 shares held by an executive officer and 134,924 shares held by trusts for the benefit of such officer's minor children and by such executive officer's wife. Such executive officer disclaims beneficial ownership of the shares owned by such trusts and his wife.

          (9) Includes shares owned by Eagle, of which Mr. Wallach, a director of the Company, is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

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

     Restrictive Covenant Agreements

     At the closing of the DCAP Agreement, each of Messrs. Lang and Weinzimer executed and delivered to the Company a restrictive covenant agreement (collectively, the "Restrictive Covenant Agreements") pursuant to which each agreed that he will not, within five years of the date of the closing, without the prior written consent of the Company, directly or indirectly, anywhere within five miles of the location of any office of any of the DCAP Companies or any franchisee, among other things, engage or participate in a business that is similar to or competitive with, directly or indirectly, the DCAP Business (as defined in the DCAP Agreement). The restrictive covenants shall cease to apply in the event (i) the employment of Mr. Lang or Mr. Weinzimer with the Company is terminated by the Company without "cause" (see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements - Termination" in
Item 10 hereof), or (ii) the Company defaults in its obligation to make any post-termination payments as provided for in the Employment Agreement and such default continues for a period of 20 days following receipt by the Company of written notice thereof. The restrictive covenants contained in the Restrictive Covenant Agreements are separate and independent from the restrictive covenants contained in the Employment Agreements discussed in Item 10 hereof.

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

Other

     Contemplated Transaction

     Four of the DCAP Companies (the "Related Stores") are owned one-half by Mr. Certilman's daughter. The Company is contemplating entering into an agreement with Mr. Certilman's daughter or Mr. Certilman (the "Related Party") pursuant to which the Company would sell its 50% interest in each of the Related Stores to the Related Party. The terms of the agreement have not been finalized and there can be no assurance that the Company and the Related Party will in fact enter into such an agreement. As presently contemplated by the parties, the material terms and conditions of such agreement would include the following:

         (i) The purchase price for the Company's interest in the Related Stores would be approximately $141,000, after certain credits.

         (ii) The purchase price would be payable as follows: (a) $66,000 would be payable at the rate of $6,000 per month, starting on the first anniversary of the closing, and (b) the balance of the purchase price would be payable over five years, together with 6% interest, in equal monthly installments commencing on the second anniversary of the closing.

         (iii) The Company would waive all indebtedness owing by the Related Stores to the Company. As of March 31, 2000, the approximate amount of such indebtedness was $238,000.

         (iv) The Related Stores would become conversion franchisees, and the first annual franchise charge of $18,000 per store would be paid in full at the closing in consideration for a waiver of the annual franchise charges during the second year.

         (v) The Related Stores would enter into franchise agreements with the Company, which would be similar in most respects to the Company's standard conversion franchise agreement (including standard territorial rights), except that (a) the Related Stores would have a right of first refusal with regard to franchise locations to be offered in zip codes adjoining those in which the Related Stores are located, and (b) in the event the Company sells another franchise to be located in the territory with respect to which a Related Store currently has certain rights (which is more expansive than contemplated to be granted pursuant to the franchise agreements), the annual franchise fee for the particular Related Store would be waived for six months.

         (vi) Certain license fees totaling $40,000 previously prepaid by the Related Party would be retained by the Company, to be applied generally against franchise fees for any new franchises granted to the Related Party.

     Relationship

     Certilman Balin Adler & Hyman, LLP ("Certilman Balin"), a law firm of which Mr. Certilman is a member, serves as counsel to the Company. It is presently anticipated that such firm will continue to represent the Company and its subsidiaries and affiliates and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services. Certilman Balin has also served as counsel to DCAP and The Robert Plan with respect to certain matters; however, such firm did not serve as counsel to DCAP or Messrs. Lang and Weinzimer in connection with the DCAP Agreement or to Eagle in connection with the Eagle Agreement. In addition, it is not contemplated that Certilman Balin will serve as counsel to either the Company or the Related Party in connection with the contemplated transaction discussed above under Item 12.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit

Number                     Description of Exhibit

 3(a)    Certificate of Incorporation, as amended(1)

   (b)   By-laws, as amended(2)

10(a)    Agreement, dated July 22, 1988, between the Ports Authority and IAH(3)

10(b) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(4)

10(c)    1998 Stock Option Plan(2)

10(d) License and Royalty Agreement, dated July 1991, among the Company, IFTI Capital Appreciation Management Corporation, and NPS Products, Inc.(5)

10(e)    Agreement, dated as of May 8, 1998, by and among the Company and Morton
         L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer, as amended(2)

10(f) Promissory Note, dated February 25, 1999, from Kevin Lang to the Company in the principal amount of $114,000(2)

10(g) Pledge Agreement, dated February 25, 1999, between the Company and Kevin Lang ($114,000 Note)(2)

10(h) Promissory Note, dated February 25, 1999, from Kevin Lang to the Company in the principal amount of $112,500(2)

10(i) Pledge Agreement, dated February 25, 1999, between the Company and Kevin Lang ($112,500 Note)(2)

10(j) Promissory Note, dated February 25, 1999, from Abraham Weinzimer to the Company in the principal amount of $114,000(2)

10(k) Pledge Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer ($114,000 Note)(2)

10(l) Promissory Note, dated February 25, 1999, from Abraham Weinzimer to the Company in the principal amount of $112,500(2)

10(m) Pledge Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer ($112,500 Note)(2)

10(n) Employment Agreement, dated February 25, 1999, between the Company and Morton L. Certilman(2)

10(o) Employment Agreement, dated February 25, 1999, between the Company and Jay M. Haft(2)

10(p) Employment Agreement, dated February 25, 1999, between the Company and Kevin Lang(2)

10(q) Employment Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer(2)

10(r) Stock Option Agreement, dated February 25, 1999, between the Company and Morton L. Certilman(2)

10(s) Stock Option Agreement, dated February 25, 1999, between the Company and Jay M. Haft(2)

10(t) Stock Option Agreement, dated February 25, 1999, between the Company and Kevin Lang(2)

10(u) Stock Option Agreement, dated February 25, 1999, between the Company and Abraham Weinzimer(2)

10(v) Subscription Agreement, dated as of October 2, 1998, between the Company and Eagle Insurance Company and amendments thereto(2)

10(w) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999

10(x) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999

10(y) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999

10(z) Sale and Assignment Agreement, dated as of September 1, 1999, among Payments, Inc., Flatiron Credit Company, Inc. and Westchester Premium Acceptance Corp.

21       Subsidiaries of the Registrant

27       Financial Data Schedule

(1) Denotes document filed as exhibits to the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

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

(b)      Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

                        DCAP GROUP, INC. AND SUBSIDIARIES

                               REPORT ON AUDITS OF

                        CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 1999

Item  7.  Consolidated Financial Statements

                                      INDEX

                                                                Page
                                                                ----

Independent auditors' report                                    F-2


Consolidated balance sheet                                      F-3


Consolidated statements of operations                           F-4


Consolidated statement of stockholders' equity                  F-5


Consolidated statements of cash flows                           F-6


Notes to consolidated financial statements                   F-7 - F-18

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Independent Auditors' Report

Board of Directors and Stockholders
DCAP Group, Inc.
East Meadow, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                    HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
April 7, 2000

                        DCAP GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999


           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $      943,176

   Accounts receivable, net of allowance for
     doubtful accounts of $53,000                                         529,986

   Notes receivable (Note 4)                                              141,500

   Prepaid expenses and other current assets                               47,826
                                                                   --------------

       Total current assets                                             1,662,488


PROPERTY AND EQUIPMENT, net (Note 5)                                    1,427,479

GOODWILL, net (Note 3)                                                  3,789,143

OTHER INTANGIBLES, net (Note 3)                                           564,028

NOTES RECEIVABLE (Note 4)                                                 413,896
RECEIVABLE FROM STOCKHOLDERS (Note 3)                                     225,000

DEPOSITS AND OTHER ASSETS (Note 6)                                        133,728
                                                                   --------------


                                                                   $    8,215,762
                                                                   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Notes 7 and 8)           $    1,369,363

   Current portion of long-term debt (Note 10)                             49,169

   Current portion of capital lease obligations (Note 11)                 301,533

   Debentures payable (Note 9)                                            154,200
                                                                   --------------

       Total current liabilities                                        1,874,265
                                                                   --------------


LONG-TERM DEBT (Note 10)                                                  286,575
                                                                   --------------


CAPITAL LEASE OBLIGATIONS (Note 11)                                       311,466
                                                                   --------------


DEFERRED REVENUE                                                           39,787
                                                                   --------------


MINORITY INTEREST                                                         600,348
                                                                   --------------

COMMITMENTS (Note 14)

STOCKHOLDERS' EQUITY: (Notes 3 and 15)
   Common stock, $.01 par value; authorized 25,000,000 shares;
     issued and outstanding 14,299,176 shares                             142,992

   Capital in excess of par                                             9,752,597

   Deficit                                                             (4,564,268)
                                                                    -------------

                                                                        5,331,321

   Subscription receivable                                               (228,000)
                                                                   --------------

                                                                        5,103,321
                                                                   --------------

                                                                   $    8,215,762
                                                                   ==============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Years Ended

                                                                                         December 31,
                                                                                  ------------------------
                                                                                  1999                   1998
                                                                             -------------            ---------
REVENUES:

   Commissions and fees                                                      $8,045,737            $      -

   Rooms                                                                        967,744                  905,445

   Other operating departments                                                   55,430                   38,062

   Interest (Notes 3 and 4)                                                      80,998                   87,526
                                                                             -------------         --------------


       Total revenues                                                         9,149,909                1,031,033
                                                                             -------------         -------------


COSTS AND EXPENSES:
   General and administrative expenses (Note 18)                              7,307,976                  440,192

   Provision for bad debts                                                       44,497                   37,180

   Departmental                                                                 396,872                  389,082

   Depreciation and amortization                                                721,998                   40,492

   Interest                                                                     135,715                    -

   Lease rentals (Notes 12 and 14)                                            1,012,647                  184,634

   Property operation and maintenance                                            33,819                   46,704
                                                                             -------------         -------------


       Total costs and expenses                                               9,653,524                1,138,284
                                                                             -------------         -------------


LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                     (503,615)                (107,251)


INCOME TAXES (Note 13)                                                            7,239                    4,330
                                                                             -------------         -------------


LOSS BEFORE MINORITY INTEREST                                                  (510,854)                (111,581)


MINORITY INTEREST                                                                60,812                   -
                                                                             -------------         -------------


NET LOSS                                                                   $   (450,042)        $       (111,581)
                                                                             =============         =============


NET LOSS PER COMMON SHARE (Note 15)






   Basic                                                                   $       (.04)       $            (.02)
                                                                            ==============        ==============

   Diluted                                                                 $       (.04)       $            (.02)
                                                                            ==============        ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING

   Basic                                                                     11,729,970                5,591,367
                                                                            ==============        ==============

   Diluted                                                                   11,729,970                5,591,367
                                                                            ==============        ==============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Common Stock               Capital
                                      -----------------------------       in Excess                     Subscription
                                        Shares            Amount          of Par           Deficit      Receivable        Total
                                      --------------    -----------    --------------      -------      -------------     -----

Balance, December 31, 1997               5,591,367     $    55,914    $   5,264,950    $ (4,002,645)    $    -          $1,318,219

Net loss for the year                           -               -                -         (111,581)         -            (111,581)
                                     -------------     -----------    -------------    ------------     ------------- -------------

Balance, December 31, 1998               5,591,367          55,914        5,264,950      (4,114,226)         -           1,206,638

Securities issued in connection
    with business acquisitions
    (Notes 3 and 15)                     6,188,893          61,889        2,109,829              -        (228,000)      1,943,718

Securities issued to acquire
    intangible property                    150,000           1,500          195,375              -           -             196,875

Securities issued in private
    placement, net of expenses
    (Note 15)                            1,522,684          15,227        1,344,673              -           -           1,359,900

Securities issued in connection
    with acquisition of shares of
    affiliates (Note 3)                    846,232           8,462          837,770              -           -             846,232

Net loss for the year                           -               -                -         (450,042)         -            (450,042)
                                     -------------     -----------    -------------    ------------     -------------    -----------

Balance, December 31, 1999              14,299,176     $   142,992    $   9,752,597    $ (4,564,268)    $ (228,000)     $5,103,321
                                     =============     ===========    =============    ============     =============    ===========



                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended

                                                                                           December 31,
                                                                                    ------------------------
                                                                                    1999                  1998
                                                                                -------------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (450,042)        $    (111,581)

   Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                               721,998                40,492

       Bad debt expense (recovery)                                                   8,000                (1,700)

       Minority interest                                                           (60,812)                   -

       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                    (127,092)              (38,916)

           Prepaid expenses and other assets                                      (111,065)             (120,513)

           Deposits and other assets                                                40,545                    -

         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                    73,570                51,359

           Deferred revenue                                                       (101,662)                   -
                                                                             -------------         -------------

       Net cash used in operating activities                                        (6,560)             (180,859)
                                                                             -------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (124,528)              (15,053)

   Notes receivable - net                                                       (1,468,173)             (491,046)

   Net cash acquired from business combinations                                     39,065                    -
                                                                             -------------         -------------

       Net cash used in investing activities                                    (1,553,636)             (506,099)
                                                                             -------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                           (328,677)                   -

   Proceeds from issuance of stock                                               2,478,618                    -
                                                                             -------------         -------------

       Net cash provided by financing activities                                 2,149,941                    -
                                                                             -------------         -------------


Net increase (decrease) in cash and cash equivalents                               589,745              (686,958)


Cash and cash equivalents, beginning of year                                       353,431             1,040,389
                                                                             -------------         -------------


Cash and cash equivalents, end of year                                       $     943,176         $     353,431
                                                                             =============         =============




                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.   Organization and Nature of Business:
     -----------------------------------

     DCAP Group, Inc. and Subsidiaries (the "Company") operates a network of retail offices engaged in the sale of retail auto, motorcycle, boat, life, business, and homeowner's insurance. The Company also provides tax preparation services, automobile club services for roadside emergencies, and premium financing services. In addition, the Company operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through its wholly-owned subsidiary, IAH, Inc. The Hotel caters generally to commercial and tourist travelers in transit.

     On February 25, 1999, the Company acquired all of the outstanding stock of Dealers Choice Automotive Planning, Inc. ("DCAP") as well as interests in the other related companies ("DCAP Companies"). The Company's consolidated statements of operations include the results of operations of the DCAP Companies from the date of acquisition to December 31, 1999.

2.   Summary of Significant Accounting Policies:

     a. Principles of consolidation
        ---------------------------

     The accompanying consolidated financial statements include the accounts of all subsidiaries in which the Company exercises significant influence over all decision making related to the ongoing major operations. All significant intercompany accounts and transactions have been eliminated.

     b. Revenue recognition
        -------------------

     The Company recognizes commission revenue from insurance policies at the beginning of the contract period, on income tax preparation when the services are completed and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all the Company's contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. Premium financing fee revenue is recognized when financing is provided to the insured.

     Revenues from room sales are recorded at the time services are performed.

     c. Goodwill and intangible assets
        ------------------------------

     The excess of the fair value paid over the net assets from the Company's acquisitions of DCAP and interests in other DCAP Companies has been allocated to goodwill and other intangible assets, including its workforce, restrictive covenants and customer lists. Accordingly, a significant portion of the purchase price of each acquisition is considered to relate to goodwill. In determining the period in which to amortize goodwill, management considered the effects of obsolescence, demand, competition, the rate of technological change, expected changes in distribution channels and barriers to entry. Goodwill and other intangibles recorded in connection with the Company's acquisitions is amortized on a straight-line basis over a period of five to fifteen years (Note 3).

     ------------------------------------------

     d. Property and equipment
        ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease.

     e. Concentration of credit risk
        ----------------------------

     The Company invests its excess cash in deposits and money market accounts with major financial institutions and has not experienced losses related to these investments.

     A majority of the Company's receivables are derived from commissions earned from insurance companies. Concentration of credit risk with respect to its receivables is considered to be limited due to its regulated customer base.

     f. Statement of cash flows
        -----------------------

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

     g. Estimates
        ---------

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

     h. Loss Per Share:
        --------------

     The Company's net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding.

     i. Advertising costs:
        -----------------

     Advertising costs are charged to operations when the advertising first takes place.

     j. Impairment of long-lived assets:
        -------------------------------

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     k. Reclassifications
        -----------------

     Certain  reclassifications  have  been made to the  consolidated  financial
statements   for  the  year  ended   December  31,  1998  to  conform  with  the
classifications used in 1999.

3.     Business Combinations:

     a. Acquisition of DCAP
        -------------------

     On February 25, 1999, the Company acquired all of the outstanding stock of DCAP, as well as interests in DCAP Companies. The aggregate purchase price of DCAP was approximately $1,055,000, consisting of the issuance of 3,300,000 shares of the Company's common stock, valued at $825,000, plus related expenses of approximately $230,000. This acquisition was accounted for under the purchase method of accounting.

     The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair values on the date of acquisition. Approximately $3,242,000 and $450,000 of intangible assets generated by the acquisition were allocated to goodwill and other intangible assets, respectively. These assets are being amortized over their estimated useful lives. The components of goodwill and other intangible assets are as follows:

                                                               Amount                        Life

          Workforce                                         $    250,000                     8 years
          Restrictive Covenants                                  100,000                    10 years
          Customer Lists                                         100,000                     2 years
          Goodwill - Insurance Business                        3,215,000                    15 years
          Goodwill - Income Tax Business                          27,000                     5 years

     Additionally, the Company also issued 950,000 common shares to certain of the DCAP shareholders in exchange for $9,500 in cash and $228,000 in promissory notes. These notes bear interest at 6% per annum and are payable in six equal annual installments of $49,881, including principal and interest commencing April 15, 2001 and continuing through April 15, 2006. The due dates are subject to acceleration to the extent that these same shareholders receive any proceeds from the sale or other disposition of any of the Company's common shares.

     Additionally, the Company received non-recourse promissory notes aggregating $225,000 from the DCAP shareholders in consideration of loans made to them in such aggregate amount. The notes bear interest at 6% per annum and are payable in six equal annual installments of $49,225, including principal and interest commencing April 15, 2001 and continuing through April 15, 2006. The due dates are subject to acceleration to the extent that the shareholders receive any proceeds from the sale or other disposition of any of the Company's common shares. The proceeds of the loans were used to purchase 900,000 common shares from an existing shareholder. Interest income accrued on these loans approximated $23,000 for the year ended December 31, 1999.

     The promissory notes received at the closing of the DCAP agreement are secured by 2,040,000 common shares of the Company.

     An  independent   valuation  was  performed   primarily   using  the  asset
accumulation method for valuing the stock exchanged in the acquisition.

       ---------------------

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination described above and acquisitions of joint venture interests described below, had occurred on January 1, 1998:

                                                           Years Ended
                                                           December 31,
                                               ---------------------------------
                                                     1999              1998
                                               --------------      -------------

      Revenues                                 $   10,287,261     $   8,872,928
      Loss from operations                           (925,932)       (1,703,967)
      Net loss                                       (873,735)       (1,781,367)
      Basic net loss per share                           (.07)             (.14)
      Diluted net loss per share                         (.07)             (.14)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place as of January 1, 1998 and on the basis assumed above.

     b. Acquisitions of joint venture interests
        ---------------------------------------

     During 1999, the Company acquired the interests in various DCAP Retail Insurance Stores in exchange for 846,232 shares of common stock, valued at $846,232, plus $57,400 in cash. These transactions have been accounted for under the purchase method of accounting.

     The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the date of acquisition. Approximately $730,000 of the aggregate purchase price was allocated to goodwill and is being amortized over its estimated useful life of fifteen years.

4.     Notes Receivable:
       ----------------

     Included in notes receivable at December 31, 1999, is $87,000 of notes due from various DCAP franchises. The notes are payable in monthly installments of approximately $7,600, including interest at 8.5%, through December 2000.

     In June 1998, the Company sold all potential future commissions on renewal policies belonging to one of its DCAP stores for $20,000 in cash and a note for $65,000. As of December 31, 1999, the balance on the note approximated $34,000 and is payable in monthly installments of $2,000, including interest at 8%, through June 2001.

     Included in notes receivable at December 31, 1999, are amounts due from stockholders approximating $359,000. The notes are due on December 31, 2003, together with accrued interest at the rate of 6.6% per annum. Interest income accrued on such notes for the year ended December 31, 1999 approximated $22,000.

5.     Property and Equipment:
       ----------------------

 At December 31, 1999, property and equipment consists of the following:

   Furniture, fixtures and equipment                        $     845,732

   Office equipment                                               422,307

   Leasehold improvements                                         711,972

   Operating equipment                                             11,463

   Computer hardware and software                               1,606,107

   Transportation equipment                                        31,047

   Entertainment facility                                         200,538
                                                            -------------

                                                                3,829,166

   Less accumulated depreciation and amortization               2,401,687
                                                            -------------

                                                            $   1,427,479
                                                            =============

6.     Deposits and Other Assets:
       -------------------------

     In April 1998, the Company purchased a bank certificate of deposit in the amount of $40,000, which is included in deposits and other assets at December 31, 1999. This amount is pledged to the Puerto Rico Ports Authority ("Ports Authority") as security for payment of amounts due under the lease agreement.

7.     Accounts Payable and Accrued Expenses:
       -------------------------------------

       At December 31, 1999, accounts payable and accrued expenses consist of the following:

       Accounts payable                                     $   660,777

       Payroll and related costs                                191,349

       Deferred revenue                                          81,000

       Professional fees                                        204,912

       Rent                                                      66,199

       Premiums payable                                          93,341

       Other                                                     71,785
                                                          -------------

                                                          $   1,369,363
                                                          =============

8.     Deferred Compensation:
       ---------------------

     The Company has an agreement to pay special compensation to certain IAH employees who at the date of retirement have accumulated 20 years of uninterrupted service. Maximum amount payable per employee is $3,000. There are seven employees covered by this plan, four of them with

15 years of accumulated service. Compensation is accrued pro-ratably from the inception of the plan to the date each employee is eligible for benefits.

9.     Debentures Payable:
       ------------------

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 1999, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

10.    Long-Term Debt:
       --------------

       At December 31, 1999, long-term debt is comprised of the following:


       Notes  payable  to  former  stockholders,  due  in  monthly  installments aggregating  $3,178,  including  interest at rates  ranging from 6% to
          10%, maturing at varying dates through September 2002.                      $     60,306


       Note payable to franchisee,  due in varying monthly  installments ranging from $1,700 to $2,000 per month through April 2003, including interest
          at approximately 24% per annum.                                                   56,134


       Mortgage  payable,  due in  monthly  installments  of  $1,803,  including interest  at 9%,  per  annum  through  May  2017.  The  obligation  is collateralized by the Company's entertainment facility having a book
          value of $170,000.                                                               190,091


       Other                                                                                29,213
                                                                                      ------------

                                                                                           335,744

       Less current maturities                                                              49,169
                                                                                      ------------

                                                                                      $    286,575
                                                                                      ============

       Long-term debt matures as follows:

                      Year Ended                          December 31,
                                                         -------------
                        2000                             $    49,000
                        2001                                  69,000
                        2002                                  35,000
                        2003                                  14,000
                        2004                                   7,000
                     Thereafter                              162,000

11.    Capitalized Lease Obligations:
       -----------------------------

     Included in computer and office equipment are certain assets having a book value of approximately $1,580,000, leased under capital leases. The future minimum lease payments of these capital leases and the present value of the net minimum lease payments as of December 31, 1999 are as follows:

                      Year Ended                          December 31,
                                                          -----------

                        2000                             $   379,175
                        2001                                 187,332
                        2002                                 101,065
                        2003                                  63,298
                        2004                                  32,787
                                                         -----------

   Minimum lease payment                                        763,657
   Less amount representing interest                            150,658
                                                            -----------
   Present value of net minimum lease payments                  612,999
   Less current maturities                                      301,533
                                                            -----------
   Present value of net minimum lease payments              $   311,466
                                                            ===========

12.    Related Party Transaction:
       -------------------------

     During the years ended December 31, 1999 and 1998, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 1999 and 1998.

13.    Income Taxes:
       ------------

     The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

     The 1999 and 1998 income of IAH, Inc., a wholly-owned subsidiary, has been calculated excluding the loss of DCAP Group, Inc., as it is separately taxed under the laws of Puerto Rico. For 1999 and 1998, a provision of approximately $7,000 and $4,000 has been made for this tax liability, respectively.

     The provision for income taxes is comprised of the following:

                                                         Years Ended
                                                         December 31,
                                                  ------------------------
                                                   1999               1998
                                               ------------      ------------

       Benefit at Federal statutory rates      $   (171,229)     $   (36,465)
       Loss in excess of available benefit          178,468           40,795
                                               ------------      -----------
                                               $      7,239      $     4,330
                                               ============      ===========

     At December 31, 1999, the Company had net operating loss carryforwards for tax purposes of approximately $3,600,000. The tax loss carryforwards expire at various dates through 2019.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

     Deferred tax assets at December 31, 1999 consist of the following:

       Deferred tax assets:
          Net operating loss carryovers                  $   1,439,900
          Other                                                 55,000
                                                         -------------
          Total deferred tax asset                           1,494,900
          Less valuation allowance                          (1,494,900)
                                                            ----------
       Net deferred tax assets                           $          -
                                                         =============

14.    Commitments:
       -----------

     a. IAH, Inc. leases the International Airport Hotel (the "Hotel") property pursuant to an operating lease with the Ports Authority, which expired in December 1995. As discussed below, IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000, which right it exercised, or alternatively, that the Ports Authority executed a new lease agreement for a ten year term commencing on January 1, 1996. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to approximately $196,000 for 1999 and $185,000 for 1998.

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

     b. The Company and each of its affiliates lease office space under noncancellable operating leases expiring at various dates through the year 2006. Many of the leases include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

                      Year Ended
                     December 31,
                     ------------

                        2000                               $  747,000
                        2001                                  617,000
                        2002                                  491,000
                        2003                                  334,000
                        2004                                  134,000
                     Thereafter                               144,000

     Rental expense approximated $816,000 for the year ended December 31, 1999.

     c. Employment agreements
        ---------------------

     In connection with the DCAP acquisition, the Company entered into five-year employment agreements with certain directors/officers and DCAP shareholders commencing February 25, 1999. The agreements provide for a three-year renewal term, which is automatic unless the Company, by vote of 75% of all of the members of the Board of Directors, as defined, determines otherwise. Certain agreements provide for bonuses based upon profitability. In the event that the Company does not extend an employment agreement, the employee will generally receive an additional two years of his base salary. Total annual compensation provided for under these agreements is $647,000. During the initial term of the employment agreements, the Company is obligated to make loans of up to $20,000 per year to each of the DCAP shareholders.

       -----------

     c. Litigation
        ----------

     The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.

15.    Stockholders' Equity:
       -------------------

     a. Private placement of securities
        -------------------------------

     On June 2, 1999, the Company sold, through a private placement, 33.5 Units (each consisting of 45,453 common shares and 15,151 Class A, 15,151 Class B and 15,151 Class C warrants) at a purchase price of $50,000 per Unit for net proceeds of $1,360,000 net of closing costs approximating $315,000. Each Class A, B and C warrant is exercisable at $1.65, $2.06 and $2.48, respectively and expires June 2, 2004. All warrants issued in connection with the private placement were outstanding at December 31, 1999. Each of the warrants is subject to redemption by the Company at $.001 per warrant in the event the average closing price of the Company's common stock is at least 125% of the exercise price for 30 consecutive trading days.

     b. Stock options
        -------------

     The Company maintains a stock option plan which provides for the granting of options to individuals rendering service to the Company to purchase up to 300,000 shares of common stock of the Company. Such options may be either incentive stock options or non-statutory stock options. No options are outstanding as of December 31, 1999.

     In November 1998, the Company adopted the 1998 Stock Option Plan (approved by stockholders in February 1999) which provides for the issuance of incentive stock options or non- statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of common stock may be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. Incentive stock options granted under this plan expire ten years from date of grant (except five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

     A summary of the status of the Company's stock option plans of December 31, 1999, and changes during the year then ended is presented below:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
       Fixed Stock Options                           Share           Price
       -------------------                           -----        ----------

       Outstanding, beginning of year                     -        $    -
       Granted                                       950,000          2.51
       Expired                                            -             -
       Forfeited                                          -             -
                                                   ---------       -------
       Outstanding, end of year                      950,000       $  2.51
                                                   =========       =======

       Weighted-average fair value
         of options granted during year                               $.28
                                                                      ====

       --------------------

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding                  Options Exercisable
                                   -------------------                  -------------------

                                        Weighted
                                         Average        Weighted                     Weighted
                                        Remaining        Average                     Average
                       Number          Contractual      Exercise        Number       Exercise
Exercise Price       Outstanding          Life            Price       Outstanding     Price
--------------     ---------------  ----------------  ------------  -------------    -------
  $1.00 - $2.69     950,000             3.85 yrs.       $2.51            100,000      $1.00


     The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the year ended December 31, 1999, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would not have been impacted.

     The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the year ended December 31, 1999:

                   Dividend yield                               0.00%
                   Volatility                                   8.00%
                   Risk-free interest rate                      5.50%
                   Expected life                              2-5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     b. Eagle Insurance Agreement
        -------------------------

     On February 25, 1999, the Company issued 1,486,893 common shares to Eagle Insurance Company for proceeds of approximately $1,000,000.

       d. Common shares reserved
          ----------------------

          Warrants                          1,522,710
                                            =========

          Stock Option Plans                2,300,000
                                            =========

16.    Business Segments:
       -----------------

     The Company currently has two reportable business segments: Insurance and Hotel. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance. In addition, this segment offers tax preparation services, automobile club services for roadside emergencies, services with regard to obtaining insurance premium financing, and automobile loans from third parties. The Hotel segment operates the International Airport Hotel in San Juan, Puerto Rico. The Hotel caters generally to commercial and tourist travelers in transit. The Company's revenues are derived from activities within the United States, and all long-lived assets are located within the United States.

Revenue,   operating  income,   capital   expenditures,   and  depreciation  and
amortization pertaining to the industries in which the Company operates are presented below.


         Year Ended
      December 31,1999                    Insurance          Hotel           Other (1)        Total
-----------------------------           -------------    ------------     --------------   ------------

Revenues from external
            customers                   $   8,045,737   $   1,014,950     $        8,224   $  9,068,911

        Interest income                        25,850              -              55,148         80,998

        Interest expense                      135,715              -                  -         135,715

        Depreciation and amortization         402,871          45,158            273,969        721,998

        Segment profit (loss)                (173,160)        149,080           (425,962)      (450,042)

        Segment assets                      2,744,681         307,580          2,099,203      5,151,464

        Expenditures for segment assets       450,892          52,239                 -         503,431


     The following is a reconciliation of reportable segment assets and expenditures for segment assets to consolidated totals:

            Assets

        Total assets for reportable segments             $   5,151,464
        Goodwill and other intangibles,
            not allocated to segments                        3,064,298
                                                         -------------

        Consolidated total                               $   8,215,762
                                                         =============

            Expenditures for Segment Assets

        Total expenditures for segment assets            $     503,431
        Non-cash acquisitions of assets                       (378,903)
                                                         -------------

        Consolidated total                               $     124,528
                                                         =============

          (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Segment information is not provided for 1998 as the Company was primarily in the Hotel business.

17.    Fair Value of Financial Instruments:
       -----------------------------------

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

          Current Assets and Current  Liabilities:  The carrying amount of cash,
          current   receivables  and  payables  and  certain  other   short-term
          financial instruments approximate their fair value.

          Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 1999 approximates fair value.

18.   Advertising Costs:
      -----------------

     Included in selling, general and administrative expenses are advertising costs of $760,800 for the year ended December 31, 1999.

19.   Supplementary Information - Statement of Cash Flows:
      ---------------------------------------------------

Cash paid during the years for:

                                                           Years Ended
                                                           December 31,
                                                           ------------
                                                       1999            1998
                                                       ----            ----
Supplemental disclosures:

   Interest                                           211,911           -
                                                   ==========       =========

   Income Taxes                                    $   64,660       $   5,870
                                                   ==========       =========
Non-cash financing and investment activities:

   Common stock issued for acquisitions and
      intangible property                          $2,096,107       $   -
                                                   ==========       =========

   Acquisitions of property and equipment
       through capital leases                      $  298,795       $   -
                                                   ==========       =========

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DCAP GROUP, INC.


Dated: April 14, 2000                            By:/s/ Morton L. Certilman
                                                    -----------------------
                                                    Morton L. Certilman
                                                    Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                         Capacity                          Date

                                   Chairman of the Board
                                   and Director (Principal
                                   Executive, Financial and
/s/ Morton L. Certilman            Accounting Officer)            April 14, 2000
-----------------------------
Morton L. Certilman

                                   Vice Chairman of the Board
/s/ Jay M. Haft                    and Director                   April 14, 2000
------------------------------
Jay M. Haft

/s/ Kevin Lang                     President and Director         April 14, 2000
------------------------------
Kevin Lang

                                   Executive Vice President
/s/ Abraham Weinzimer              and Director                   April 14, 2000
------------------------------
Abraham Weinzimer

                                   Director                       April 14, 2000
-----------------------------
Robert M. Wallach