Form 10QSB
period 2000-03-31
DCAP GROUP INC/
filed 2000-05-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to
-------------------------------------------------------------------------------


Commission File Number:             0-1665
-------------------------------------------------------------------------------



                                DCAP GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   Delaware                                                    36-2476480
-------------------------------------------------------------------------------
(State or other  jurisdiction of incorporation               (I.R.S Employer
or organization)                                            Identification No.)

90 Merrick Avenue, East Meadow, New York                         11554
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (516) 794-6300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,306,676 shares as of April 30, 2000

                                                       INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheet - March 31, 2000 (Unaudited)

             Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and 1999 (Unaudited)

             Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited)

             Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2000 and 1999 (Unaudited)

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


SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           March 31, 2000
                                                           --------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                $ 1,111,783
  Accounts receivable, net                                     483,063
  Prepaid expenses and
     other current assets                                      196,575
                                                           -----------
                  Total current assets                       1,791,421
                                                           -----------

PROPERTY AND EQUIPMENT, net                                  1,394,166
                                                           -----------

OTHER ASSETS:

  Receivable from stockholders                                 225,000
  Goodwill, net                                              3,721,978
  Other intangibles                                            547,221
  Deposits and other assets                                    454,082
                                                            ----------
                  Total other assets                         4,948,281
                                                            ----------

                                                           $ 8,133,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                    $ 1,526,085
  Current portion of long-term debt                             54,000
  Current portion capital lease obligations                    274,982
  Debentures payable                                           154,200
                                                           -----------
                  Total current liabilities                $ 2,009,267
                                                           -----------

OTHER LIABILITIES:

  Long-term debt                                               256,625
  Capital lease obligations                                    260,164
  Deferred revenue                                              41,026
                                                            ----------
                  Total other liabilities                      557,815
                                                            -----------

MINORITY INTEREST                                              472,562
                                                            -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    14,306,676 shares                                         143,067
  Capital in excess of par                                  9,760,023
  Deficit                                                  (4,580,866)
                                                           -----------
                                                            5,322,224

  Subscription receivable                                    (228,000)
                                                           ------------
                                                           $5,094,224

                                                           $8,133,868

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended
                                                             March 31,

                                                        2000             1999
                                                    -----------      -----------
Revenues:
    Commissions & Fees                             $  2,128,633    $   799,499
    Rooms                                               285,683        279,758
    Other                                                 6,308          8,100
    Interest                                             13,907         18,981
                                                         ------         ------
           Total revenues                             2,434,531      1,106,338
                                                      ---------      ---------

Costs and expenses:
    General and administrative                        2,057,694        842,873
    Departmental                                         80,103         99,758
    Depreciation and amortization                       215,436         38,914
    Interest                                             31,754          7,086
    Lease rentals                                        58,265         56,908
    Property operation
      and maintenance                                     6,684          6,087
    Provision for bad debt                                  600            600
                                                            ---            ---

                                                      2,450,536      1,052,226

    (Loss) income before income taxes
      and minority interest                             (16,005)        54,112
    Provision for income taxes                            9,087          9,537
                                                          -----          -----
    (Loss) income before minority interest              (25,092)        44,575
    Minority interest                                   ( 8,494)        10,970
                                                        - -----         ------

    Net (loss) income                                $  (16,598)    $   33,605
                                                     ==========     ==========

    Net (loss) income per common share:

         Basic                                    $         .00     $      .00
                                                  =============     ==========
         Diluted                                  $         .00     $      .00
                                                  =============     ==========

    Weighted average number of shares outstanding

         Basic                                       14,306,676      7,746,430
                                                     ==========      =========
         Diluted                                     14,306,676      7,746,430
                                                     ==========      =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three months ended
                                                                        March 31,

                                                             2000              1999
                                                         -----------         ---------

Cash flows from operating activities:

  Net (loss) income                                      $ (16,598)         $   33,605
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
       Depreciation and amortization                       215,436              38,914
       Provision for bad debts                                 600                -
       Minority interest in net earnings                   ( 8,494)             10,970
       Decrease (increase) in assets:
         Accounts receivable                                46,324             (39,110)
         Prepaid expenses and other
           current assets                                  (28,614)            128,066
         Deposits and other                                 93,396            (105,589)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses              21,869             117,452
         Deferred revenue                                      -                (6,903)
                                                            -------             ------
       Net cash provided by
          operating activities                             323,919             177,405
                                                           -------             -------

Cash flows from investing activities:
      Decrease (increase) in notes and other
         receivables, net                                   21,511          (1,258,038)
      Acquisition of property and equipment                (75,261)            (20,494)
      Other                                                    -                (7,299)
                                                            -------             ------
      Net cash used in
        investing activities                               (53,750)         (1,285,831)
                                                           -------          ----------

Cash flows from financing activities:

      Proceeds from issuance of stock                          -             1,118,718
      Principal payment of long-term
          debt and capital lease obligations              (101,562)            (20,000)
                                                          --------             -------
      Net cash (used in) provided by
          financing activities                            (101,562)          1,098,718
                                                          ========           =========

      Net increase (decrease) in cash and
          cash equivalents                                 168,607              (9,708)
      Cash and cash equivalents,
         beginning of period                               943,176             353,431
                                                           -------             -------
      Cash and cash equivalents,
         end of period                                  $1,111,783          $  343,723
                                                        ==========          ==========


See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

     1. The Condensed Consolidated Balance Sheet as of March 31, 2000, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     2.  Summary of Significant Accounting Policies:
         ------------------------------------------

         a.       Principles of consolidation

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

     3. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     4. DCAP Acquisition: Pro Forma Information. Since February 25, 1999, the Company has been engaged in two lines of business. In one, the Company, through its wholly-owned subsidiary, DCAP Insurance Agencies, Inc. (formerly Dealers Choice Automotive Planning Inc.) ("DCAP"), and related entities (collectively, the "DCAP Companies") is engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of its customers. In addition, the DCAP Companies offer income tax return preparation services, automobile club services for roadside emergencies and premium financing services for their customers. The Company has been in this business since its February 25, 1999 acquisition of the DCAP Companies.

     In its other line of business, the Company, through its wholly-owned subsidiary, IAH, Inc., operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel"). The Hotel caters generally to commercial and tourist travelers in transit.

     As indicated above, on February 25, 1999, the Company acquired all of the outstanding stock of DCAP as well as interests in the other DCAP Companies. This transaction was accounted for under the purchase method of accounting. Accordingly, the Company's condensed consolidated statements of operations include the revenues and expenses of the DCAP Companies from February 25, 1999.

     During 1999, the Company also acquired the interests of its joint venture partners in various DCAP retail insurance stores. These transactions have been accounted for under the purchase method of accounting.

     The  following  pro  forma  results  were   developed   assuming  that  the
     acquisition of the DCAP Companies and the joint venture interests had occurred as of January 1, 1999. The Company's actual results for the three months ended March 31, 2000 are also reflected below.

                                                     Three Months Ended
                                                            March 31,
                                               -----------------------------

                                              2000                       1999
                                              ----                       ----
                                            (actual)                (pro forma)

                  Revenues                 $2,434,531                $2,231,097
                  Net loss                    (16,598)                 (344,178)
                  Loss per share           $      .00             $        (.02)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $91,885 for the three months ended March 31, 1999. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified period or the joint venture interests had been acquired as of January 1, 1999.

     5. Segment and Related Information. In 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The Company has two business units with separate management teams that provide different products and services.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

Three months ended
March 31, 2000

                               DCAP
                            Companies       Hotel       Other(1)      Total
                            ---------       -----       --------      -----
Revenues                    $2,128,633    $292,549    $ 13,349       $2,434,531
Net income (loss)               50,859      57,922    (125,379)         (16,598)


Three months ended
March 31, 1999

                               DCAP
                            Companies       Hotel       Other(1)      Total
                            ---------       -----       --------      -----

Revenues                    $ 799,499     $288,616     $ 18,223      $1,106,338
Net income (loss)               8,346       61,753      (36,494)         33,605

         ------------

         (1) Column represents corporate-related items and, as it relates to segment net income (loss), income and expense, including expenses for amortization of goodwill and other intangibles ($91,885 for the three months ended March 31, 2000), not allocated to reportable segments.

     6. On February 25, 1999, concurrently with the acquisition of the DCAP Companies, Eagle Insurance Company ("Eagle") purchased 1,486,893 Common Shares of the Company for an aggregate purchase price of approximately $1,000,000 or $.67 per share. Eagle is a New Jersey insurance company wholly-owned by The Robert Plan Corporation, an insurance holding company that is engaged in providing services to insurance companies.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ---------------------------------------------------------

            THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Background

     During 1998 and prior to February 25, 1999, the sole business of DCAP Group, Inc. (the "Company") was the operation, through a wholly-owned subsidiary, IAH, Inc., of the International Airport Hotel in San Juan, Puerto Rico (the "Hotel").

     On February 25, 1999, the Company acquired all of the issued and outstanding shares of Common Stock of DCAP Insurance Agencies, Inc. (formerly Dealers Choice Automotive Planning Inc.) ("DCAP") as well as interests in certain companies affiliated with DCAP (collectively with DCAP, the "DCAP Companies"). The DCAP Companies are engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of their customers. In addition, the DCAP Companies offer income tax return preparation services, automobile club services for roadside emergencies and premium financing services for their customers.

     The DCAP Companies are compensated for their insurance-related services by commissions paid by insurance companies; the commission is usually a percentage of the premium paid by the insured. The DCAP Companies do not engage in underwriting activities and therefore do not assume underwriting risks.

     There are 51 existing "DCAP" offices in the New York metropolitan area. As discussed below, an additional 21 are anticipated to be opened in the near future. Of the existing locations, 16 are wholly-owned by the Company, eight are owned partially by the Company (ranging between 50% and 80%) and partially by other persons who generally operate the location (the "joint venture partner") and 27 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company. During the last four months of 1999 and initial four months of 2000, the Company sold an aggregate of 22 franchises. One of these opened for business in February 2000. It is anticipated that the remaining 21 franchised stores will open during the second quarter of 2000 with the result that there would be 72 "DCAP" locations. In April 1999, DCAP obtained a license from the State of Connecticut to sell insurance in that state, and expects to begin placing policies there in the future.

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

     In June 1999, the Company raised gross proceeds of $1,675,000 through a private placement of its securities.

     Pursuant to various agreements entered into by the Company in December 1999, the Company acquired the interests of its joint venture partners in 15 DCAP retail insurance stores, in exchange for the issuance of approximately 850,000 Common Shares of the Company. These acquisitions were part of the Company's plan to phase out joint ventures in the DCAP system and to concentrate on wholly-owned and franchise operations.

Results of Operations

     The Company's net loss for the three months ended March 31, 2000 was $16,598 as compared to a net income of $33,605 for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. During the three months ended March 31, 2000, revenues from the operations of the DCAP Companies were $2,128,633 while Hotel revenues for such period were $292,549.

     The loss for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was the result primarily of amortization expenses of $91,885 relating to goodwill and other intangible assets generated primarily by the DCAP acquisition, which was accounted for under the purchase method of accounting. The operations of the DCAP Companies during the three months ended March 31, 2000, on a stand-alone basis, generated a net income of $50,859. The operations of the Hotel during the three months ended March 31, 2000, on a stand-alone basis, generated a net income of $57,922.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had $1,111,783 in cash and cash equivalents and a working capital deficit of $217,846. As of December 31, 1999, the Company had $943,176 in cash and cash equivalents and a working capital deficit of $211,777.

     Cash and cash equivalents increased between December 31, 1999 and March 31, 2000 due to net cash provided by operating activities in the amount of $323,919, offset by cash used to acquire property and equipment of $75,261 and to repay long-term debt and capital lease obligations of $101,562.

Other

     In April 1999, DCAP obtained a license from the State of Connecticut to sell insurance in that state. The Company is in the process of contacting carriers and expects to begin placing policies in Connecticut in the near future. The Company intends to add consumer finance products to its portfolio of services and products, including auto loans and personal loans, personal lines of credit, and extended auto warranty insurance, among others. These products are expected to generate new revenues for DCAP.

     In addition, an aggregate of 22 new franchises were sold in the last four months of 1999 and the initial four months of 2000. One of these opened for business in February 2000, and the Company anticipates that the remaining 21 franchised stores will open during the second quarter of 2000, which would bring the total number of "DCAP" locations to 72.

Forward Looking Statements

     Certain   information   contained  in  the  matters  set  forth  above  are
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward- looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of the litigation with regard to the Hotel lease, the dependence on the Company's executive management, and the ability of the Company to raise additional capital which may be required in the near term. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

     In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank ("Regent") against DCAP and a wholly- owned subsidiary of the Company, Payments, Inc., alleging that DCAP and Payments, Inc. breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP, Payments, Inc. and affiliated agencies. Subsequently, Regent amended its pleading to add Kevin Lang and Abraham Weinzimer, DCAP's principals, as defendants. Regent claims that the defendants are liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claims damages in excess of $800,000. DCAP and Payments, Inc. have interposed several affirmative defenses and have asserted counterclaims against Regent for breach of contract and fraud. DCAP and Payments, Inc. seek damages of $40,000. This matter has been placed on the list of matters to be scheduled for trial, but no date has been set for a trial. DCAP believes that it has meritorious defenses to Regent's claims and intends to defend and pursue its counterclaim vigorously. In March 1997, DCAP, Payments, Inc. and their affiliated agencies brought a separate action against Regent, among others, in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000. Such action has been stayed pending the resolution of the Pennsylvania action.

     Effective as of February 8, 2000, in consideration for the transfer of certain contract rights, the Company issued 7,500 Common Shares to WISE Agency Corp.

     The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that the purchaser was a sophisticated investor. The certificate representing such Common Shares bears a restrictive legend permitting the transfer thereof only upon registration of such securities or pursuant to an exemption from registration under the Securities Act.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.           OTHER INFORMATION

         None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(a) Certificate of Incorporation, as amended 1

                  3(b) By-laws, as amended2

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

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

                                               DCAP GROUP, INC.



Dated:   May 12, 2000                      By: /s/ Kevin Lang
                                               ---------------------
                                               Kevin Lang
                                               President

Dated:    May 12, 2000                     By: /s/ Abraham Weinzimer
                                               ---------------------
                                               Abraham Weinzimer
                                               Executive Vice President
                                               (Principal Financial Officer)