Form 10QSB
period 2000-06-30
DCAP GROUP INC/
filed 2000-08-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2000
                                                        or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                 36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S Employer Identification No.)

90 Merrick Avenue, East Meadow, New York                         11554
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,068,018 shares as of July 24, 2000.

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - June 30, 2000 (Unaudited)

         Condensed Consolidated Statements of Operations - Six Months ended June 30, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended June 30, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2000 and 1999 (Unaudited)

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


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             June 30, 2000
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                   $1,095,965
  Accounts receivable, net                                       476,371
  Prepaid expenses and
     other current assets                                        191,337
                                                              ----------
                  Total current assets                         1,763,673
                                                              ----------

PROPERTY AND EQUIPMENT, net                                    1,223,284
                                                              ----------
OTHER ASSETS:

  Receivable from stockholders                                   225,000
  Goodwill, net                                                3,150,383
  Other intangibles                                              522,537
  Deposits and other assets                                      673,019
                                                              -----------
                  Total other assets                           4,570,939
                                                              -----------

                                                              $7,557,896
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                       $1,570,909
  Current portion of long-term debt                               75,000
  Current portion capital lease obligations                      246,432
  Debentures payable                                             154,200
                                                              ----------
                  Total current liabilities                    2,046,541
                                                              ----------
OTHER LIABILITIES:

  Long-term debt                                                 262,060
  Capital lease obligations                                      253,368
  Deferred revenue                                                44,320
                                                              ----------
                  Total other liabilities                        559,748
                                                              ----------

MINORITY INTEREST                                                 53,122
                                                              ----------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    15,068,018 shares                                            150,680
  Capital in excess of par                                     9,752,410
  Deficit                                                     (4,776,605)
                                                              ----------
                                                               5,126,485

  Subscription receivable                                       (228,000)
                                                              ----------
                                                               4,898,485
                                                              ----------

                                                              $7,557,896
                                                              ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Six months ended
                                                               June 30,

                                                         2000         1999
                                                      ----------   ---------
Revenues:
    Commissions & Fees                                $3,996,517   $3,010,681
    Rooms                                                518,227      524,161
    Other                                                 28,409       15,163
    Interest                                              28,717       27,126
                                                      ----------   ----------
           Total revenues                              4,571,870    3,577,131
                                                      ----------   ----------

Costs and expenses:
    General and administrative                         3,961,081    3,019,889
    Departmental                                         194,738      146,815
    Depreciation and amortization                        426,495      239,901
    Interest                                              64,759       70,458
    Lease rentals                                        104,940      105,644
    Property operation
     and maintenance                                      16,425       13,166
                                                      ----------   ----------

                                                       4,768,438    3,595,873
                                                      ----------   ----------

    Loss before income taxes
      and minority interest                             (196,568)     (18,742)
    Provision for income taxes                             9,550       22,289
                                                      ----------   ----------

    Loss before minority interest                       (206,118)     (41,031)
    Minority interest                                      6,219       56,760
                                                      ----------   -----------

    Net loss                                          $ (212,337)  $  (97,791)
                                                      ==========   ==========

    Net loss per common share:

         Basic                                        $     (.01)  $     (.01)
                                                      ==========   ==========
         Diluted                                      $     (.01)  $     (.01)
                                                      ==========   ==========

    Weighted average number of shares outstanding:

         Basic                                        14,432,865   10,093,869
                                                      ==========   ==========
         Diluted                                      14,432,865   10,093,869
                                                      ==========   ==========

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three months ended
                                                                June 30,

                                                         2000        1999
                                                     ----------   ---------
Revenues:
    Commissions & Fees                               $1,867,884   $2,211,182
    Rooms                                               232,544      244,403
    Other                                                22,101        7,063
    Interest                                             14,810        8,145
                                                     ----------   ----------
           Total revenues                             2,137,339    2,470,793
                                                     ----------   ----------

Costs and expenses:
    General and administrative                        1,902,787    2,176,416
    Departmental                                        114,635       47,057
    Depreciation and amortization                       211,059      200,987
    Interest                                             33,005       63,372
    Lease rentals                                        46,675       48,736
    Property operation
      and maintenance                                     9,741        7,079
                                                     ----------   ----------

                                                      2,317,902    2,543,647

    Loss before income taxes
      and minority interest                            (180,563)     (72,854)
    Provision for income taxes                              463       12,752
                                                     ----------   ----------
    Loss before minority interest                      (181,026)     (85,606)
    Minority interest                                    14,713       45,790
                                                     ----------   ----------

    Net loss                                        $ (195,739)   $ (131,396)
                                                    ===========   ===========

    Net loss per common share:

         Basic                                      $     (.01)   $     (.01)
                                                    ==========    ==========
         Diluted                                    $     (.01)   $     (.01)
                                                    ===========   ==========

    Weighted average number of shares outstanding:

         Basic                                      14,557,668    12,415,511
                                                    ==========    ==========
         Diluted                                    14,557,668    12,415,511
                                                    ==========    ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six months ended
                                                                 June 30,

                                                             2000       1999
                                                         -----------  ---------

Cash flows from operating activities:

  Net loss                                               $ (212,337)  $ (97,791)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                        426,495     239,901
       Loss on sale of ownership interests
          in joint ventures                                  75,822           -
       Provision for bad debts                                1,200       1,200
       Minority interest in net earnings                      6,219      56,760
       Decrease (increase) in assets:
         Accounts receivable                                 52,415    (189,135)
         Prepaid expenses and other
           current assets                                   (19,302)    102,779
            Deposits and other                                   49       1,802
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses              216,375    (160,087)
         Deferred revenue                                   (76,467)   ( 23,635)
                                                          ---------  -----------
       Net cash provided by (used in)
          operating activities                              470,469     (68,206)
                                                          ---------  -----------

Cash flows from investing activities:
      (Increase) in notes and other
         receivables, net                                  (108,153) (1,258,038)
       Acquisition of property and equipment                (75,261)    (34,144)
                                                          ---------  ----------
      Net cash used in
        investing activities                               (183,414) (1,292,182)
                                                          ---------  ----------

Cash flows from financing activities:

      Proceeds from issuance of stock                             -   2,342,565
      Proceeds from long-term debt                           41,000           -
      Principal payment of long-term
          debt and capital lease obligations               (175,266)    (40,000)
                                                          ---------  ----------
      Net cash (used in) provided by
          financing activities                             (134,266)  2,302,565
                                                          ---------  ----------

      Net increase in cash and
          cash equivalents                                  152,789     942,177
      Cash and cash equivalents,
         beginning of period                                943,176     353,431
                                                          ---------  ----------
      Cash and cash equivalents,
         end of period                                   $1,095,965  $1,295,608
                                                          =========   =========

See notes to condensed consolidated financial statements.

                       DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 2000, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

3. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The  following  pro  forma  results  were   developed   assuming  that  the
     acquisition of the DCAP Companies and the joint venture interests had occurred as of January 1, 1999. The Company's actual results for the six months ended June 30, 2000 are also reflected below.

                                                 Six Months Ended
                                                     June 30,
                                          ----------------------------

                                         2000                        1999
                                         ----                        ----
                                       (actual)                 (pro forma)

            Revenues                   $4,571,870               $4,740,971
            Net loss                     (212,337)                (476,586)
            Loss per share                   (.01)                    (.03)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $183,769 for the six months ended June 30, 1999. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified period or the joint venture interests had been acquired as of January 1, 1999.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

         Six months ended
         June 30, 2000

                                 DCAP
                              Companies       Hotel     Other(1)     Total
                              ---------       -----     --------     -----

         Revenues             $4,000,445    $529,902    $ 41,523   $4,571,870
         Net income (loss)       (22,508)     82,342    (272,171)    (212,337)


         Six months ended

         June 30, 1999

                                 DCAP
                              Companies       Hotel     Other(1)        Total
                              ---------       -----     --------        -----

         Revenues             $3,010,681    $540,707    $ 25,743   $3,577,131
         Net income (loss)       (19,495)     97,645    (175,941)     (97,791)

         ------------

     (1) Column represents corporate-related items and, as it relates to segment net income (loss), income and expense, including expenses for amortization of goodwill and other intangibles ($183,769 for the six months ended June 30, 2000), not allocated to reportable segments.

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

7. Effective June 2,2000, in connection with the Company's June 1999 private placement offering, an additional 761,342 Common Shares, 253,778 Class A Warrants, 253,778 Class B Warrants and 253,778 Class C Warrants were issued to investors. The shares and warrants were issued pursuant to price protection provisions contained in the offering agreement. Effective June 2, 2000, the exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants were reduced to $1.10, $1.37 and $1.65, respectively, per share.

8. In May 2000, the Company sold its ownership interests in four joint ventures to a related party for $141,000, which will be paid over six years. Interest at 6% per annum will be payable commencing May 2001. In connection with the sale, the Company recorded a $75,822 loss.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

          SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     There are 66 existing "DCAP" offices in the New York metropolitan area. As discussed below, an additional 12 are anticipated to be opened by October 31, 2000. Of the existing locations, 14 are wholly-owned by the Company, three are owned partially by the Company (ranging between 50% and 80%) and partially by other persons who generally operate the location (the "joint venture partner") and 49 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company. During the last four months of 1999 and initial six months of 2000, the Company sold an aggregate of 27 franchises. Fifteen of these are currently open for business. It is anticipated that the remaining 12 franchised stores will open by October 31, 2000 with the result that there would be 78 "DCAP" locations. In April 1999, DCAP obtained a license from the State of Connecticut to sell insurance in that state, and expects to begin placing policies there in the future.

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

Results of Operations

     The Company's net loss for the six months ended June 30, 2000 was $212,337 as compared to a net loss of $97,791 for the six months ended June 30, 1999. The results of operations for the six months ended June 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. On a pro forma basis (assuming that the acquisition of the DCAP Companies and certain interests of joint venture partners had occurred as of January 1, 1999), the Company's net loss for the six months ended June 30, 1999 would have been $476,586.

     During the six months ended June 30, 2000, revenues from the operations of the DCAP Companies were $4,000,445 (including $668,000 in initial franchise fees, i.e., from the grant of franchises). On a pro forma basis (using the above assumption), revenues from the operations of the DCAP Companies during the six months ended June 30, 1999 would have been $4,174,521. No franchises were granted during the six months ended June 30, 1999. On a pro forma basis, there was a decline in revenues from the operations of the DCAP Companies (net of initial franchise fees) of $842,076 between the six months ended June 30, 1999 and 2000 generally due to competitive pressures in the industry and the sale or closure of certain DCAP offices. Hotel revenues remained generally constant between the six months ended June 30, 1999 and 2000.

     The loss for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was the result primarily of amortization expenses of $183,769 relating to goodwill and other intangible assets generated primarily by the DCAP acquisition, which was accounted for under the purchase method of accounting, and a loss of $75,822 incurred in connection with a sale of ownership interests in joint ventures (as discussed in Item 5 of Part II hereof). The operations of the DCAP Companies during the six months ended June 30, 2000, on a stand-alone basis, generated a net loss of $22,508 (after giving effect to the $75,822 loss referred to above). The operations of the Hotel during the six months ended June 30, 2000, on a stand-alone basis, generated net income of $82,342.

Liquidity and Capital Resources

     As of June 30, 2000, the Company had $1,095,965 in cash and cash equivalents and a working capital deficit of $282,868. As of December 31, 1999, the Company had $943,176 in cash and cash equivalents and a working capital deficit of $211,777.

     Cash and cash equivalents increased between December 31, 1999 and June 30, 2000 due to net cash provided by operating activities in the amount of $470,469, offset by cash used to acquire property and equipment of $75,261 and to repay long-term debt and capital lease obligations of $175,266.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 2, 1999, the Company sold, through Aegis Capital Corp., 33.5 Units, each Unit initially consisting of 45,453 Common Shares, 15,151 Class A Common Stock Purchase Warrants ("Class A Warrants"), 15,151 Class B Common Stock Purchase Warrants ("Class B Warrants") and 15,151 Class C Common Stock Purchase Warrants ("Class C Warrants"), at a price of $50,000 per Unit (or an aggregate of $1,675,000), to 43 accredited investors. Pursuant to the offering, the Company initially issued in the aggregate 1,522,684 Common Shares, 507,570 Class A Warrants, 507,570 Class B Warrants and 507,570 Class C Warrants.

     Effective June 2, 2000, as a result of certain price protection provisions included as part of the offering, the purchasers of the Units were entitled to receive an aggregate of 761,342 additional Common Shares, 253,778 additional Class A Warrants, 253,778 additional Class B Warrants and 253,778 additional Class C Warrants.

     The Class A Warrants were initially exercisable at a price of $1.65 per share; the Class B Warrants at a price of $2.06 per share; and the Class C Warrants at a price of $2.48 per share. As a result of the price protection provisions, effective June 2, 2000, the respective exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants were reduced to $1.10, $1.37 and $1.65, respectively, per share.

     The above offering of additional Common Shares and warrants was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company determined that each of the purchasers was an "accredited investor." The certificates representing the Common Shares and Warrants bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

     Prior to May 31, 2000, four of the DCAP Companies (the "Related Stores") were owned one- half by the daughter of Morton L. Certilman, Chairman of the Board of the Company, and one-half by the Company. Effective May 31, 2000, the Company sold its 50% interest in each of the Related Stores to Mr. Certilman upon the following material terms and conditions:

     (i) The purchase price for the Company's interest in the Related Stores was approximately $141,000, after certain credits.

     (ii) The purchase price is payable as follows: (a) $66,000 is payable at the rate of $6,000 per month, starting on the first anniversary of the closing, and (b) the balance of the purchase price is payable over five years, together with 6% interest, in equal monthly installments commencing on the second anniversary of the closing.

     (iii)The Company agreed to waive all indebtedness owing by the Related Stores to the Company. As of the closing, the approximate amount of such indebtedness was $210,000.

     (iv) As part of the transaction, the Related Stores became conversion franchisees, and the first annual franchise charge of $18,000 per store was paid in full at the closing in consideration for a waiver of the annual franchise charges during the second year.

     (v) The Related Stores entered into franchise agreements with the Company, which are similar in most respects to the Company's standard conversion franchise agreement (including standard territorial rights), except that (a) the Related Stores have a right of first refusal with regard to franchise locations to be offered in zip codes adjoining those in which the Related Stores are located, and (b) in the event the Company sells another franchise to be located in the territory with respect to which a Related Store currently has certain rights (which is more expansive than the rights granted pursuant to the franchise agreements), the annual franchise fee for the particular Related Store will be waived for six months (such rights being granted in consideration of the waiver of certain other geographic rights not granted to other franchisees).

     (vi) Certain license fees totaling $40,000 previously prepaid by Mr. Certilman will be retained by the Company, to be applied generally against franchise fees for any new franchises granted to Mr. Certilman or his designee.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(a) Certificate of Incorporation, as amended 1

          3(b) By-laws, as amended2

          10 Stock Purchase Agreement dated May 17, 2000 by and between the Company, Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc., and MC DCAP, Inc.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2000.

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

                                               DCAP GROUP, INC.

Dated:   August 14, 2000                       By: /s/ Kevin Lang
                                                   --------------
                                                   Kevin Lang
                                                   President

Dated:    August 14, 2000                      By: /s/ Abraham Weinzimer
                                                   ---------------------
                                                   Abraham Weinzimer
                                                   Executive Vice President
                                                   (Principal Financial Officer)