Form 10QSB/A
period 1999-06-30
DCAP GROUP INC/
filed 2000-08-25
CIK 33992

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


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             June 30, 1999

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                  $ 1,295,608
  Accounts receivable                                            598,831
  Prepaid expenses and
     other current assets                                         64,331
                                                               ---------
                  Total current assets                         1,958,770
                                                               ----------

PROPERTY AND EQUIPMENT, net                                    1,357,097
                                                               ---------

OTHER ASSETS:

  Receivable from stockholders                                   570,261
  Goodwill, net                                                3,532,649
  Other intangibles, net                                         195,319
  Deposits and other assets                                      176,075
                                                               ---------
                  Total other assets                           4,474,304
                                                               ---------

                                                             $ 7,790,171
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                      $   982,694
  Current portion of long-term debt                              369,263
  Debentures payable                                             154,200
  Due to related party                                            31,800
                                                               ---------
                  Total current liabilities                    1,537,957
                                                               ---------

OTHER LIABILITIES:

  Long-term debt                                                 537,564
  Deferred revenue                                               198,814
                                                              ----------
                  Total other liabilities                        736,378
                                                              ----------

MINORITY INTEREST                                                906,497
                                                              ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
    13,452,944 shares                                            134,529
  Capital in excess of par                                     8,914,827
  Deficit                                                     (4,212,017)
                                                              ----------
                                                               4,837,339

  Subscription receivable                                       (228,000)
                                                              ----------
                                                             $ 4,609,339
                                                             -----------

                                                             $ 7,790,171
                                                             ===========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                           Six months ended
                                                               June 30,

                                                          1999           1998
                                                      ---------       ---------
Revenues:
    Rooms                                           $   524,161      $  444,331
    Commissions & Fees                                3,010,681           - 0 -
    Other                                                15,163          10,204
    Interest                                             27,126          42,216
                                                      ---------        --------
           Total revenues                             3,577,131         496,751
                                                      ---------        --------
Costs and expenses:
    General, administrative

      and sundry                                      1,897,828         258,868
    Departmental                                        146,815         146,598
    Depreciation and amortization                       239,901          19,851
    Energy costs                                         10,005          10,441
    Interest                                             70,458             -0-
    Lease rentals                                       105,644          90,473
    Marketing                                         1,110,856          10,067
    Property operation
      and maintenance                                    13,166          13,177
    Provision for bad debt                                1,200           1,100
                                                      ---------        --------
                                                      3,595,873         550,575
                                                      ---------        --------
    Loss before income taxes
      and minority interest                             (18,742)        (53,824)
    Provision for income taxes                           22,289             -0-
                                                      ----------       --------

    Loss before minority interest                       (41,031)        (53,824)
    Minority interest                                    56,760             -0-
                                                      ----------      ---------

    Net loss                                        $   (97,791)     $  (53,824)
                                                     ==========       =========

    Net loss per common share:

         Basic                                      $      (.01)     $   ( .01)
                                                     ===========      =========
         Diluted                                    $      (.01)     $    ( .01)
                                                     ===========      =========

    Weighted average number of shares outstanding:

         Basic                                       10,093,869       5,591,367
                                                     ==========       =========
         Diluted                                     10,093,869       5,591,367
                                                     ==========       =========

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three months ended
                                                              June 30,

                                                1999                    1998
                                            -----------             -----------
Revenues:
    Rooms                                   $   244,403             $   182,010
    Commissions & fees                        2,211,182                   - 0 -
    Other                                         7,063                   5,767
    Interest                                      8,145                  24,265
                                            -----------             -----------
         Total revenues                       2,470,793                 212,042
                                            -----------             -----------

Costs and expenses:
    General, administrative

      and sundry                              1,325,289                 131,638
    Departmental                                 47,057                  67,497
    Depreciation and amortization               200,987                  10,021
    Energy costs                                  4,981                   4,961
    Interest expense                             63,372                     -0-
    Lease rentals                                48,736                  37,910
    Marketing                                   845,546                   4,395
    Property operation
      and maintenance                             7,079                   7,265
    Provision for bad debt                          600                     600
                                            -----------              ----------

                                              2,543,647                 264,287
                                            -----------              ----------

Loss before income taxes
    and minority interest                       (72,854)                (52,245)
Provision for income taxes                       12,752                     -0-
                                            -----------              ----------
Loss before minority interest                   (85,606)                (52,245)
Minority interest                                45,790                     -0-
                                            -----------              ----------

Net loss                                    $  (131,396)             $  (52,245)
                                            ===========              ===========

Net loss per common share:

    Basic                                   $      (.01)             $     (.01)
                                            ===========              ===========
    Diluted                                 $      (.01)             $     (.01)
                                            ===========              ===========

Weighted average number of shares outstanding:

    Basic                                    12,415,511               5,591,367
                                            ===========              ==========
    Diluted                                  12,415,511               5,591,367
                                            ===========              ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six months ended
                                                                  June 30,

                                                            1999           1998
                                                        -----------    ---------

Cash flows from operating activities:

  Net (loss)                                          $   (97,791)    $ (53,824)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
       Depreciation and amortization                      239,901        19,851
       Provision for bad debts                              1,200         1,100
       Minority interest in net earnings                   56,760           -0-
       Decrease (increase) in assets:
         Accounts receivable                             (189,135)      (13,316)
            Prepaid expenses and other
           current assets                                 102,779       (30,102)
            Deposits and other assets                       1,802        (3,133)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses           (160,087)      (37,838)
         Deferred revenue                                 (23,635)          -0-
                                                        ---------      ---------
       Net cash (used in)
          operating activities                            (68,206)     (117,262)

Cash flows from investing activities:
       Increase in notes and
        other receivables                              (1,258,038)     (450,110)
      Acquisition of property and equipment               (34,144)      (10,342)
      Other                                                 - 0 -           -0-
                                                        ---------      ---------
      Net cash (used in)
        investing activities                           (1,292,182)     (460,452)

Cash flows from financing activities:

      Proceeds from issuance of stock                   2,342,565           -0-
      Principal payment of long-term
          debt                                            (40,000)          -0-
                                                        ---------      ---------
      Net cash provided by
          financing activities                          2,302,565           -0-

      Net increase (decrease) in cash and
          cash equivalents                                942,177      (577,714)
      Cash and cash equivalents,
         beginning of period                              353,431      1,040,389
                                                        ---------      ---------
      Cash and cash equivalents,
         end of period                                 $1,295,608     $ 462,675
                                                        =========     ==========
See notes to condensed consolidated financial statements.

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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.

                                                         Six Months Ended
                                                             June 30,
                                                      1999            1998
                                                      ----            ----

                  Revenues                         $4,701,890      $4,456,089
                  Net loss                         $ (411,825)     $ (732,036)
                  Loss per share                        $(.03)          $(.06)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of

     $119,000 for the six months ended June 30, 1999 and 1998. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified periods.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

     Six months ended
       June 30, 1999

                                DCAP
                              Companies     Hotel        Other(1)      Total
                              ---------     -----        --------      -----

      Revenues               $3,010,681    $540,707    $   25,743    $3,577,131
      Net income (loss)        (19,495)      97,64 5     (175,941)      (97,791)

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

Results of Operations

     The Company's net loss for the six months ended June 30, 1999 was $97,791 as compared to a net loss of $53,824 for the six months ended June 30, 1998. The results of operations for the six months ended June 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The results of operations for the six months ended June 30, 1998 do not reflect any of the operations of the DCAP Companies.

     The increase in the loss for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was the result primarily of the amortization of intangible assets generated by the acquisition of the DCAP Companies, higher rent expense of $15,139 (since the Hotel's rental expense is based upon revenues received) and lower interest income of $15,090 (since, during the 1998 period, the Company recognized interest income from loans made to DCAP and such interest income recognition ceased effective with the closing of the DCAP acquisition). Such amounts were offset by higher room rental revenues from the Hotel of $79,830 and lower general and administrative expenses of $19,710 (without regard to the DCAP Companies).

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

     DCAP's management intends to develop a "worst-case scenario" with respect to Y2K non- compliance and to develop contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan will involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the fourth quarter of 1999.

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

     None

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(a) Certificate of Incorporation, as amended(1)

          3(b) By-laws, as amended(2)

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

                                            DCAP GROUP, INC.


Dated: August 24, 2000                      By: /s/ Morton L. Certilman
                                                Morton L. Certilman
                                                Chairman of the Board