Form 10QSB/A
period 1999-09-30
DCAP GROUP INC/
filed 2000-11-14
CIK 33992

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


SIGNATURES

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                            September 30, 1999

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                     $1,207,367
  Accounts receivable                                              591,873
  Prepaid expenses and
     other current assets                                           63,407
                                                                ----------
                  Total current assets                           1,862,647
                                                                ----------

PROPERTY AND EQUIPMENT, net                                      1,372,743
                                                                ----------

OTHER ASSETS:

  Receivable from stockholders                                     570,261
  Goodwill, net                                                  3,458,056
  Other intangibles, net                                           192,939
  Deposits and other assets                                        133,605
                                                                ----------
                  Total other assets                             4,354,861
                                                                ----------

                                                                $7,590,251
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                         $  997,467
  Current portion of long-term debt                                395,263
  Debentures payable                                               154,200
  Due to related party                                              31,800
                                                                ----------
                  Total current liabilities                      1,578,730
                                                                ----------

OTHER LIABILITIES:

  Long-term debt                                                   598,564
  Deferred revenue                                                 188,814
                                                                ----------
                  Total other liabilities                          787,378
                                                                ----------

MINORITY INTEREST                                                  913,497
                                                                ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued and outstanding,
     13,452,944 shares                                             134,529
  Capital in excess of par                                       8,914,827
  Deficit                                                       (4,510,710)
                                                                ----------
                                                                 4,538,646

  Subscription receivable                                         (228,000)
                                                                ----------
                                                                $4,310,646
                                                                ----------

                                                                $7,590,251
                                                                ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Nine months ended
                                                             September 30,

                                                        1999            1998
                                                    -----------      -----------

Revenues:
    Rooms                                           $   740,462     $   641,494
    Commissions and fees                              5,185,085             -0-
    Other                                                33,821          15,146
    Interest                                             41,924          66,586
                                                    -----------      ----------
           Total revenues                             6,001,292         723,226
                                                    -----------      ----------

Costs and expenses:
    General, administrative
      and sundry                                      3,193,782         366,448
    Departmental                                        220,670         219,505
    Depreciation and amortization                       471,794          29,625
    Energy costs                                         14,250          15,638
    Interest                                            145,830             -0-
    Lease rentals                                       148,981         130,026
    Marketing                                         2,094,226          14,232
    Property operation
      and maintenance                                    19,726          21,161
    Provision for bad debt                                1,800           1,700
                                                    -----------      ----------

                                                      6,311,059         798,335
                                                    -----------      ----------

    Loss before income taxes
      and minority interest                            (309,767)        (75,109)
    Provision for income taxes                           22,957             -0-
                                                    -----------      ----------

    Loss before minority interest                      (332,724)        (75,109)
    Minority interest                                    63,760             -0-
                                                    -----------      ----------

    Net loss                                        $  (396,484)     $  (75,109)
                                                    ===========      ==========

    Net loss per common share:

         Basic                                      $      (.04)     $     (.01)
                                                    ===========      ==========
         Diluted                                    $      (.04)     $     (.01)
                                                    ===========      ==========

    Weighted average number of shares outstanding:

         Basic                                        11,225,865      5,591,367
                                                      ==========     ==========
         Diluted                                      11,225,865      5,591,367
                                                      ==========     ==========

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three months ended
                                                            September 30,

                                                       1999             1998
                                                    ----------       ---------

Revenues:
    Rooms                                           $  216,301       $  197,163
    Commissions and fees                             2,174,404              -0-
    Other                                               18,658            4,942
    Interest                                            14,798           24,370
                                                    ----------       ----------
         Total revenues                              2,424,161          226,475
                                                    ----------       ----------

Costs and expenses:
    General, administrative
      and sundry                                     1,295,954          107,580
    Departmental                                        73,855           72,907
    Depreciation and amortization                      232,893            9,774
    Energy costs                                         4,245            5,197
    Interest expense                                    75,372              -0-
    Lease rentals                                       43,337           39,553
    Marketing                                          983,370            4,165
    Property operation
      and maintenance                                    6,560            7,984
    Provision for bad debt                                 600              600
                                                    ----------       ----------

                                                     2,716,186          247,760
                                                    ----------       ----------

Loss before income taxes
    and minority interest                             (292,025)         (21,285)
Provision for income taxes                                 668              -0-
                                                    ----------       -----------
Loss before minority interest                         (292,693)         (21,285)
Minority interest                                        7,000              -0-
                                                    ----------       ----------

Net loss                                            $ (299,693)     $   (21,285)
                                                    ==========       ===========

Net loss per common share:

    Basic                                           $     (.03)     $       .00
                                                    ==========       ==========
    Diluted                                         $     (.03)     $       .00
                                                    ==========       ==========

Weighted average number of shares outstanding:

    Basic                                           13,452,944        5,591,367
                                                    ==========        =========
    Diluted                                         13,452,944        5,591,367
                                                    ==========        =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Nine months ended
                                                            September 30,

                                                      1999               1998
                                                  -----------        -----------

Cash flows from operating activities:
  Net loss                                         $ (396,484)       $  (75,109)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
       Depreciation and amortization                  471,794            29,625
       Provision for bad debts                          1,800             1,700
       Minority interest in net earnings               63,760               -0-
       Decrease (increase) in assets:
         Accounts receivable                         (182,777)          (41,845)
         Prepaid expenses and other
            current assets                            103,703           (31,780)
         Deposits and other assets                      9,548            (1,336)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses        (87,025)          (34,524)
         Deferred revenue                             (33,635)              -0-
                                                    ---------         ---------
       Net cash (used in)
          operating activities                        (49,316)         (153,269)

Cash flows from investing activities:
       Increase in notes and
        other receivables                          (1,258,038)         (468,860)
      Acquisition of property and equipment          (202,275)          (11,985)
      Other                                               -0-               -0-
                                                    ---------         ---------
      Net cash (used in)
        investing activities                       (1,460,313)         (480,845)

Cash flows from financing activities:
      Proceeds from issuance of stock               2,342,565               -0-
      Proceeds from issuance of long-term debt         21,000               -0-
                                                    ---------         ---------
      Net cash provided by
          financing activities                      2,363,565               -0-

      Net increase (decrease) in cash and
          cash equivalents                            853,936          (634,114)
      Cash and cash equivalents,
         beginning of period                          353,431         1,040,389
                                                    ---------         ---------
      Cash and cash equivalents,
         end of period                             $1,207,367        $  406,275
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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies had occurred as of January 1, 1998.

                                                   Nine Months Ended
                                                      September 30,

                                                 1999             1998
                                              ----------      ----------

             Revenues                         $7,165,132      $6,371,248
             Net loss                         $ (787,912)     $ (992,936)
             Loss per share                        $(.07)          $(.07)

     The pro forma net loss includes amortization of goodwill and other purchased intangibles of $207,716 for the nine months ended September 30, 1999 and 1998. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified periods.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

         Nine months ended
         September 30, 1999

                              DCAP
                            Companies       Hotel     Other(1)       Total
                            ---------     --------    --------    ----------

         Revenues           $5,185,085    $776,612    $ 39,595    $6,001,292
         Net income (loss)   (236,724)     128,169    (287,929)     (396,484)

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

Results of Operations

     The Company's net loss for the nine months ended September 30, 1999 was $396,484 as compared to a net loss of $75,109 for the nine months ended
September 30, 1998. The results of operations for the nine months ended September 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. The results of operations for the nine months ended September 30, 1998 do not reflect any of the operations of the DCAP Companies.

     The increase in the loss for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was the result primarily of the operations of the DCAP Companies from February 25, 1999 through September 30, 1999, which, on a stand-alone basis, generated a net loss of $236,724.


     The operations of the Hotel during the nine months ended September 30, 1999, on a stand- alone basis, generated a net income of $128,169. Corporate-level expenses of $287,929 for the nine months ended September 30, 1999, not allocable to either the DCAP Companies or the Hotel, contributed to the net loss for the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999, the Company had higher room rental revenues from the Hotel of $98,968 and lower general and administrative expenses of $89,162 (without regard to the DCAP Companies), in each case as compared to the nine months ended September 30, 1998. The above factors were offset by higher rent expense of $18,955 (since the Hotel's rental expense is based upon revenues received) and lower interest income of $24,662 (since, during the 1998 period, the Company recognized interest income from loans made to DCAP and such interest income recognition ceased effective with the closing of the DCAP acquisition). In addition, the Company incurred amortization expenses for the nine months ended September 30, 1999 of $182,012 applicable to the DCAP acquisition that were not incurred in the 1998 period.


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

     DCAP's management is developing a "worst-case scenario" with respect to Y2K non- compliance and contingency plans designed to minimize the effects of such scenario. Both the worst-case scenario and the contingency plan involve analysis of (i) the use of alternative sources of insurance coverage (of which DCAP has several) in the event of the loss of availability of one or more major carriers, and (ii) the use of alternative, non-IT methods of processing applications, including manual processing, in the event of IT-system failure on the part of outside parties. The executive management of DCAP intends to have its worst-case scenario and contingency plan fully developed and completely in place by the end of the fourth quarter of 1999.

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

                                            DCAP GROUP, INC.


Dated:  November 14, 2000                   By:/s/Kevin Lang
                                               Kevin Lang
                                               President

Dated:  November 14, 2000                   By:/s/Abraham Weinzimer
                                               Abraham Weinzimer
                                               Principal Financial Officer