Form 10QSB
period 2000-09-30
DCAP GROUP INC/
filed 2000-11-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,068,018 shares as of October 18, 2000

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet - September 30, 2000 (Unaudited)

        Condensed Consolidated Statements of Operations - Nine months ended September 30, 2000 and 1999 (Unaudited)

        Condensed Consolidated Statements of Operations - Three months ended September 30, 2000 and 1999 (Unaudited)

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999 (Unaudited)

        Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2000 and 1999 (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II.OTHER INFORMATION

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


SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                           September 30, 2000
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                     $  879,704
  Accounts receivable                                              552,188
  Prepaid expenses and
     other current assets                                          364,163
                                                                ----------
                  Total current assets                           1,796,055
                                                                ----------

PROPERTY AND EQUIPMENT, net                                      1,153,599
                                                                ----------

OTHER ASSETS:

  Receivable from stockholders                                     225,000
  Goodwill, net                                                  3,105,701
  Other intangibles, net                                           490,256
  Deposits and other assets                                        612,417
                                                                ----------
                  Total other assets                             4,433,374
                                                                ----------

                                                                $7,383,028
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                         $1,778,331
  Current portion of long-term debt                                 76,000
  Current portion of capital lease obligations                     233,582
  Debentures payable                                               154,200
                                                                ----------

                  Total current liabilities                      2,242,113
                                                                ----------

OTHER LIABILITIES:

  Long-term debt                                                   240,162
  Capital lease obligations                                        204,620
  Deferred revenue                                                  93,320
                                                                ----------
                  Total other liabilities                          538,102
                                                                ----------

MINORITY INTEREST                                                   37,141
                                                                ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
    25,000,000 shares; issued and outstanding,
    15,068,018 shares                                              150,680
  Capital in excess of par                                       9,744,909
  Deficit                                                       (5,101,917)
                                                                ----------
                                                                 4,793,672
  Subscription receivable                                         (228,000)
                                                                ----------
                                                                $4,565,672
                                                                ==========
                                                                $7,383,028
                                                                ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Nine months ended
                                                            September 30,
                                                        2000             1999
                                                     ----------      ----------
Revenues:
    Commissions and fees                             $5,714,330      $5,185,085
    Rooms                                               739,043         740,462
    Other                                                33,801          33,821
    Interest                                             39,819          41,924
                                                     ----------      ----------
           Total revenues                             6,526,993       6,001,292
                                                     ----------      ----------

Costs and expenses:
    General, administrative
      and sundry                                      5,858,571       5,304,058
    Departmental                                        218,026         220,670
    Depreciation and amortization                       618,044         471,794
    Lease rentals                                       149,463         148,981
    Property operation
      and maintenance                                    21,441          19,726
                                                     ----------      ----------

                                                      6,865,545       6,165,229

   Operating loss before income taxes,
       minority interest, and other expenses           (338,552)       (163,937)
   Interest expense                                      92,752         145,830
   Loss on sale of ownership interests in
       joint venture                                     75,822               -
                                                     ----------      ----------

    Loss before income taxes
      and minority interest                            (507,126)       (309,767)
    Provision for income taxes                           24,523          22,957
                                                     ----------      ----------

    Loss before minority interest                      (531,649)       (332,724)
    Minority interest                                     6,000          63,760
                                                     ----------      ----------

    Net loss                                         $ (537,649)    $  (396,484)
                                                     ==========      ==========

    Net loss per common share:

         Basic                                       $     (.04)    $      (.04)
                                                     ==========     ===========
         Diluted                                     $     (.04)    $      (.04)
                                                     ==========     ===========

    Weighted average number of shares outstanding:

         Basic                                       14,646,909      11,225,865
                                                     ==========      ==========
         Diluted                                     14,646,909      11,225,865
                                                     ==========      ==========


See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three months ended
                                                          September 30,

                                                     2000                1999
                                                  ----------         -----------
Revenues:
    Commissions and fees                          $1,717,813         $2,174,404
    Rooms                                            220,816            216,301
    Other                                              5,392             18,658
    Interest                                          11,102             14,798
                                                  ----------         ----------
         Total revenues                            1,955,123          2,424,161
                                                  ----------         ----------

Costs and expenses:
    General and administrative                     1,973,312          2,284,169
    Departmental                                      23,288             73,855
    Depreciation and amortization                    191,549            232,893
    Lease rentals                                     44,523             43,337
    Property operation
      and maintenance                                  5,016              6,560
                                                  ----------         ----------

                                                   2,237,688          2,640,814
                                                  ----------         ----------

Operating loss before income taxes,
       minority interest, and other expenses        (282,565)          (216,653)
Interest expense                                      27,993             75,372
                                                  ----------         ----------

Loss before income taxes
    and minority interest                           (310,558)          (292,025)
Provision for income taxes                            14,973                668
                                                  ----------         ----------

Loss before minority interest                       (325,531)          (292,693)
Minority interest                                       (219)             7,000
                                                  ----------         ----------

Net loss                                         $  (325,312)        $ (299,693)
                                                 ===========         ==========

Net loss per common share:

    Basic                                        $      (.02)        $     (.03)
                                                  ==========         ==========
    Diluted                                      $      (.02)        $     (.03)
                                                  ==========         ==========

Weighted average number of shares outstanding:

    Basic                                         15,068,018         13,452,944
                                                  ==========         ==========
    Diluted                                       15,068,018         13,452,944
                                                  ==========         ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Nine months ended
                                                              September 30,

                                                            2000        1999
                                                         ---------   ----------

Cash flows from operating activities:
  Net loss                                               $(537,649)  $ (396,484)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                       618,044      471,794
       Provision for bad debts                               1,800        1,800
       Minority interest in net earnings                     6,000       63,760
       Loss on sale of ownership interests in
           joint venture                                    75,822          -0-
       Decrease (increase) in assets:
         Accounts receivable                               (24,002)    (182,777)
         Prepaid expenses and other
           current assets                                  (29,103)     113,251
       Deposits and other                                   64,687          -0-
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses             355,633      (87,025)
         Deferred revenue                                  (27,467)     (33,635)
                                                         ---------   ----------

       Net cash provided by (used in)
          operating activities                             503,765      (49,316)

Cash flows from investing activities:
       Increase in notes and
        other receivables                                 (275,214)  (1,258,038)
      Acquisition of property and equipment                (75,261)    (202,275)
                                                         ---------   ----------

      Net cash (used in)
        investing activities                              (350,475)  (1,460,313)

Cash flows from financing activities:
      Proceeds from issuance of stock                          -0-    2,342,565
      Proceeds from issuance of long-term debt              41,000       21,000
      Principal payment of long term
         debt and capital lease obligation                (257,762)         -0-
                                                         ---------   ----------
      Net cash provided by
          (used in) financing activities                  (216,762)   2,363,565

      Net increase (decrease) in cash and
          cash equivalents                                 (63,472)     853,936
      Cash and cash equivalents,
         beginning of period                               943,176      353,431
                                                         ---------   ----------
      Cash and cash equivalents,
         end of period                                   $ 879,704   $1,207,367
                                                         =========   ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 2000, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

3. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4. DCAP Acquisition: Pro Forma Information. Since February 25, 1999, the Company has been engaged in two lines of business. In one, the Company, through its wholly-owned subsidiary, DCAP Insurance Agencies, Inc. ("DCAP"), and related entities (collectively, the "DCAP Companies"), is engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of its customers. In addition to commission revenue from such services, the Company generates fee revenue in connection with the grant of franchises to operate DCAP locations. The DCAP Companies also offer income tax return preparation services, automobile club services for roadside emergencies and premium financing services for their customers. The Company has been in this line of business since its February 25, 1999 acquisition of the DCAP Companies.

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

     The following pro forma results were developed assuming the acquisition of the DCAP Companies and the joint venture interests had occurred as of January 1, 1999. The Company's actual results for the nine months ended September 30, 2000 are also reflected below.

                                            Nine Months Ended
                                               September 30,

                                          2000             1999
                                       ----------      -----------
                                        (actual)       (pro forma)

                  Revenues             $6,526,993      $7,165,132
                  Net loss               (537,649)       (787,912)
                  Loss per share             (.04)           (.07)

     The pro forma net loss for the nine months ended September 30, 1999 and the actual net loss for the nine months ended September 30, 2000 each includes amortization of goodwill and other purchased intangibles of $275,942. The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the Company and the DCAP Companies been a combined company during the specified period or the joint venture interests had been acquired as of January 1, 1999.

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

         Nine months ended
         September 30, 2000
         ------------------

                                 DCAP
                               Companies      Hotel       Other(1)      Total
                               ----------    --------    ---------   ----------

         Revenues              $5,714,330    $758,584    $  54,079   $6,526,993
         Net income (loss)       (162,700)    109,869     (484,818)    (537,649)

         Nine months ended
         September 30, 1999
         ------------------

                                 DCAP
                               Companies       Hotel      Other(1)      Total
                               ---------     ---------   ---------   ----------

         Revenues              $5,185,085    $776,612    $  39,595   $6,001,292
         Net income (loss)       (236,724)    128,169     (287,929)    (396,484)

         ------------

         (1) Column represents corporate-related items and, as it relates to segment net income (loss), income and expense, including expenses for amortization of goodwill and other intangibles ($275,942 for the nine months ended September 30, 2000 and $182,012 for the nine months ended September 30, 1999), not allocated to reportable segments.

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

7. Effective June 2, 2000, in connection with the Company's June 1999 private placement offering, an additional 761,342 Common Shares, 253,778 Class A Warrants, 253,778 Class B Warrants and 253,778 Class C Warrants were issued to investors. The shares and warrants were issued pursuant to price protection provisions contained in the offering agreement. Effective June 2, 2000, the exercise prices of the Class A Warrants, Class B Warrants and Class C Warrants were reduced to $1.10, $1.37 and $1.65, respectively, per share.

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

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Background

     During 1998 and prior to February 25, 1999, the sole business of DCAP Group, Inc. (the "Company") was the operation, through a wholly-owned subsidiary, IAH, Inc., of the International Airport Hotel in San Juan, Puerto Rico (the "Hotel").

     On February 25, 1999, the Company acquired all of the issued and outstanding shares of Common Stock of DCAP Insurance Agencies, Inc. (formerly Dealers Choice Automotive Planning Inc.) ("DCAP") as well as interests in certain companies affiliated with DCAP (collectively with DCAP, the "DCAP Companies"). The DCAP Companies are engaged primarily in placing various types of insurance, including automobile, motorcycle, boat, life, business and homeowner's insurance, and excess coverage, with insurance underwriters on behalf of their customers. In addition to commission revenue from such services, the Company generates fee revenue in connection with the grant of franchises to operate DCAP locations. The DCAP Companies also offer income tax return preparation services, automobile club services for roadside emergencies and premium financing services for their customers.

     The DCAP Companies are compensated for their insurance-related services by commissions paid by insurance companies; the commission is usually a percentage of the premium paid by the insured. The DCAP Companies do not engage in underwriting activities and therefore do not assume underwriting risks.

     There are 66 existing "DCAP" offices in the New York metropolitan area. As discussed below, an additional 13 are anticipated to be opened by January 31, 2001. Of the existing locations, 13 are wholly-owned by the Company, two are owned partially by the Company (ranging between 50% and 80%) and partially by other persons who generally operate the location (the "joint venture partner") and 51 are franchises in which the Company has no equity interest; the franchisor, DCAP Management Corp., however, is wholly-owned by the Company. During the period from September 1, 1999 through October 31, 2000, the Company sold an aggregate of 37 franchises. Twenty-four of these are currently open for business. It is anticipated that the remaining 13 franchised stores will open by January 31, 2001 with the result that there would be 79 "DCAP" locations.

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

Results of Operations

     The Company's net loss for the nine months ended September 30, 2000 was $537,649 as compared to a net loss of $396,484 for the nine months ended
September 30, 1999. The results of operations for the nine months ended September 30, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of the acquisition by the Company of the DCAP Companies. On a pro forma basis (assuming that the acquisition of the DCAP Companies and certain interests of joint venture partners had occurred as of January 1, 1999), the Company's net loss for the nine months ended September 30, 1999 would have been $787,912.

     During the nine months ended September 30, 2000, revenues from the operations of the DCAP Companies were $5,714,330 (including $1,004,000 in initial franchise fees, i.e., from the grant of franchises). On a pro forma basis (using the above assumption), revenues from the operations of the DCAP Companies during the nine months ended September 30, 1999 would have been $6,348,925 (including $42,000 in initial franchise fees). On a pro forma basis, there was a decline in revenues from the operations of the DCAP Companies (net of initial franchise fees) of $1,596,595 between the nine months ended September 30, 1999 and 2000 generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of certain DCAP offices. Hotel revenues remained generally constant between the nine months ended September 30, 1999 and 2000.

     The operations of the DCAP Companies during the nine months ended September 30, 2000, on a stand-alone basis, generated a net loss of $162,700 (after giving effect to a loss of $75,822 incurred in connection with a sale of ownership interests in joint ventures) as compared to a net loss of $236,724 for the nine months ended September 30, 1999. The operations of the Hotel during the nine months ended September 30, 2000, on a stand-alone basis, generated net income of $109,869 as compared to a net income of $128,169 for the comparable period in 1999. Accordingly, the $141,165 increase in loss for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was the result primarily of an increase of $196,889 in loss not attributable to the operations of either the DCAP Companies or the Hotel (including an increase in amortization expenses of $93,930 relating to goodwill and other intangible assets generated primarily by the acquisitions of the DCAP Companies and certain interests of joint venture partners (which were accounted for under the purchase method of accounting)).

Liquidity and Capital Resources

     As of September 30, 2000, the Company had $879,704 in cash and cash equivalents and a working capital deficiency of $536,229. As of December 31, 1999, the Company had $943,176 in cash and cash equivalents and a working capital deficiency of $211,777.

     Cash and cash equivalents decreased between December 31, 1999 and September 30, 2000 due to cash used to acquire property and equipment of $75,261 and to repay long-term debt and capital lease obligations of $216,762, and an increase in notes and other receivables of $275,214, offset by net cash provided by operating activities in the amount of $503,765.

     The Company's liquidity at September 30, 2000 was insufficient to meet operating requirements. In order to reduce its working capital deficiency and alleviate cash flow demands, the Company intends to take the following actions:
(i) continue efforts to expand franchise operations and decrease the number of Company-owned stores (by sale of selected stores and, in general, conversion to franchise status), with a resultant increase in both franchise-related revenue and revenue from the sale of the stores; (ii) continue efforts to reduce overhead expenses; and (iii) seek an infusion of capital.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3(a) Certificate of Incorporation, as amended(1)
               3(b) By-laws, as amended(2)
               27   Financial Data Schedule

         (b)   Reports on Form 8-K

               No Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 2000.

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

                                             DCAP GROUP, INC.

Dated:  November 14, 2000                    By: /s/Kevin Lang
                                                 --------------
                                                 Kevin Lang
                                                 President

Dated:  November 14, 2000                    By: /s/Abraham Weinzimer
                                                 ---------------------
                                                 Abraham Weinzimer
                                                 Executive Vice President
                                                 (Principal Financial Officer)