Form 10KSB
period 2000-12-31
DCAP GROUP INC/
filed 2001-04-17
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
         (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       -----------------  --------------------

            Commission file number          0-1665
                                  --------------------------------------------

                                DCAP GROUP, INC.
                  ------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                       36-2476480
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                          Identification No.)

              2545 Hempstead Turnpike, East Meadow, New York 11554
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number (516)735-0900
                                               --------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
       none
     -------                           -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
        ---------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       --    --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( X )

     State issuer's revenues for its most recent fiscal year: $7,815,424

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,158,585 as of March 31, 2001.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes ____    No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,353,402 shares as of March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 INDEX                                  Page No.

Forward Looking Statements.....................................................1

Explanatory Note ..............................................................1

PART I

Item 1.      Description of Business...........................................2

Item 2.      Description of Property...........................................9

Item 3.      Legal Proceedings................................................10

Item 4.      Submission of Matters to a Vote of Security Holders..............11


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.........12

Item 6.      Management's Discussion and Analysis or Plan of Operation........13

Item 7.      Financial Statements.............................................14

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................15


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act................16

Item 10.     Executive Compensation...........................................18

Item 11.     Security Ownership of Certain Beneficial Owners and Management...20

Item 12.     Certain Relationships and Related Transactions...................22


PART IV

Item 13.     Exhibits and Reports on Form 8-K.................................27

Signatures

                                     PART I

Forward Looking Statements

     This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the decline in the number of insurance companies offering insurance products in our markets, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of litigation with regard to our hotel lease, the dependence on our executive management, and our ability to raise additional capital which may be required in the near term. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

Explanatory Note

     Throughout this Annual Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, DCAP Insurance Agencies, Inc., and affiliated companies, and the operations of our insurance-related subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

     Background

     Prior to February 25, 1999, our sole business was the operation of the International Airport Hotel in San Juan, Puerto Rico. The hotel is discussed in
Item 1(b) of this Annual Report.

         DCAP Acquisition

         On February 25, 1999, we acquired the DCAP Companies. The business of the DCAP Companies is discussed in Item 1(b) of this Annual Report.

     At the time of our acquisition of the DCAP Companies, the following other actions occurred:

     o The size of our Board of Directors was initially increased to four, and Kevin Lang and Abraham Weinzimer, the principals of the DCAP Companies, joined Morton L. Certilman and Jay M. Haft as our Board members.

     o Messrs. Lang and Weinzimer were appointed as our President and Executive Vice President, respectively. Messrs. Certilman and Haft, formerly President and Chairman of the Board, respectively, were appointed Chairman of the Board and Vice Chairman of the Board, respectively.

     o Messrs. Lang, Weinzimer, Certilman and Haft acquired common shares from us and from one of our principal shareholders as discussed in
          Item 12 of this Annual Report.

     o    We changed our name from EXTECH Corporation to DCAP Group, Inc.

     o Eagle Insurance Company acquired common shares from us as discussed in Item 12 of this Annual Report. Eagle is a New Jersey insurance company wholly-owned by The Robert Plan Corporation, an insurance holding company that is engaged in providing services to insurance companies.

     o The size of our Board of Directors was increased further to five and Robert M. Wallach, Eagle's Vice President and the President, Chairman and Chief Executive Officer of The Robert Plan, was appointed as a member of our Board.

     Private Placement

     In June 1999, we raised gross proceeds of $1,675,000 through a private placement of our securities.

     Acquisitions of Joint Venture Interests

     In December 1999, we acquired the interests of our joint venture partners in 15 DCAP retail insurance stores. These acquisitions were part of our plan to phase out joint ventures in the DCAP system and to concentrate on wholly-owned and franchise operations.

     Sale of Stores; Emphasis on Franchise Operations

     Commencing in 2000 and continuing into 2001, we began pursuing a strategy of shifting toward franchise operations. Pursuant to that strategy, since May 2000, we have closed or sold our interest in 12 wholly-owned or partially-owned stores and have granted 23 franchises to operate DCAP stores. We now have 11 remaining wholly-owned or partially-owned stores. We have agreed to sell eight of the stores as discussed in Item 12 of this Annual Report and grant franchises to the purchasers. We intend to sell our interest in the remaining stores in the near future.

     Recent Developments

     Since December 31, 2000, the following events have occurred:

     o Barry Goldstein was elected our Chief Executive Officer and a member of our Board of Directors. See Item 9 of this Annual Report.

     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman to sell to them a total of eight of our stores. These transactions are discussed in Item 12 of this Annual Report.

     o We repurchased common shares from Messrs. Lang and Weinzimer as discussed in Item 12.

     o    We  terminated  our  employment   agreements  with  Messrs.   Lang,
          Weinzimer, Certilman and Haft; our wholly-owned subsidiary, DCAP Management Corp., which operates our franchise business, entered into an employment agreement with Mr. Lang pursuant to which he is serving as its President; and each of Messrs. Lang, Weinzimer, Certilman and Haft resigned his position as an officer of DCAP Group. Each of Messrs. Lang and Weinzimer also resigned his position as a director of DCAP Group. Mr. Lang's new employment agreement is discussed in Item
          10. The termination of the employment agreements is discussed in Item 12.

(b)  Business of Issuer

     General

     Our DCAP storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. The types of insurance placed include the following:

      o   automobile
      o   motorcycle
      o   boat
      o   livery/taxi
      o   life
      o   business
      o   homeowner
      o   excess coverage

     There are 67 DCAP locations in the New York metropolitan area. Fifty-six of them are franchises. The balance are either wholly owned by us or are owned partially by the operator of the office. We try to select locations that will attract "walk-in" retail customers.

     The DCAP stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the DCAP stores serve as an insurance company and therefore do not assume underwriting risks.

     We also offer the following additional services in connection with the operation of the DCAP stores:

      o   income tax return preparation services
      o   premium financing services for our customers
      o   automobile club services for roadside emergencies

     We also operate the International Airport Hotel in San Juan, Puerto Rico.

     We were incorporated in 1961 under the name Executive House, Inc. We changed our name to EXTECH Corporation in 1991. In February 1999, we acquired the DCAP Companies and began our insurance operations. At that time we changed our name to DCAP Group, Inc.

     Our executive offices are located at 2545 Hempstead Turnpike, East Meadow, New York 11554; our telephone number is (516) 735-0900 and our fax number is
(516) 735-2900.

     DCAP Insurance

     Insurance Brokerage

     For many years, DCAP Insurance specialized in offering assigned-risk and nonstandard automobile insurance policies. Assigned-risk and nonstandard policies are issued after an analysis of such factors as the driver's accident record, the kind of car being insured, the age and credit risk of the driver, where the insured lives, and other items. Over the last several years, DCAP Insurance has also been marketing and selling standard and preferred policies. Through such preferred carriers as Travelers, Prudential, Progressive Casualty, and Metlife Auto and Home, serving as either brokers or agents, we can offer our customers many carrier and premium options.

     Due to the recent lack of profitability experienced by many nonstandard carriers, the number of insurers servicing the nonstandard market has decreased. The effect during 2000 was particularly acute in New York City. This has created a situation where we can no longer offer certain drivers (e.g., a driver seeking minimum legal liability limits) a choice in carriers, and we must place the insured in the "assigned-risk" NY Auto Insurance Plan.

     During the fiscal year ended December 31, 2000, approximately 71% of our DCAP Insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

     We have established a presence in all five New York City boroughs, Nassau, Suffolk, Westchester, Rockland and Dutchess Counties, New York and New Jersey. We select locations to maximize the attraction of "walk-in" retail customers. These customers generally do not have an established relationship with us and come to our stores without an appointment. These customers constitute the majority of our DCAP Insurance business.

     In addition to automobile insurance, we offer:

     o  property and casualty insurance for motorcycles, boats and livery/taxis;
     o  life insurance
     o  business insurance
     o  homeowner's insurance
     o  excess coverage

     We have obtained the right to receive calls placed to "1-800-INSURANCE" in the states of New York, New Jersey, Connecticut and Pennsylvania (except for one area code in Pennsylvania) as a way to increase our insurance brokerage business.

     Franchises

     An important part of our strategy is to increase our name recognition and reduce central office overhead. We have decided that granting others DCAP franchises is an important step in achieving these goals.

     During the year ended December 31, 2000, we granted a total of 26 franchises. This increased the number of our franchises to 64. Of these, 56 are currently in operation. This represents approximately 84% of our current store locations. We anticipate that the remaining eight franchises will open as DCAP stores by July 31, 2001. In addition, as discussed in Item 12 of this Annual Report, it is anticipated that eight of our wholly-owned stores will be converted to franchises later this year.

     Franchises currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Additional fees are payable if the franchisee desires to license software from us in the operation of its store or to obtain training and software in connection with income tax preparation services. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement. Initial franchise fees and ongoing monthly fees payable by franchisees constituted approximately 23% of our DCAP Insurance revenues during the year ended December 31, 2000. As discussed in Item 6 of this Annual Report, this percentage should increase significantly during 2001.

     Income Tax Return Preparation

     A majority of our DCAP stores provide income tax return preparation services. The tax return preparation service allows us to offer an additional service to the walk-in customers who comprise the bulk of our customer base, as well as to existing customers. We have also obtained the right to receive calls placed to "1-800-INCOME TAX" nationwide as a way to increase our tax preparation business.

     The participating DCAP stores gather information from filers and forward it to an unaffiliated third party, which processes the information, generates returns to be submitted to the Internal Revenue Service and other taxing authorities, manually or electronically files the returns and processes any refunds. We use a wholly-owned subsidiary as an intermediary between the various DCAP stores and the third party processor. We believe that the provision of this service not only increases our revenues, but also enhances our presence in the various markets that we serve and aids in customer retention. During fiscal 2000, fees received in connection with income tax return preparation constituted approximately 1% of our DCAP Insurance revenues.

     Premium Financing

     Customers who purchase insurance policies are often unable to pay the premium in a lump sum or to make the required down payment, and, therefore, require financing. Until September 1999, we outsourced premium financing for our customers. Based upon the perceived need for premium financing, we formed Payments, Inc. and it became licensed by the New York State Banking Department as a premium finance company.

     Payments, Inc. has contracts with two other premium finance companies, each of which has agreed to purchase premium finance receivables as originated by Payments, Inc. Payments, Inc. is entitled to a fee with respect to the purchased receivables, subject to certain conditions. Payments, Inc. retains none of the receivables.

     During fiscal 2000, fees received in connection with premium financing services constituted approximately 1% of our DCAP Insurance revenues.

     Automobile Club

     As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

     During fiscal 2000, fees received in connection with automobile club services constituted approximately 2% of our DCAP Insurance revenues.

Structure and Operations

     As stated above, we currently have 67 offices, of which 56 are franchises, nine are wholly-owned, and two are joint ventures. Our franchises and joint venture offices consist of both

"conversion" and "startup" operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned offices are managed by our employees or an independent contractor; each joint venture office is managed by the joint venture partner; each franchise is managed by or under the supervision of the franchisee.

     In order to promote consistency and efficiency, all of our office managers are trained by us. Our training program covers:

     o  marketing, sales and underwriting
     o  office and logistics
     o  computer information
     o  our DCAP Management System (as discussed below)

     We provide the administrative services and functions of a "central office" to our wholly-owned and joint venture offices. The services provided to these storefront offices are:

     o  sales training
     o  bookkeeping and accounting
     o  processing services

     Franchises operate without the assistance of our "central office" services.

     We also provide support services to stores such as:

     o  assistance with regard to the hiring of employees
     o  assistance with regard to the writing of local advertising
     o  advice regarding potential carriers for certain customers

     We also manage the cooperative advertising program in which all of our offices participate.

     In addition to the above services, we provide to all of our offices a direct business relationship with nationally-known and local insurance carriers that would otherwise be beyond the reach of small, privately-owned retail insurance operations. As a result, an individual DCAP office can offer policy and premium options to its customers that other local insurance brokerages cannot. This direct relationship is enhanced by a software system, known as the DCAP Management System that provides a direct link to certain carrier databases. This system enables each DCAP office that utilizes it to access policy coverage and cost information, application requirements, and other kinds of information. It also enables the DCAP offices' brokers to search various databases to obtain pertinent information about potential customers.

     Strategy

     We currently have a five-pronged business strategy:

     o  place greater emphasis on franchise operations
     o  increase name recognition
     o  expand and diversify the products and services offered by our offices
     o  utilize toll-free telephone numbers
     o  utilize our website

     As of December 31, 1999, 53% of the DCAP stores were franchises. As of December 31, 2000, that percentage had increased to 84%. Due to the costs involved in providing the "central office" administrative services and functions to our wholly-owned and joint venture offices (as discussed above), we have determined to sell or close all of our remaining wholly-owned and joint venture locations and concentrate on our franchise operations, including the provision of related services such as income tax preparation and premium finance services.

     We pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP offices to advertise in various editions of directories and in automobile sales and other publications. We have also utilized television and radio advertising and will consider further use in the future.

     Our strategy of expanding and diversifying the products and services offered will capitalize on the nature of the typical DCAP customer. We offer our "walk-in" customer not only a variety of automobile insurance products, but, as noted above, additional types of insurance currently offered, including life, business and homeowner's insurance, and excess coverage, and other services, including an income tax return processing program and a premium financing service.

     We also utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP office nearest the call (based on the zip code of the caller) for handling. We are promoting "1-800-INSURANCE" and "1-800-INCOME TAX" in our current markets and intend to utilize such numbers in the future as our market expands.

     Our final strategy entails offering our products and services via our website, "www.dcapinsurance.com". Through the website, an interested potential customer can obtain information with regard to the various insurance products and other services we offer, obtain the address of the nearest DCAP store and apply for insurance online.

     International Airport Hotel

     We operate the International Airport Hotel in San Juan, Puerto Rico. The hotel is located on the site of the San Juan International Airport and occupies the third and fifth floors of the main terminal building. In addition to its 57 guest rooms, the hotel has a lobby area. The hotel caters generally to commercial and tourist travelers in transit; it is marketed through brochures, local advertising and in-airport advertising. We also operate a video game room on the terminal level of the airport. The operations of the hotel are highly seasonal, with a disproportionate share of its revenues generated during the first several months of the calendar year. Approximately 14% of the total room sales for the hotel for 2000 were attributable to one customer, American Airlines. During

2000, the hotel's average occupancy rate was approximately 66%. From 1996 to 1999, the average occupancy rate was approximately 62%. The hotel's average room rate during 2000 was approximately $72.

     The hotel is the only hotel actually located on the site of the airport. As such, it has little direct competition for the tourist trade or commercial travelers seeking only sleeping accommodations at the airport. Other hotels are located in areas surrounding the airport.

     See Item 3 of this Annual Report for a discussion of a lawsuit with regard to the lease for the hotel.

     Employees

     We employ approximately 53 persons; seven of them (all of whom are employed in connection with our hotel operations) are represented by a collective bargaining organization. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal executive offices are located at 2545 Hempstead Turnpike, East Meadow, New York. Our 11 wholly-owned or joint venture DCAP offices and our executive offices are operated pursuant to lease agreements that expire from time to time through 2006. The current aggregate base rental for the offices is approximately $438,000 per annum. As discussed in Items 1 and 12 of this Annual Report, we have entered into agreements to sell eight of our wholly-owned offices and intend to sell our interest in the remaining wholly-owned and joint venture stores in the foreseeable future.

     Our hotel is leased from the Puerto Rico Ports Authority. The annual rental obligation equals the greater of $169,400 or 20% of annual gross revenues. Total rent expense under the lease amounted to approximately $197,000 for 2000 compared to approximately $196,000 for 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Regent

     In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank against DCAP Insurance and Payments, Inc. alleging that DCAP Insurance and Payments,
Inc. breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP Insurance, Payments, Inc. and affiliated agencies. Subsequently, Regent amended its pleading to add Kevin Lang and Abraham Weinzimer as defendants. Regent claims that the defendants are liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claims damages in excess of $800,000. DCAP Insurance and Payments, Inc. have interposed several affirmative defenses and have asserted counterclaims against Regent for breach of contract and fraud. DCAP Insurance and Payments, Inc. seek damages of $40,000. This matter has been placed on the list of matters to be scheduled for trial, but no date has been set for a trial. DCAP Insurance believes that it has meritorious defenses to Regent's claims and intends to continue to defend and pursue its counterclaim vigorously. In March 1997, DCAP Insurance, Payments, Inc. and their affiliated agencies brought a separate action against Regent, among others, in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000. This action has been stayed pending the resolution of the Pennsylvania action.

     Dispute with Ports Authority

     On July 22, 1988, we entered into a lease agreement with the Puerto Rico Ports Authority pursuant to which the Ports Authority granted us a lease to operate the hotel for five years until June 30, 1993. We also received the option to extend the term of the lease for an additional five year term to end June 30, 1998 (subject to agreement as to the rental amount payable, which the parties agreed to negotiate in good faith).

     In 1992, in accordance with the lease agreement, we exercised our right for a five year extension of the lease. At the time, the Ports Authority was uncertain as to whether it wished to build a new hotel in the parking lot of the airport or upgrade the hotel and, therefore, requested that we accept a 30 month extension of the then existing term. We agreed to a 30 month extension and signed a supplemental lease agreement with the Ports Authority in May 1992 extending the lease term to December 31, 1995. We believe that, pursuant to the supplemental lease agreement, we retained our option to continue the lease for a period of five years to December 31, 2000 and thereafter for additional five year terms.

     In July 1993, the Assistant Director of Operations of the Ports Authority forwarded to us a letter containing the terms of a proposed ten year lease extension which we approved, signed and returned to the Ports Authority. Although the proposed lease extension does not make the Ports Authority's approval conditional upon the approval of its Board of Directors, the Ports Authority has taken that position. The Ports Authority contends that, since Board of Directors approval was not obtained, the extension is not in effect. We believe that a ten year agreement has been entered into between us and the Ports Authority pursuant to the proposed lease extension or that, alternatively, we exercised our right to extend the term of the lease to December 31, 2000. We have notified the Ports Authority that we believe that we have the right to further extend the term of the lease to December 31, 2005 and that we exercised this right.

     Based upon our refusal to acknowledge that, effective January 1, 1996, we occupied the hotel on a month-to-month basis, in February 1996, the Ports
Authority requested that we vacate, surrender and deliver the premises by February 29, 1996. Following the receipt of that request, on February 26, 1996, we brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority with respect to the hotel. The action seeks a declaratory judgment that we exercised an option with respect to our lease for the hotel for an extension of the term of five years commencing on January 1, 1996 or, in the alternative, that the Ports Authority executed a new lease agreement for a ten year period commencing on that date. Discovery proceedings have taken place, and the action is still pending. We have continued to operate the hotel during the pendency of the action.

     Casmalia Resource Site

     In September 2000, we received notices from the United States Environmental Protection Agency and counsel to the Casmalia Resources Site Steering Committee seeking payment for certain costs anticipated to be incurred in connection with the cleanup of a former hazardous waste facility. The notices relate to AG Oil, a company with which we had no connection and that allegedly sent waste to the Casmalia Disposal Site in Santa Barbara County, California in and around 1982. In 1989 AG Oil merged with Aegis Industries Incorporated, a company with which we also had no connection until 1990 when we obtained a 24% equity interest. In 1992 Aegis was involuntarily dissolved by the State of Delaware. Based upon its acknowledgment that AG Oil sent relatively small amounts of waste to the site, the EPA offered to settle the matter for approximately $110,000. In October 2000, our counsel sent a letter to the EPA explaining the tenuous relationship between AG Oil and us and indicating our belief that we have no responsibility for any alleged acts of AG Oil and, therefore, no liability in connection with this matter. We have received no further notices or communications from the EPA with regard to the matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our stockholders during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a)  Market Information

     Our common shares are traded over-the-counter and quoted on the NASD OTC Electronic Bulletin Board under the symbol "DCAP".

     Set forth below are the high and low bid prices for our common shares for the periods indicated, as reported on the Bulletin Board. The prices set forth are prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer. The prices may not necessarily reflect actual transactions.

                                                High              Low

1999 Calendar Year

First Quarter                                   $2.41             $1.47
Second Quarter                                   1.75              1.19
Third Quarter                                    1.62              1.00
Fourth Quarter                                   1.28               .75

2000 Calendar Year

First Quarter                                   $1.06             $ .75
Second Quarter                                    .81               .31
Third Quarter                                     .47               .38
Fourth Quarter                                    .38               .25

(b)  Holders

     As of March 31, 2001, there were approximately 2,327 record holders of our common shares.

(c)  Dividends

     Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. We have not declared or paid any dividends in the past and do not currently anticipate declaring or paying any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any dividends of any kind will ever be paid to holders of our common shares.

(d) Recent Sales of Unregistered Securities

     Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

     Results of Operations

     Our net loss for the year ended December 31, 2000 was $3,718,297 as compared to a net loss of $450,042 for the year ended December 31, 1999. The results of operations for the year ended December 31, 1999 included the results of operations of the DCAP Companies from February 25, 1999, the date of our acquisition of the DCAP Companies. On a pro forma basis (assuming that the acquisition of the DCAP Companies and certain interests of joint venture partners had occurred as of January 1, 1999), our net loss for the year ended December 31, 1999 would have been $873,735.

     During the year ended December 31, 2000, revenues from the operations of the DCAP Companies were $6,716,356 (including $1,136,000 in initial franchise fees, i.e., from the grant of franchises). On a pro forma basis (using the above assumption), revenues from the operations of the DCAP Companies during the year ended December 31, 1999 would have been $7,934,706 (including $454,000 in initial franchise fees). Therefore, on a pro forma basis, there was a decline in revenues from the operations of the DCAP Companies (net of initial franchise fees) of $1,900,356 between the year ended December 31, 1999 and 2000. This was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of certain DCAP offices. As discussed in Items 1 and 12, we have entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices and intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from the operations of the DCAP Companies (net of franchise fees) will further decline substantially in 2001. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. Hotel revenues increased approximately $43,000 between the year ended December 31, 1999 and 2000.

     The operations of the DCAP Companies during the year ended December 31, 2000, on a stand-alone basis, generated a net loss of $818,359 as compared to a net loss of $173,160 for the year ended December 31, 1999. The operations of the hotel during the year ended December 31, 2000, on a stand-alone basis, generated net income of $183,272 as compared to a net income of $149,080 for 1999. Accordingly, the $3,268,255 increase in loss for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was the result primarily of an increase of $2,657,248 in loss not attributable to the operations of either the DCAP Companies or the hotel (including a write off of unamortized goodwill and other intangibles of $2,370,000). The goodwill and other intangible assets had been generated primarily by the acquisitions of the DCAP Companies and certain interests of joint venture partners (which were accounted for under the purchase method of accounting). The write off was the result of various factors, including our divestiture of DCAP stores, a significant decrease in the number of key employees that remained with us following the DCAP acquisitions, and our inability to generate sufficient cash flows from operations of the remaining stores. We anticipate that the shift to a franchise strategy with the consequential reduction of "central office" overhead expenses should have a positive effect on our results of operations for 2001.

     Liquidity and Capital Resources

     As of December 31, 2000, we had $759,309 in cash and cash equivalents and a working capital deficiency of $161,156. As of December 31, 1999, we had $943,176 in cash and cash equivalents and a working capital deficiency of $211,777.

     Cash and cash equivalents decreased between December 31, 1999 and December 31, 2000 due to cash used to acquire property and equipment of $165,414 and to repay long-term debt and capital lease obligations of $381,443, and an increase in notes receivables of $190,519, offset by net cash provided by operating activities in the amount of $230,509 and proceeds from the sale of DCAP stores of $323,000.

     Our liquidity at December 31, 2000 was insufficient to meet operating requirements. In order to reduce our working capital deficiency and alleviate cash flow demands, we have taken the following actions:

     o We have continued efforts to expand franchise operations and decrease the number of wholly-owned stores (by the sale of stores and, in general, conversion to franchise status). This has resulted in an increase in both franchise-related revenue and revenue from the sale of the stores. Item 12 of this Annual Report discusses agreements entered into in March 2001 to sell eight of our stores. Pursuant to these agreements, we have received cash of approximately $739,000.

     o We have continued efforts to reduce overhead expenses. These efforts include the reduction of "central office" expenses due to the shift to a franchise-oriented strategy.

     o   We have continued to seek an infusion of capital.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2000.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT


    Name                     Age          Positions and Offices Held


Barry Goldstein             48       Chairman of the Board, Chief Executive Officer and Director
Kevin Lang                  43       President of DCAP Management Corp.
Morton L. Certilman         69       Director
Jay M. Haft                 65       Director
Robert Wallach              48       Director



     Barry Goldstein

     Mr. Goldstein was elected our Chairman of the Board, Chief Executive Officer and a director in March 2001. Since April 1997, he has served as President of AIA Acquisition Corp., which operates insurance agencies. Since 1982, he has served as President of Stone Equities, a consulting firm.

     Kevin Lang

     Mr. Lang served as our President from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. He served as President of DCAP Insurance from its inception in 1982 until March 2001. Effective March 2001, his primary position became President of DCAP Management, our wholly-owned subsidiary that operates our franchise business. He served as one of our directors from February 1999 to March 2001.

     Morton L. Certilman

     Mr. Certilman served as our Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our President. He has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the

Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Jay M. Haft

     Mr. Haft served as our Vice Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft. From 1989 to 1994, he was a senior corporate partner of that firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. He is also a director of many public and private corporations, including Robotic Vision Systems, Inc., NCT Group, Inc., Encore Medical Corporation, DUSA Pharmaceuticals, Inc., Oryx Technology Corp., and Thrift Management, Inc, all of whose securities are traded in the over-the-counter market. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, and a national trustee and Treasurer of the Miami Ballet. He is also a trustee of Florida International University and serves on the advisory board of the Wolfsonian Museum in Miami, Florida. Mr. Haft received B.A. and LL.B. degrees from Yale University.

     Robert M. Wallach

     Mr. Wallach has served since 1993 as President, Chairman and Chief Executive Officer of The Robert Plan Corporation, an insurance company holding company that provides services to insurance companies. He has served as one of our directors since 1999.

     There are no family relationships among any of our executive officers and directors.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this proxy statement each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2000. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2000, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2000, 1999 and 1998 for each of our executive officers as of December 31, 2000 who had a total salary and bonus for that year in excess of $100,000.


                                                                        Long-Term Compensation
Name and                                    Annual Compensation                Awards                    All Other
Principal Position              Year              Salary               Shares Underlying Options       Compensation

Morton L. Certilman             2000            $125,000                        -                          -0-*
Chairman of Board(1)            1999             129,167                     225,000                       -0-*
                                1998             150,000                        -                          -0-*

Kevin Lang                      2000            $250,000                        -                           -
President(2)                    1999             208,000(3)                  200,000                        -
                                1998                -                           -                           -

Abraham Weinzimer               2000            $250,000                        -                           -
Executive Vice President(4)     1999             208,000(3)                  200,000                        -
                                1998                -                           -                           -


* Excludes fees payable during 1998, 1999 and 2000 by us to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member.

(1) Effective March 28, 2001, Mr. Certilman resigned his position as our Chairman of the Board.

(2) Effective March 28, 2001, Mr. Lang resigned his position as our President and a director, and he became President of DCAP Management Corp., our wholly-owned subsidiary that operates our franchise business.

(3) Represents salary paid from February 25, 1999, the date of our acquisition of the DCAP Companies. Messrs. Lang and Weinzimer were the principals of these companies.

(4) Effective March 28, 2001, Mr. Weinzimer resigned his position as our Executive Vice President and a director.

     Options

     No grants of stock options were made to any of Messrs. Certilman, Lang or Weinzimer during the fiscal year ended December 31, 2000.

                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
            ENDED DECEMBER 31, 2000 AND FISCAL YEAR-END OPTION VALUES


                                                               Number of Shares
                              Number of                    Underlying Unexercised          Value of Unexercised
                                Shares                            Options at                In-the-Money Options
                               Acquired        Value           December 31, 2000            at December 31, 2000
Name                          on Exercise     Realized     Exercisable/Unexercisable      Exercisable/Unexercisable
----                          -----------     --------     -------------------------      -------------------------

Morton L. Certilman                -            N/A             112,500/112,500                      0/0
Kevin Lang                         -            N/A             100,000/100,000                      0/0
Abraham Weinzimer                  -            N/A             100,000/100,000                      0/0


     Long-Term Incentive Plan Awards

     No awards were made to any of Messrs. Certilman, Lang or Weinzimer during the fiscal year ended December 31, 2000 under any long-term incentive plan.

     Compensation of Directors

     Our directors are not entitled to receive any compensation for their services as directors.

     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Effective March 28, 2001, our subsidiary, DCAP Management, entered into an employment agreement with Mr. Lang pursuant to which he is employed as its President.

     Term

     The term of the employment agreement is six months.

     Devotion of Time

     During the term of the employment agreement, Mr. Lang is required to expend all of his working time for DCAP Management, except that he may expend up to eight hours per week in connection with the operation of the three DCAP stores he has agreed to purchase.

     Compensation

     During the employment period, Mr. Lang will be entitled to receive a salary of $125,000 per annum. In addition, in connection with each franchise agreement approved by the DCAP Management Board of Directors and entered into solely as a result of Mr. Lang's efforts, he will be entitled to receive $2,000.

     Termination

     In the event of termination of Mr. Lang's employment without "cause," he will be entitled to receive, as liquidated damages, a lump sum amount equal to all compensation that he would have been entitled to receive for the remainder of the term, as if his employment had not terminated.

     Restrictive Covenants

     Prior to the second anniversary of the expiration date of the employment agreement, without our prior written consent, Mr. Lang is restricted, within a radius of five miles of any of our offices or franchises, from engaging or participating in a business which is similar to or competitive with our business activities. He may, however, operate his DCAP stores.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information as of March 31, 2001 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

  Name and Address                 Number of Shares             Approximate
 of Beneficial Owner               Beneficially Owned        Percent of Class

Jay M. Haft                        1,788,893(1)(2)                 15.5%
1001 Brickell Bay Drive
Miami, Florida

Eagle Insurance Company            1,486,893(3)                    13.1%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Morton L. Certilman                 1,336,005(1)(4)                11.5%
The Financial Center at
  Mitchel Field
90 Merrick Avenue
East Meadow, New York

Abraham Weinzimer                     983,924(1)(5)                 8.5%
418 South Broadway
Hicksville, New York

Kevin Lang                            851,460(1)(6)                 7.4%
3789 Merrick Road
Seaford, New York

Robert M. Wallach                           0(7)                     -
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

All executive officers

and directors as a group            5,463,251(1)(2)(4)             45.5%
(5 persons)                                     (6)(8)

---------

(1)  Based upon  Schedule  13D filed under the  Securities  Exchange  Act of
     1934.

(2) Includes 225,000 shares issuable upon the exercise of currently exercisable options and 15,380 shares held in a retirement trust for the benefit of Mr. Haft.

(3) Eagle is a wholly-owned subsidiary of The Robert Plan. See Item 12 of this Annual Report.

(4) Includes 225,000 shares issuable upon the exercise of currently exercisable options and 902,452 shares held in a retirement trust for the benefit of Mr. Certilman.

(5) Includes 200,000 shares issuable upon the exercise of currently exercisable options.

(6) Includes 200,000 shares issuable upon the exercise of currently exercisable options.

(7) Excludes shares owned by Eagle, of which Mr. Wallach, one of our directors, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(8) Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     DCAP Agreement

     On February 25, 1999, pursuant to the terms of an Agreement dated as of May 8, 1998 between Messrs. Lang, Weinzimer, Certilman and Haft and us, as amended, we acquired DCAP Insurance. The following is a summary of the material terms of the agreement:

     Acquisition of Common Shares

     Pursuant to the agreement, we acquired DCAP Insurance. At the closing of the acquisition, we issued the following common shares:

     o 3,300,000 shares to Messrs. Lang and Weinzimer (1,650,000 shares to each) in consideration for their transfer of the shares of DCAP Insurance.

     o 950,000 shares to Messrs. Lang and Weinzimer (475,000 shares to each) at a purchase price of $.25 per share (an aggregate of $237,500), paid as follows:

        o an amount in cash equal to the par value of the 950,000 shares (an aggregate of $9,500); and

        o the balance by the delivery by each of Messrs. Lang and Weinzimer of a promissory note in the principal amount of $114,000 (an aggregate of $228,000). These notes provided for, among other things, the following:

          o interest at the rate of 6% per annum; and

          o payment of principal and interest in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006, subject to acceleration to the extent that Mr. Lang or Mr. Weinzimer received any proceeds from the sale or other disposition of any common shares; and

     o 452,000 shares to Messrs. Certilman and Haft or their designees (208,500 shares to each of Messrs. Certilman and Haft or his retirement trust and an aggregate of 35,000 shares to a designee of Mr. Certilman) at a purchase price of $.25 per share (an aggregate of $113,000), paid in cash.

     At the closing of our acquisition of DCAP Insurance, each of Messrs. Haft, Lang and Weinzimer and Mr. Certilman's retirement trust also purchased 450,000 of our common shares (1,800,000 shares in the aggregate) beneficially owned by Sterling Foster Holding Corp. and held by Mr. Certilman as voting trustee pursuant to a Voting Trust Agreement with Sterling Foster, at a purchase price of $.25 per share. Mr. Certilman did not receive any portion of such purchase price. Upon such purchase, the Voting Trust Agreement was terminated.

     At the closing of the acquisition, we also loaned $112,500 to each of Messrs. Lang and Weinzimer (an aggregate of $225,000). The proceeds of the loans were used by Messrs. Lang and Weinzimer solely for the purpose of purchasing their shares from Sterling Foster. Each of the loans was evidenced by a promissory note that provided for, among other things, the following:


     o   nterest at the rate of 6% per annum;

     o payment of principal and interest in six equal annual installments commencing April 15, 2001 and continuing through April 15, 2006, subject to acceleration to the extent that Mr. Lang or Mr. Weinzimer received any proceeds from the sale or other disposition of any common shares;

     o non-recourse against Messrs. Lang and Weinzimer, i.e., Messrs. Lang and Weinzimer would not be personally liable for the payment of the notes; instead, in the event of a default, our sole remedy would be pursuant to a pledge by Messrs. Lang and Weinzimer of their Sterling Foster shares, as discussed below; and

     o the right of each of Messrs. Lang and Weinzimer to satisfy the amounts due under his respective note by delivering our common shares valued at the greater of (i) $.25 per hare or (ii) the average market price of our common shares for the 20 trading days immediately preceding the date of delivery of the shares.

     The payment of all amounts due under the $114,000 notes was secured by a pledge by each of Messrs. Lang and Weinzimer to us of 570,000 common shares. The payment of all amounts due under the $112,500 notes was secured by a pledge by each of Messrs. Lang and Weinzimer to us of the shares acquired by him from Sterling Foster.

     See "March 2001 Transactions" for a discussion of our reacquisition of a portion of the shares issued to Messrs. Lang and Weinzimer and the cancellation of the notes discussed above.

     Restrictive Covenant Agreements

     At the closing of our acquisition of DCAP Insurance, Messrs. Lang and Weinzimer executed and delivered to us a restrictive covenant agreement. Pursuant to this agreement, each agreed that for five years he will not engage or participate in a business that is similar to or competitive with our business anywhere within five miles of the location of any of our offices (including franchises).

     The restrictive covenants contained in the restrictive covenant agreement are separate and independent from the restrictive covenants contained in the employment and franchise agreements entered into with them.

     Sale of Company Shares

     Pursuant to an employment agreement we entered into with Mr. Lang at the time of our acquisition of the DCAP Companies, we have loaned him $36,000. While such loan is outstanding,

Mr. Lang will be obligated to sell, as soon as legally permissible, the maximum number of our common shares that he is permitted by law to sell, and to use the proceeds to satisfy his obligations under his notes. Until the above loan has been satisfied in full, Mr. Lang may not sell or otherwise dispose of any of his common shares for less than $.25 per share (subject to adjustment for stock splits and the like) without our prior written consent.

     Eagle

     Concurrently with our acquisition of the DCAP Companies, we issued and sold to Eagle 1,486,893 of our common shares for an aggregate purchase price of approximately $1,000,000, or $.67 per share.

     Eagle is a New Jersey insurance company wholly-owned by The Robert Plan, one of the largest insurers of assigned-risk drivers in the United States. Pursuant to separate agency agreements between some of our DCAP stores and certain insurance company subsidiaries of The Robert Plan, the DCAP stores have been appointed agents of the insurance companies with regard to the offering of automobile and other insurance products.

     Pursuant to our agreement with Eagle, the size of our Board of Directors was increased to five and Robert M. Wallach, Eagle's Vice President and the President, Chairman and Chief Executive Officer of The Robert Plan, was appointed as a member of our Board of Directors. We agreed that, during the five year period following the closing, provided that Eagle remains the beneficial owner of at least 1,000,000 of our common shares (subject to adjustment for stock splits and the like), we shall continue to nominate Mr. Wallach as a director.

     Sale of Interests in Stores

     Prior to May 31, 2000, four of the DCAP stores were owned one-half by the daughter of Mr. Certilman and one-half by us. Effective May 31, 2000 we sold our 50% interest in each of the stores to Mr. Certilman upon the following material terms and conditions:

     o The purchase price for our interest in the stores was approximately $141,000, after certain credits.

     o   The purchase price was payable as follows:

          o $66,000 was payable at the rate of $6,000 per month, starting on the first anniversary of the closing, and

          o the balance of the purchase price was payable over five years, together with 6% interest, in equal monthly installments commencing on the second anniversary of the closing.

     o We agreed to waive all indebtedness owing by the stores to us. As of the closing, the approximate amount of such indebtedness was $210,000.

     o As part of the transaction, the stores became conversion franchisees, and the first annual franchise charge of $18,000 per store was paid in full at the closing in consideration for a waiver of the annual franchise charges during the second year.

     o The stores entered into franchise agreements with us, which are similar in most respects to our standard conversion franchise agreement (including standard territorial rights), except that

          o the stores have a right of first refusal with regard to franchise locations to be offered in zip codes adjoining those in which the stores are located, and

          o in the event we sell another franchise to be located in the territory with respect to which a store currently has certain rights (which is more expansive than the rights granted pursuant to the franchise agreements), the annual franchise fee for the particular store will be waived for six months.

          o These rights were granted in consideration of the waiver of certain other geographic rights not granted to other franchisees.

     o Certain license fees totaling $40,000 previously prepaid by Mr. Certilman will be retained by us, to be applied generally against franchise fees for any new franchises granted to Mr. Certilman or his designee.

     See "March 2001 Transactions" for a discussion of the cancellation of the above amount due by Mr. Certilman as well as of agreements to sell DCAP stores to Messrs. Lang, Weinzimer and Certilman.

     March 2001 Transactions

     In March 2001, the following transactions occurred:

     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman that provide for our sale to them of a total of eight of our DCAP stores. Pursuant to the agreements, Mr. Lang is to acquire three of the stores for a total purchase price of approximately $257,000, Mr. Weinzimer is to acquire three of the stores for a total purchase price of $285,000 and an entity owned by Mr. Certilman (we refer to the entity as "Mr. Certilman") is to acquire two of the stores for a total purchase price of approximately $225,000. At the time of execution of the agreements with Messrs. Lang and Weinzimer, each of them paid to us the total amount of his respective purchase price.
         At the time of execution of the agreement with Mr. Certilman, we received approximately $197,000 of the purchase price. The balance is payable at the closing of the acquisition through the assumption of a liability. The closing of the sales is subject to the receipt of approval by our stockholders of the sales (either individually, as a group or as part of a sale of our assets that may constitute a sale of substantially all of our assets). Pending the closing, each of Messrs. Lang,

         Weinzimer and Certilman is managing his respective stores and will be entitled to receive a management fee equal to the net profits of the stores. Each of them will also be responsible for all losses incurred during this interim period.

     o As security for the return of the amounts paid to us at the time of execution of the agreements, we granted to Messrs. Lang and Weinzimer a lien in the outstanding shares of the respective stores they have agreed to acquire and to Mr. Certilman a lien in the assets of the stores he has agreed to acquire. In the event stockholder approval is not received by July 26, 2001, each of Messrs. Lang, Weinzimer and Certilman may demand a return of their respective payments. We have the option to require that, instead of repaying the sums, they foreclose upon their respective liens. In this event, in order to foreclose upon his lien, Mr. Certilman would have to assume the liability discussed above.

     o We agreed with Messrs. Lang, Weinzimer and Certilman that, at the closing of the store sales, we would enter into franchise agreements with them on terms similar to those entered into by Mr. Certilman in May 2000 (as described above under "Sale of Interests in Stores"), except that, in general, none of the franchisees will be allowed to terminate their respective franchise agreements prior to March 31, 2003. Messrs. Lang, Weinzimer and Certilman have agreed that, pending the closing, they would be responsible for charges as if the franchise agreements had been executed.

     o We reacquired a total of 3,714,616 of the shares issued to Messrs. Lang and Weinzimer (see "DCAP Agreement - Acquisition of Common Shares") in consideration of the cancellation of indebtedness owed to us by them in the aggregate amount of $928,654.

     o We agreed with Mr. Lang to terminate his employment agreement that was scheduled to expire in February 2004, and DCAP Management, our wholly-owned subsidiary that operates our franchise business, entered into a new employment agreement with him as discussed in Item 10 of this Annual Report.

     o We agreed with Mr. Weinzimer to terminate his employment agreement that was scheduled to expire in February 2004.

     o We agreed with Mr. Certilman to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, we agreed to cancel indebtedness of approximately $141,000 that Mr. Certilman owed to us pursuant to his purchase of our interest in four DCAP stores as discussed above under "Sale of Interests in Stores."

     o We agreed with Mr. Haft to terminate his employment agreement that was scheduled to expire in February 2004.

     o Each of Messrs. Lang, Weinzimer, Certilman and Haft resigned as an officer of DCAP Group. Messrs. Lang and Weinzimer also resigned as our directors.

     Relationship

     Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services. Certilman Balin has also served as counsel to DCAP Insurance and The Robert Plan with respect to certain matters; however, it did not serve as counsel to DCAP Insurance or Messrs. Lang and Weinzimer in connection with our acquisition of DCAP Insurance, to Messrs. Lang or Weinzimer in connection with the transactions with them discussed under "March 2001 Transactions" or to Eagle in connection with the issuance of shares to Eagle. In addition, Certilman Balin did not serve as counsel to either us or Mr. Certilman in connection with the transactions with him discussed under "Sale of Interests in Stores" and "March 2001 Transactions" above.

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

 3(a)    Certificate of Incorporation, as amended(1)

  (b)    By-laws, as amended(2)

10(a)    Agreement, dated July 22, 1988, between the Ports Authority and IAH(3)

10(b) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(4)

10(c)    1998 Stock Option Plan(2)

10(d) Agreement, dated as of May 8, 1998, by and among DCAP Group, Inc. and Morton L. Certilman, Jay M. Haft, Kevin Lang and Abraham Weinzimer, as amended(2)

10(e) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Morton L. Certilman(2)

10(f) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Jay M. Haft(2)

10(g) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Kevin Lang(2)

10(h) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Abraham Weinzimer(2)

10(i) Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto(2)

10(j) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(k) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(l) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(m) Sale and Assignment Agreement, dated as of September 1, 1999, among Payments, Inc., Flatiron Credit Company, Inc. and Westchester Premium Acceptance Corp.(5)

10(n) Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc.(6)

10(0) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to sale of DCAP Bayshore, Inc., DCAP Medford, Inc. and DCAP Seaford, Inc.

10(p) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of Diversified Coverage Asset Planning, Inc., ADCAP Brokerage, Inc. and DCAP Hicksville, Inc.

10(q) Asset Purchase Agreement, dated as of March 28, 2001, between East Meadow Agency, Inc., DCAP Flushing, Inc. and MLC East Meadow/Flushing LLC.

10(r) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to repurchase of shares.

10(s) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to repurchase of shares.

10(t) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer.

10(u) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Morton L. Certilman.

10(v) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Jay M. Haft.

10(w) Employment Agreement, dated as of March 28, 2001, between DCAP Management, Inc. and Kevin Lang.

21       Subsidiaries


------------------

(1) Denotes document filed as exhibits to our Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

(4) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

(5) Denotes document filed as exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(6) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated herein by reference.

------------------

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by us during the last quarter of the fiscal year ended December 31, 2000.

Item 7 - Consolidated Financial Statements

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


Notes to consolidated financial statements                     F-7 - F-19

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Independent Auditors' Report

Board of Directors and Stockholders
DCAP Group, Inc.
East Meadow, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
March 30, 2001

                        DCAP GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $     759,309
   Accounts receivable, net of allowance for
     doubtful accounts of $53,000                                           388,341
   Notes receivable (Notes 3 and 5)                                       1,143,869
   Prepaid expenses and other current assets                                 56,991
                                                                      -------------
       Total current assets                                               2,348,510

PROPERTY AND EQUIPMENT, net (Note 6)                                        937,194
GOODWILL, net (Note 3)                                                      800,000
OTHER INTANGIBLES, net (Note 3)                                             271,974
DEPOSITS AND OTHER ASSETS                                                    72,945
                                                                      -------------
                                                                      $   4,430,623
                                                                      =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Note 7)                     $   1,850,727
   Current portion of long-term debt (Note 9)                                38,831
   Current portion of capital lease obligations (Note 10)                   156,041
   Deferred revenue                                                         309,867
   Debentures payable (Note 8)                                              154,200
                                                                      -------------
       Total current liabilities                                          2,509,666
                                                                      -------------

LONG-TERM DEBT (Note 9)                                                     236,355
                                                                      -------------

CAPITAL LEASE OBLIGATIONS (Note 10)                                         226,433
                                                                      -------------

DEFERRED REVENUE                                                             43,221
                                                                      -------------

MINORITY INTEREST                                                            22,424
                                                                      -------------

COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY: (Notes 3 and 14)
   Common stock, $.01 par value; authorized 25,000,000 shares;
     issued and outstanding 15,068,018 shares                               150,680
   Capital in excess of par                                               9,752,409
   Deficit                                                               (8,282,565)
                                                                      -------------
                                                                          1,620,524
   Subscription receivable                                                 (228,000)
                                                                      -------------
                                                                          1,392,524

                                                                      $   4,430,623
                                                                      =============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Years Ended
                                                                                         December 31,
                                                                             -----------------------------------
                                                                                   2000                1999
                                                                             ----------------    ---------------
REVENUES:

   Commissions and fees                                                      $      6,716,356    $     8,045,737
   Rooms                                                                              970,195            967,744
   Other operating departments                                                        128,873             55,430
                                                                             ----------------    ---------------

       Total revenues                                                               7,815,424          9,068,911
                                                                             ----------------    ---------------

OPERATING EXPENSES:
   General and administrative expenses (Note 17)                                    6,933,522          7,307,976
   Impairment of intangible assets (Note 4)                                         2,370,000                 -
   Impairment of notes receivable                                                      81,000                 -
   Provision for bad debts                                                              5,400             44,497
   Departmental                                                                       382,683            396,872
   Depreciation and amortization                                                      788,259            721,998
   Lease rentals (Notes 11 and 13)                                                    858,764          1,012,647
   Property operation and maintenance                                                  61,040             33,819
                                                                             ----------------    ---------------

       Total operating expenses                                                    11,480,668          9,517,809
                                                                             ----------------    ---------------

OPERATING LOSS                                                                     (3,665,244)          (448,898)
                                                                             ----------------    ---------------

OTHER (EXPENSE) INCOME:
   Interest income (Note 5)                                                            78,660             80,998
   Interest expense                                                                  (144,173)          (135,715)
   Gain on sale of DCAP stores (Note 5)                                                32,319                 -
                                                                             ----------------    ---------------

                                                                                      (33,194)           (54,717)
                                                                             ----------------    ---------------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                           (3,698,438)          (503,615)

INCOME TAXES (Note 12)                                                                 25,000              7,239
                                                                             ----------------    ---------------

LOSS BEFORE MINORITY INTEREST                                                      (3,723,438)          (510,854)

MINORITY INTEREST                                                                       5,141             60,812
                                                                             ----------------    ---------------

NET LOSS                                                                         $ (3,718,297)   $      (450,042)
                                                                                 ============    ===============

NET LOSS PER COMMON SHARE (Note 14)

   Basic                                                                         $       (.25)   $          (.04)
                                                                                 ============    ===============


   Diluted                                                                       $       (.25)   $          (.04)
                                                                                 ============    ===============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING

   Basic                                                                           14,751,832          5,591,367
                                                                                 ============     ==============

   Diluted                                                                         14,751,832          5,591,367
                                                                                 ============     ==============


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         Capital
                                             Common Stock                in Excess                       Subscription
                                        Shares           Amount          of Par           Deficit        Receivable        Total
                                   --------------      -----------      ------------   -------------    ------------     ----------

Balance, January 1, 1999               5,591,367       $   55,914      $ 5,264,950     $ (4,114,226)     $       -     $ 1,206,638

Securities issued in connection
    with business acquisitions
    (Notes 3 and 14)                   6,188,893           61,889        2,109,829               -          (228,000)    1,943,718

Securities issued to acquire
    intangible property                  150,000            1,500          195,375               -                -        196,875

Securities issued in private
    placement, net of expenses
    (Note 14)                          1,522,684           15,227        1,344,673               -                -      1,359,900

Securities issued in connection
    with acquisition of shares of
    affiliates (Note 3)                  846,232             8,462          837,770              -                -        846,232

Net loss for the year                         -                 -                -         (450,042)              -       (450,042)
                                   -------------       -----------      -----------    -------------      -----------    ----------

Balance, December 31, 1999            14,299,176           142,992        9,752,597      (4,564,268)        (228,000)    5,103,321

Securities issued to private
    placement investors (Note 14)        761,342             7,613           (7,613)             -                -             -

Securities issued to acquire
    intangible property                    7,500                75            7,425              -                -          7,500

Net loss for the year                         -                 -                -       (3,718,297)              -     (3,718,297)
                                   -------------       -----------      -----------    -------------      -----------   -----------

Balance, December 31, 2000            15,068,018       $   150,680      $ 9,752,409    $ (8,282,565)     $  (228,000)   $1,392,524


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended
                                                                                    December 31,
                                                                        -----------------------------------
                                                                              2000               1999
                                                                        ----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss$                                                            $ (3,718,297)       $  (450,042)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                         788,259            721,998
       Bad debt expense                                                          600              8,000
       Impairment of intangible assets                                     2,370,000                 -
       Impairment of notes receivable                                         81,000                 -
       Gain on sale of DCAP stores                                           (32,319)                -
       Minority interest                                                      (5,141)           (60,812)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                               (19,690)          (127,092)
           Prepaid expenses and other assets                                  (9,165)          (111,065)
           Deposits and other assets                                          30,783             40,545
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                             431,178             73,570
           Deferred revenue                                                  313,301           (101,662)
                                                                    ----------------      -------------
       Net cash provided by (used in) operating activities                   230,509             (6,560)
                                                                    ----------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (165,414)          (124,528)
   Notes receivable - net                                                   (190,519)        (1,468,173)
   Proceeds from sale of DCAP stores                                         323,000                 -
   Net cash acquired from business combinations                                   -              39,065
                                                                    ----------------      -------------
       Net cash used in investing activities                                 (32,933)        (1,553,636)
                                                                    ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                     (381,443)          (328,677)
   Proceeds from issuance of stock                                                -           2,478,618
                                                                    ----------------      -------------
       Net cash (used in) provided by financing activities                  (381,443)         2,149,941
                                                                    ----------------      -------------

Net (decrease) increase in cash and cash equivalents                        (183,867)           589,745

Cash and cash equivalents, beginning of year                                 943,176            353,431
                                                                    ----------------      -------------

Cash and cash equivalents, end of year                                  $    759,309      $     943,176
                                                                        ============      =============


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. Organization and Nature of Business:

     DCAP Group, Inc. and Subsidiaries (the "Company") operates a network of retail offices and franchise operation engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance. The Company also provides tax preparation services, automobile club services for roadside emergencies, and premium financing services. In addition, the Company operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through its wholly-owned subsidiary, IAH, Inc. The Hotel caters generally to commercial and tourist travelers in transit.

     On February 25, 1999, the Company acquired all of the outstanding stock of Dealers Choice Automotive Planning, Inc. (later renamed DCAP Insurance Agencies, Inc.) ("DCAP") as well as interests in the other related companies ("DCAP Companies"). The Company's consolidated statements of operations include the results of operations of the DCAP Companies from the date of acquisition to December 31, 1999.

     The Company's consolidated financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $3,718,000 and $450,000 in the years ended December 31, 2000 and 1999, respectively, and has an accumulated deficit at December 31, 2000 of approximately $8,283,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. (See Note 20 for further discussion.)

     The Company is actively pursuing additional equity funding. Further, it is continuing to sell the remaining DCAP stores in order to reduce recurring costs. Management also plans to continue opening new DCAP Insurance franchises in order to generate additional revenues. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     b. Revenue recognition
        -------------------

     The Company recognizes commission revenue from insurance policies at the beginning of the contract period, on income tax preparation when the services are completed and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all the Company's contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. Premium financing fee revenue is recognized when all events have occurred in order to earn the fee.

     Revenues from room sales are recorded at the time services are performed.

       ------------------------------------------

     c.  Goodwill and intangible assets
         ------------------------------

     The excess of the fair value paid over the net assets from the Company's acquisitions of DCAP and interests in other DCAP Companies has been allocated to goodwill and other intangible assets, including its workforce, restrictive covenants and customer lists. Accordingly, a significant portion of the purchase price of each acquisition is considered to relate to goodwill. In determining the period in which to amortize goodwill, management considered the effects of obsolescence, demand, competition, the rate of technological change, expected changes in distribution channels and barriers to entry. Goodwill and other intangibles recorded in connection with the Company's acquisitions is amortized on a straight-line basis over a period of five to fifteen years. Amortization of goodwill and intangible assets approximated $367,000 and $273,000 for the years ended December 31, 2000 and 1999, respectively. The Company reviews goodwill and certain identifiable intangibles for impairment as described in Note 2j (see
Note 4).

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

      h. Loss per share
         --------------

     The Company's net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding.

      i. Advertising costs:
         -----------------

     Advertising costs are charged to operations when the advertising first takes place.

       ----------------------------------------------------

     j. Impairment of long-lived assets
        -------------------------------

     The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

      k. Reclassifications
         -----------------

     Certain  reclassifications  have  been made to the  consolidated  financial
statements   for  the  year  ended   December  31,  1999  to  conform  with  the
classifications used in 2000.

3. Business Combinations:

      a. Acquisition of DCAP - See Note 20 in conjunction with sale of certain DCAP stores
         -------------------

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

                                                  Amount                  Life
                                               -------------          ----------

          Workforce                            $     250,000             8 years
          Restrictive Covenants                      100,000            10 years
          Customer Lists                             100,000             2 years
          Goodwill - Insurance Business            3,215,000            15 years
          Goodwill - Income Tax Business              27,000             5 years

     Additionally, the Company issued 950,000 common shares to certain of the DCAP shareholders in exchange for $9,500 in cash and $228,000 in promissory notes. These notes bear interest at 6% per annum and are payable in six equal annual commencing April 15, 2001.

     Additionally, the Company received non-recourse promissory notes aggregating $225,000 from the DCAP shareholders in consideration of loans made to them in such aggregate amount. The notes bear interest at 6% per annum and are payable in six equal annual installments commencing April 15, 2001. The proceeds of the loans were used to purchase 900,000 common shares from an existing shareholder. Interest income accrued on these loans approximated $27,000 and $23,000 for the years ended December 31, 2000 and 1999, respectively.

   ---------------------

     a. Acquisition of DCAP  (cont'd)
        -------------------

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

4. Impairment of Goodwill and Other Intangibles:
   --------------------------------------------

     As discussed in Note 2j, the Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the fourth quarter of 2000, the Company evaluated the carrying value of the goodwill and other intangibles related to the acquisition of DCAP Companies and joint venture interests. As a result, unamortized goodwill and other intangibles of $2,370,000, related to such acquisitions as described in Note 3 were written off. This write-off was the result of various factors including the divestiture of its DCAP stores, a significant decrease in the number of key employees that remained with the Company following the acquisitions, as well as the inability to generate sufficient cash flows from operations generated from the remaining stores. See
Note 20 for a further discussion.

5. Notes Receivable:
   ----------------

     a. Due from franchises
        -------------------

     Included in notes receivable at December 31, 2000 are $155,000 of notes due from various DCAP franchises. The notes are payable in aggregate monthly installments of approximately $21,000, including interest, ranging from 9.25% to 18.37%, through December 2001.

     b. Sale of DCAP Stores
        -------------------

     During 2000, the Company recognized a net gain of approximately $32,300 on the sale of 14 of its DCAP stores. Eight of the stores sold were converted into franchises. Certain of the stores were sold to one of the Company's stockholders. The aggregate selling price of the 14 stores approximated $577,000 of which $323,000 was received in cash with the remaining balance of $254,000 in the form of various notes. The notes consist of the following:

       Non-interest bearing note receivable
          payable upon demand                                    $    112,500

       Non-interest bearing note receivable from a
       shareholder payable in eleven equal monthly
       installments commencing May 2001 - See Note 20                  66,000

   ----------------

       6% note receivable from a shareholder, payable in 60
          equal monthly installment of $1,636 including
          interest commencing May 2002 - (See Note 20)                 75,454
                                                                 ------------

                                                                 $    253,954
                                                                 ============

     c.  Other officers/shareholders notes receivable
         --------------------------------------------

     Included in notes receivable at December 31, 2000 are amounts due from officers/stockholders approximating $509,000 including accrued interest. The notes are due at various dates through 2003, together with accrued interest at rates ranging from 6.0% to 7% per annum. Interest income accrued on such notes for the years ended December 31, 2000 and 1999 approximated $24,000 and $22,000, respectively.

6. Property and Equipment:
   ----------------------

     At December 31, 2000 property and equipment consists of the following:

       Furniture, fixtures and equipment                       $      683,011
       Office equipment                                               461,735
       Leasehold improvements                                         287,110
       Operating equipment                                              8,933
       Computer hardware and software                               1,175,395
       Transportation equipment                                        31,047
       Entertainment facility                                         200,538
                                                               --------------
                                                                    2,847,769

       Less accumulated depreciation and amortization               1,910,575
                                                               --------------

                                                               $      937,194
                                                               ==============

7. Accounts Payable and Accrued Expenses:
   -------------------------------------

     At December 31, 2000 accounts payable and accrued expenses consist of the following:

       Accounts payable                                        $    1,024,746
       Payroll and related costs                                      142,954
       Professional fees                                              206,631
       Premiums payable                                               236,884
       Other                                                          239,512
                                                               --------------

                                                               $    1,850,727
                                                               ==============

8. Debentures Payable:
   ------------------

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 2000, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

9. Long-Term Debt:
   --------------

     At December 31, 2000, long-term debt is comprised of the following:

       Note  payable  to  former  stockholder,   due  in  monthly   installments
          aggregating  $3,178,  including  interest at rates  ranging from 6% to
          10%, maturing at varying dates through September 2002.                      $     20,346

       Note payable to franchisee,  due in varying monthly  installments ranging from $1,700 to $2,000 per month through April 2003, including interest
          at approximately 24% per annum.                                                   43,487

       Mortgage  payable,  due in  monthly  installments  of  $1,803,  including interest  at 9%,  per  annum  through  May  2017.  The  obligation  is collateralized by the Company's entertainment facility having a book
          value of $150,000.                                                               184,353

       Other                                                                                27,000
                                                                                       -----------
                                                                                           275,186

       Less current maturities                                                              38,831
                                                                                       -----------

                                                                                       $   236,355
                                                                                       ===========

       Long-term debt matures as follows:

                      Years ended
                      December 31,
                      ------------

                        2001                            $    38,000
                        2002                                 48,000
                        2003                                 21,000
                        2004                                  7,000
                        2005                                  7,000
                     Thereafter                             154,000

10. Capitalized Lease Obligations:
    -----------------------------

     Included in computer and office equipment are certain assets having an acquisition cost of approximately $1,109,000, leased under capital leases.
Accumulated amortization at December 31, 2000 totaled $738,000. The future minimum lease payments of these capital leases and the present value of the net minimum lease payments as of December 31, 2000 are as follows:

                      Years ended
                      December 31,
                      ------------

                        2001                            $   210,000
                        2002                                122,000
                        2003                                 85,000
                        2004                                 58,000
                        2005                                  7,000
                                                        -----------
                Minimum lease payment                       482,000
          Less amount representing interest                 100,000
                                                        -----------
     Present value of net minimum lease payments            382,000
      Less current maturities                               156,000
                                                        -----------

Long-term portion of capitalized lease obligations      $   226,000
                                                        ===========

11. Related Party Transaction:
    -------------------------

     During the years ended December 31, 2000 and 1999, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $6,000 for each of the years ended December 31, 2000 and 1999.

12. Income Taxes:
    ------------

     The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

     The 2000 and 1999 income of IAH, Inc., a wholly-owned subsidiary, has been calculated excluding the loss of DCAP Group, Inc., as it is separately taxed under the laws of Puerto Rico. For 2000 and 1999, a provision of approximately $6,000 and $7,000 has been made for this tax liability, respectively.

     The provision for income taxes is comprised of the following:

                                                          Years ended
                                                          December 31,
                                                   -----------------------------
                                                        2000          1999
                                                   -------------  -------------

       Benefit at federal statutory rates          $ (1,274,532)  $  (171,229)
       Loss in excess of available benefit            1,299,532       178,468
                                                   -------------  -----------

                                                   $     25,000   $     7,239
                                                   =============  ===========

     At December 31, 2000 the Company had net operating loss carryforwards for tax purposes of approximately $4,400,000. The tax loss carryforwards expire at various dates through 2020.

     Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

     Deferred tax assets at December 31, 2000 consist of the following:

       Deferred tax assets:
          Net operating loss carryovers               $     1,753,800
          Other                                                55,000
                                                      ---------------
          Total deferred tax asset                          1,808,800
          Less valuation allowance                         (1,808,800)
                                                      ---------------

       Net deferred tax assets                        $            -
                                                      ===============

13. Commitments:
    -----------

     a. Leases
        -----

     IAH, Inc. leases the International Airport Hotel (the "Hotel") property pursuant to an operating lease with the Ports Authority, which expired in December 1995. As discussed below, IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000, which right it exercised, or alternatively, that the Ports Authority executed a new lease agreement for a ten year term commencing on January 1, 1996. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to approximately $197,000 for 2000 and $196,000 for 1999.

    -----------

     a. Leases (cont'd)
        ------

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

     The Company and each of its affiliates lease office space under noncancellable operating leases expiring at various dates through the year 2006. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

                      Years Ended
                      December 31,
                      ------------

                        2001                         $  438,000
                        2002                            374,000
                        2003                            245,000
                        2004                            158,000
                        2005                            122,000
                     Thereafter                          27,000

     Rental expense approximated $662,000 and $816,000 for the years ended December 31, 2000 and 1999.

     b. Employment agreement
        --------------------

     In connection with the sale of DCAP stores subsequent to December 31, 2000 (see Note 20), the Company terminated its employment agreements with certain directors/officers. Effective March 28, 2001, the Company entered into a six month employment agreement with an officer. This agreement provides compensation of $125,000 per annum, with a bonus for each franchise sold as a result of this employee's efforts.

     c. Litigation
        ----------

     The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.

14. Stockholders' Equity:
    --------------------

     a. Private placement of securities
        -------------------------------

     On June 2, 1999, the Company sold, through a private placement, 33.5 Units (each consisting of 45,453 common shares and 15,151 Class A, 15,151 Class B and 15,151 Class C warrants) at a purchase price of $50,000 per Unit for net proceeds of $1,360,000 net of closing costs approximating $315,000. Each Class A, B and C warrant is exercisable at $1.10, $1.37 and $1.65, respectively and expires June 2, 2004. All warrants issued in connection with the private placement are outstanding at December 31, 2000.

     On June 2, 2000, the Company issued 761,342 common shares to the private placement investors pursuant to price protection provisions contained in the offering agreement.

    --------------------

     b. Stock options
        -------------

     In November 1998, the Company adopted the 1998 Stock Option Plan which provides for the issuance of incentive stock options or non-statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of common stock may be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. Incentive stock options granted under this plan expire ten years from date of grant (except five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

     A summary of the status of the Company's stock option plans of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                                               Years Ended
                                                                                December 31,
                                                            ----------------------------------------------------
                                                                      2000                        1999
                                                            ------------------------    ------------------------
                                                                          Weighted                     Weighted
                                                                           Average                      Average
                                                                          Exercise                     Exercise
       Fixed Stock Options                                  Shares          Price         Shares         Price
       -------------------                                  ------       -----------    ---------    -----------

       Outstanding, beginning of year                         950,000      $ 2.51              -        $   -
       Granted                                                     -            -         950,000         2.51
       Expired                                                     -            -              -            -
       Forfeited                                                   -            -              -            -
                                                            ---------                   ---------
       Outstanding, end of year                               950,000      $ 2.51         950,000       $ 2.51
                                                            =========                   =========

       Weighted-average fair value
         of options granted during year                                    $    -                       $  .28
                                                                           =======                      ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                     Options Outstanding                  Options Exercisable
                                     -----------------------------------------------  --------------------------
                                                          Weighted
                                                           Average        Weighted                     Weighted
                                                          Remaining        Average                      Average
                                         Number          Contractual      Exercise        Number       Exercise
           Exercise Price              Outstanding          Life            Price       Outstanding      Price
           --------------            ---------------  ----------------  ------------  -------------  -----------

             $1.00 - $2.69               950,000          2.85 yrs.       $2.51            525,000      $2.37

     The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2000 and 1999, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would not have been impacted.

    --------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the year ended December 31, 1999:

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

     c. Eagle insurance agreement
        -------------------------

     On February 25, 1999, the Company issued 1,486,893 common shares to Eagle Insurance Company for proceeds of approximately $1,000,000.

     d. Common shares reserved
        ----------------------

          Warrants                                            2,740,898
                                                              =========

          Stock Option Plans                                  2,000,000
                                                              =========

15. Business Segments:
    -----------------

     The Company currently has two reportable business segments: Insurance and Hotel. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services, automobile club services for roadside emergencies, services with regard to obtaining insurance premium financing, and automobile loans from third parties. The Hotel segment operates the International Airport Hotel in San Juan, Puerto Rico. The Hotel caters generally to commercial and tourist travelers in transit. Insurance revenues are derived from activities within the United States, and all long-lived assets are located within the United States.

     Revenue, operating income, capital expenditures, and depreciation and amortization pertaining to the industries in which the Company operates are presented below.


                Year Ended
             December 31, 2000                     Insurance          Hotel           Other (1)            Total
       -----------------------------             -------------    ------------     --------------     -------------

       Revenues from external
          customers                            $   6,716,356   $   1,057,723     $       41,345   $      7,815,424
       Interest income                                31,297              -              47,363             78,660
       Interest expense                              144,173              -                  -             144,173
       Depreciation and amortization                 383,306          37,031            367,922            788,259
       Segment profit (loss)                        (818,359)        183,272         (3,083,210)        (3,718,297)
       Segment assets                              2,626,067         302,012            660,502          3,588,581
       Expenditures for segment assets               235,552          20,222                 -             255,774
       Impairment of intangible assets                    -               -           2,370,000          2,370,000


    -----------------

     The following is a reconciliation of reportable segment assets and expenditures for segment assets to consolidated totals:

          Assets
          ------

       Total assets for reportable segments                  $   3,588,581
       Other intangibles,
          not allocated to segments                                792,042
                                                             -------------

       Consolidated total                                    $   4,380,623
                                                             =============

          Expenditures for Segment Assets

       Total expenditures for segment assets                 $     255,774
       Non-cash acquisitions of assets                             (90,360)
                                                             -------------

       Consolidated total                                    $     165,414
                                                             =============

      (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.


                Year Ended
             December 31, 1999                   Insurance          Hotel           Other (1)            Total
       -----------------------------           -------------    ------------     --------------   ----------------

       Revenues from external
          customers                            $   8,045,737   $   1,014,950     $        8,224   $      9,068,911
       Interest income                                25,850              -              55,148             80,998
       Interest expense                              135,715              -                  -             135,715
       Depreciation and amortization                 402,871          45,158            273,969            721,998
       Segment profit (loss)                        (173,160)        149,080           (425,962)          (450,042)
       Segment assets                              2,744,681         307,580          2,099,203          5,151,464
       Expenditures for segment assets               450,892          52,239                 -             503,431


     The following is a reconciliation of reportable segment assets and expenditures for segment assets to consolidated totals:

          Assets

       Total assets for reportable segments                  $   5,151,464
       Goodwill and other intangibles,
          not allocated to segments                              3,064,298
                                                             -------------

       Consolidated total                                    $   8,215,762
                                                             =============

          Expenditures for Segment Assets

       Total expenditures for segment assets                 $     503,431
       Non-cash acquisitions of assets                            (378,903)
                                                             -------------

       Consolidated total                                    $     124,528
                                                             =============

      (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

16. Fair Value of Financial Instruments:
    -----------------------------------

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     Current Assets and Current Liabilities: The carrying amount of cash, current receivables, notes receivable and payables and certain other short-term financial instruments approximate their fair value.

     Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2000 approximates fair value.

17. Advertising Costs:
    -----------------

     Included in selling, general and administrative expenses are advertising costs approximating $866,000 and $760,800 for the years ended December 31, 2000 and 1999, respectively.

18. Supplementary Information - Statement of Cash Flows:
    ---------------------------------------------------

       Cash paid during the years for:

                                                                             Years ended
                                                                            December 31,
                                                               -----------------------------------
                                                                    2000                  1999
                                                               -------------         -------------
       Supplemental disclosures:

          Interest                                             $     117,983         $     211,911
                                                               =============         =============

          Income Taxes                                         $      15,461         $      64,660
                                                               =============         =============

       Non-cash financing and investment activities:

          Common stock issued for acquisitions and
             intangible property                               $       7,500         $   2,096,107
                                                               =============         =============

          Acquisitions of property and equipment
             through capital leases                            $      90,360         $     378,903
                                                               =============         =============

19. Fourth Quarter Adjustment:
    -------------------------

     A fourth quarter adjustment was made in the year ended December 31, 2000 that is significant to the quarter and to comparisons between quarters. During the fourth quarter of 2000, the Company recorded an impairment charge relating to goodwill and other intangibles of $2,370,000 (See Note 4).

20.  Subsequent Event:
     -----------------

     In March 2001, the Company entered into agreements with three stockholders that provide for the sale of a total of eight DCAP stores for cash consideration of an aggregate of $767,000. At the time of execution of the agreements with two of the shareholders, they each paid to the Company the total amount of their respective purchase price. At the time of execution of the agreement with the remaining shareholder, the Company received approximately $197,000 of the purchase price. The balance is payable at the closing of the acquisition through the assumption of a liability. The closing of the sales is subject to the receipt of approval by the stockholders of the sales (either individually, as a group or as part of a sale of the Company's assets that may constitute a sale of substantially all of the Company's assets). Pending the closing, each of the respective shareholders is managing his respective stores and will be entitled to receive a management fee equal to the net profits of the stores. Each of them will also be responsible for all losses incurred during this interim period.

     ----------------

     As security for the return of the amounts paid to the Company at the time of execution of the agreements, the Company granted two of the shareholders a lien in the outstanding shares of the respective stores they have agreed to acquire and to the remaining shareholder, a lien in the assets of the stores he has agreed to acquire. In the event stockholder approval is not received by July 26, 2001, each of the shareholders may demand a return of their respective payments. The Company has the option to require that, instead of repaying the sums, they foreclose upon their respective liens. In this event, in order for one of the shareholders to foreclose upon his lien, he would have to assume the liability discussed above.

     The Company agreed with the three shareholders that, at the closing of the store sales, the Company would enter into franchise agreements with them on terms similar to those previously entered into by one of the shareholders, except that, in general, none of the franchisees will be allowed to terminate their respective franchise agreements prior to March 31, 2003. The three shareholders have agreed that, pending the closing, they would be responsible for charges as if the franchise agreements had been executed.

     The Company reacquired a total of 3,714,616 of the shares issued to two of these shareholders in consideration of the cancellation of indebtedness owed to the Company by them in the aggregate amount of $928,654. The remaining notes in the original principal amount of $33,000 are still owed to the Company from its former President.

     The Company agreed with one of the shareholders to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, the Company agreed to cancel indebtedness of $141,454 that the shareholder owed to the Company pursuant to his purchase of the Company's interest in certain DCAP stores as discussed in Note 5b.

     As described above, and as disclosed in Notes 3 and 5b to the consolidated financial statements, at December 31, 2000, certain officers/shareholders owed approximately $1,104,000 including principal and accrued interest. The details to such notes and related cancellation of indebtedness owed to the Company are as follows:

                                                       Amounts
                                                       Owed at                  Amounts            Amounts
                                                      December 31,           Subsequently           Still
                                                          2000                 Cancelled            Owed
                                                          ----                 ---------            ----

       Acquisition of DCAP (Note 3)                  $     453,000          $     453,000          $   -
       Other officers/shareholders
          notes receivable (Note 3)                        370,297                337,297           33,000
       Accrued interest on related notes                   139,257                138,357              900
                                                     -------------          -------------          -------
                                                           962,554                928,654           33,900

       Sale of DCAP Stores (Note 5b)                       141,454                141,454               -
                                                     -------------          -------------          -------

                                                     $   1,104,008          $   1,070,108          $33,900
                                                     =============          =============          =======

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DCAP GROUP, INC.

Dated:  April 16, 2001                  By:/s/ Barry Goldstein
                                           ----------------------------------
                                           Barry Goldstein
                                           Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                    Capacity                                      Date

                                       Chairman of the Board, Chief
                                       Executive Officer and Director
/s/ Barry Goldstein                    (Principal Executive, Financial
-----------------------------          and Accounting Officer)                   April 16, 2001
Barry Goldstein

/s/ Morton L. Certilman                Director                                  April 16, 2001
-----------------------------
Morton L. Certilman

/s/ Jay M. Haft                        Director                                  April 16, 2001
-----------------------------
Jay M. Haft

                                       Director
-----------------------------
Robert M. Wallach
