Form 10QSB
period 2001-03-31
DCAP GROUP INC/
filed 2001-05-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                         36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S Employer Identification No.)
of incorporation or organization)

2545 Hempstead Turnpike, East Meadow, New York                     11554
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (516) 735-0900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,353,402 shares as of April 30, 2001

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet - March 31, 2001 (Unaudited)

        Condensed Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000 (Unaudited)

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000 (Unaudited)

        Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2001 and 2000 (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Forward Looking Statements

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the decline in the number of insurance companies offering insurance products in our markets, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of litigation with regard to our hotel lease, the dependence on our executive management, and our ability to raise additional capital which may be required in the near term. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

Explanatory Note

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, DCAP Insurance Agencies, Inc., and affiliated companies, and the operations of our insurance- related subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                          March 31, 2001
                                                          --------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                               $  396,375
  Accounts receivable                                        471,496
  Notes receivable                                           302,394
  Prepaid expenses and
     other current assets                                     60,490
                                                          ----------
                  Total current assets                     1,230,755
                                                          ----------
PROPERTY AND EQUIPMENT, net                                  822,266
                                                          ----------
OTHER ASSETS:
  Goodwill, net                                              775,841
  Other intangibles                                          270,005
  Deposits and other assets                                   39,311
                                                          ----------
                  Total other assets                       1,085,157
                                                          ----------
                                                          $3,138,178
                                                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $1,918,194
  Current portion of long-term debt                           40,500
  Current portion capital lease obligations                  188,000
  Deferred revenue                                           329,867
  Debentures payable                                         154,200
                                                          ----------
                  Total current liabilities                2,630,761
                                                          ----------
OTHER LIABILITIES:
  Long-term debt                                             222,022
  Capital lease obligations                                  141,836
  Deferred revenue                                            43,521
                                                          ----------
                  Total other liabilities                    407,379
                                                          ----------
MINORITY INTEREST                                             21,112
                                                          ----------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares            150,680
  Capital in excess of par                                 9,752,409
  Deficit                                                 (8,895,509)
                                                          ----------
                                                           1,007,580
  Treasury Stock                                            (928,654)
                                                          ----------
Total Stockholders' Equity                                    78,926
                                                          ----------
                                                          $3,138,178
                                                          ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                      Three months ended
                                                           March 31,
                                                     2001            2000
                                                ----------       ----------
Revenues:
    Commissions and Fees                        $  886,617       $2,128,633
    Rooms                                          272,136          285,683
    Other                                            6,392            6,308
                                                ----------       ----------
           Total revenues                        1,165,145        2,420,624
                                                ----------       ----------
Operating Expenses:
    General and administrative                   1,518,753        2,058,294
    Departmental                                    73,447           80,103
    Depreciation and amortization                   94,683          215,436
    Lease rentals                                   55,783           58,265
    Property operation
      and maintenance                               16,378            6,684
                                                ----------       ----------
                                                 1,759,044        2,418,782
                                                ----------       ----------
   Operating (Loss) Income:                       (593,899)           1,842

   Other (Expense) Income:
      Interest income                                 8,743          13,907
      Interest expense                              (67,222)        (31,754)
      Gain on sale of store                          56,043               0
                                                -----------      ----------
                                                     (2,436)        (17,847)
                                                -----------      ----------
    Loss before income taxes
       and minority interest                       (596,335)        (16,005)
    Provision for income taxes                       17,921           9,087
                                                -----------      ----------

    Loss before minority interest                  (614,256)        (25,092)
    Minority interest                                (1,312)         (8,494)
                                                -----------      ----------

    Net loss                                    $  (612,944)     $  (16,598)
                                                ===========      ==========
    Net loss per common share:
         Basic                                  $      (.04)     $      .00
                                                ===========      ==========
         Diluted                                $      (.04)     $      .00
                                                ===========      ==========

    Weighted average number of shares outstanding:
         Basic                                   15,068,018      14,306,676
                                                 ==========      ==========
         Diluted                                 15,068,018      14,306,676
                                                 ==========      ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three months ended
                                                              March 31,
                                                      2001                2000
                                                   ----------          ---------

Cash flows from operating activities:
  Net loss                                         $ (612,944)         $(16,598)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                   97,126           215,436
       Forgiveness of note receivable                 141,454                 0
       Provision for bad debts                            600               600
       Minority interest in net loss                   (1,312)           (8,494)
       Gain on sale of store                          (56,043)                0
       Decrease (increase) in assets:
           Accounts receivable                        (98,331)           46,324
           Prepaid expenses and other
             current assets                            (3,499)          (28,614)
           Deposits and other                          34,250            93,396
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses         67,467            21,869
         Deferred revenue                              20,300                 0
                                                    ---------          --------
       Net cash (used in) provided by
          operating activities                       (410,932)          323,919
                                                    ---------          --------
Cash flows from investing activities:
       (Increase) decrease in notes and
         other receivables                               (633)           21,511
       Acquisition of property and equipment                0           (75,261)
       Proceeds from sale of store                    104,976                 0
                                                    ---------          --------
      Net cash provided by (used in)
        investing activities                          104,343           (53,750)
                                                    ---------          --------
Cash flows from financing activities:
      Principal payment of long-term
          debt and capital lease obligation           (56,345)         (101,562)
                                                    ---------          --------
      Net cash used in financing activities           (56,345)         (101,562)
                                                    ---------          --------
      Net (decrease) increase in cash and
          cash equivalents                           (362,934)          168,607
      Cash and cash equivalents,
         beginning of period                          759,309           943,176
                                                    ---------          --------
      Cash and cash equivalents,
         end of period                              $ 396,375        $1,111,783
                                                    =========         =========
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 2001, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   Summary of Significant Accounting Policies:

     a.   Principles of consolidation

     The accompanying consolidated financial statements include the accounts of all subsidiaries in which we exercise significant influence over all decision making related to the ongoing major operations. All significant intercompany accounts and transactions have been eliminated.

     b.   Revenue recognition

     We recognize commission revenue from insurance policies at the beginning of the contract period, on income tax preparation when the services are completed and on automobile club dues equally over the contract period.
     Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. Premium financing fee revenue is recognized when financing is provided to the insured.

     Revenues from room sales are recorded at the time services are performed.

3. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

4. Segment and Related Information. We have two business units with separate management teams that provide different products and services.

     Summarized financial information concerning our reportable segments is shown in the following table:

  Three months ended
  March 31, 2001
  --------------

                          DCAP
                          Insurance       Hotel       Other(1)       Total
                          ---------       -----       --------       -----

  Revenues                $ 886,617     $278,528     $    -0-     $1,165,145
  Net income (loss)        (533,886)      53,787     (132,845)      (612,944)

  Three months ended
  March 31, 2000
  --------------

                          DCAP
                          Insurance       Hotel       Other(1)      Total
                          ---------       -----       --------      -----

  Revenues                $2,128,633     $291,991    $    -0-     $2,420,624
  Net income (loss)           50,859       57,922    (125,379)       (16,598)

  ------------

     (1) Column represents corporate-related items and, as it relates to segment net income (loss), income and expense, including expenses for amortization of goodwill and other intangibles ($24,159 for the three months ended March 31, 2001 and $91,885 for the three months ended March 31, 2000), not allocated to reportable segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Results of Operations

     Our net loss for the three months ended March 31, 2001 was $612,944 as compared to a net loss of $16,598 for the three months ended March 31, 2000.

     During the three months ended March 31, 2001, revenues from our DCAP Insurance operations were $886,617 as compared to $2,128,633 during the three months ended March 31, 2000. The decline in revenues from our insurance-related operations was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of 12 DCAP offices. Effective March 28, 2001, we entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices. Pursuant to our agreements with the purchasers of the stores, pending the closing, they are entitled to receive all profits from the operations of the stores and are responsible for all losses. We have therefore determined not to record any revenues or expenses with respect to these stores commencing with the effective date of the agreement. We intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from our insurance-related operations will further decline substantially in 2001. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. Hotel revenues decreased approximately $13,000 between the three months ended March 31, 2000 and 2001.

     Our DCAP Insurance operations during the three months ended March 31, 2001, on a stand-alone basis, generated a net loss of $533,886 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store) as compared to a net income of $50,859 for the three months ended March 31, 2000. The net loss was incurred primarily due to the decline in revenues discussed above which was not offset by a comparable decline in operating expenses. The operations of the hotel during the three months ended March 31, 2001, on a stand-alone basis, generated a net income of $53,787 as compared to a net income of $57,922 for the three months ended March 31, 2000.

     Liquidity and Capital Resources

     As of March 31, 2001, we had $396,375 in cash and cash equivalents and a working capital deficiency of $1,400,006. As of December 31, 2000, we had $759,309 in cash and cash equivalents and a working capital deficiency of $161,156.

     Cash and cash equivalents decreased between December 31, 2000 and March 31, 2001 due to the loss incurred during the quarter as well as cash used to repay long-term debt and capital lease obligations of $56,345. These amounts were offset by net cash provided from the sale of a DCAP store of $104,976.

     Effective March 28, 2001, we repurchased a total of 3,714,616 of our common shares owned by Kevin Lang and Abraham Weinzimer, our then President and Executive Vice President, respectively, in consideration of the cancellation of indebtedness owed to us by them in the aggregate amount of $928,654.

     Effective March 28, 2001, concurrently with the termination of the employment agreement of Morton L. Certilman, our then Chairman of the Board, we agreed to cancel indebtedness of approximately $141,000 owed to us by him.

     Our liquidity at March 31, 2001 was insufficient to meet operating requirements. In order to reduce our working capital deficiency and alleviate cash flow demands, we have taken the following actions:

     - We have continued efforts to expand franchise operations and decrease the number of wholly-owned and partially-owned stores (by the sale of stores and, in general, conversion to franchise status). Pursuant to agreements entered into in March 2001 to sell eight of our stores, in April 2001, we received cash of approximately $739,000. This cash figure is not reflected on our March 31, 2001 balance sheet.

     - We have continued efforts to reduce overhead expenses. These efforts include the reduction of "central office" expenses due to the shift to a franchise-oriented strategy. In addition, effective March 28, 2001, the employment agreements for Messrs. Lang, Weinzimer, Certilman and Jay M. Haft, our then Vice Chairman of the Board, were terminated. Pursuant to the agreements, Messrs. Lang, Weinzimer, Certilman and Haft were entitled to receive aggregate annual compensation of approximately $647,000. Concurrently, our subsidiary, DCAP Management, entered into a six month employment agreement with Mr. Lang pursuant to which he is entitled to receive compensation at the rate of $125,000 per annum.

     -    We have continued to seek an infusion of capital.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     In November, 1996, an action was commenced in the United States District Court for the Eastern District of Pennsylvania by Regent National Bank against our subsidiaries, DCAP Insurance and Payments, Inc., alleging that they breached a certain contract in connection with Regent's agreement to provide funding to finance the purchase of automobile insurance for customers of DCAP Insurance, Payments, Inc. and affiliated agencies. Regent claimed that the defendants were liable to it for the losses Regent allegedly suffered as a result of unpaid loans made through DCAP agencies. Regent claimed damages in excess of $800,000. DCAP Insurance and Payments, Inc. interposed several affirmative defenses and asserted counterclaims against Regent for breach of contract and fraud. DCAP Insurance and Payments, Inc. sought damages of $40,000.

     In March 1997, DCAP Insurance, Payments, Inc. and their affiliated agencies brought a separate action against Regent, among others, in the Supreme Court of the State of New York alleging, among other things, breach of contract, negligence and fraud and seeking damages of at least $2,000,000 as well as punitive damages in the amount of $2,000,000.

     Both of the actions have now been settled with each party releasing all claims it had with respect to the actions and no party having to pay any sums in connection therewith.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation, as amended (1)

               3(b) By-laws, as amended

          (b)  Reports on Form 8-K

               No Current Report on Form 8-K was filed by us during the quarter ended March 31, 2001.


--------
   (1) Denotes document filed as exhibits to our Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DCAP GROUP, INC.



Dated:   May 15, 2001                     By:/s/ Barry Goldstein
                                          ----------------------
                                          Barry Goldstein
                                          President, Chairman of the Board,
                                          Chief Executive Officer and
                                          Chief Financial Officer