Form 10KSB/A
period 2000-12-31
DCAP GROUP INC/
filed 2001-07-27
CIK 33992

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

                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                             36-2476480
   --------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S Employer
     incorporation or organization)                     Identification No.)

  2545 Hempstead Turnpike, East Meadow, New York                11554
-------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

           Issuer's telephone number            (516)735-0900
                                     -----------------------------------------
         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                Name of each exchange on which registered
 -------------------                -----------------------------------------
      none
 -------------------                -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                 INDEX Page No.

Forward Looking Statements....................................................1

Explanatory Note .............................................................1

PART I

Item 1.      Description of Business..........................................2

Item 2.      Description of Property..........................................9

Item 3.      Legal Proceedings...............................................10

Item 4.      Submission of Matters to a Vote of Security Holders.............11


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters........12

Item 6.      Management's Discussion and Analysis or Plan of Operation.......13

Item 7.      Financial Statements............................................14

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................15


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............16

Item 10.     Executive Compensation..........................................18

Item 11.     Security Ownership of Certain Beneficial Owners and Management..20

Item 12.     Certain Relationships and Related Transactions..................22


PART IV

Item 13.     Exhibits and Reports on Form 8-K................................27


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

     Due to the recent lack of profitability experienced by many nonstandard carriers, the number of insurers servicing the nonstandard market has decreased. The effect during 2000 was particularly acute in New York City. This has created a situation where we can no longer offer certain drivers (e.g., a driver seeking minimum legal liability limits) a choice in carriers, and we must place the insured in the "assigned- risk" NY Auto Insurance Plan.

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

     Competition

     We compete with numerous insurance agents and brokers in our market. The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. Since the great majority of the automobile policies issued in our market emanates from the New York State Assigned Risk Plan (which provides for fixed premiums for a given area), there is little price competition between us and other agents and brokers.

     In recent years, extensive competition has come from direct sales entities, such as GEICO Insurance, who have concentrated their advertising efforts on television and radio. In addition, the Internet sales effort of some of our competitors, such as Progressive Insurance, has shown some promise; however, the market share currently attributable to the Internet is not material. Further, recent legislation that allows banks to offer insurance to their customers has taken market share from the storefront insurance operators.

     In connection with our income tax preparation services, we compete with well-established companies such as H&R Block and Jackson Hewitt as well as smaller tax preparation companies and tax preparers.

     Our premium finance operation competes with many other companies that may have substantially greater financial resources than we.



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

ITEM 2.  DESCRIPTION OF PROPERTY


     Our principal executive offices are located at 2545 Hempstead Turnpike, East Meadow, New York. We currently also have 11 wholly-owned or joint venture DCAP stores that are located as follows:

                  Store Location                     Nature of Ownership
                  --------------                     -------------------

                  Amityville, New York (1)           Wholly-owned
                  Medford, New York (1)              Wholly-owned
                  Seaford, New York (1)              Wholly-owned
                  Hempstead, New York (2)            Wholly-owned
                  Hicksville, New York (2)           Wholly-owned
                  Jamaica, New York (2)              Wholly-owned
                  East Meadow, New York (3)          Wholly-owned
                  Flushing, New York (3)             Wholly-owned
                  White Plains, New York             Wholly-owned
                  Brentwood, New York                Joint venture (4)
                  Greenbrook, New Jersey             Joint venture (5)
----------

(1) Subject to agreement of sale with Mr. Lang as discussed in Items 1 and 12 of this Annual Report.
(2) Subject to agreement of sale with Mr. Weinzimer as discussed in Items 1 and 12 of this Annual Report.
(3) Subject to agreement of sale with Mr. Certilman as discussed in Items 1 and 12 of this Annual Report.
(4)      80% owned by us.
(5)      50% owned by us.



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

     We also offer the following additional services in connection with the operation of the DCAP stores:

         o        income tax return preparation services
         o        premium financing services for our customers
         o        automobile club services for roadside emergencies

     We also operate the International Airport Hotel in San Juan, Puerto Rico.

     Results of Operations

     Our net loss for the year ended December 31, 2000 was $3,718,297 as compared to a net loss of $450,042 for the year ended December 31, 1999. The increased loss primarily was the result of decreased revenues of $1,253,487 and a write off of unamortized goodwill and other intangibles of $2,370,000, each as discussed below. Excluding the $2,370,000 write off, operating expenses decreased $407,141 between 1999 and 2000 primarily due to the sale or closure of DCAP stores as discussed below. Included in the decrease was a reduction in general and administrative expenses of $374,454 and in lease rental expenses of $153,883. These expense reductions offset increases in impairment of notes receivable of $81,000 and depreciation and amortization expenses of $66,261.

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

     During the year ended December 31, 2000, revenues from the operations of the DCAP Companies were $6,716,356 (including $1,136,000 in initial franchise fees, i.e., from the grant of franchises). On a pro forma basis (using the above assumption), revenues from the operations of the DCAP Companies during the year ended December 31, 1999 would have been $9,267,087 (including $454,000 in initial franchise fees). Therefore, on a pro forma basis, there was a decline in revenues from the operations of the DCAP Companies (net of initial franchise fees) of $3,232,731 between the year ended December 31, 1999 and 2000. This was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of certain DCAP offices. As discussed in Items 1 and 12, we have entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices and intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from the operations of the DCAP Companies (net of franchise fees) will further decline substantially in 2001. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. Hotel revenues increased approximately $43,000 between the year ended December 31, 1999 and 2000.

     The operations of the DCAP Companies during the year ended December 31, 2000, on a stand-alone basis, generated a net loss of $3,556,281 as compared to a net loss of $447,129 for the year ended December 31, 1999. The operations of the hotel during the year ended December 31, 2000, on a stand-alone basis, generated net income of $183,272 as compared to a net income of $149,080 for 1999. Accordingly, the $3,268,255 increase in loss for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was the result primarily of an increase of $2,657,248 in loss not attributable to the operations of either the DCAP Companies or the hotel (including a write off of unamortized goodwill and other intangibles of $2,370,000). The goodwill and other intangible assets had been generated primarily by the acquisitions of the DCAP Companies and certain interests of joint venture partners (which were accounted for under the purchase method of accounting). The write off was the result of various factors, including our divestiture of DCAP stores, a significant decrease in the number of key employees that remained with us following the DCAP acquisitions, and our inability to generate sufficient cash flows from operations of the remaining stores. We anticipate that the shift to a franchise strategy with the consequential reduction of "central office" overhead expenses should have a positive effect on our results of operations for 2001.

     Income Taxes

     We have recorded a full valuation allowance against our net deferred tax assets because it is more likely than not that sufficient taxable income will not be realized during the carry-forward period to utilize the deferred tax asset.



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



     Management believes that such actions, if successfully completed, are reasonably capable of removing the threat to the continuation of our business during the 12 month period ended December 31, 2001. We can give no assurances that our efforts will be successful.



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


                                                                        Long-Term Compensation
Name and                                        Annual Compensation             Awards                      All Other
Principal Position                    Year           Salary            Shares Underlying Options           Compensation
--------------------                  ----      -------------------    -------------------------           ------------

Morton L. Certilman                   2000           $125,000                   -                               -0-*
Chairman of Board(1)                  1999            129,167                225,000                            -0-*
                                      1998            150,000                   -                               -0-*

Kevin Lang                            2000           $250,000                   -                                -
 President(2)                         1999            208,000(3)             200,000                             -
                                      1998               -                      -                                -

Abraham Weinzimer                     2000           $250,000                   -                                -
 Executive Vice President(4)          1999            208,000(3)             200,000                             -
                                      1998               -                      -                                -


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

  Name and Address           Number of Shares             Approximate
 of Beneficial Owner         Beneficially Owned         Percent of Class
 -------------------         ------------------         ----------------

Jay M. Haft                   1,788,893(1) (2)                    15.5%
1001 Brickell Bay Drive
Miami, Florida

Eagle Insurance Company       1,486,893(3)                        13.1%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Robert M. Wallach             1,486,893(4)                        13.1%(4)
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York



Morton L. Certilman           1,336,005(1)(5)                     11.5%
The Financial Center at
  Mitchel Field
90 Merrick Avenue
East Meadow, New York

Kevin Lang                      851,460(1)(6)                      7.4%
3789 Merrick Road
Seaford, New York

Abraham Weinzimer               783,924(1)                         6.9%
418 South Broadway
Hicksville, New York

All executive officers
and directors as a group      5,463,251(1)(2)(5)                  45.5%
(5 persons)                            (6)(7)


(1)  Based upon  Schedule  13D filed under the  Securities  Exchange  Act of
     1934.

(2) Includes 225,000 shares issuable upon the exercise of currently exercisable options and 15,380 shares held in a retirement trust for the benefit of Mr. Haft.

(3) Eagle is a wholly-owned subsidiary of The Robert Plan. See Item 12 of this Annual Report.

(4) Represents shares owned by Eagle, of which Mr. Wallach, one of our directors, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(5) Includes 225,000 shares issuable upon the exercise of currently exercisable options and 902,452 shares held in a retirement trust for the benefit of Mr. Certilman.

(6) Includes 200,000 shares issuable upon the exercise of currently exercisable options.

(7) Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     DCAP Agreement


     On February 25, 1999, pursuant to the terms of an Agreement dated as of May 8, 1998 between Messrs. Lang, Weinzimer, Certilman and Haft and us, as amended, we acquired DCAP Insurance. Prior to our acquisition of DCAP Insurance, Messrs. Lang and Weinzimer were its principals. Messrs. Certilman and Haft were parties to the agreement since they acquired shares of DCAP Group concurrently as described below. The following is a summary of the material terms of the agreement:



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

     o non-recourse against Messrs. Lang and Weinzimer, i.e., Messrs. Lang and Weinzimer would not be personally liable for the payment of the notes; instead, in the event of a default, our sole remedy would be pursuant to a pledge by Messrs. Lang and Weinzimer of their Sterling Foster shares, as discussed below; and

     o the right of each of Messrs. Lang and Weinzimer to satisfy the amounts due under his respective note by delivering our common shares valued at the greater of (i) $.25 per share or (ii) the average market price of our common shares for the 20 trading days immediately preceding the date of delivery of the shares.

     The payment of all amounts due under the $114,000 notes was secured by a pledge by each of Messrs. Lang and Weinzimer to us of 570,000 common shares. The payment of all amounts due under the $112,500 notes was secured by a pledge by each of Messrs. Lang and Weinzimer to us of the shares acquired by him from Sterling Foster.



     The $.25 per share purchase price for the shares, as described above, was based upon a share valuation performed by Margolin, Winer & Evans LLP, certified public accountants.



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

     Eagle



     Concurrently with our acquisition of the DCAP Companies, we issued and sold to Eagle 1,486,893 of our common shares for an aggregate cash purchase price of approximately $1,000,000, or $.67 per share.



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



     o We agreed to waive all indebtedness owing by the stores to us. As of the closing, the approximate amount of such indebtedness, which related to advances made by us on behalf of the stores, was $210,000.



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



     The terms of sale were the result of arm's length negotiations between Mr. Certilman and us. No independent appraisal or valuation was received in connection with the sale.

     The purchase price for the 50% interest in the stores acquired by Mr. Certilman (prior to the credits applied) was equal to approximately one-half of the aggregate commissions for the stores for the year ended December 31, 1999. We believe that a purchase price for a 50% interest in a store equal to one-half of the store's annual commissions represented fair market value at that time.



     See "March 2001 Transactions" for a discussion of the cancellation of the above amount due by Mr. Certilman as well as of agreements to sell DCAP stores to Messrs. Lang, Weinzimer and Certilman.

     March 2001 Transactions

     In March 2001, the following transactions occurred:



     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman that provide for our sale to them of a total of eight of our DCAP stores. Pursuant to the agreements, Mr. Lang is to acquire three of the stores for a total purchase price of approximately $257,000, Mr. Weinzimer is to acquire three of the stores for a total purchase price of $285,000 and an entity owned by Mr. Certilman (we refer to the entity as "Mr. Certilman") is to acquire two of the stores for a total purchase price of approximately $225,000. The locations of the stores are as follows:

        o    Lang:             Amityville, New York
                               Medford, New York
                               Seaford, New York

        o    Weinzimer:        Hempstead, New York
                               Hicksville, New York
                               Jamaica, New York

        o    Certilman:        East Meadow, New York
                               Flushing, New York

                  At the time of execution of the agreements with Messrs. Lang and Weinzimer, each of them paid to us the total amount of his respective purchase price. At the time of execution of the agreement with Mr. Certilman, we received approximately $197,000 of the purchase price. The balance of $28,000 is payable at the closing of the acquisition through the assumption of our obligation to an unaffiliated third party in that amount. The obligation was incurred in May 2000 in connection with our acquisition of the third party's interest in one of the stores being acquired by Mr. Certilman. The closing of the sales is subject to the receipt of approval by our stockholders of the sales (either individually, as a group or as part of a sale of our assets that may constitute a sale of substantially all of our assets). Pending the closing, each of Messrs. Lang, Weinzimer and Certilman is managing his respective stores and will be entitled to receive a management fee equal to the net profits of the stores. Each of them will also be responsible for all losses incurred during this interim period.

     o As security for the return of the amounts paid to us at the time of execution of the agreements, we granted to Messrs. Lang and Weinzimer a lien in the outstanding shares of the respective stores they have agreed to acquire and to Mr. Certilman a lien in the assets of the stores he has agreed to acquire. In the event stockholder approval is not received by October 24, 2001, each of Messrs. Lang, Weinzimer and Certilman may demand a return of their respective payments. We have the option to require that, instead of repaying the sums, they foreclose upon their respective liens. In this event, in order to foreclose upon his lien, Mr. Certilman would have to assume the $28,000 liability discussed above.



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



     o We agreed with Mr. Lang to terminate his employment agreement that was scheduled to expire in February 2004, and DCAP Management, our wholly-owned subsidiary that operates our franchise business, entered into a new employment agreement with him as discussed in Item 10 of this Annual Report. Based upon Mr. Lang's agreement to forgo the compensation otherwise payable to him for the balance of the original employment term ($667,000, net of the amount payable to him pursuant to his new employment agreement), we granted to Mr. Lang a price concession of approximately $85,000 in connection with his purchase of his three stores. This price concession resulted in a purchase price of $257,000 for Mr. Lang.

     o We agreed with Mr. Weinzimer to terminate his employment agreement that was scheduled to expire in February 2004. Based upon Mr. Weinzimer's agreement to forgo the compensation otherwise payable to him for the balance of the employment term ($729,000), we granted to Mr. Weinzimer a price concession of approximately $85,000 in connection with his purchase of his three stores. This price concession resulted in a purchase price of $285,000 for Mr. Weinzimer.

     o We agreed with Mr. Certilman to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, based upon Mr. Certilman's agreement to forgo the compensation otherwise due him for the balance of the term of the employment agreement ($365,000), we agreed to cancel indebtedness of approximately $141,000 that Mr. Certilman owed to us pursuant to his purchase of our interest in four DCAP stores as discussed above under "Sale of Interests in Stores."

     o We agreed with Mr. Haft to terminate his employment agreement that was scheduled to expire in February 2004.

     o Each of Messrs. Lang, Weinzimer, Certilman and Haft resigned as an officer of DCAP Group. Messrs. Lang and Weinzimer also resigned as our directors.


     The terms of the above sales agreements were the result of arm's length negotiations between us and each of Messrs. Lang, Weinzimer and Certilman that were based upon the terms of other recent sales of our stores to persons who are not affiliated with us, then current market conditions and the termination of the employment agreements with each of them, as discussed above. No independent appraisal or valuation was received in connection with the agreements. We did not utilize a special independent committee of our Board of Directors to perform an analysis of the fairness of the transactions or to negotiate the terms of the sales on our behalf.



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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description of Exhibit
-------           ----------------------

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

10(i) Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto(2)

10(j) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(k) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(l) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(m) Sale and Assignment Agreement, dated as of September 1, 1999, among Payments, Inc., Flatiron Credit Company, Inc. and Westchester Premium Acceptance Corp.(5)

10(n) Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc.(6)

10(o) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to sale of DCAP Bayshore, Inc., DCAP Medford, Inc. and DCAP Seaford, Inc.

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

---------------

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

----------------

(b)      Reports on Form 8-K

     No report on Form 8-K was filed by us during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                DCAP GROUP, INC.


Dated:   July 27, 2001                          By:/s/ Barry Goldstein
                                                   -----------------------------
                                                   Barry Goldstein
                                                   Chief Executive Officer

                       DCAP GROUP, INC. AND SUBSIDIARIES
                              REPORT ON AUDITS OF
                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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
                                                                        -------------

COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY: (Notes 3 and 14)
   Common stock, $.01 par value; authorized 25,000,000 shares;
     issued and outstanding 15,068,018 shares                                 150,680
   Capital in excess of par                                                 9,752,409
   Deficit                                                                 (8,282,565)
                                                                        -------------
                                                                            1,620,524
   Subscription receivable                                                   (228,000)
                                                                        -------------
                                                                            1,392,524
                                                                            ---------

                                                                        $   4,430,623
                                                                        =============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Years Ended
                                                                                         December 31,
                                                                             -----------------------------------
                                                                                   2000                1999
                                                                             ----------------    ---------------
REVENUES:
   Commissions and fees                                                      $      6,716,356    $     8,045,737
   Rooms                                                                              970,195            967,744
   Other operating departments                                                        128,873             55,430
                                                                             ----------------    ---------------

       Total revenues                                                               7,815,424          9,068,911
                                                                             ----------------    ---------------

OPERATING EXPENSES:
   General and administrative expenses (Note 17)                                    6,933,522          7,307,976
   Impairment of intangible assets (Note 4)                                         2,370,000                 -
   Impairment of notes receivable                                                      81,000                 -
   Provision for bad debts                                                              5,400             44,497
   Departmental                                                                       382,683            396,872
   Depreciation and amortization                                                      788,259            721,998
   Lease rentals (Notes 11 and 13)                                                    858,764          1,012,647
   Property operation and maintenance                                                  61,040             33,819
                                                                             ----------------    ---------------

       Total operating expenses                                                    11,480,668          9,517,809
                                                                             ----------------    ---------------

OPERATING LOSS                                                                     (3,665,244)          (448,898)
                                                                             ----------------    ---------------

OTHER (EXPENSE) INCOME:
   Interest income (Note 5)                                                            78,660             80,998
   Interest expense                                                                  (144,173)          (135,715)
   Gain on sale of DCAP stores (Note 5)                                                32,319                 -
                                                                             ----------------    ---------------

                                                                                      (33,194)           (54,717)
                                                                             ----------------    ---------------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                           (3,698,438)          (503,615)

INCOME TAXES (Note 12)                                                                 25,000              7,239
                                                                             ----------------    ---------------

LOSS BEFORE MINORITY INTEREST                                                      (3,723,438)          (510,854)

MINORITY INTEREST                                                                       5,141             60,812
                                                                             ----------------    ---------------

NET LOSS                                                                     $     (3,718,297)   $      (450,042)
                                                                             ================    ================

NET LOSS PER COMMON SHARE (Note 14)

   Basic                                                                                $(.25)             $(.04)
                                                                                        =====              =====

   Diluted                                                                              $(.25)             $(.04)
                                                                                        =====              =====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING

   Basic                                                                           14,751,832         11,729,970
                                                                              ===============     ==============

   Diluted                                                                         14,751,832         11,729,970
                                                                              ===============     ==============


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         Capital
                                                 Common Stock           in Excess                      Subscription
                                             Shares        Amount         of Par          Deficit      Receivable         Total
                                        --------------   -----------   ----------      ------------    -----------       -------

Balance, January 1, 1999                    5,591,367    $  55,914     $ 5,264,950     $ (4,114,226)   $         -      $ 1,206,638

Securities issued in connection
    with business acquisitions
    (Notes 3 and 14)                        6,188,893       61,889       2,109,829                -       (228,000)       1,943,718

Securities issued to acquire
    intangible property                       150,000        1,500         195,375                -              -          196,875

Securities issued in private
    placement, net of expenses
    (Note 14)                               1,522,684       15,227       1,344,673                -              -        1,359,900

Securities issued in connection
    with acquisition of shares of
    affiliates (Note 3)                       846,232        8,462         837,770                -              -          846,232

Net loss for the year                               -            -               -         (450,042)             -         (450,042)
                                        -------------    ---------      ----------       -----------     ---------      ------------

Balance, December 31, 1999                 14,299,176      142,992       9,752,597       (4,564,268)      (228,000)       5,103,321

Securities issued to private
    placement investors (Note 14)             761,342        7,613          (7,613)               -              -                -

Securities issued to acquire
    intangible property                         7,500           75           7,425                -              -            7,500

Net loss for the year                               -            -               -       (3,718,297)             -       (3,718,297)
                                        -------------    ---------      ----------       -----------     ---------      ------------

Balance, December 31, 2000                 15,068,018    $ 150,680      $9,752,409      $(8,282,565)    $ (228,000)     $ 1,392,524
                                        =============    =========      ==========      ============    ===========     ============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended
                                                                                         December 31,
                                                                                 --------------------------------
                                                                                       2000               1999
                                                                                 ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $    (3,718,297)      $   (450,042)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                  788,259            721,998
       Bad debt expense                                                                   600              8,000
       Impairment of intangible assets                                              2,370,000                  -
       Impairment of notes receivable                                                  81,000                  -
       Gain on sale of DCAP stores                                                    (32,319)                 -
       Minority interest                                                               (5,141)           (60,812)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                        (19,690)          (127,092)
           Prepaid expenses and other assets                                           (9,165)          (111,065)
           Deposits and other assets                                                   30,783             40,545
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                      431,178             73,570
           Deferred revenue                                                           313,301           (101,662)
                                                                             ----------------      -------------
       Net cash provided by (used in) operating activities                            230,509             (6,560)
                                                                             ----------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (165,414)          (124,528)
   Notes receivable - net                                                            (190,519)        (1,468,173)
   Proceeds from sale of DCAP stores                                                  323,000                  -
   Net cash acquired from business combinations                                             -             39,065
                                                                             ----------------      -------------
       Net cash used in investing activities                                          (32,933)        (1,553,636)
                                                                             ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                              (381,443)          (328,677)
   Proceeds from issuance of stock                                                          -          2,478,618
                                                                             ----------------      -------------
       Net cash (used in) provided by financing activities                           (381,443)         2,149,941
                                                                             ----------------      -------------

Net (decrease) increase in cash and cash equivalents                                 (183,867)           589,745

Cash and cash equivalents, beginning of year                                          943,176            353,431
                                                                             ----------------      -------------

Cash and cash equivalents, end of year                                       $        759,309      $     943,176
                                                                             ================      =============


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


     The Company is actively pursuing additional equity funding. Further, it is continuing to sell the remaining DCAP stores in order to reduce recurring costs. Management also plans to continue opening new DCAP Insurance franchises in order to generate additional revenues. Management believes that such actions, if successfully completed, are reasonably capable of removing the threat to the continuation of the Company's business during the 12 month period ended December 31, 2001. The Company can give no assurances that its efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


2.   Summary of Significant Accounting Policies:

     a. Principles of consolidation
        ---------------------------

     The accompanying consolidated financial statements include the accounts of all subsidiaries and joint venture interests in which the Company exercises significant influence over all decision making related to the ongoing major operations. All significant intercompany accounts and transactions have been eliminated.


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

     Premium financing fee revenue is earned based upon the collection of loan installments by third party financing companies. The Company records this revenue upon the receipt of fees from the financing companies, as the Company does not have the ability to determine whether it has earned fees during the term of the financing agreement.

     Revenues from room sales are recorded at the time services are performed.

     The Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, in the fourth quarter of 2000, which had no impact on the financial condition or results of operations


     c. Goodwill and intangible assets
        ------------------------------

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


     k. Website Development Costs
        -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company's website, that are capitalized and depreciated over two years. No costs were incurred during 2000 or 1999.


     l. Reclassifications
        -----------------

     Certain  reclassifications  have  been made to the  consolidated  financial
statements   for  the  year  ended   December  31,  1999  to  conform  with  the
classifications used in 2000.


3.     Business Combinations:

     a. Acquisition of DCAP - See Note 20 in conjunction with sale of certain DCAP stores
         -----------

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

      ----------------

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


9.   Long-Term Debt:

     At December 31, 2000, long-term debt is comprised of the following:

       Note payable to former stockholder, due in monthly installments aggregating $3,178, including interest at rates ranging from 6% to
          10%, maturing at varying dates through September 2002.                     $   20,346


       Note payable to franchisee, due in varying monthly installments ranging from $1,700 to $2,000 per month through April 2003, including interest
          at approximately 24% per annum.                                                43,487


       Mortgage payable, due in monthly installments of $1,803, including interest at 9%, per annum through May 2017. The obligation is collateralized by the Company's entertainment facility having a
          book value of $150,000.                                                       184,353

       Other                                                                             27,000
                                                                                      ---------
                                                                                        275,186
       Less current maturities                                                           38,831
                                                                                      ---------
                                                                                      $ 236,355
                                                                                      =========


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

     The provision for income taxes is comprised of the following:

                                                          Years Ended
                                                          December 31,
                                                  -------------------------
                                                      2000           1999
                                                  ------------    ---------

       Benefit at federal statutory rates         $ (1,274,532)  $ (171,229)
       Loss in excess of available benefit           1,299,532      178,468
                                                  ------------    ---------
                                                  $     25,000   $    7,239
                                                  ============   ==========

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
                                                       ===============

     The Company has recorded a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be realized during the carry-forward period to utilize the deferred tax asset.

13.  Commitments:

     a. Leases

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

     c. Litigation
        ----------

     The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated financial statements of the Company taken as a whole.


14.  Stockholders' Equity:

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



     On June 2, 2000, the Company issued 761,342 common shares to the private placement investors pursuant to price protection provisions contained in the offering agreement. Pursuant to those provisions, the Company had agreed to issue to the investors additional shares based upon the market price of the Company's common shares one year after the June 2, 1999 offering date (if lower than the market price at the time of the offering). As a result, the per share price was reduced from $1.10 to $.73 (the floor price provided for) and the additional shares were issued.

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
                                                                           =======                      ======


       The following table summarizes information about stock options outstanding at December 31, 2000:


                                                     Options Outstanding          Options Exercisable
                                     ----------------------------------------- --------------------------
                                                     Weighted
                                                     Average        Weighted                   Weighted
                                                    Remaining        Average                   Average
                                   Number          Contractual      Exercise     Number        Exercise
           Exercise Price        Outstanding          Life            Price    Outstanding      Price
           --------------        -----------       -----------     ---------   -----------    -----------

           $1.00 - $2.69         950,000             2.85 yrs.       $2.51      525,000         $2.37


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


                Year Ended
             December 31, 2000                   Insurance          Hotel           Other (1)            Total
       -----------------------------           -------------    ------------     --------------   ----------------
       Revenues from external
          customers                            $   6,716,356   $   1,057,723     $       41,345   $      7,815,424
       Interest income                                31,297              -              47,363             78,660
       Interest expense                              144,173              -                  -             144,173
       Depreciation and amortization                 751,228          37,031            -                  788,259
       Segment profit (loss)                      (3,556,281)        183,272           (345,388)        (3,718,297)
       Segment assets                              3,468,109         302,012            660,502          4,430,623
       Expenditures for segment assets               235,552          20,222                 -             255,774
       Impairment of intangible assets             2,370,000              -                  -           2,370,000


     The following is a reconciliation of reportable segment expenditures for segment assets to consolidated totals:


          Expenditures for Segment Assets

       Total expenditures for segment assets          $     255,774
       Non-cash acquisitions of assets                      (90,360)
                                                      -------------

       Consolidated total                             $     165,414
                                                      =============

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.



                Year Ended
             December 31, 1999                   Insurance          Hotel           Other (1)            Total
       -----------------------------           -------------    ------------     --------------   ----------------
       Revenues from external
          customers                            $   8,045,737   $   1,014,950     $        8,224   $   9,068,911
       Interest income                                25,850              -              55,148          80,998
       Interest expense                              135,715              -                  -          135,715
       Depreciation and amortization                 676,840          45,158                 -          721,998
       Segment profit (loss)                        (447,129)        149,080           (151,993)       (450,042)
       Segment assets                              5,808,979         307,580          2,099,203       8,215,762
       Expenditures for segment assets               450,892          52,239                 -          503,431


     The following is a reconciliation of reportable segment expenditures for segment assets to consolidated totals:


          Expenditures for Segment Assets

       Total expenditures for segment assets               $     503,431
       Non-cash acquisitions of assets                          (378,903)
                                                           -------------

       Consolidated total                                  $     124,528
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

     As described above, and as disclosed in Notes 3 and 5b to the consolidated financial statements, at December 31, 2000, certain officers/shareholders owed approximately $1,104,000 including principal and accrued interest. The details to such notes and related cancellation of indebtedness owed to the Company are as follows:


                                                         Amounts
                                                         Owed at                Amounts                Amounts
                                                      December 31,           Subsequently               Still
                                                          2000                 Cancelled                Owed
                                                   ------------------      ---------------         -------------

       Acquisition of DCAP (Note 3)                  $     453,000          $     453,000          $          -
       Other officers/shareholders
          notes receivable (Note 3)                        370,297                337,297                 33,000
       Accrued interest on related notes                   139,257                138,357                    900
                                                     -------------          -------------          -------------
                                                           962,554                928,654                 33,900

       Sale of DCAP Stores (Note 5b)                       141,454                141,454                     -
                                                     -------------          -------------          -------------

                                                     $   1,104,008          $   1,070,108          $      33,900
                                                     =============          =============          =============
