Form 10-Q/A
period 2001-03-31
DCAP GROUP INC/
filed 2001-07-27
CIK 33992

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                          March 31, 2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $   396,375
  Accounts receivable                                         471,496
  Notes receivable                                            302,394
  Prepaid expenses and
     other current assets                                      60,490
                                                            ---------
                  Total current assets                      1,230,755
                                                            ---------

PROPERTY AND EQUIPMENT, net                                   822,266
                                                            ---------

OTHER ASSETS:
  Goodwill, net                                               775,841
  Other intangibles                                           270,005
  Deposits and other assets                                    39,311
                                                           ----------
                  Total other assets                        1,085,157
                                                           ----------

                                                           $3,138,178

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $ 1,918,194
  Current portion of long-term debt                            40,500
  Current portion capital lease obligations                   188,000
  Deferred revenue                                            329,867
  Debentures payable                                          154,200
                                                          -----------

                  Total current liabilities                 2,630,761
                                                          -----------

OTHER LIABILITIES:
  Long-term debt                                              222,022
  Capital lease obligations                                   141,836
  Deferred revenue                                             43,521
                                                          ------------
                  Total other liabilities                     407,379
                                                          -----------

MINORITY INTEREST                                              21,112
                                                          -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares             150,680
  Capital in excess of par                                  9,752,409
  Deficit                                                  (8,895,509)
                                                          -----------
                                                            1,007,580
  Treasury Stock                                             (928,654)
                                                          -----------
Total Stockholders' Equity                                     78,926
                                                          -----------
                                                          $ 3,138,178
                                                          ===========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                       Three months ended
                                                            March 31,
                                                      2001            2000
                                                --------------   --------------
Revenues:
    Commissions and Fees                         $  886,617       $2,128,633
    Rooms                                           272,136          285,683
    Other                                             6,392            6,308
                                                  ---------        ---------
           Total revenues                         1,165,145        2,420,624
                                                  ---------        ---------

Operating Expenses:
    General and administrative                    1,518,753        2,058,294
    Departmental                                     73,447           80,103
    Depreciation and amortization                    94,683          215,436
    Lease rentals                                    55,783           58,265
    Property operation
      and maintenance                                16,378            6,684
                                                  ---------        ---------

                                                  1,759,044        2,418,782

   Operating (Loss) Income:                        (593,899)           1,842

   Other (Expense) Income:
      Interest income                                 8,743           13,907
      Interest expense                              (67,222)         (31,754)
      Gain on sale of store                          56,043                0
                                                -----------        ---------
                                                     (2,436)         (17,847)
                                                -----------        ---------
    Loss before income taxes
       and minority interest                       (596,335)         (16,005)
    Provision for income taxes                       17,921            9,087
                                                -----------        ---------

    Loss before minority interest                  (614,256)         (25,092)
    Minority interest                                (1,312)         ( 8,494)
                                                -----------        ----------

    Net loss                                    $  (612,944)     $   (16,598)
                                                ===========       ===========

    Net loss per common share:
         Basic                                  $      (.04)     $       .00
                                                ===========       ===========
         Diluted                                $      (.04)     $       .00
                                                ===========       ===========

    Weighted average number of shares outstanding:
         Basic                                   15,068,018       14,306,676
                                                 ==========       ==========
         Diluted                                 15,068,018       14,306,676
                                                 ==========       ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended
                                                           March 31,
                                                      2001             2000
                                                  -----------       ----------

Cash flows from operating activities:
  Net loss                                       $ (612,944)        $  (16,598)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                 97,126            215,436
       Forgiveness of note receivable               141,454                  0
       Provision for bad debts                          600                600
       Minority interest in net loss                 (1,312)            (8,494)
       Gain on sale of store                        (56,043)                 0
       Decrease (increase) in assets:
           Accounts receivable                      (98,331)            46,324
           Prepaid expenses and other
             current assets                          (3,499)           (28,614)
           Deposits and other                        34,250             93,396
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses       67,467             21,869
         Deferred revenue                            20,300                  0
                                                -----------         ----------

       Net cash (used in) provided by
          operating activities                     (410,932)           323,919
                                                -----------         ----------

Cash flows from investing activities:
       (Increase) decrease in notes and
         other receivables                             (633)            21,511
       Acquisition of property and equipment              0            (75,261)
       Proceeds from sale of store                  104,976                  0
                                                -----------          ---------

      Net cash provided by (used in)
        investing activities                        104,343            (53,750)
                                                -----------          ---------

Cash flows from financing activities:
      Principal payment of long-term
          debt and capital lease obligation         (56,345)          (101,562)
                                                -----------          ---------

      Net cash used in financing activities         (56,345)          (101,562)
                                                -----------          ---------

      Net (decrease) increase in cash and
          cash equivalents                         (362,934)           168,607
      Cash and cash equivalents,
         beginning of period                        759,309            943,176
                                                -----------          ---------
      Cash and cash equivalents,
         end of period                          $   396,375         $1,111,783
                                                ===========          =========

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

2.   Summary of Significant Accounting Policies:

     a.   Principles of consolidation


     The accompanying consolidated financial statements include the accounts of all subsidiaries and joint venture interests in which we exercise significant influence over all decision making related to the ongoing major operations. All significant intercompany accounts and transactions have been eliminated.


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


     Premium financing fee revenue is earned based upon the collection of loan installments by third party financing companies. We record this revenue upon the receipt of fees from the financing companies, as we do not have the ability to determine whether we have earned fees during the term of the financing agreement.


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

     Summarized financial information concerning our reportable segments is shown in the following table:

         Three months ended
         March 31, 2001

                                   DCAP
                                 Insurance          Hotel       Other(1)         Total
                                 ---------          -----       --------         -----


         Revenues                $ 886,617        $278,528     $    -0-         $1,165,145
         Net income (loss)        (558,045)         53,787     (108,686)          (612,944)



         Three months ended
         March 31, 2000

                                   DCAP
                                 Insurance        Hotel       Other(1)           Total
                                 ---------        -----       --------           -----


         Revenues                $2,128,633      $291,991     $   -0-          $2,420,624
         Net income (loss)         (41,026)        57,922     (33,494)            (16,598)


         ------------


         (1) Column represents corporate-related items.



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


     Our general and administrative expenses for the three months ended March 31, 2001 were $539,541 less than for the comparable quarter in 2000 primarily due to the sale and closure of stores discussed above. In addition, our depreciation and amortization expenses decreased $120,753 between the three months ended March 31, 2000 and 2001 primarily due to a write off of goodwill and other intangibles that occurred with respect to our 2000 fiscal year results.

     Our DCAP Insurance operations during the three months ended March 31, 2001, on a stand- alone basis, generated a net loss of $558,045 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store) as compared to a net loss of $41,026 for the three months ended March 31, 2000. The net loss was incurred primarily due to the decline in revenues discussed above which was not offset by a comparable decline in operating expenses. The operations of the hotel during the three months ended March 31, 2001, on a stand-alone basis, generated a net income of $53,787 as compared to a net income of $57,922 for the three months ended March 31, 2000.

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


     Management believes that such actions, if successfully completed, are reasonably capable of removing the threat to the continuation of our business during the 12 month period ended March 31, 2002. We can give no assurances that our efforts will be successful.

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

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        DCAP GROUP, INC.




Dated:   July 27, 2001                  By: /s/ Barry Goldstein
                                           ---------------------------
                                           Barry Goldstein
                                           President, Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Financial Officer