Form 10QSB
period 2001-06-30
DCAP GROUP INC/
filed 2001-08-22
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                             36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S Employer
incorporation or organization)                       Identification No.)

2545 Hempstead Turnpike, East Meadow, New York                          11554
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,353,402 shares as of July 31, 2001

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.      FINANCIAL INFORMATION
------       ---------------------

Item 1.      Financial Statements
             --------------------

             Condensed Consolidated Balance Sheet - June 30, 2001 (Unaudited)

             Condensed Consolidated Statements of Operations - Six months ended June 30, 2001 and 2000 (Unaudited)

             Condensed Consolidated Statements of Operations - Three months ended June 30, 2001 and 2000 (Unaudited)

             Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000 (Unaudited)

             Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2001 and 2000 (Unaudited)

Item 2.      Management's Discussion and Analysis or Plan of Operation
             ---------------------------------------------------------


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings
Item 2.      Changes in Securities
Item 3.      Defaults upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

Forward Looking Statements
--------------------------

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

Explanatory Note
----------------

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, DCAP Insurance Agencies, Inc., and affiliated companies, and the operations of our insurance- related subsidiaries.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           FINANCIAL STATEMENTS
                  --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                              June 30, 2001
                                                              -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    593,250
  Accounts receivable                                              267,796
  Notes receivable                                                 131,997
  Prepaid expenses and
     other current assets                                           57,607
                                                                    ------
                  Total current assets                           1,050,650
                                                                 ---------

PROPERTY AND EQUIPMENT, net                                        783,212
                                                                   -------

OTHER ASSETS:
  Goodwill, net                                                    751,682
  Other intangibles                                                268,036
  Deposits and other assets                                         99,268
                                                                    ------
                  Total other assets                             1,118,986
                                                                 ---------

                                                               $ 2,952,848
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $ 1,550,878
  Current portion of long-term debt                                  5,420
  Current portion capital lease obligations                         96,474
  Deferred revenue                                                 188,523
  Deposits on sale of stores                                       739,115
  Debentures payable                                               154,200
                                                                   -------


                  Total current liabilities                      2,734,610
                                                                 ---------

OTHER LIABILITIES:
  Long-term debt                                                   193,790
  Capital lease obligations                                        162,907
  Deferred revenue                                                  40,000
                                                                    ------
                  Total other liabilities                          396,697
                                                                   -------

MINORITY INTEREST                                                   24,948
                                                                    ------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares                  150,680
  Capital in excess of par                                       9,752,409
  Deficit                                                       (9,170,170)
                                                                -----------
                                                                   732,919
  Treasury Stock                                                  (928,654)
                                                                  --------
Total Stockholders' Equity                                        (195,735)
                                                                  --------
                                                               $ 2,952,848
                                                               ===========
           See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Six months ended
                                                                      June 30,
                                                               2001              2000
                                                               ----              ----
Revenues:
    Commissions and fees                                  $  1,383,763       $ 3,996,517
    Rooms                                                      498,608           518,227
    Other                                                       17,497            28,409
                                                                ------            ------
           Total revenues                                    1,899,868         4,543,153
                                                             ---------         ---------

Costs and expenses:
    General and administrative                               2,362,425         3,961,081
    Departmental                                               139,631           194,738
    Depreciation and amortization                              171,906           426,495
    Lease rentals                                              102,556           104,940
    Property operation
      and maintenance                                           30,602            16,425
                                                                ------            ------

                                                             2,807,120         4,703,679
                                                             ---------         ---------

    Operating Loss:                                           (907,252)         (160,526)

    Other Income (Expense):
       Interest income                                           9,402            28,717
       Interest expense                                        (30,642)          (64,759)
       Gain on sale of store                                    56,043                 -
                                                                ------           -------

                                                                34,803           (36,042)
                                                                ------           -------

    Loss before income taxes
      and minority interest                                   (872,449)         (196,568)
    Provision for income taxes                                  20,304             9,550
                                                                ------             -----

    Loss before minority interest                             (892,753)         (206,118)
    Minority interest                                           (5,148)            6,219
                                                                ------             -----

    Net loss                                              $   (887,605)      $  (212,337)
                                                          ============       ===========

    Net loss per common share:
         Basic                                            $       (.06)      $      (.01)
                                                          ============       ===========
         Diluted                                          $       (.06)      $      (.01)
                                                          ============       ===========

    Weighted average number of shares outstanding:
         Basic                                              15,068,018        14,432,865
                                                            ==========        ==========
         Diluted                                            15,068,018        14,432,865
                                                            ==========        ==========


           See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended
                                                                    June 30,
                                                              2001             2000
                                                              ----             ----
Revenues:
    Commissions and fees                                  $    497,146       $ 1,867,884
    Rooms                                                      226,472           232,544
    Other                                                       11,105            22,101
                                                                ------            ------
           Total revenues                                      734,723         2,122,529
                                                               -------         ---------

Costs and expenses:
    General and administrative                                 799,709         1,902,787
    Departmental                                                66,184           114,635
    Depreciation and amortization                               77,223           211,059
    Lease rentals                                               46,773            46,675
    Property operation
      and maintenance                                           14,224             9,741
                                                                ------             -----

                                                             1,004,113         2,284,897
                                                             ---------         ---------

    Operating Loss:                                           (269,390)         (162,368)

    Other (Expense) Income:
       Interest income                                             659            14,810
       Interest expense                                         (7,383)          (33,005)
                                                                ------           -------

                                                               (27,921)          (18,195)
                                                               -------           -------

    Loss before income taxes
      and minority interest                                   (276,114)         (180,563)
    Provision for income taxes                                   2,383               463
                                                                 -----               ---

    Loss before minority interest                             (278,497)         (181,026)
    Minority interest                                           (3,836)           14,713
                                                                ------            ------

    Net loss                                              $   (274,661)      $  (195,739)
                                                          ============       ===========

    Net loss per common share:
         Basic                                            $       (.02)      $      (.01)
                                                          ============       ===========
         Diluted                                          $       (.02)      $      (.01)
                                                          ============       ===========

    Weighted average number of shares outstanding:
         Basic                                              15,068,018        14,557,668
                                                            ==========        ==========
         Diluted                                            15,068,018        14,557,668
                                                            ==========        ==========



           See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six months ended
                                                                                       June 30,
                                                                            2001                      2000
                                                                            ----                      ----

Cash flows from operating activities:
  Net loss                                                              $  (887,605)             $ (212,337)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
       Depreciation and amortization                                         171,906                426,495
       Loss on sale of ownership interests
          in joint ventures                                                        -                 75,822
       Forgiveness of note receivable                                        141,454                      -
       Provision for bad debts                                                 1,800                  1,200
       Minority interest in net (loss) earnings                               (5,148)                 6,219
       Gain on sale of store                                                 (56,043)                     -
       Decrease (increase) in assets:
         Accounts receivable                                                 104,169                 52,415
         Prepaid expenses and other
           current assets                                                       (617)               (19,302)
         Deposits and other                                                  (25,707)                    49
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                              (309,448)               216,375
         Deferred revenue                                                   (124,565)               (76,467)
         Deposits on sale of stores                                          739,115                      -
                                                                             -------                -------
       Net cash (used in) provided by
          operating activities                                              (250,689)               470,469
                                                                            --------                -------


Cash flows from investing activities:
      Decrease (Increase) in notes and other
         receivables, net                                                    169,765               (108,153)
       Acquisition of property and equipment                                       -                (75,261)
       Proceeds from sale of store                                           104,976                      -
                                                                             -------               --------
      Net cash provided by (used in)
        investing activities                                                 274,741               (183,414)
                                                                             -------               --------

Cash flows from financing activities:
      Proceeds from long-term debt                                                 -                 41,000
      Principal payment of long-term
          debt and capital lease obligations                                (190,111)              (175,266)
                                                                            --------               --------
      Net cash used in
          financing activities                                              (190,111)              (134,266)
                                                                            --------               --------

      Net (decrease) increase in cash and
          cash equivalents                                                  (166,059)               152,789
      Cash and cash equivalents,
         beginning of period                                                 759,309                943,176
                                                                             -------                -------

      Cash and cash equivalents,
         end of period                                                   $   593,250            $ 1,095,965
                                                                         ===========            ===========

           See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 2001, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

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

     c.       Website Development Costs
              -------------------------

     Technology and content costs are generally expenses as incurred, except for certain costs relating to the development of internal-use-software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the six months ended June 30, 2001.

3. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

4. Segment and Related Information. We have two business units with separate management teams that provide different products and services.

     Summarized financial information concerning our reportable segments is shown in the following table:



         Period Ended
         June 30, 2001                               Insurance          Hotel         Other(1)          Total
         -------------                               ---------          -----         --------          -----

         Revenues from external
              customers                             $1,383,763         $510,347       $  5,758      $1,899,868
         Interest income                                     -                -          9,402           9,402
         Interest expense                               30,642                -              -          30,642
         Depreciation and amortization                 165,379            6,527              -         171,906
         Segment (loss) profit                        (787,647)          82,807       (182,765)       (887,605)
         Segment assets                              2,358,208          299,786        294,854       2,952,848

         Period Ended
         June 30, 2000                               Insurance          Hotel         Other(1)          Total
         --------------------                        ---------          -----         --------          -----

         Revenues from external
              customers                             $3,996,517         $529,902      $  16,734      $4,543,153
         Interest income                                 3,928                -         24,789          28,717
         Interest expense                               64,759                -              -          64,759
         Depreciation and amortization                 406,086           20,409              -         426,495
         Segment (loss) profit                        (206,469)          82,342        (88,210)       (212,337)
         Segment assets                              6,604,350          323,962        629,584       7,557,896
         Expenditures for segment assets                75,261                -              -          75,261


         ------------

         (1) Column represents corporate-related items.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ---------------------------------------------------------

            SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Results of Operations

     Our net loss for the six months ended June 30, 2001 was $887,605 as compared to a net loss of $212,337 for the six months ended June 30, 2000.

     During the six months ended June 30, 2001, revenues from our DCAP Insurance operations were $1,383,763 as compared to $3,996,517 during the six months ended June 30, 2000. The decline in revenues from our insurance-related operations was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of 12 DCAP offices. Effective March 28, 2001, we entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices. Pursuant to our agreements with the purchasers of the stores, pending the closing, they are entitled to receive all profits from the operations of the stores and are responsible for all losses. We have therefore determined not to record any revenues or expenses with respect to these stores commencing with the effective date of the agreement. We intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from our insurance-related operations will further decline during the remainder of 2001. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during the remainder of 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. Hotel revenues decreased approximately $20,000 between the six months ended June 30, 2000 and 2001.

     Our general and administrative expenses for the six months ended June 30, 2001 were $1,598,656 less than for the comparable period in 2000 primarily due to the sale and closure of stores discussed above. In addition, our depreciation and amortization expenses decreased $254,589 between the six months ended June 30, 2000 and 2001 primarily due to a write off of goodwill and other intangibles that occurred with respect to our 2000 fiscal year results and the sale or closure in 2000 of stores as discussed above.

     Our DCAP Insurance operations during the six months ended June 30, 2001, on a stand-alone basis, generated a net loss of $787,647 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store) as compared to a net loss of $206,469 for the six months ended June 30, 2000. The net loss was incurred primarily due to the decline in revenues discussed above which was not offset by a comparable decline in operating expenses. The operations of the hotel during the six months ended June 30, 2001, on a stand-alone basis, generated a net income of $82,807 as compared to a net income of $82,342 for the six months ended June 30, 2000.

     Liquidity and Capital Resources

     As of June 30, 2001, we had $593,250 in cash and cash equivalents and a working capital deficiency of $1,683,960. As of December 31, 2000, we had $759,309 in cash and cash equivalents and a working capital deficiency of $161,156.

     Cash and cash equivalents decreased between December 31, 2000 and June 30, 2001 due to the loss incurred during the period and the outlay of cash to satisfy accounts payable and accrued expense obligations of $309,448 and repay long-term debt and capital lease obligations of $190,111. These amounts were offset by the receipt of approximately $105,000 in cash in February 2001 from the sale of a DCAP store and approximately $739,000 in April 2001 pursuant to agreements to sell eight of our stores. Pending the closing of the sale of the eight stores, the $739,000 received has been recorded on the balance sheet as a liability under the heading "Deposits on sale of stores".

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

     Our liquidity at June 30, 2001 was insufficient to meet operating requirements. In order to reduce our working capital deficiency and alleviate cash flow demands, we have taken the following actions:

 o We have continued efforts to expand franchise operations and decrease the number of wholly-owned and partially-owned stores (by the sale of stores and, in general, conversion to franchise status).

 o We have continued efforts to reduce overhead expenses. These efforts include the reduction of "central office" expenses due to the shift to a franchise-oriented strategy. In addition, effective March 28, 2001, the employment agreements for Kevin Lang, Abraham Weinzimer, Morton L. Certilman and Jay M. Haft, our then President, Executive Vice President, Chairman of the Board and Vice Chairman of the Board, respectively, were terminated. Pursuant to the agreements, Messrs. Lang, Weinzimer, Certilman and Haft had been entitled to receive aggregate annual compensation of approximately $647,000. Concurrently, our subsidiary, DCAP Management, entered into a six month employment agreement with Mr. Lang pursuant to which he is entitled to receive compensation at the rate of $125,000 per annum.

 o   We have continued to seek an infusion of capital.

     Management believes that such actions, if successfully completed, are reasonably capable of removing the threat to the continuation of our business during the 12 month period ended June 30, 2002. We can give no assurances that our efforts will be successful.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  None.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

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

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits
                  --------

                  3(a) Certificate of Incorporation, as amended 1

                  3(b) By-laws, as amended 2

                  10(a) Employment Agreement, dated as of May 10, 2001 between us and Barry Goldstein.

                  10(b) Stock Option Agreement, dated as of May 10, 2001 between us and Barry Goldstein.

         (b)      Reports on Form 8-K

                  No Current Report on Form 8-K was filed by us during the quarter ended June 30, 2001.

--------
         1 Denotes document filed as exhibits to our Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.
         2 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DCAP GROUP, INC.



Dated:   August 22, 2001               By:/s/ Barry Goldstein
                                          ------------------------------------
                                          Barry Goldstein
                                          President, Chairman of the Board,
                                          Chief Executive Officer and
                                          Chief Financial Officer