Form 10KSB/A
period 2000-12-31
DCAP GROUP INC/
filed 2001-10-05
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
(Mark One)
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

     We also offer the following additional services in connection with the operation of the DCAP stores:

         o        income tax return preparation services
         o        premium financing services for our customers
         o        automobile club services for roadside emergencies

     We also operate the International Airport Hotel in San Juan, Puerto Rico.

     Results of Operations


     Our net loss for the year ended December 31, 2000 was $3,718,297 as compared to a net loss of $450,042 for the year ended December 31, 1999. The increased loss primarily was the result of decreased revenues of $2,402,839, a loss on the sale of DCAP stores of approximately $2,136,000 and a write off of other intangibles of $201,000, each as discussed below. Operating expenses decreased $1,628,043 between 1999 and 2000 primarily due to the sale or closure of DCAP stores as discussed below. Included in the decrease was a reduction in general and administrative expenses of $1,709,483 and in lease rental expenses of $153,883. These expense reductions offset increases in impairment of intangible assets of $201,000 and impairment of notes receivable of $81,000.

     The results of operations for the year ended December 31, 1999 included the revenues and expenses of the acquired DCAP Companies for the entire year ended December 31, 1999. The loss incurred by these companies prior to February 25, 1999, the date of our acquisition of them, has been eliminated in determining the net loss for the year ended December 31, 1999.

     During the year ended December 31, 2000, revenues from the operations of the DCAP Companies were $6,716,356 (including $1,136,000 in initial franchise fees, i.e., from the grant of franchises). Revenues from the operations of the DCAP Companies during the year ended December 31, 1999 were $9,195,089 (including $454,000 in initial franchise fees). Therefore, there was a decline in revenues from the operations of the DCAP Companies (net of initial franchise fees) of $3,160,733 between the year ended December 31, 1999 and 2000. This was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of certain DCAP offices. As discussed in Items 1 and 12, we have entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices and intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from the operations of the DCAP Companies (net of franchise fees) will further decline substantially in 2001. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. Hotel revenues increased approximately $43,000 between the year ended December 31, 1999 and 2000.



     The operations of the DCAP Companies during the year ended December 31, 2000, on a stand-alone basis, generated a net loss of $3,556,281 as compared to a net loss of $447,129 for the year ended December 31, 1999. The operations of the hotel during the year ended December 31, 2000, on a stand-alone basis, generated net income of $183,272 as compared to a net income of $149,080 for 1999. Accordingly, the $3,268,255 increase in loss for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was the result primarily of an increase of $2,657,248 in loss not attributable to the operations of either the DCAP Companies or the hotel (including the loss on the sale of DCAP stores of approximately $2,136,000 (which gives effect to a write off of $2,169,000 of goodwill attributable to such stores) and a write off of other intangibles of $201,000). The goodwill and other intangible assets had been generated primarily by the acquisitions of the DCAP Companies and certain interests of joint venture partners (which were accounted for under the purchase method of accounting). The write off was the result of various factors, including our divestiture of DCAP stores, a significant decrease in the number of key employees that remained with us following the DCAP acquisitions, and our inability to generate sufficient cash flows from operations of the remaining stores. We anticipate that the shift to a franchise strategy with the consequential reduction of "central office" overhead expenses should have a positive effect on our results of operations for 2001.

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
                                                                        =============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Years Ended
                                                                                         December 31,
                                                                             -----------------------------------
                                                                                   2000                1999
                                                                             ----------------    ---------------
REVENUES:
   Commissions and fees                                                      $      6,716,356    $     9,195,089
   Rooms                                                                              970,195            967,744
   Other operating departments                                                        128,873             55,430
                                                                             ----------------    ---------------

       Total revenues                                                               7,815,424         10,218,263
                                                                             ----------------    ---------------

OPERATING EXPENSES:
   General and administrative expenses (Note 17)                                    6,933,522          8,643,005
   Impairment of intangible assets (Note 4)                                           201,000                 -
   Impairment of notes receivable                                                      81,000                 -
   Provision for bad debts                                                              5,400             44,497
   Departmental                                                                       382,683            396,872
   Depreciation and amortization                                                      788,259            808,871
   Lease rentals (Notes 11 and 13)                                                    858,764          1,012,647
   Property operation and maintenance                                                  61,040             33,819
                                                                             ----------------    ---------------

       Total operating expenses                                                     9,311,668         10,939,711
                                                                             ----------------    ---------------

OPERATING LOSS                                                                     (1,496,244)          (721,448)
                                                                             ----------------    ---------------


OTHER (EXPENSE) INCOME:
   Interest income (Note 5)                                                            78,660             80,998
   Interest expense                                                                  (144,173)          (160,482)
   Loss on sale of DCAP stores (Note 5)                                            (2,136,681)                 -
                                                                             ----------------    ---------------


                                                                                   (2,202,194)           (79,484)
                                                                             ----------------    ---------------

                                                                                   (3,698,438)          (800,932)
                                                                             ----------------    ---------------

ADD: LOSS OF PURCHASED COMPANIES
   PRIOR TO DATE OF ACQUISITION                                                          -               297,317

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                           (3,698,438)          (503,615)

INCOME TAXES (Note 12)                                                                 25,000              7,239
                                                                             ----------------    ---------------

LOSS BEFORE MINORITY INTEREST                                                      (3,723,438)          (510,854)

MINORITY INTEREST                                                                       5,141             60,812
                                                                             ----------------    ---------------

NET LOSS                                                                     $     (3,718,297)   $      (450,042)
                                                                             ================    ================

NET LOSS PER COMMON SHARE (Note 14)

   Basic                                                                                $(.25)             $(.04)
                                                                                        =====              =====

   Diluted                                                                              $(.25)             $(.04)
                                                                                        =====              =====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING

   Basic                                                                           14,751,832         11,729,970
                                                                              ===============     ==============

   Diluted                                                                         14,751,832         11,729,970
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
                                        =============    =========      ==========      ============    ===========     ============

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Years Ended
                                                                                         December 31,
                                                                                 --------------------------------
                                                                                       2000               1999
                                                                                 ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $    (3,718,297)      $   (450,042)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                  788,259            721,998
       Bad debt expense                                                                   600              8,000
       Impairment of intangible assets                                                201,000                  -
       Impairment of notes receivable                                                  81,000                  -
       Loss on sale of DCAP stores                                                  2,136,681                  -
       Minority interest                                                               (5,141)           (60,812)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                        (19,690)          (127,092)
           Prepaid expenses and other assets                                           (9,165)          (111,065)
           Deposits and other assets                                                   30,783             40,545
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                      431,178             73,570
           Deferred revenue                                                           313,301           (101,662)
                                                                             ----------------      -------------
       Net cash provided by (used in) operating activities                            230,509             (6,560)
                                                                             ----------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (165,414)          (124,528)
   Notes receivable - net                                                            (190,519)        (1,468,173)
   Proceeds from sale of DCAP stores                                                  323,000                  -
   Net cash acquired from business combinations                                             -             39,065
                                                                             ----------------      -------------
       Net cash used in investing activities                                          (32,933)        (1,553,636)
                                                                             ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                              (381,443)          (328,677)
   Proceeds from issuance of stock                                                          -          2,478,618
                                                                             ----------------      -------------
       Net cash (used in) provided by financing activities                           (381,443)         2,149,941
                                                                             ----------------      -------------

Net (decrease) increase in cash and cash equivalents                                 (183,867)           589,745

Cash and cash equivalents, beginning of year                                          943,176            353,431
                                                                             ----------------      -------------

Cash and cash equivalents, end of year                                       $        759,309      $     943,176
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

     On February 25, 1999, the Company acquired all of the outstanding stock of Dealers Choice Automotive Planning, Inc. (later renamed DCAP Insurance Agencies, Inc.) ("DCAP") as well as interests in the other related companies ("DCAP Companies"). The Company's consolidated statements of operations include the results of operations of the DCAP Companies for the year ended December 31, 1999.

     The Company's consolidated financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $3,718,000 and $450,000 in the years ended December 31, 2000 and 1999, respectively, and has an accumulated deficit at December 31, 2000 of approximately $8,283,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. (See Note 19 for further discussion.)

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

2.   Summary of Significant Accounting Policies:

     a. Principles of consolidation
        ---------------------------

     The accompanying consolidated financial statements include the acounts of all subsidiaries and joint ventures in which the Company has a majority voting interest or voting control. With respect to the fiscal year ended December 31, 1999, since the Company acquired voting control of a number of the DCAP Companies in blocks of shares during such year, in accordance with paragraph 11 of ARB 51, the statement of operations for the fiscal year ended December 31, 1999 includes the revenues and expenses of then purchased DCAP Companies as though they had been acquired at the beginning of 1999. The net loss incurred by these companies prior to acquisition has been eliminated from the loss before income taxes and minority interest. All significant intercompany accounts and transactions have been eliminated.

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

4.   Impairment of Other Intangibles:


     As discussed in Note 2j, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the fourth quarter of 2000, the Company evaluated the carrying value of other intangibles. As a result, intangibles of $201,000, related to the acquisition described in Note 3, were written off.


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

     b. Sale of DCAP Stores
        -------------------


     During 2000, the Company recognized a net loss of approximately $2,136,000 on the sale of 14 of its DCAP stores (giving effect to the write off of approximately $2,169,000 of goodwill attributable to such stores). Eight of the stores sold were converted into franchises. Certain of the stores were sold to one of the Company's stockholders. The aggregate selling price of the 14 stores approximated $577,000 of which $323,000 was received in cash with the remaining balance of $254,000 in the form of various notes. The notes consist of the following:

      ----------------

       Non-interest bearing note receivable
          payable upon demand                                      $    112,500


       Non-interest bearing note receivable from a
       shareholder payable in eleven equal monthly
       installments commencing May 2001 - See Note 19                    66,000

       6% note receivable from a shareholder, payable in 60
          equal monthly installment of $1,636 including
          interest commencing May 2002 - (See Note 19)                   75,454
                                                                   ------------
                                                                   $    253,954
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



                Year Ended
             December 31, 2000                   Insurance          Hotel           Other (1)            Total
       -----------------------------           -------------    ------------     --------------   ----------------
       Revenues from external
          customers                            $   6,716,356   $   1,057,723     $       41,345   $      7,815,424
       Interest income                                31,297              -              47,363             78,660
       Interest expense                              144,173              -                  -             144,173
       Depreciation and amortization                 751,228          37,031            -                  788,259
       Segment profit (loss)                      (3,556,281)        183,272           (345,388)        (3,718,297)
       Segment assets                              3,468,109         302,012            660,502          4,430,623
       Expenditures for segment assets               235,552          20,222                 -             255,774
       Impairment of intangible assets               201,000              -                  -             201,000



     The following is a reconciliation of reportable segment expenditures for segment assets to consolidated totals:


          Expenditures for Segment Assets

       Total expenditures for segment assets          $     255,774
       Non-cash acquisitions of assets                      (90,360)
                                                      -------------

       Consolidated total                             $     165,414
                                                      =============

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.




                Year Ended
             December 31, 1999                   Insurance          Hotel           Other (1)            Total
       -----------------------------           -------------    ------------     --------------   ----------------
       Revenues from external
          customers                            $   9,195,089   $   1,014,950     $        8,224   $  10,218,263
       Interest income                                25,850              -              55,148          80,998
       Interest expense                              160,482              -                  -          160,482
       Depreciation and amortization                 763,713          45,158                 -          808,871
       Segment profit (loss)                        (447,129)        149,080           (151,993)       (450,042)
       Segment assets                              5,808,979         307,580          2,099,203       8,215,762
       Expenditures for segment assets               450,892          52,239                 -          503,431


     The following is a reconciliation of reportable segment expenditures for segment assets to consolidated totals:


          Expenditures for Segment Assets

       Total expenditures for segment assets               $     503,431
       Non-cash acquisitions of assets                          (378,903)
                                                           -------------

       Consolidated total                                  $     124,528
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



                                                DCAP GROUP, INC.


Dated:   October  4, 2001                      By: /s/ Barry Goldstein
                                                   -----------------------------
                                                   Barry Goldstein
                                                   Chief Executive Officer