Form 10QSB/A
period 2001-03-31
DCAP GROUP INC/
filed 2001-10-05
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
(Mark One)


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

                                 (516) 735-0900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                            March 31, 2001
                                                            --------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                 $    396,375
  Accounts receivable                                            471,496
  Notes receivable                                               302,394
  Prepaid expenses and
     other current assets                                         60,490
                                                             ------------
              Total current assets                             1,230,755
                                                              ----------

PROPERTY AND EQUIPMENT, net                                      822,266
                                                              -----------

OTHER ASSETS:
  Goodwill, net                                                   775,841
  Other intangibles                                               270,005
  Deposits and other assets                                        39,311
                                                             -------------
                  Total other assets                            1,085,157
                                                             ------------

                                                               $3,138,178
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $ 1,918,194
  Current portion of long-term debt                                40,500
  Current portion capital lease obligations                       188,000
  Deferred revenue                                                329,867
  Debentures payable                                              154,200
                                                            -------------

                  Total current liabilities                     2,630,761
                                                            ------------

OTHER LIABILITIES:
  Long-term debt                                                  222,022
  Capital lease obligations                                       141,836
  Deferred revenue                                                 43,521
                                                             ------------
                  Total other liabilities                         407,379
                                                             -----------

MINORITY INTEREST                                                  21,112
                                                             -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares                150,680
  Capital in excess of par                                     9,752,409
  Deficit                                                     (8,895,509)
                                                              -----------
                                                               1,007,580
  Treasury Stock                                                (928,654)
                                                            ------------
Total Stockholders' Equity                                        78,926
                                                            -------------
                                                             $ 3,138,178
                                                             ===========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                            Three months ended
                                                                March 31,
                                                          2001            2000
                                                    --------------   -----------
Revenues:
    Commissions and Fees                           $     886,617     $2,128,633
    Rooms                                                272,136        285,683
    Other                                                  6,392          6,308
                                                        ---------     ----------
           Total revenues                              1,165,145      2,420,624
                                                       ---------       ---------


Operating Expenses:
    General and administrative                          1,562,716     2,058,294
    Departmental                                           73,447        80,103
    Depreciation and amortization                          94,683       215,436
    Lease rentals                                          55,783        58,265
    Property operation
      and maintenance                                      16,378         6,684
                                                        ----------     ---------


                                                        1,803,007     2,418,782


   Operating (Loss) Income:                              (637,862)        1,842

   Other (Expense) Income:
      Interest income                                       8,743        13,907
      Interest expense                                    (23,259)      (31,754)
      Gain on sale of store                                56,043            0
                                                      -------------     --------
                                                           41,527       (17,847)
                                                      -------------     --------
    Loss before income taxes
       and minority interest                             (596,335)      (16,005)
    Provision for income taxes                             17,921         9,087
                                                      ------------    ----------


    Loss before minority interest                        (614,256)      (25,092)
    Minority interest                                      (1,312)      ( 8,494)
                                                        -----------    ---------

    Net loss                                          $  (612,944)    $ (16,598)
                                                       ==========      =========

    Net loss per common share:
         Basic                                        $      (.04)    $      .00
                                                       ===========    ==========
         Diluted                                      $      (.04)    $      .00
                                                       ===========    ==========

    Weighted average number of shares outstanding:
         Basic                                          15,068,018   14,306,676
                                                        ==========   ==========
         Diluted                                        15,068,018   14,306,676
                                                        ==========   ==========

See notes to condensed consolidated financial statements.



                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three months ended
                                                                           March 31,
                                                                  2001                       2000
                                                              -----------               -------------

Cash flows from operating activities:
  Net loss                                                    $ (612,944)               $(16,598)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                              97,126                 215,436
       Forgiveness of note receivable                            141,454                       0
       Provision for bad debts                                       600                     600
       Minority interest in net loss                              (1,312)                 (8,494)
       Gain on sale of store                                     (56,043)                      0
       Decrease (increase) in assets:
           Accounts receivable                                   (98,331)                 46,324
           Prepaid expenses and other
           current assets                                         (3,499)                (28,614)
            Deposits and other                                    34,250                  93,396
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                    67,467                  21,869
         Deferred revenue                                         20,300                       0
                                                              -------------            ----------

       Net cash (used in) provided by
          operating activities                                  (410,932)                323,919
                                                              -------------            ----------

Cash flows from investing activities:
       (Increase) decrease in notes and
         other receivables                                          (633)                 21,511
       Acquisition of property and equipment                          0                  (75,261)
       Proceeds from sale of store                               104,976                       0
                                                              -------------             ---------

      Net cash provided by (used in)
        investing activities                                     104,343                 (53,750)
                                                              --------------            ---------

Cash flows from financing activities:
      Principal payment of long-term
          debt and capital lease obligation                      (56,345)               (101,562)
                                                              ----------------         ----------

      Net cash used in financing activities                      (56,345)               (101,562)
                                                              ----------------          ---------

      Net (decrease) increase in cash and
          cash equivalents                                       (362,934)               168,607
      Cash and cash equivalents,
         beginning of period                                      759,309                943,176
                                                              --------------           ---------
      Cash and cash equivalents,
         end of period                                      $     396,375             $1,111,783
                                                              =============           ==========
See notes to condensed consolidated financial statements.

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

2.   Summary of Significant Accounting Policies:


     a.   Principles of consolidation


     The accompanying consolidated financial statements include the accounts of all subsidiaries and 50%-owned joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.


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


     c.   Website Development Costs

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the three months ended March 31, 2001.


3. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

4. Segment and Related Information. We have two business units with separate management teams that provide different products and services.

     Summarized financial information concerning our reportable segments is shown in the following table:



         Period Ended
         March 31, 2001                              Insurance          Hotel         Other(1)          Total
         ---------------------                       ---------          -----         --------          -----
         Revenues from external
              customers                                $886,617         $278,528    $         -     $ 1,165,145
         Interest income                                      -                -          8,743           8,743
         Interest expense                                23,259                -              -          23,259
         Depreciation and amortization                   91,477            3,206              -          94,683
         Segment (loss) profit                         (558,045)          53,787       (108,686)       (612,944)
         Segment assets                               2,506,739          322,512        308,927       3,138,178

         Period Ended
         March 31, 2000                              Insurance          Hotel       Other(1)           Total
         ---------------------                       ---------          -----       --------           -----

         Revenues from external
              customers                              $2,128,633         $291,991$            -      $2,420,624
         Interest income                                    559                -        13,348          13,907
         Interest expense                                31,754                -             -          31,754
         Depreciation and amortization                  205,997            9,439             -         215,436
         Segment (loss) profit                          (41,026)          57,922       (33,494)        (16,598)
         Segment assets                               6,625,556          344,277     1,164,035       8,133,868
         Expenditures for segment assets                 75,261                -             -          75,261


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


     Our general and administrative expenses for the three months ended March 31, 2001 were $495,578 less than for the comparable quarter in 2000 primarily due to the sale and closure of stores discussed above. In addition, our depreciation and amortization expenses decreased $120,753 between the three months ended March 31, 2000 and 2001 primarily due to a write off of goodwill and other intangibles that occurred with respect to our 2000 fiscal year results.


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



                                                     DCAP GROUP, INC.



Dated:   October 4, 2001                  By: /s/ Barry Goldstein
                                               --------------------------------
                                               Barry Goldstein
                                               President, Chairman of the Board,
                                               Chief Executive Officer and
                                               Chief Financial Officer