Form 10QSB/A
period 2001-06-30
DCAP GROUP INC/
filed 2001-10-05
CIK 33992

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

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.        FINANCIAL INFORMATION
-------        ---------------------

Item 1.        Financial Statements

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

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                 June 30, 2001
                                                                 -------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                      $    593,250
  Accounts receivable                                                 267,796
  Notes receivable                                                    131,997
  Prepaid expenses and
     other current assets                                              57,607
                                                                   ------------
                  Total current assets                              1,050,650
                                                                   ----------

PROPERTY AND EQUIPMENT, net                                           783,212
                                                                   -----------

OTHER ASSETS:
  Goodwill, net                                                       751,682
  Other intangibles                                                   268,036
  Deposits and other assets                                            99,268
                                                                  -------------
                  Total other assets                                1,118,986
                                                                  ------------

                                                                   $2,952,848
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $ 1,543,206
  Current portion of long-term debt                                     5,420
  Current portion capital lease obligations                            96,474
  Deferred revenue                                                    188,523
  Deposits on sale of stores                                          739,115
  Debentures payable                                                  154,200
                                                                 -------------

                  Total current liabilities                         2,726,938
                                                                 ------------


OTHER LIABILITIES:
  Long-term debt                                                      193,790
  Capital lease obligations                                           162,907
  Deferred revenue                                                     40,000
                                                                  ------------
                  Total other liabilities                             396,697
                                                                  -----------

MINORITY INTEREST                                                      24,948
                                                                  -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares                    150,680
  Capital in excess of par                                         9,752,409
  Deficit                                                         (9,170,170)
                                                                  -----------
                                                                     732,919
  Treasury Stock                                                    (928,654)
                                                                 ------------
Total Stockholders' Equity                                          (195,735)
                                                                 -----------
                                                                 $ 2,952,848
                                                                 ===========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six months ended
                                                              June 30,
                                                        2001           2000
                                                  ---------------- ------------
Revenues:
    Commissions and fees                          $  1,383,763     $3,996,517
    Rooms                                              498,608        518,227
    Other                                               17,497         28,409
                                                  ---------------    ---------
           Total revenues                            1,899,868      4,543,153
                                                  -------------      ---------

Costs and expenses:
    General and administrative                       2,362,425      3,961,081
    Departmental                                       139,631        194,738
    Depreciation and amortization                      171,906        426,495
    Lease rentals                                      102,556        104,940
    Property operation
      and maintenance                                   30,602         16,425
                                                  ---------------     ----------

                                                     2,807,120      4,703,679

    Operating Loss:                                   (907,252)      (160,526)

    Other Income (Expense):
       Interest income                                   9,402         28,717
       Interest expense                                (30,642)       (64,759)
       Gain on sale of store                            56,043              -
                                                  ---------------    ----------

                                                        34,803        (36,042)
                                                  ---------------     ---------

    Loss before income taxes
      and minority interest                            (872,449)      (196,568)
    Provision for income taxes                           20,304          9,550
                                                  ---------------    -----------

    Loss before minority interest                      (892,753)      (206,118)
    Minority interest                                    (5,148)         6,219
                                                  ---------------    -----------

    Net loss                                      $    (887,605)    $ (212,337)
                                                    ============     ==========

    Net loss per common share:
         Basic                                    $      (.06)      $     (.01)
                                                   ==============   ===========
         Diluted                                 $       (.06)     $      (.01)
                                                   ==============   ===========

    Weighted average number of shares outstanding:
         Basic                                       15,068,018     14,432,865
                                                     ==========     ==========
         Diluted                                     15,068,018     14,432,865
                                                     ==========     ==========


See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                            June 30,
                                                      2001             2000
                                                ---------------- --------------
Revenues:
    Commissions and fees                        $     497,146     $1,867,884
    Rooms                                             226,472        232,544
    Other                                              11,105         22,101
                                                  -------------    -----------
           Total revenues                             734,723      2,122,529
                                                  ------------     ---------

Costs and expenses:
    General and administrative                        799,709      1,902,787
    Departmental                                       66,184        114,635
    Depreciation and amortization                      77,223        211,059
    Lease rentals                                      46,773         46,675
    Property operation
      and maintenance                                  14,224          9,741
                                                  -------------    ------------

                                                    1,004,113      2,284,897
                                                  ------------     ---------

    Operating Loss:                                  (269,390)      (162,368)

    Other (Expense) Income:
       Interest income                                    659         14,810
       Interest expense                                (7,383)       (33,005)
                                                  -------------    ----------

                                                      (27,921)       (18,195)
                                                 -------------     ----------

    Loss before income taxes
      and minority interest                          (276,114)       (180,563)
    Provision for income taxes                          2,383             463
                                                  -------------    -----------

    Loss before minority interest                    (278,497)       (181,026)
    Minority interest                                  (3,836)         14,713
                                                  -------------     ----------

    Net loss                                    $    (274,661)    $  (195,739)
                                                   ===========      ==========

    Net loss per common share:
         Basic                                  $       (.02)     $      (.01)
                                                  ============     ===========
         Diluted                                $       (.02)     $      (.01)
                                                 =============     ===========

    Weighted average number of shares outstanding:
         Basic                                      15,068,018      14,557,668
                                                    ==========      ==========
         Diluted                                    15,068,018      14,557,668
                                                    ==========      ==========

See notes to condensed consolidated financial statements.



                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended
                                                                             June 30,
                                                                  2001                      2000
                                                               --------------            --------------

Cash flows from operating activities:
  Net loss                                                     $   (887,605)             $ (212,337)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
       Depreciation and amortization                                171,906                 426,495
       Loss on sale of ownership interests
          in joint ventures                                             -                    75,822
       Forgiveness of note receivable                               141,454                       -
       Provision for bad debts                                        1,800                   1,200
       Minority interest in net (loss) earnings                      (5,148)                  6,219
       Gain on sale of store                                        (56,043)                      -
       Decrease (increase) in assets:
         Accounts receivable                                        104,169                  52,415
            Prepaid expenses and other
            current assets                                             (617)                (19,302)
            Deposits and other                                      (25,707)                     49
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                     (309,448)                216,375
         Deferred revenue                                          (124,565)                (76,467)
         Deposits on sale of stores                                 739,115                       -
                                                                   -----------              --------
       Net cash (used in) provided by
          operating activities                                     (250,689)                470,469
                                                                   -----------              --------

Cash flows from investing activities:
      Decrease (Increase) in notes and other
         receivables, net                                            169,765                (108,153)
       Acquisition of property and equipment                             -                   (75,261)
       Proceeds from sale of store                                   104,976                      -
                                                                    ----------              ---------
      Net cash provided by (used in)
        investing activities                                         274,741                (183,414)
                                                                    ----------              ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                        -                   41,000
      Principal payment of long-term
          debt and capital lease obligations                        (190,111)               (175,266)
                                                                    ----------              ---------
      Net cash used in
          financing activities                                      (190,111)               (134,266)
                                                                    ----------              ---------

      Net (decrease) increase in cash and
          cash equivalents                                          (166,059)                152,789
      Cash and cash equivalents,
         beginning of period                                         759,309                 943,176
                                                                    ----------              ---------

      Cash and cash equivalents,
         end of period                                           $   593,250              $1,095,965
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

     Summarized financial information concerning our reportable segments is shown in the following table:

         Period Ended
         June 30, 2001                               Insurance          Hotel         Other(1)       Total
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

     Liquidity and Capital Resources


     As of June 30, 2001, we had $593,250 in cash and cash equivalents and a working capital deficiency of $1,676,288. As of December 31, 2000, we had $759,309 in cash and cash equivalents and a working capital deficiency of $161,156.


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


     Our working capital deficiency increased by $1,515,132 between December 31, 2000 and June 30, 2001 primarily due to the loss incurred during the six months ended June 30, 2001 and the cancellation of notes receivable in consideration of our reacquisition of common shares and the cancellation of an employment agreement.


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

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

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


                                            DCAP GROUP, INC.



Dated:   October 4, 2001                  By: /s/ Barry Goldstein
                                             ------------------------------
                                              Barry Goldstein
                                              President, Chairman of the Board,
                                              Chief Executive Officer and
                                              Chief Financial Officer