Form 10QSB/A
period 2001-06-30
DCAP GROUP INC/
filed 2001-10-24
CIK 33992

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



                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended
                                                                             June 30,
                                                                  2001                      2000
                                                               --------------            --------------

Cash flows from operating activities:
  Net loss                                                     $   (887,605)             $ (212,337)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
       Depreciation and amortization                                171,906                 426,495
       Loss on sale of ownership interests
          in joint ventures                                             -                    75,822
       Forgiveness of note receivable                               141,454                       -
       Provision for bad debts                                        1,800                   1,200
       Minority interest in net (loss) earnings                      (5,148)                  6,219
       Gain on sale of store                                        (56,043)                      -
       Decrease (increase) in assets:
         Accounts receivable                                        104,169                  52,415
            Prepaid expenses and other
            current assets                                             (617)                (19,302)
            Deposits and other                                      (25,707)                     49
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                     (309,448)                216,375
         Deferred revenue                                          (124,565)                (76,467)
                                                                   -----------              --------
       Net cash (used in) provided by
          operating activities                                     (989,804)                470,469
                                                                   -----------              --------

Cash flows from investing activities:
      Decrease (Increase) in notes and other
         receivables, net                                            169,765                (108,153)
       Acquisition of property and equipment                             -                   (75,261)
       Proceeds from sale of store                                   104,976                      -
       Deposits on sale of stores                                    739,115                      -
                                                                    ----------              ---------
      Net cash provided by (used in)
        investing activities                                       1,013,856                (183,414)
                                                                   -----------              ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                        -                   41,000
      Principal payment of long-term
          debt and capital lease obligations                        (190,111)               (175,266)
                                                                    ----------              ---------
      Net cash used in
          financing activities                                      (190,111)               (134,266)
                                                                    ----------              ---------

      Net (decrease) increase in cash and
          cash equivalents                                          (166,059)                152,789
      Cash and cash equivalents,
         beginning of period                                         759,309                 943,176
                                                                    ----------              ---------

      Cash and cash equivalents,
         end of period                                           $   593,250              $1,095,965
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


                                            DCAP GROUP, INC.



Dated:   October 23, 2001                   By: /s/ Barry Goldstein
                                             ------------------------------
                                              Barry Goldstein
                                              President, Chairman of the Board,
                                              Chief Executive Officer and
                                              Chief Financial Officer