Form 10QSB
period 2001-09-30
DCAP GROUP INC/
filed 2001-11-14
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------



                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   Delaware                                                    36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)

1158 Broadway, Hewlett, New York                                   11557
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (516) 374-7600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( )Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,353,402 shares as of October 31, 2001

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 2001 (Unaudited)

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2001 and 2000 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended September 30, 2001 and 2000 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2001 and 2000 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Forward Looking Statements

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the decline in the number of insurance companies offering insurance products in our markets, the volatility of insurance premium pricing, the effect of the September 11th terrorist attacks and any future terrorist acts on the financial health of the insurance companies whose products we offer, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of litigation with regard to our hotel lease, the dependence on our executive management, and our ability to raise additional capital which may be required in the near term. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                            September 30, 2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $     371,884
  Accounts receivable                                             259,888
  Notes receivable                                                 69,524
  Prepaid expenses and
     other current assets                                          71,762
                                                              -----------
                  Total current assets                            773,058
                                                              -----------

PROPERTY AND EQUIPMENT, net                                       748,220
                                                              -----------

OTHER ASSETS:
  Goodwill, net                                                   774,294
  Other intangibles                                               245,424
  Deposits and other assets                                        66,643
                                                             ------------
                  Total other assets                            1,086,361
                                                             ------------

                                                            $   2,607,639
                                                             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $   1,249,151
  Current portion of long-term debt                                 5,860
  Current portion capital lease obligations                        82,154
  Deferred revenue                                                115,968
  Deposits on sale of stores                                      739,115
  Debentures payable                                              154,200
                                                              -----------

                  Total current liabilities                     2,346,448
                                                              -----------

OTHER LIABILITIES:
  Long-term debt                                                  193,790
  Capital lease obligations                                       153,477
  Deferred revenue                                                 40,000
                                                              -----------
                  Total other liabilities                         387,267
                                                              -----------

MINORITY INTEREST                                                  29,678
                                                              -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
     25,000,000 shares; issued, 15,068,018 shares                 150,680
  Capital in excess of par                                      9,752,409
  Deficit                                                      (9,130,189)
                                                              -----------
                                                                  772,900
  Treasury Stock                                                 (928,654)
                                                              -----------
Total Stockholders' Equity                                       (155,754)
                                                              -----------
                                                              $ 2,607,639
                                                               ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine months ended
                                                          September 30,
                                                       2001           2000
                                                ---------------- --------------
Revenues:
    Commissions and fees                         $  1,683,438     $ 5,714,330
    Rooms                                             714,227         739,043
    Premium finance revenue                           125,325               -
    Other                                              20,015          33,801
                                                 ------------     -----------
           Total revenues                           2,543,005       6,487,174
                                                 ------------     -----------

Costs and expenses:
    General and administrative                      2,759,319       5,858,571
    Departmental                                      212,124         218,026
    Depreciation and amortization                     222,878         618,044
    Lease rentals                                     145,924         149,463
    Property operation
      and maintenance                                  48,548          21,441
                                                  -----------     -----------

                                                    3,388,793       6,865,545

    Operating Loss:                                  (845,788)       (378,371)

    Other Income (Expense):
       Interest income                                 14,743          39,819
       Interest expense                               (44,747)        (92,752)
       Gain on sale of store                           56,043               -
       Loss on sale of ownership interest
           in joint venture                                 -         (75,822)
                                                  -----------     -----------

                                                       26,039        (128,755)
                                                  -----------     -----------

    Loss before income taxes
      and minority interest                          (819,749)       (507,126)
    Provision for income taxes                         20,621          24,523
                                                  -----------     -----------

    Loss before minority interest                    (840,370)       (531,649)
    Minority interest                                   7,254           6,000
                                                  -----------     -----------

    Net loss                                    $    (847,624)    $  (537,649)
                                                  ===========     ===========

    Net loss per common share:
         Basic                                  $       (.06)     $      (.04)
                                                  ===========     ===========
         Diluted                                $       (.06)     $      (.04)
                                                  ===========     ===========

    Weighted average number of shares outstanding:
         Basic                                    15,068,018       14,646,909
                                                  ==========       ==========
         Diluted                                  15,068,018       14,646,909
                                                  ==========       ==========


See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                          September 30,
                                                      2001             2000
                                                ---------------- --------------
Revenues:
    Commissions and fees                        $     339,877    $1,717,813
    Rooms                                             215,619       220,816
    Premium finance revenue                            85,123             -
    Other                                               2,518         5,392
                                                 ------------     ---------
           Total revenues                             643,137     1,944,021
                                                 ------------     ---------

Costs and expenses:
    General and administrative                        396,894     1,973,312
    Departmental                                       72,493        23,288
    Depreciation and amortization                      50,972       191,549
    Lease rentals                                      43,368        44,523
    Property operation
      and maintenance                                  17,946         5,016
                                                 -------------    ---------

                                                      581,673     2,237,688

    Operating Income (Loss):                           61,464      (293,667)

    Other (Expense) Income:
       Interest income                                  5,341        11,102
       Interest expense                               (14,105)      (27,993)
                                                 ------------     ---------

                                                       (8,764)      (16,891)
                                                 ------------     ---------

    Income (loss) before income taxes
      and minority interest                            52,700      (310,558)
    Provision for income taxes                            317        14,973
                                                 ------------     ---------

    Income (loss) before minority interest             52,383      (325,531)
    Minority interest                                  12,402          (219)
                                                 ------------     ---------

    Net Income (loss)                            $     39,981     $(325,312)
                                                 ============     ==========

    Net Income (loss) per common share:
         Basic                                   $        .00     $    (.02)
                                                 ============     ===========
         Diluted                                 $        .00     $    (.02)
                                                 ============     ===========

    Weighted average number of shares outstanding:
         Basic                                     15,068,018      15,068,018
                                                   ==========      ==========
         Diluted                                   15,068,018      15,068,018
                                                   ==========      ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended
                                                                                     September 30,
                                                                            2001                      2000
                                                                       --------------            --------------

Cash flows from operating activities:
  Net loss                                                               $   (847,624)            $ (537,649)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
       Depreciation and amortization                                          222,878                618,044
       Loss on sale of ownership interests
          in joint ventures                                                         -                 75,822
       Forgiveness of note receivable                                         141,454                      -
       Provision for bad debts                                                151,009                  1,800
       Minority interest in net earnings                                        7,254                  6,000
       Gain on sale of store                                                  (56,043)                     -
       Decrease (increase) in assets:
         Accounts receivable                                                   38,868                (24,002)
            Prepaid expenses and other
           current assets                                                     (14,771)               (29,103)
            Deposits and other                                                  6,918                 64,687
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                               (601,577)               355,633
         Deferred revenue                                                    (197,120)               (27,467)
                                                                           ----------               --------
       Net cash (used in) provided by
          operating activities                                             (1,148,754)               503,765
                                                                           ----------               --------

Cash flows from investing activities:
      Decrease (increase) in notes and other
         receivables, net                                                     156,237               (275,214)
       Acquisition of property and equipment                                  (25,577)               (75,261)
       Proceeds from sale of store                                            104,976                      -
       Deposits on sale of stores                                             739,115                      -
                                                                           ----------               ---------
      Net cash provided by (used in)
        investing activities                                                  974,751               (350,475)
                                                                           ----------               --------

Cash flows from financing activities:
      Principal payment of long-term
          debt and capital lease obligations                                 (213,422)              (257,762)
      Proceeds from long-term debt                                                  -                 41,000
                                                                           ----------               --------
      Net cash used in
          financing activities                                               (213,422)              (216,762)
                                                                           ----------               ---------

      Net decrease in cash and
          cash equivalents                                                   (387,425)               (63,472)
      Cash and cash equivalents,
         beginning of period                                                  759,309                943,176
                                                                           ----------                -------

      Cash and cash equivalents,
         end of period                                                     $  371,884              $ 879,704
                                                                           ==========               ========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 2001, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     c.   Website Development Costs

          Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use-software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the nine months ended September 30, 2001.

3. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

4. Segment and Related Information. We have two business units with separate management teams that provide different products and services.

     Summarized financial information concerning our reportable segments is shown in the following table:

     Period Ended
     September 30, 2001                 Insurance          Hotel         Other(1)          Total
     -------------------------          ---------          -----         --------          -----
     Revenues from external
          customers                     $1,808,763      $728,483       $   5,759        $2,543,005
     Interest income                         2,501         2,183          10,059            14,743
     Interest expense                       44,747             -               -            44,747
     Depreciation and amortization         212,554        10,324               -           222,878
     Segment (loss) profit                (644,225)       95,757        (299,156)         (847,624)
     Segment assets                      2,126,373       280,929         200,337         2,607,639
     Expenditures for segment assets         1,619        21,878           2,080            25,577

     Period Ended
     September 30, 2000                 Insurance          Hotel         Other(1)           Total
     -------------------------          ---------          -----         --------           -----

     Revenues from external
          customers                     $5,714,330      $739,043       $  33,801        $6,487,174
     Interest income                         3,928             -          35,891            39,819
     Interest expense                       92,752             -                            92,752
     Depreciation and amortization         587,550        30,494               -           618,044
     Segment (loss) profit                (162,700)      109,869        (484,818)         (537,649)
     Segment assets                      6,549,023       314,155         519,850         7,383,028
     Expenditures for segment assets        75,261             -               -            75,261


     ------------

     (1)  Column represents corporate-related items.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Results of Operations

     Our net loss for the nine months ended September 30, 2001 was $847,624 as compared to a net loss of $537,649 for the nine months ended September 30, 2000.

     During the nine months ended September 30, 2001, revenues from our DCAP Insurance operations were $1,808,763 as compared to $5,714,330 during the nine months ended September 30, 2000. The decline in revenues from our insurance-related operations was generally due to competitive pressures in the industry and the sale (and, in general, conversion to franchise status) or closure of 12 DCAP offices. Effective March 28, 2001, we entered into agreements to sell eight of our remaining 11 wholly-owned and joint venture offices. Pursuant to our agreements with the purchasers of the stores, pending the closing, they are entitled to receive all profits from the operations of the stores and are responsible for all losses. We have therefore determined not to record any revenues or expenses with respect to these stores commencing with the effective date of the agreement. We intend to sell our remaining wholly-owned and joint venture offices in the foreseeable future. Therefore, we anticipate that revenues from our insurance-related operations will further decline during the remainder of 2001 and in 2002. However, as a result of our shift in 2000 to a franchise business model, monthly franchise fees are anticipated to increase substantially during the remainder of 2001. Since, in general, monthly franchise fees are not payable with regard to the initial 12 months of operations, and since many of the franchises sold in 2000 did not commence operations until the latter part of the year, the increase in monthly franchise fees is not expected to take place until the latter part of 2001. In addition, we generated premium finance revenue of $125,325 during the nine months ended September 30, 2001. We hope that this revenue source will also offset the decline in revenue from our cutback in operation of DCAP stores. Hotel revenues decreased approximately $11,000 between the nine months ended September 30, 2000 and 2001.

     Our general and administrative expenses for the nine months ended September 30, 2001 were $3,099,252 less than for the comparable period in 2000 primarily due to the sale and closure of stores discussed above and a reduction in central office staff. In addition, our depreciation and amortization expenses decreased $395,166 between the nine months ended September 30, 2000 and 2001 primarily due to a write off of goodwill and other intangibles that occurred with respect to our 2000 fiscal year results and the sale or closure in 2000 of stores as discussed above.

     Our DCAP Insurance operations during the nine months ended September 30, 2001, on a stand-alone basis, generated a net loss of $644,225 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store) as compared to a net loss of $162,700 for the nine months ended September 30, 2000. The net loss was incurred primarily due to the decline in revenues discussed above which was not offset by a comparable decline in operating expenses. The operations of the hotel during the nine months ended September 30, 2001, on a stand-alone basis, generated a net income of $95,757 as compared to a net income of $109,869 for the nine months ended September 30, 2000.

     Liquidity and Capital Resources

     As of September 30, 2001, we had $371,884 in cash and cash equivalents and a working capital deficiency of $1,573,390. As of December 31, 2000, we had $759,309 in cash and cash equivalents and a working capital deficiency of $161,156.

     Cash and cash equivalents decreased between December 31, 2000 and September 30, 2001 due to the loss incurred during the period and the outlay of cash to satisfy accounts payable and accrued expense obligations of $601,577 and repay long-term debt and capital lease obligations of $213,422. These amounts were offset by the receipt of approximately $105,000 in cash in February 2001 from the sale of a DCAP store and approximately $739,000 in April 2001 pursuant to agreements to sell eight of our stores. Pending the closing of the sale of the eight stores, the $739,000 received has been recorded on the balance sheet as a current liability under the heading "Deposits on sale of stores". The closing of the store sales is scheduled to occur on November 27, 2001 following our annual meeting of stockholders at which we are seeking approval and ratification of the sale of assets that may constitute, under Delaware law, substantially all of our assets.

     Our working capital deficiency increased by $1,412,234 between December 31, 2000 and September 30, 2001 primarily due to the loss incurred during the nine months ended September 30, 2001 and the cancellation of notes receivable in consideration of our reacquisition of common shares and the cancellation of an employment agreement, as discussed below. As indicated above, in the event of the sale of eight stores, a current liability labeled "Deposits on sale of stores" in the amount of $739,000 will be eliminated. There will be a concurrent reduction in "Goodwill" in such amount. As a result, our working capital deficiency will be reduced by $739,000.

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

     Our liquidity at September 30, 2001 was insufficient to meet operating requirements. In order to reduce our working capital deficiency and alleviate cash flow demands, we have taken the following actions:

     o We have continued efforts to expand franchise operations and decrease the number of wholly-owned and partially-owned stores (by the sale of stores and, in general, conversion to franchise status).

     o We have continued efforts to expand premium finance operations which do not carry large overhead expenses.

     o We have continued efforts to reduce overhead expenses. These efforts include the reduction of "central office" expenses due to the shift to a franchise-oriented strategy. In addition, effective March 28, 2001, the employment agreements for Kevin Lang, Abraham Weinzimer, Morton L. Certilman and Jay M. Haft, our then President, Executive Vice President, Chairman of the Board and Vice Chairman of the Board, respectively, were terminated. Pursuant to the agreements, Messrs. Lang, Weinzimer, Certilman and Haft had been entitled to receive aggregate annual compensation of approximately $647,000. Concurrently, our subsidiary, DCAP Management, entered into a six month employment agreement with Mr. Lang pursuant to which he was entitled to receive compensation at the rate of $125,000 per annum. This employment agreement expired in September 2001.

     o    We have continued to seek an infusion of capital.

     Management believes that such actions, if successfully completed, are reasonably capable of removing the threat to the continuation of our business during the 12 month period ended September 30, 2002. We can give no assurances that our efforts will be successful.

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

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation, as amended 1

               3(b) By-laws, as amended2

          (b)  Reports on Form 8-K

               No Current Report on Form 8-K was filed by us during the quarter ended September 30, 2001.

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


                                            DCAP GROUP, INC.



Dated:   November 14, 2001                  By: /s/ Barry Goldstein
                                               ---------------------------------
                                               Barry Goldstein
                                               President, Chairman of the Board,
                                               Chief Executive Officer and
                                               Chief Financial Officer