Form 10KSB
period 2001-12-31
DCAP GROUP INC/
filed 2002-04-16
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

(  ) TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------------------

Commission file number          0-1665
                      --------------------------------------------

                                DCAP GROUP, INC.
                               ------------------
                 (Name of small business issuer in its charter)

          Delaware                                       36-2476480
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                     1158 Broadway, Hewlett, New York 11557
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number (516)374-7600
                                               ---------------

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
        none
       -----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No .

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

     State issuer's revenues for its most recent fiscal year: $3,520,464

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,719,368 as of March 31, 2002.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( ).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,353,402 shares as of March 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX                             Page No.

Forward Looking Statements.....................................................1

Explanatory Note ..............................................................1

PART I

Item 1.  Description of Business...............................................2

Item 2.  Description of Property..............................................10

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................12


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............14

Item 6.  Management's Discussion and Analysis or Plan of Operation............15

Item 7.  Financial Statements.................................................17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................17


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................18

Item 10. Executive Compensation...............................................20

Item 11. Security Ownership of Certain Beneficial Owners and Management.......22

Item 12. Certain Relationships and Related Transactions.......................23


PART IV

Item 13. Exhibits and Reports on Form 8-K.....................................28

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

     Sale of Stores; Emphasis on Franchise Operations

     Commencing in 2000 and continuing into 2001, we began pursuing a strategy of shifting toward franchise operations. Pursuant to that strategy, since May 2000, we have closed or sold our interest in 20 wholly-owned or partially-owned stores and have granted 24 franchises to operate DCAP stores. We now have three remaining wholly-owned or partially-owned stores.

     Developments During 2001

     The following events occurred in March 2001:

     o Barry B. Goldstein was elected our President, Chairman of the Board and Chief Executive Officer. See Item 9 of this Annual Report.

     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman to sell them a total of eight of our DCAP stores for an aggregate cash consideration of $767,000. These transactions, which closed in November 2001, are discussed in Item 12 of this Annual Report.

     o We repurchased common shares from Messrs. Lang and Weinzimer as discussed in Item 12.

     o We terminated our employment agreements with Messrs. Lang, Weinzimer, Certilman and Haft; our wholly-owned subsidiary, DCAP Management Corp., which operates our franchise business, entered into a six month employment agreement with Mr. Lang pursuant to which he served as its President; and each of Messrs. Lang, Weinzimer, Certilman and Haft resigned his position as an officer of DCAP Group. Each of Messrs. Lang and Weinzimer also resigned his position as a director of DCAP Group. The termination of the employment agreements is discussed in
          Item 12.

(b)  Business of Issuer

     General

     We operate three lines of business:

     o    franchising, ownership and operation of storefront insurance agencies
     o premium financing of insurance policies for our DCAP clients as well as clients of non-affiliated entities
     o    operation of the International Airport Hotel in San Juan, Puerto Rico

     Our DCAP storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. The types of insurance placed include the following:

     o    automobile
     o    motorcycle
     o    boat
     o    livery/taxi
     o    life
     o    business
     o    homeowner
     o    excess coverage

     There are 57 DCAP locations in the New York metropolitan area. Fifty-four of them are franchises. The balance are either wholly owned or partially owned by us. We try to select locations that will attract "walk-in" retail customers.

     The DCAP stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the DCAP stores serve as an insurance company and therefore do not assume underwriting risks.

     We also offer the following additional services in connection with the operation of the DCAP stores:

     o    income tax return preparation services
     o    automobile club services for roadside emergencies

     Through our wholly-owned subsidiary, Payments, Inc., we provide insurance premium financing services to our DCAP locations as well as non-DCAP insurance agencies. Payments, Inc. is licensed by the New York State Department of Banking as an insurance premium finance agency. Payments, Inc. also has been granted permission to conduct business in Pennsylvania, and its application to do business in New Jersey is pending.

     We also operate the International Airport Hotel in San Juan, Puerto Rico which caters to commercial and tourist travelers in transit.

     We were incorporated in 1961 under the name Executive House, Inc. We changed our name to EXTECH Corporation in 1991. In February 1999, we acquired the DCAP Companies and began our insurance operations. At that time we changed our name to DCAP Group, Inc.

     Our executive offices are located at 1158 Broadway, Hewlett, New York 11557; our telephone number is (516) 374-7600 and our fax number is (516) 295-7216.

     DCAP Insurance

     Insurance Brokerage

     For many years, DCAP Insurance specialized in offering assigned-risk and nonstandard automobile insurance policies. Assigned-risk and nonstandard policies are issued after an analysis of such factors as the driver's accident record, the kind of car being insured, the age and credit risk of the driver, where the insured lives, and other items. Over the last several years, DCAP Insurance has also been marketing and selling standard and preferred policies. Through such preferred carriers as Travelers, Progressive Casualty, and Metlife Auto and Home, serving as either brokers or agents, we can offer our customers many carrier and premium options.

     Due to the continued lack of profitability experienced by many nonstandard carriers, the number of insurers servicing the nonstandard market has decreased. The effect during 2001 was particularly acute in New York City. This has created a situation where we can no longer offer certain drivers (e.g., a driver seeking minimum legal liability limits) a choice in carriers (known as the "voluntary market"), and we must place the insured in the "assigned risk" New York Automobile Insurance Plan (known as the "involuntary market").

     During the fiscal year ended December 31, 2001, approximately 67% of our DCAP Insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

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

     Franchises

     An  important   part  of  our  strategy  has  been  to  increase  our  name recognition. We decided that granting others DCAP franchises is an important step in achieving this goal.

     During the year ended December 31, 2000, we granted a total of 26 franchises. One additional franchise was granted in 2001. We now have a total of 54 franchises, representing 95% of our total number of locations.

     Franchises currently pay us an initial franchise fee of $37,500 to offer insurance products under the DCAP name. Additional fees are payable if the franchisee desires to obtain training and software in connection with income tax preparation services. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a twelve month period from the date on which the storefront opens for business. Initial franchise fees and ongoing monthly fees payable by franchisees constituted approximately 22% of our DCAP Insurance revenues during the year ended December 31, 2001.

     Income Tax Return Preparation

     Many our DCAP stores provide income tax return preparation services. The tax return preparation service allows us to offer an additional service to the walk-in customers who comprise the bulk of our customer base, as well as to existing customers. We have also obtained the right to receive calls placed to "1-800-INCOME TAX" as a way to increase our tax preparation business.

     The participating DCAP stores gather information from filers. The stores then process the information, generate returns to be submitted to the Internal Revenue Service and other taxing authorities, manually or electronically file the return and processes any refunds. We believe that the provision of this service not only increases our revenues, but also enhances our presence in the various markets that we serve and aids in customer retention. During fiscal 2001, fees received in connection with income tax return preparation constituted approximately 1% of our DCAP Insurance revenues.

     Automobile Club

     As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

     During fiscal 2001, fees received in connection with automobile club services constituted approximately 10% of our DCAP Insurance revenues.

     Premium Financing

     Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require financing. Until September 1999, we outsourced premium financing for our customers. Based upon the perceived need for premium financing, we formed Payments, Inc. and it became licensed by the New York State Banking Department as a premium finance agency.

     Payments, Inc. has a contract with another premium finance agency which has agreed to purchase premium finance receivables as originated by Payments, Inc. Payments, Inc. is entitled to a fee with respect to the purchased receivables, subject to certain conditions. Payments, Inc. retains none of the receivables.

     Structure and Operations

     As stated above, we currently have 57 offices, of which 54 are franchises, one is wholly-owned, and two are joint ventures. Our franchises and joint venture offices consist of both "conversion" and "startup" operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned and joint venture offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

     In order to promote consistency and efficiency, and as a service to our franchises, we offer training to office managers. Our training program covers:

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

     In addition to the above services, we provide to all of our offices a direct business relationship with nationally-known and local insurance carriers that may otherwise be beyond the reach of small, privately-owned retail insurance operations. This direct relationship is enhanced by a software system, known as the DCAP Management System ("DMS") that provides a direct link to certain carrier databases. DMS enables each DCAP office that utilizes it to access policy coverage and cost information, application requirements, and other kinds of information. All needed premium finance rates and forms are included as a module within DMS. DMS also enables the DCAP offices' brokers to search various databases to obtain pertinent information about potential customers.

     Strategy

     We currently have the following three-pronged business strategy:

     o    strengthen the DCAP name to increase franchise value
     o provide to the DCAP franchisees certain proprietary products and services that may not be available elsewhere
     o increase the size of our premium finance business, both within and outside the DCAP storefronts, including the introduction of our business in other states

     We pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP offices to advertise in various editions of directories and in automobile sales and other publications. We have also utilized television and radio advertising and will consider further use in the future.

     Our strategy of expanding and diversifying the products and services offered will capitalize on the nature of the typical DCAP customer. We offer our "walk-in" customer not only a variety of automobile insurance products, but, as noted above, additional types of insurance currently offered, including life, business and homeowner's insurance, and excess coverage, and other services, including an income tax return processing program.

     We also utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP office nearest the call (based on the zip code of the caller) for handling. We are promoting "1-800-INSURANCE" and "1-800-INCOME TAX" in our current markets and intend to utilize such numbers in the future as our market expands.

     Our final strategy involves the growth of our premium finance business. As the number of insurance companies participating voluntarily in the non-standard automobile market has significantly decreased, there has been an offsetting increase in the size of the involuntary market. Thus, there are many more automobile policies written through the "assigned risk" New York Automobile Insurance Plan than in the recent past. This plan provides for limited finance options, and the insurance premiums have increased dramatically in recent years. Thus, unless the insured can pay the premium in full at the time of the application for insurance, or can provide a large down payment and be capable of paying the balance over a short period of time, there is a need for premium financing. We offer the insured a reduced downpayment, and the ability to spread the balance over a ten-month period. We are licensed in New York, and have been given permission to operate in Pennsylvania. Our application to do business in New Jersey is pending.

     Competition

     We compete with numerous insurance agents and brokers in our market. The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. Since the great majority of the automobile policies issued in our market emanate from the "assigned risk" New York State Automobile Insurance Plan which provides for fixed premiums for a given geographical area, there is little price competition between us and other agents and brokers. As the number of voluntary carriers has declined, the differentiations between us and our competition has narrowed.

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

     Our premium finance operation competes with many other companies that have been in business longer than we have, and have long term relationships with their insurance agency clients.

     International Airport Hotel

     We operate the International Airport Hotel in San Juan, Puerto Rico. The hotel is located on the site of the San Juan International Airport and occupies the third and fifth floors of the main terminal building. In addition to its 57 guest rooms, the hotel has a lobby area. The hotel caters generally to commercial and tourist travelers in transit; it is marketed through brochures, local advertising and in-airport advertising. We also operate a video game room on the terminal level of the airport. The operations of the hotel are highly seasonal, with a disproportionate share of its revenues generated during the first several months of the calendar year. Approximately 9% of the total room sales for the hotel for 2001 were attributable to one customer, American Airlines. During 2001, the hotel's average occupancy rate was approximately 60%. From 1997 to 2000, the average occupancy rate was approximately 63%. The hotel's average room rate during 2001 was approximately $71.

     The hotel is the only hotel actually located on the site of the airport. As such, it has little direct competition for the tourist trade or commercial travelers seeking only sleeping accommodations at the airport. Other hotels are located in areas surrounding the airport. We have been adversely affected by the reduction in air travel since the attack on the World Trade Center on September 11, 2001.

     See Item 3 of this Annual Report for a discussion of a lawsuit with regard to the lease for the hotel.

     Employees

     We employ approximately 31 persons; eight of them (all of whom are employed in connection with our hotel operations) are represented by a collective bargaining organization. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices are located at 1158 Broadway, Hewlett, New York. We currently also have three wholly-owned or joint venture DCAP stores that are located as follows:

     Store Location                 Nature of Ownership

     White Plains, New York         Wholly-owned
     Brentwood, New York            Joint venture (1)
     Greenbrook, New Jersey         Joint venture (2)
----------

(1)      80% owned by us.
(2)      50% owned by us.

     Our three wholly-owned or joint venture DCAP offices and our executive offices are operated pursuant to lease agreements that expire from time to time through 2011. The current yearly aggregate base rental for the offices is approximately $142,000.

     Our hotel is leased from the Puerto Rico Ports Authority. The annual rental obligation equals the greater of $169,400 or 20% of annual gross revenues. Total rent expense under the lease amounted to approximately $178,000 for 2001 compared to approximately $197,000 for 2000.

ITEM 3. LEGAL PROCEEDINGS

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

     In 1992, in accordance with the lease agreement, we exercised our right for a five year extension of the lease. At the time, the Ports Authority was uncertain as to whether it wished to build a new hotel in the parking lot of the airport or upgrade the hotel and requested that we accept a 30 month extension of the then existing term. We agreed to a 30 month extension and signed a supplemental lease agreement with the Ports Authority in May 1992 extending the lease term to December 31, 1995. We believe that, pursuant to the supplemental lease agreement, we retained our option to continue the lease for a period of five years to December 31, 2000 and thereafter for additional five year terms.

     In July 1993, the Assistant Director of Operations of the Ports Authority forwarded to us a letter containing the terms of a proposed ten year lease extension which we approved, signed and returned to the Ports Authority. Thereafter, a lease agreement was drafted by the Ports Authority which we also approved, signed and returned. Although the proposed lease extension does not make the Ports Authority's approval conditional upon the approval of its Board of Directors, the Ports Authority has taken that position. The Ports Authority contends that, since Board of Directors approval was not obtained, the extension is not in effect. Alternatively, the Ports Authority contends that we were entitled to only one extension of the lease term. We believe that a lease totaling ten years has been entered into between us and the Ports Authority pursuant to the proposed lease extension or that, alternatively, we exercised our right to extend the term of the lease to December 31, 2000. We have notified the Ports Authority that we believe that we have the right to further extend the term of the lease to December 31, 2005 and that we exercised this right.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on November 27, 2001. The following is a description of the matters voted upon at the meeting and a listing of the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for director.

     1.   Election of Board of Directors.

                                                    Number of Shares
                                           ---------------------------------
                                             For                   Withheld
                                             ---                   --------

          Barry Goldstein                  8,041,498                 110,283
          Morton L. Certilman              8,041,488                 110,293
          Jay M. Haft                      8,041,488                 110,293
          Robert Wallach                   8,041,498                 110,283

     2. Approval and ratification of the sale by us and our subsidiaries of assets that may constitute, under Delaware law, substantially all of our assets.

                           For                             6,725,784
                           Against                            54,918
                           Abstain                             8,299
                           Broker Non-Vote                 1,362,780

     3. Approval of an increase in the number of common shares authorized to be issued pursuant to our 1998 Stock Option Plan from 2,000,000 to 3,000,000.

                           For                              6,558,093
                           Against                            159,915
                           Abstain                             70,993
                           Broker Non-Vote                  1,362,780

     4. Approval of an amendment to our Certificate of Incorporation to increase the number of authorized common shares from 25,000,000 to 40,000,000.

                           For                               7,917,378
                           Against                             160,620
                           Abstain                              73,783
                           Broker Non-Vote                        -

     5. Approval of an amendment to our Certificate of Incorporation to provide for the authority to issue up to 1,000,000 preferred shares.

                           For                               6,559,018
                           Against                             160,125
                           Abstain                              69,858
                           Broker Non-Vote                   1,362,780

     6. Approval of an amendment to our Certificate of Incorporation to broaden the corporate purposes to include any lawful act or activity for which corporations may be organized under Delaware law.

                           For                                6,732,872
                           Against                               51,123
                           Abstain                                5,006
                           Broker Non-Vote                    1,362,780

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

                                   High              Low

2001 Calendar Year

First Quarter                      $.40              $.25
Second Quarter                      .37               .26
Third Quarter                       .33               .25
Fourth Quarter                      .27               .23

2000 Calendar Year

First Quarter                      $1.06             $.75
Second Quarter                       .81              .31
Third Quarter                        .47              .38
Fourth Quarter                       .38              .25

(b)  Holders

     As of April 9, 2002, there were approximately 2,303 record holders of our common shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Our DCAP storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. The types of insurance placed include the following:

      o  automobile
      o  motorcycle
      o  boat
      o  livery/taxi
      o  life
      o  business
      o  homeowner
      o  excess coverage

     The DCAP stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the DCAP stores serve as an insurance company and therefore do not assume underwriting risks. The DCAP stores also offer automobile club services for roadside assistance and income tax preparation services.

     Payments, Inc., our wholly-owned subsidiary, is an insurance premium finance agency, licensed by the New York State Banking Department, which offers premium financing to clients of DCAP offices, as well as non-DCAP insurance agencies. We currently operate solely within New York State, but are permitted to conduct business also in Pennsylvania. Our application to conduct business in New Jersey is pending.

     We also operate the International Airport Hotel in San Juan, Puerto Rico.

     Results of Operations

     Our net loss for the year ended December 31, 2001 was $929,551 as compared to a net loss of $3,718,297 for the year ended December 31, 2000. The decreased loss primarily was the result of decreased operating expenses of $5,097,264 resulting from the sale or closure of DCAP stores and a gain on the sale of DCAP stores of $56,043 (as compared to a loss of $2,136,681 in 2000 which gave effect to a write off of $2,169,000 of goodwill attributable to such stores). These positive factors were offset by a reduction in revenues of $4,294,960 and a loss on the disposal of equipment of $252,791. Included in the decrease in operating expenses was a reduction in general and administrative expenses of $4,071,673, a reduction in lease rental expenses of $449,648, a reduction in depreciation and amortization of $494,654 and the elimination in 2001 of impairment of intangible expenses and impairment of notes receivable expenses in the aggregate of $282,000 from 2000. These expense reductions offset an increase in the provision for bad debts of $227,266.

     During the year ended December 31, 2001, revenues from the operations of DCAP Insurance were $2,350,094 as compared to $6,677,556 for the year ended December 31, 2000. The decline in revenues from the operations of DCAP Insurance was generally due to the sale (and, in general, conversion to franchise status) or closure of most of our DCAP offices, competitive pressures in the industry and a reduction in the sale of new franchises. We anticipate that revenues from the operations of DCAP Insurance will further decline in 2002 due primarily to the sale of nine of our stores during 2001. However, as a result of our shift in 2000 and 2001 to a franchise business model, monthly franchise fees are anticipated to increase during 2002. Premium finance revenues increased $220,654 between the year ended December 31, 2000 and 2001. This increase was the result of (i) our renegotiation in June 2001 of our agreement regarding the sale of premium finance receivables that has given rise to increased revenues per transaction, (ii) an increase in the number of franchisees utilizing our premium finance services, and (iii) an expansion of our premium finance marketing efforts to non-DCAP insurance agencies. Hotel revenues decreased approximately $90,277 between the year ended December 31, 2000 and 2001 primarily due to the overall reduction in air travel since the events of September 11, 2001.

     The operations of DCAP Insurance during the year ended December 31, 2001, on a stand- alone basis, generated a net loss of $821,555 as compared to a net loss of $3,581,176 for the year ended December 31, 2000. Our premium finance operations during the year ended December 31, 2001, on a stand alone basis, generated a net profit of $234,128 as compared to a profit of $24,995 in 2000. The operations of the hotel during the year ended December 31, 2001, on a stand-alone basis, generated net income of $99,053 as compared to a net income of $183,272 for 2000. Losses from corporate-related items not allocable to reportable segments increased to $441,177 during the year ended December 31, 2001 as compared to $345,388 for 2000.

     Income Taxes

     We have recorded a full valuation allowance against our net deferred tax assets because of the uncertainty that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset.

     Liquidity and Capital Resources

     As of December 31, 2001, we had $220,774 in cash and cash equivalents and a working capital deficiency of $598,263. As of December 31, 2000, we had $517,425 in cash and cash equivalents and a working capital deficiency of $161,156.

     Cash and cash equivalents decreased between December 31, 2000 and December 31, 2001 primarily due to the net loss of $929,551 for 2001 and cash used to repay long-term debt and capital lease obligations of $235,704, offset by proceeds from the sale of DCAP stores of $844,091.

     Our liquidity at December 31, 2001 was insufficient to meet operating requirements. We believe that the following will help reduce our working capital deficiency and alleviate cash flow demands:

     o We have continued efforts to expand our premium finance customer base of both DCAP and non-DCAP agencies, within and outside New York State.

     o Monthly franchise fees generally are not payable with regard to the initial 12 months of operations. Since many of the franchises sold by us in 2000 and 2001 did not have franchise fee obligations until the latter part of 2001 or in 2002, we are now first experiencing an increase in monthly franchise fees.

     Management believes that such items, should they develop as contemplated, are reasonably capable of reducing our working capital deficiency and alleviating our cash flow demands during the 12 month period ended December 31, 2002. We can give no assurances that our efforts will be successful.

     We have no current commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



      Name                 Age             Positions and Offices Held
     ----                  ---             --------------------------
Barry B. Goldstein         49       President, Chairman of the Board, Chief
                                    Executive Officer, Chief Financial Officer,
                                    Treasurer and Director
Morton L. Certilman        70       Secretary and Director
Jay M. Haft                66       Director
Robert Wallach             49       Director

     Barry Goldstein

     Mr. Goldstein was elected our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. Since April 1997, he has served as President of AIA Acquisition Corp., which operates insurance agencies in Pennsylvania. Since 1982, he has served as President of Stone Equities, a consulting firm. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

     Morton L. Certilman

     Mr. Certilman served as our Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is a member of the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami

Law Center. Mr. Certilman has written various articles in the condominium field, is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Jay M. Haft

     Mr. Haft served as our Vice Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of that firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a director of many public and private corporations, including Robotic Vision Systems, Inc., NCT Group, Inc., Encore Medical Corporation, DUSA Pharmaceuticals, Inc., Oryx Technology Corp., and Thrift Management, Inc, all of whose securities are traded in the over-the-counter market. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, and a national trustee and Treasurer of the Miami Ballet. He is also a trustee of Florida International University and serves on the advisory board of the Wolfsonian Museum in Miami, Florida. Mr. Haft received B.A. and LL.B. degrees from Yale University.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by

Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this proxy statement each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2001. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2001, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that (i) Kevin Lang and Abraham Weinzimer, former officers, directors and 10% stockholders, filed their respective Form 4 late (which forms each reported one transaction) and (ii) Barry Goldstein filed his Form 3 late.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2001, 2000 and 1999 for each of our executive officers as of December 31, 2001 who had a total salary and bonus for that year in excess of $100,000.

                                                                 Long-Term Compensation
                                      Annual Compensation                 Awards
Name and                              ------------------                  ------                   All Other
Principal Position         Year              Salary             Shares Underlying Options        Compensation
------------------         ----              ------             -------------------------        ------------

Barry B. Goldstein         2001            $200,000(1)                   1,000,000                     -
Chief Executive Officer    2000                   -                           -                        -
                           1999                   -                           -                        -

Morton L. Certilman        2001            $ 31,250(2)                        -                       -0-*
Chairman of Board(2)       2000             125,000                           -                       -0-*
                           1999             129,167                        225,000                    -0-*

Kevin Lang                 2001            $132,715(3)                        -                        -
President(3)               2000             250,000                           -                        -
                           1999             208,000                        200,000                     -


* Excludes fees payable during 1999, 2000 and 2001 by us to Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member.

(1)  Includes amounts earned as a consultant prior to his employment.

(2) Effective March 28, 2001, Mr. Certilman resigned his position as our Chairman of the Board.

(3) Effective March 28, 2001, Mr. Lang resigned his position as our President and a director. Effective September 30, 2001, his employment with DCAP Management Corp., one of our wholly-owned subsidiaries, ended.

     Options Tables

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2001

                         Number of Common      Percentage of Total
                         Shares Underlying     Options Granted To
Name                     Options Granted       Employees in Fiscal Year     Exercise Price    Expiration Date
----                     ---------------       ------------------------     --------------    ---------------

Barry B. Goldstein         1,000,000                    100%                     $.25          March 31, 2006
Morton L. Certilman             -                         -                        -                  -
Kevin Lang                      -                         -                        -                  -

                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
            ENDED DECEMBER 31, 2001 AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Shares Underlying          Value of Unexercised
                         Number of                          Unexercised Options at             In-the-Money Options
                     Shares Acquired          Value           December 31, 2001                at December 31, 2001
Name                     on Exercise        Realized      Exercisable/Unexercisable         Exercisable/Unexercisable

Barry B. Goldstein                             N/A              0/1,000,000                        0/$50,000
Morton L. Certilman            -               N/A              225,000/0                          0/0
Kevin Lang                     -               N/A              -                                  -

     Long-Term Incentive Plan Awards

     No awards were made to any of Messrs. Goldstein, Certilman or Lang during the fiscal year ended December 31, 2001 under any long-term incentive plan.

     Compensation of Directors

     Our directors are not entitled to receive any compensation for their services as directors.

     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Effective April 1, 2001, we entered into a four year employment agreement with Mr. Goldstein pursuant to which he is employed as our President, Chairman of the Board and Chief Executive Officer. Mr. Goldstein is entitled to receive a salary of $200,000 per annum plus such additional compensation as may be determined by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 31, 2002 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

  Name and Address                             Number of Shares                   Approximate
 of Beneficial Owner                           Beneficially Owned               Percent of Class

Jay M. Haft                                      1,788,893(1) (2)                     15.5%
1001 Brickell Bay Drive
Miami, Florida

Eagle Insurance Company                          1,486,893(3)                         13.1%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Robert M. Wallach                                1,486,893(4)                         13.1%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Morton L. Certilman                              1,336,005(1)(5)                      11.5%
The Financial Center at
  Mitchel Field
90 Merrick Avenue
East Meadow, New York

Abraham Weinzimer                                    783,924(1)                         6.9%
418 South Broadway
Hicksville, New York

Kevin Lang                                           651,460(1)                         5.7%
3789 Merrick Road
Seaford, New York

Barry B. Goldstein                                   425,000(6)                         3.6%
1158 Broadway
Hewlett, NY 11557

All executive officers
and directors as a group                         5,036,791(1)(2)(5)                    41.3%
(4 persons)                                               (6)(7)

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

(6) Represents 400,000 shares issuable upon the exercise of currently exercisable options, 5,000 shares held by Mr. Goldstein's minor child and 20,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his child and retirement trust.

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

     See "March 2001 Transactions" for a discussion of the cancellation of the above amount due by Mr. Certilman as well as of agreements to sell DCAP stores to Mr. Certilman as well as to Messrs. Kevin Lang and Abraham Weinzimer, principal stockholders and former DCAP officers and directors.

     March 2001 Transactions

     In March 2001, the following transactions occurred:

     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman that provided for our sale to them of a total of eight of our DCAP stores. Pursuant to the agreements, which were closed in November 2001 following shareholder approval, Mr. Lang acquired three of the stores for a total purchase price of approximately $257,000, Mr. Weinzimer acquired three of the stores for a total purchase price of $285,000 and an entity owned by Mr. Certilman (we refer to the entity as "Mr. Certilman") acquired two of the stores for a total purchase price of approximately $225,000. The locations of the stores are as follows:

          o    Lang:            Amityville, New York
                                Medford, New York
                                Seaford, New York

          o    Weinzimer:       Hempstead, New York
                                Hicksville, New York
                                Jamaica, New York

          o    Certilman:       East Meadow, New York
                                Flushing, New York

          At the time of execution of the agreements with Messrs. Lang and Weinzimer, each of them paid to us the total amount of his respective purchase price. At the time of execution of the agreement with Mr. Certilman, we received approximately $197,000 of the purchase price. The balance of $28,000 was paid at the closing of the acquisition through the assumption of our obligation to an unaffiliated third party in that amount. The obligation was incurred in May 2000 in connection with our acquisition of the third party's interest in one of the stores acquired by Mr. Certilman. Pending the closing of the sales, each of Messrs. Lang, Weinzimer and Certilman managed his respective stores and was entitled to receive a management fee equal to the net profits of the stores. Each of them was also responsible for all losses incurred during the interim period.

     o At the closing, we entered into franchise agreements with Lang, Weinzimer and Certilman on terms similar to those entered into by Mr. Certilman in May 2000 (as described above under "Sale of Interests in Stores"), except that, in general, none of the franchisees will be allowed to terminate their respective franchise agreements prior to March 31, 2003. Pending the closing, Messrs. Lang, Weinzimer and Certilman were responsible for charges as if the franchise agreements had been executed.

     o We reacquired a total of 3,714,616 of the shares owned by Messrs. Lang and Weinzimer in consideration of the cancellation of indebtedness owed to us by them in the aggregate amount of $928,654.

     o We agreed with Mr. Lang to terminate his employment agreement that was scheduled to expire in February 2004, and DCAP Management, our wholly-owned subsidiary that operates our franchise business, entered into a new employment agreement with him which expired on September 30, 2001. Based upon Mr. Lang's agreement to forgo the compensation otherwise payable to him for the balance of the original employment term ($667,000, net of the amount payable to him pursuant to his new employment agreement), we granted to Mr. Lang a price concession of approximately $85,000 in connection with his purchase of his three stores. This price concession resulted in the purchase price of $257,000 for Mr. Lang.

     o We agreed with Mr. Weinzimer to terminate his employment agreement that was scheduled to expire in February 2004. Based upon Mr. Weinzimer's agreement to forgo the compensation otherwise payable to him for the balance of the employment term ($729,000), we granted to Mr. Weinzimer a price concession of approximately $85,000 in connection with his purchase of his three stores. This price concession resulted in the purchase price of $285,000 for Mr. Weinzimer.

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

     o Each of Messrs. Lang, Weinzimer, and Haft resigned as an officer of DCAP Group. Messrs. Lang and Weinzimer also resigned as our directors.

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

     Relationship

     Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Certilman is a member, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services. Certilman Balin has also served as counsel to DCAP Insurance and The Robert Plan with respect to certain matters; however, it did not serve as counsel to DCAP Insurance or Messrs. Lang and Weinzimer in connection with our acquisition of DCAP Insurance, to Messrs. Lang or Weinzimer in connection with the transactions with them discussed under "March 2001 Transactions" or to Eagle in connection with our issuance of shares to Eagle. In addition, Certilman Balin did not serve as counsel to either us or Mr. Certilman in connection with the transactions with him discussed under "Sale of Interests in Stores" and "March 2001 Transactions" above.

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

 3(a)    Certificate of Incorporation, as amended(1)

   (b)    By-laws, as amended(2)

10(a)     Agreement, dated July 22, 1988, between the Ports Authority and IAH(3)

10(b) Resolution of Board of Directors of Ports Authority, dated August 10, 1994, regarding rental obligation of the Hotel(4)

10(c)     1998 Stock Option Plan(2)

10(d) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Morton L. Certilman(2)

10(e) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Jay M. Haft(2)

10(f) Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto(2)

10(g) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(h) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(i) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999(5)

10(j) Sale and Assignment Agreement, dated as of September 1, 1999, among Payments, Inc., Flatiron Credit Company, Inc. and Westchester Premium Acceptance Corp.(5)

10(k) Letter agreement, dated as of June 1, 2001, among Westchester Premium Acceptance Corporation, Payments, Inc. and Input 1, LLC.

10(l) Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc.(6)

10(m) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to sale of DCAP Bayshore, Inc., DCAP Medford, Inc. and DCAP Seaford, Inc.(7)

10(n) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of Diversified Coverage Asset Planning, Inc., ADCAP Brokerage, Inc. and DCAP Hicksville, Inc.(7)

10(o) Asset Purchase Agreement, dated as of March 28, 2001, between East Meadow Agency, Inc., DCAP Flushing, Inc. and MLC East Meadow/Flushing LLC(7)

10(p) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to repurchase of shares(7)

10(q) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to repurchase of shares(7)

10(r) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer(7)

10(s) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Morton L. Certilman(7)

10(t) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Jay M. Haft(7)

10(u) Employment Agreement, dated as of March 28, 2001, between DCAP Management, Inc. and Kevin Lang(7)

10(v) Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

10(w) Stock Option Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

21        Subsidiaries


(1) Denotes document filed as exhibits to our Annual Reports on Form 10-KSB for the years ended December 31, 1993 and 1998 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

(4) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

(5) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(6) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated herein by reference.

(7) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(8) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.

--------------

(b)  Reports on Form 8-K

     One report on Form 8-K was filed by us during the last quarter of the fiscal year ended December 31, 2001 as follows:

     Date of Report:     December 5, 2001
     Items Reported:     5 and 7

                        DCAP GROUP, INC. AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

ITEM 7 - Consolidated Financial Statements



                                      INDEX
                                      -----

                                                              Page
                                                              ----

Independent auditors' report                                  F-2


Consolidated balance sheet                                    F-3


Consolidated statements of operations                         F-4


Consolidated statement of stockholders' deficit               F-5


Consolidated statements of cash flows                         F-6


Notes to consolidated financial statements                F-7 - F-17

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Independent Auditors' Report



Board of Directors and Stockholders
DCAP Group, Inc.
Hewlett, New York


We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                                 HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
March 20, 2002

                       DCAP GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $   220,774
Due from franchises, net of allowance for
doubtful accounts of $53,000                                           225,939
Note receivable - former officer                                        39,095
Prepaid expenses and other current assets                               36,755
                                                                        ------
Total current assets                                                   522,563
                                                                       -------

PROPERTY AND EQUIPMENT, net                                            354,236
GOODWILL, net                                                           75,000
OTHER INTANGIBLES, net                                                 236,574
DEPOSITS AND OTHER ASSETS                                               43,589
                                                                        ------
                                                                   $ 1,231,962
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $   733,060
Current portion of long-term debt                                       25,537
Current portion of capital lease obligations                            84,939
Deferred revenue                                                        89,757
Debentures payable                                                     154,200
Due to officer                                                          33,333
                                                                        ------
Total current liabilities                                            1,120,826
                                                                     ---------
LONG-TERM DEBT                                                         182,146
                                                                       -------
CAPITAL LEASE OBLIGATIONS                                              120,377
                                                                       -------
DEFERRED REVENUE                                                        37,372
                                                                        ------
MINORITY INTEREST                                                        8,923
                                                                         -----

COMMITMENTS

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value; authorized 40,000,000 shares;
issued 15,068,018                                                      150,680
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding                            -
Capital in excess of par                                             9,752,409
Deficit                                                             (9,212,116)
                                                                    ----------
                                                                       690,973
Treasury stock, at cost, 3,714,616 shares                             (928,655)
                                                                      --------
                                                                      (237,682)
                                                                      --------
                                                                   $ 1,231,962
                                                                   ===========

                 See notes to consolidated financial statements

                       DCAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years Ended
                                                                           December 31,
                                                                  2001                   2000
REVENUES:
Commissions and fees                                        $  2,350,094            $ 6,677,556
Rooms                                                            879,918                970,195
Premium finance revenue                                          259,454                 38,800
Other operating departments                                       30,998                128,873
                                                                  ------                -------
Total revenues                                                 3,520,464              7,815,424
                                                               ---------              ---------

OPERATING EXPENSES:
General and administrative expenses                            2,861,849              6,933,522
Impairment of intangibles                                              -                201,000
Impairment of notes receivable                                         -                 81,000
Provision for bad debt                                           232,666                  5,400
Departmental                                                     357,029                382,683
Depreciation and amortization                                    293,605                788,259
Lease rentals                                                    409,116                858,764
Property operation and maintenance                                60,139                 61,040
                                                                  ------                 ------
Total operating expenses                                       4,214,404              9,311,668
                                                               ---------              ---------
OPERATING LOSS                                                  (693,940)            (1,496,244)
                                                                --------             ----------
OTHER (EXPENSE) INCOME:
Interest income                                                   15,960                 78,660
Interest expense                                                 (47,429)              (144,173)
Gain (loss) on sale of DCAP stores                                56,043             (2,136,681)
Loss on disposal of property and equipment                      (252,791)                     -
                                                                --------              ---------
                                                                (228,217)            (2,202,194)
                                                                --------             ----------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                  (922,157)            (3,698,438)

INCOME TAXES                                                      20,336                 25,000
                                                                  ------                 ------

LOSS BEFORE MINORITY INTEREST                                   (942,493)            (3,723,438)

MINORITY INTEREST                                                 12,942                  5,141
                                                                  ------                  -----

NET LOSS                                                      $ (929,551)          $ (3,718,297)
                                                              ==========           ============

NET LOSS PER COMMON SHARE
Basic                                                            $ (0.08)               $ (0.25)
                                                                 =======                =======
Diluted                                                          $ (0.08)               $ (0.25)
                                                                 =======                =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic                                                         12,238,222             14,751,832
                                                              ==========             ==========
Diluted                                                       12,238,222             14,751,832
                                                              ==========             ==========

                 See notes to consolidated financial statements

                       DCAP GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                         Capital
                                  Common Stock        Preferred Stock   in Excess               Subscription   Treasury
                              Shares       Amount     Shares    Amount    of Par     Deficit     Receivable     Stock     Total
                              ------       ------     ------    ------    ------     -------     ----------     -----     -----


Balance, January 1, 2000     14,299,176  $ 142,992     -        $  -   $9,752,597  $(4,564,268) $ (228,000)    $     -   $5,103,321

Securities issued to private
placement investors             761,342      7,613     -           -       (7,613)           -           -           -            -

Securities issued to acquire
intangible property               7,500         75     -           -        7,425            -           -           -        7,500

Net loss for the year                 -          -     -           -            -   (3,718,297)          -           -   (3,718,297)
                             ----------    -------   ----        ----   ---------   ----------     -------         ----   ---------
Balance, December 31, 2000   15,068,018    150,680     -           -    9,752,409   (8,282,565)   (228,000)          -    1,392,524

Cancellation in connection
with sale of stores                   -          -     -           -            -            -     228,000           -      228,000

Purchase of 3,714,616 shares
of treasury stock                     -          -     -           -            -            -           -    (928,655)    (928,655)

Net loss for the year                 -          -     -           -            -     (929,551)          -           -     (929,551)
                             ----------    -------   ----        -----        ----     -------     -------     -------      -------
Balance, December 31, 2001   15,068,018  $ 150,680     -        $  -   $9,752,409  $(9,212,116)    $ -       $(928,655)  $ (237,682)
                             ==========  =========   ====       ====== ==========  ===========     ======    =========   ==========

                 See notes to consolidated financial statements

                       DCAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended
                                                                                December 31,
                                                                          2001                2000
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (929,551)        $ (3,718,297)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization                                            293,605              788,259
Bad debt expense                                                         232,666                  600
Gain on sale of stores                                                   (56,043)                   -
Loss on disposal of fixed assets                                         252,791                    -
Forgiveness of note receivable                                           141,454                    -
Impairment of intangible assets                                                -              201,000
Impairment of notes receivable                                                 -               81,000
Loss on sale of ownership interests in joint ventures                          -            2,136,681
Minority interest                                                        (12,942)              (5,141)
Changes in operating assets and liabilties:
(Increase) decrease in assets:
Accounts receivable                                                      124,522              (19,690)
Prepaid expenses and other current assets                                 25,986               (9,165)
Deposits and other assets                                                 29,972               30,783
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                 (1,078,732)             431,178
Deferred revenue                                                        (225,959)             313,301
                                                                        --------              -------
Net cash (used in) provided by operating activities                   (1,202,231)             230,509
                                                                      ----------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                       (25,577)            (165,414)
Decrease (increase) in notes and other receivables - net                  53,303             (190,519)
Proceeds from sale of DCAP stores                                        844,091              323,000
Decrease (increase) in restricted cash - other current assets            236,134              (84,897)
                                                                         -------              -------
Net cash provided by (used in) investing activities                    1,107,951             (117,830)
                                                                       ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations      (235,704)            (381,443)
Increase in due to officer                                                33,333                    -
                                                                          ------              -------
Net cash used in financing activities                                   (202,371)            (381,443)
                                                                        --------             --------
Net decrease in cash and cash equivalents                               (296,651)            (268,764)

Cash and cash equivalents, beginning of year                             517,425              786,189

Cash and cash equivalents, end of year                                 $ 220,774            $ 517,425
                                                                       =========            =========

                 See notes to consolidated financial statements

                                       F-6

                        DCAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1. Organization and Nature of Business:

     DCAP Group, Inc. and Subsidiaries (the "Company") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and provide tax preparation services and automobile club services for road-side emergencies. The Company also provides premium financing of insurance policies for their DCAP clients as well as clients of non-affiliated entities. In addition, the Company operates the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through its wholly-owned subsidiary, IAH, Inc. The Hotel caters generally to commercial and tourist travelers in transit.

     In March 2001, the Company entered into agreements with three shareholders that provided for the sale of a total of eight DCAP stores for cash consideration of an aggregate of $767,000. The Company recognized a net gain of approximately $56,000 on the sale of the stores. At the time of execution of the agreements with two of the shareholders, they each paid to the Company the total amount of their respective purchase price. At the time of execution of the agreement with the remaining shareholder, the Company received approximately $197,000 of the purchase price. The balance was paid at the closing of the acquisition through the assumption of a liability.

     At the closing of the store sales, the Company entered into franchise agreements with the three shareholders on terms similar to those previously entered into by one of the shareholders, except that, in general, none of the franchisees will be allowed to terminate their respective franchise agreements prior to March 31, 2003.

     The Company reacquired a total of 3,714,616 of the issued shares from two of these shareholders in consideration of the cancellation of indebtedness owed to the Company by them in the aggregate amount of $928,655. Notes in the original principal amount of $33,000 plus accrued interest are still owed to the Company from one of the shareholders (see Note 4).

     The Company agreed with one of the shareholders to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, the Company agreed to cancel indebtedness of $141,454 that the shareholder owed to the Company pursuant to his purchase of the Company's interest in certain DCAP stores.

     During 2000, the Company recognized a net loss of approximately $2,136,000 on the sale of 14 of its DCAP stores (giving effect to the write off of approximately $2,169,000 of goodwill attributable to such stores).

2. Summary of Significant Accounting Policies:

     a. Principles of consolidation
        ---------------------------

     The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which the Company has a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

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

       ------------------------------------------

     b. Revenue recognition (cont'd)
        -------------------

     Premium financing fee revenue is earned based upon the origination of premium finance contracts sold by agreement to third parties. The contract fee gives consideration to an estimate as to the collectability of the loan amount. Periodically, actual results are compared to estimates previously recorded, and adjusted accordingly.

     Revenues from room sales are recorded at the time services are performed.

     c. Goodwill and intangible assets
        ------------------------------

     The excess of the fair value paid over the net assets from the Company's acquisitions of DCAP and interests in other DCAP Companies has been allocated to goodwill and other intangible assets, including restrictive covenants. Accordingly, a portion of the purchase price of each acquisition is considered to relate to goodwill. In determining the period in which to amortize goodwill, management considered the effects of obsolescence, demand, competition, the rate of technological change, expected changes in distribution channels and barriers to entry. Goodwill and other intangibles recorded in connection with the Company's acquisitions is amortized on a straight-line basis over a period of three to fifteen years. Amortization of goodwill and intangible assets approximated $61,000 and $367,000 for the years ended December 31, 2001 and 2000, respectively. The Company reviews goodwill and certain identifiable intangibles for impairment as described in Notes 2j and 2k (see Note 3).

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

     A majority of thc Company's receivables are derived from franchises and represent franchise fees and reimbursable expenses.

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

    ------------------------------------------

     i. Advertising costs
        -----------------

     Advertising costs are charged to operations when the advertising first takes place.

     j. Impairment of long-lived assets
        -------------------------------

     The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

     k. New accounting pronouncements
        -----------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase business combination. SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It must be adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disclosure of Long-lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

     The Company does not expect the implementation of SFAS 144 to have a material effect on its financial position or results of operations.

     l. Website development costs
        -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company's website, that are capitalized and depreciated over two years. No costs were incurred during 2001 or 2000.

     m. Reclassifications
        -----------------

     Certain  reclassifications  have  been made to the  consolidated  financial
statements   for  the  year  ended   December  31,  2000  to  conform  with  the
classifications used in 2001.

     n. Comprehensive income (loss)
        ---------------------------

     Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31,
2001,  there  were  no  such  adjustments   required.

3. Impairment of Other Intangibles:
   ---------------------------------

     As discussed in Note 2j, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the fourth quarter of 2000, the Company evaluated the carrying value of other intangibles. As a result, unamortized goodwill and other intangibles of $201,000 were written off.


4. Note Receivable:
   ---------------

     The note receivable at December 31, 2001 is an amount due from a former officer approximating $39,000 including accrued interest. The note is due on demand, together with accrued interest at 6.0% per annum.


5. Property and Equipment:
   ----------------------

     At December 31, 2001 property and equipment consists of the following:

       Furniture, fixtures and equipment                         $      668,482
       Office equipment                                                  17,169
       Leasehold improvements                                           149,267
       Computer hardware and software                                   333,132
       Transportation equipment                                          31,047
       Entertainment facility                                           200,538
                                                                 --------------
                                                                      1,399,635
       Less accumulated depreciation and amortization                 1,045,399
                                                                 --------------
                                                                 $      354,236
                                                                 ==============

6.  Accounts Payable and Accrued Expenses:
    -------------------------------------

     At December 31, 2001 accounts payable and accrued expenses consists of the following:

       Accounts payable                                          $   520,770
       Payroll and related costs                                      15,615
       Professional fees                                              50,000
       Other                                                         146,675
                                                                 -----------
                                                                 $   733,060
                                                                 ===========

7.  Debentures Payable:
    ------------------

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 2001, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

8.  Long-Term Debt:
    --------------

     At December 31, 2001, long-term debt is comprised of the following:

       Note payable to franchisee, due in varying
         monthly installments ranging from $1,700
         to $2,000 per month through April 2003,
         including interest at approximately
         24% per annum.                                             $    27,514

       Mortgage payable, due in monthly installments
         of $1,803, including interest at 9%, per annum
         through May 2017. The obligation is
         collateralized by the Company's entertainment
         facility having a book value of $139,000.                      180,169
                                                                    -----------
                                                                        207,683
       Less current maturities                                           25,537
                                                                    -----------
                                                                    $   182,146
                                                                    ===========

       Long-term debt matures as follows:

                      Years Ended
                      December 31,
                      ------------
                        2002                        $    26,000
                        2003                             14,000
                        2004                              7,000
                        2005                              7,000
                        2006                              8,000
                     Thereafter                         146,000


9.  Capitalized Lease Obligations:
    -----------------------------

     Included in computer and office equipment are certain assets having an acquisition cost of approximately $151,000, leased under capital leases. Accumulated amortization at December 31, 2001 totaled $62,000. The future minimum lease payments of these capital leases and the present value of the net minimum lease payments as of December 31, 2001 are as follows:

                      Years Ended
                      December 31,
                      ------------
                        2002                                  $   124,000
                        2003                                       85,000
                        2004                                       59,000
                        2005                                        6,000
                                                              -----------
                Minimum lease payment                             274,000
          Less amount representing interest                        69,000
                                                              -----------
     Present value of net minimum lease payments                  205,000
      Less current maturities                                      85,000
                                                              -----------

Long-term portion of capitalized lease obligations            $   120,000
                                                              ===========


10.  Related Party Transaction:
     -------------------------

     During the years ended December 31, 2001 and 2000, the Company leased its corporate office facility from a partnership of which a stockholder/officer is a member. Rent expense amounted to $1,500 and $6,000 for the years ended December 31, 2001 and 2000, respectively.

11.  Income Taxes:
     ------------

     The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

     The 2001 and 2000 income of IAH, Inc., a wholly-owned subsidiary, has been calculated excluding the loss of DCAP Group, Inc., as it is separately taxed under the laws of Puerto Rico. For 2001 and 2000, a provision of approximately $3,000 and $6,000 has been made for this tax liability, respectively.

       The provision for income taxes is comprised of the following:
                                                           Years Ended
                                                          December 31,
                                                --------------------------------
                                                   2001                2000
                                                ------------     ---------------

       Benefit at federal statutory rates       $   (316,047)    $   (1,274,532)
       Loss in excess of available benefit           336,383          1,299,532
                                                ------------     --------------

                                                $     20,336     $       25,000
                                                ============     ==============

     At December 31, 2001 the Company had net operating loss carryforwards for tax purposes of approximately $5,100,000. The tax loss carryforwards expire at various dates through 2021.

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

     Deferred tax assets at December 31, 2001 consist of the following:

       Deferred tax assets:
          Net operating loss carryovers                   $     2,036,000
          Other                                                    55,000
                                                          ---------------
          Total deferred tax asset                              2,091,000
          Less valuation allowance                             (2,091,000)
                                                          ---------------

       Net deferred tax assets                            $            -
                                                          ===============

     The Company has recorded a full valuation allowance against its net deferred tax assets because of the uncertainty that sufficient taxable income will be realized during the carryforward period to utilize the deferred tax asset.

12.  Commitments:
     -----------

     a. Leases
        ------

     IAH, Inc. leases the International Airport Hotel (the "Hotel") property pursuant to an operating lease with the Ports Authority, which expired in December 1995. As discussed below, IAH is of the belief that pursuant to a supplemental lease agreement, it retained the option to continue the lease for a period of five years to December 31, 2000, which right it exercised, or alternatively, that the Ports Authority executed a new lease agreement for a ten year term commencing on January 1, 1996. The lease agreement provides for the annual rental payments to be equal to the greater of $169,400 or 20% of the annual gross revenues, as defined, effective January 1, 1994. Total rent expense under this lease amounted to approximately $178,000 for 2001 and $197,000 for 2000.
                                      F-12

    -----------

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

     The Company and each of its affiliates lease office space under noncancellable operating leases expiring at various dates through August 2011. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

                      Years Ended
                     December 31,
                     ------------
                        2002                                  $  142,000
                        2003                                     130,000
                        2004                                     113,000
                        2005                                      96,000
                        2006                                      64,000
                     Thereafter                                  288,000

     Rental expense approximated $407,000 and $662,000 for the years ended December 31, 2001 and 2000, respectively.

     b. Employment agreement
        --------------------

     During 2001, the Company entered into an employment agreement with an officer, which provides for minimum salary of $200,000 per annum. The employment agreement also provides for discretionary bonuses and other perquisites commonly found in such agreements. In addition, the Company granted the officer the right and option to purchase up to 1,000,000 shares of the Company's common stock. The employment agreement expires on April 1, 2005.

     c. Litigation
        ----------

     The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.


13.  Stockholders' Deficit:
     ---------------------

     a. Capitalization
        --------------

     During 2001, the Company amended its Certificate of Incorporation and increased the amount of authorized common stock from 25,000,000 to 40,000,000, with a par value of $.01 per share. All references to the par value of the common stock outstanding reflect this par value.

    ---------------------

     b. Preferred stock
        ---------------

     During 2001, the Company amended its Certificate of Incorporation to provide for the authority to issue 1,000,000 shares of preferred stock, with a par value of $.01 per share. The Board of Directors has the authority to issue shares of preferred stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series.

     c. Private placement of securities
        -------------------------------

     On June 2, 1999, the Company sold, through a private placement, 33.5 Units (each consisting of 45,453 common shares and 15,151 Class A, 15,151 Class B and 15,151 Class C warrants) at a purchase price of $50,000 per Unit for net proceeds of $1,360,000 net of closing costs approximating $315,000. Each Class A, B and C warrant is exercisable at $1.10, $1.37 and $1.65, respectively and expires June 2, 2004. All warrants issued in connection with the private placement are outstanding at December 31, 2001.

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

     d. Stock options
        -------------

     In November 1998, the Company adopted the 1998 Stock Option Plan which provides for the issuance of incentive stock options or non-statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of common stock were originally permitted to be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. During 2001, the Company increased the number of common shares authorized to be issued pursuant to the 1998 stock option plan from 2,000,000 to 3,000,000. Incentive stock options granted under this plan expire ten years from date of grant (except five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

     A summary of the status of the Company's stock option plans of December 31, 2001 and 2000, and changes during the years then ended is presented below:


                                                              Years Ended
                                                             December 31,
                                       ------------------------------------------------------
                                                   2001                        2000
                                       --------------------------    ------------------------
                                                       Weighted                     Weighted
                                                        Average                      Average
                                                       Exercise                     Exercise
   Fixed Stock Options                    Shares         Price         Shares         Price
   -------------------                 ------------   -----------    ---------    -----------

   Outstanding, beginning of year           950,000     $ 2.51         950,000       $2.51
   Granted                                1,000,000        .25              -            -
   Expired                                 (100,000)      1.00              -            -
   Forfeited                               (400,000)      2.69              -            -
                                       ------------     ------       ---------       ------
   Outstanding, end of year               1,450,000     $ 1.01         950,000       $ 2.51
                                       ============                  =========
   Weighted average fair value
     of options granted during year                     $  .18                       $   -
                                                        ======                       ======

                                      F-14

     ---------------------

     d. Stock options (cont'd)
        -------------

     The following table summarizes information about stock options outstanding at December 31, 2001:


                                                     Options Outstanding                  Options Exercisable
                                     -----------------------------------------------  --------------------------
                                                          Weighted
                                                           Average        Weighted                     Weighted
                                                          Remaining        Average                      Average
                                         Number          Contractual      Exercise        Number       Exercise
           Exercise Price              Outstanding          Life            Price       Outstanding      Price
           --------------            ---------------  ----------------  ------------  -------------  -----------

                 $0.25                   1,000,000        4.25 yrs.       $0.25               -         $ -
                 $2.69                     450,000        2.17 yrs.       $2.69            450,000      $2.69

     The Company has elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2001 and 2000, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would not have been impacted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted average assumptions were used for grants during the year ended December 31, 2001:

                   Dividend yield                             0.00%
                   Volatility                                92.82%
                   Risk-free interest rate                    6.00%
                   Expected life                            5 years

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

     e. Common shares reserved
        ----------------------

           Warrants                                               2,740,898
                                                                  =========
           Stock Option Plans                                     3,000,000
                                                                  =========

14. Business Segments:
    -----------------

     The Company currently has three reportable business segments: Insurance, Premium Finance and Hotel. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services and automobile club services for roadside emergencies. Insurance revenues are derived from activities within the United States, and all long-lived assets are located within the United States. The Hotel segment operates the International Airport Hotel in San Juan, Puerto Rico. The Hotel caters generally to commercial and tourist travelers in transit. The Premium Finance segment offers property and casualty policyholders loans to finance the policy premiums.

     -----------------

     Revenue, operating income, capital expenditures, and depreciation and amortization pertaining to the industries in which the Company operates are presented below.


              Year Ended                  Premium
           December 31, 2001              Finance         Insurance           Hotel        Other (1)      Total
       ------------------------         -----------    --------------    ------------   ------------ --------------

       Revenues from
         external customers             $   259,454    $    2,350,094    $     905,158  $     5,758  $    3,520,464
       Interest income                           -              5,577               -        10,383          15,960
       Interest expense                          -             47,429               -            -           47,429
       Depreciation and
         amortization                            -            278,430           15,175           -          293,605
       Segment profit (loss)                234,128          (821,555)          99,053     (441,177)       (929,551)
       Segment assets                        51,719           853,862          268,905       57,476       1,231,962
       Expenditures for
         segment assets                       2,080             1,619           21,878           -           25,577

        (1)   Column represents  corporate-related  items and, as it relates to segment profit (loss), income,  expense and assets not allocated to reportable segments.

              Year Ended                  Premium
           December 31, 2000              Finance         Insurance           Hotel        Other (1)      Total
       ------------------------         -----------    --------------    -------------  ------------ --------------

       Revenues from
         external customers             $    38,800    $    6,677,556    $   1,057,723  $    41,345  $    7,815,424
       Interest income                           -             31,297               -        47,363          78,660
       Interest expense                          -            144,173               -            -          144,173
       Depreciation and
         amortization                            -            751,228           37,031           -          788,259
       Segment profit (loss)                 24,995        (3,581,176)         183,272     (345,388)     (3,718,297)
       Segment assets                        24,655         3,443,454          302,012      660,502       4,430,623
       Expenditures for
         segment assets                          -            235,552           20,222           -          255,774
       Impairment of
         intangible assets                       -            201,000             -              -          201,000

(1)      Column  represents  corporate-related  items and,  as it relates to segment  profit  (loss), income,  expense  and assets not allocated to reportable segments.

     The following is a reconciliation of reportable segment expenditures for segment assets to consolidated totals:

          Expenditures for Segment Assets for 2000
          ----------------------------------------

       Total expenditures for segment assets             $     255,774
       Non-cash acquisitions of assets                         (90,360)
                                                         -------------
       Consolidated total                                $     165,414
                                                         =============

15. Fair Value of Financial Instruments:
    -----------------------------------

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

          Current Assets and Current Liabilities: The carrying amount of cash, current receivables, notes receivable and payables and certain other short-term financial instruments approximate their fair value.

     -----------------------------------

     Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2001 approximates fair value.

16.  Advertising Costs:
     -----------------

     Included in selling, general and administrative expenses are advertising costs approximating $216,000 and $866,000 for the years ended December 31, 2001 and 2000, respectively.

17.  Supplementary Information - Statement of Cash Flows:
     ---------------------------------------------------

       Cash paid during the years for:
                                                                              Years Ended
                                                                             December 31,
                                                                -----------------------------------
                                                                     2001                  2000
                                                                -------------         -------------
       Supplemental disclosures:
           Interest                                             $      73,670         $     117,983
                                                                =============         =============

           Income Taxes                                         $      25,232         $      15,461
                                                                =============         =============
       Non-cash financing and investment activities:
           Common stock issued for acquisitions and
             intangible property                                $          -          $       7,500
                                                                =============         =============
           Acquisitions of property and equipment
           through capital leases                               $          -          $      90,360
                                                                =============         =============


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DCAP GROUP, INC.


Dated:   April 15, 2002                     By:/s/ Barry B. Goldstein
                                               --------------------------------
                                                  Barry B. Goldstein
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Capacity                       Date
         ----------                     --------                       ----

                             President, Chairman of the Board,
                             Chief Executive Officer, Chief
                             Financial Officer, Treasurer and
                             Director (Principal Executive,
/s/ Barry B. Goldstein       Financial and Accounting Officer)    April 15, 2002
--------------------------
Barry B. Goldstein

/s/ Morton L. Certilman      Secretary and Director               April 15, 2002
--------------------------
Morton L. Certilman

/s/ Jay M. Haft              Director                             April 15, 2002
--------------------------
Jay M. Haft

                             Director
Robert M. Wallach