Form 10QSB
period 2002-03-31
DCAP GROUP INC/
filed 2002-05-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
--------------------------------------------------------------------------------


Commission File Number:             0-1665
--------------------------------------------------------------------------------


                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                   36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

1158 Broadway, Hewlett, NY                              11557
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,353,402 shares as of April 30, 2002

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheet - March 31, 2002 (Unaudited)

     Condensed Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001(Unaudited)

     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001 (Unaudited)

     Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2002 and 2001 (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Forward Looking Statements

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the decline in the number of insurance companies offering insurance products in our markets, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of litigation with regard to our hotel lease, the dependence on our executive management, our ability to continue to obtain the necessary financing to operate our premium finance business, and our ability to raise additional capital which may be required in the near term. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                 March 31, 2002
                                                                 --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    240,118
  Due from franchises, net of allowance for doubtful
         accounts of $53,000                                          183,690
  Note receivable from former officer                                  39,590
  Prepaid expenses and other current assets                            25,045
                                                                 ------------
Total current assets                                                  448,443
                                                                 ------------

PROPERTY AND EQUIPMENT, net                                           345,093
                                                                 ------------

OTHER ASSETS:
  Goodwill                                                             75,000
  Other intangibles, net                                              220,911
  Deposits and other assets                                            43,589
                                                                 ------------
Total other assets                                                    339,500
                                                                 ------------
                                                                 $  1,173,036
                                                                 ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $    663,138
  Current portion of long-term debt                                    21,097
  Current portion capital lease obligations                            79,973
  Deferred revenue                                                     74,883
  Debentures payable                                                  154,200
  Due to officer                                                       66,666
                                                                 ------------

Total current liabilities                                           1,059,957
                                                                 ------------

LONG-TERM DEBT                                                        176,080
                                                                 ------------
CAPITAL LEASE OBLIGATIONS                                             104,726
                                                                 ------------
DEFERRED REVENUE                                                       29,952
                                                                 ------------
MINORITY INTEREST                                                       7,105
                                                                 ------------

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value; authorized
     25,000,000 shares; issued 15,068,018 shares                      150,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                                -
  Capital in excess of par                                          9,752,409
  Deficit                                                          (9,183,786)
                                                                 ------------
                                                                      719,303
Treasury Stock, at cost, 3,714,616 shares                            (928,655)
                                                                 ------------
                                                                     (209,352)
                                                                 ------------
                                                                  $ 1,173,036
                                                                 ============
See notes to condensed consolidated financial statements.
                                        4

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                              March 31,
                                                        2002           2001
                                                    ----------     ----------
Revenues:
    Commissions and fees                            $  363,364     $  878,474
    Rooms                                              210,961        272,136
    Premium finance revenue                            170,826          8,143
    Other                                                3,623          6,392
                                                    ----------     ----------
         Total revenues                                748,774      1,165,145
                                                    ----------     ----------

Operating Expenses:
    General and administrative                         600,853      1,252,084
    Depreciation and amortization                       34,138         94,683
    Marketing                                           60,601        439,862
    Property operation and maintenance                   9,825         16,378
                                                    ----------     ----------
         Total operating expenses                      705,417      1,803,007
                                                    ----------     ----------

Operating Income (Loss):                                43,357       (637,862)

Other (Expense) Income:
    Interest income                                      1,098          8,743
    Interest expense                                   (16,670)       (23,259)
    Gain on sale of store                                    -         56,043
                                                    ----------     ----------
                                                       (15,572)        41,527
                                                    ----------     ----------
Income (loss) before income taxes
    and minority interest                               27,785       (596,335)
Provision for income taxes                               1,272         17,921
                                                    ----------     ----------

Income (loss) before minority interest                  26,513       (614,256)
Minority interest                                       (1,817)        (1,312)
                                                    ----------     ----------

Net income (loss)                                   $   28,330     $ (612,944)
                                                    ==========     ==========

Net income (loss) per common share:
    Basic                                           $      .00     $     (.04)
                                                    ==========     ==========
    Diluted                                         $      .00     $     (.04)
                                                    ==========     ==========

Weighted average number of shares outstanding:
    Basic                                           11,353,402     15,068,018
                                                    ==========     ==========
    Diluted                                         11,353,402     15,068,018
                                                    ==========     ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended
                                                                      March 31,
                                                               2002           2001
                                                            --------      ----------

Cash flows from operating activities:
  Net income (loss)                                         $ 28,330      $(612,944)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                          34,138         97,126
       Forgiveness of note receivable                              0        141,454
       Provision for bad debts                                   867            600
Minority interest in net loss                                 (1,817)        (1,312)
       Gain on sale of store                                       0        (56,043)
       Decrease (increase) in assets:
         Accounts receivable                                  41,382        (98,331)
         Prepaid expenses and other current assets            11,710         (3,499)
         Deposits and other                                        0         34,250
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses               (69,923)        67,467
         Deferred revenue                                    (22,294)        20,300
                                                             -------        -------
       Net cash provided by (used in)
         operating activities                                 22,393       (410,932)
                                                             -------       --------

Cash flows from investing activities:
       (Increase)  in notes and other receivables               (495)          (633)
       Acquisition of property and equipment                  (9,332)             0
       Proceeds from sale of store                                 0        104,976
                                                             -------       --------
       Net cash (used in) provided by
           investing activities                               (9,827)       104,343
                                                             -------       --------

Cash flows from financing activities:
      Principal payment of long-term debt and
          capital lease obligations                          (26,555)       (56,345)
      Increase in due to officer                              33,333              0
                                                             -------       --------
      Net cash provided by (used in) financing activities      6,778        (56,345)
                                                             -------       --------

Net increase (decrease) increase in cash and
      cash equivalents                                        19,344       (362,934)
Cash and cash equivalents,
      beginning of period                                    220,774        759,309
                                                             -------       -------
Cash and cash equivalents,
      end of period                                         $240,118       $396,375
                                                             =======       ========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.   Summary of Significant Accounting Policies:

     a.   Principles of consolidation

     The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

     b.   Revenue recognition

     We recognize commission revenue from insurance policies at the beginning of the contract period, on income tax preparation when services are completed, and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

     c.   Website Development Costs

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the three months ended March 31, 2002.

     d.   Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2001 to conform with the classifications used for the three months ended March 31, 2002.

3. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

4. Segment and Related Information. We have three reportable business segments: Insurance, Premium Finance and Hotel. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services and automobile club services for roadside emergencies. The Premium Finance segment offers property and casualty policyholders loans to finance the policy premiums. The Hotel segment operates the International Airport Hotel in San Juan, Puerto Rico. The Hotel caters generally to commercial and tourist travelers in transit.

Summarized financial information concerning our reportable segments is shown in the following tables:

Period Ended                          Premium
March 31, 2002            Insurance   Finance      Hotel   Other(1)       Total
---------------------     ---------   --------   --------  --------    ---------

Revenues from external
     customers            $363,364    $170,826   $214,584  $   -       $ 748,774
Interest income               -           -           490       608        1,098
Interest expense            16,670        -          -         -          16,670
Depreciation and
     amortization           30,279        -         3,859      -          34,138
Segment (loss) profit      (19,466)    123,225     26,388  (101,817)      28,330
Segment assets             782,203      69,899    265,863    55,071    1,173,036
------------

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Period Ended                         Premium
March 31, 2001           Insurance   Finance     Hotel    Other(1)      Total
---------------------    ---------   -------   --------   --------   ----------

Revenues from external
     customers           $  878,474  $ 8,143   $278,528   $   -      $1,165,145
Interest income                -        -          -         8,743        8,743
Interest expense             23,259     -          -          -          23,259
Depreciation and
    amortization             91,477     -         3,206       -          94,683
Segment (loss) profit      (565,868)   7,823     53,787   (108,686)    (612,944)
Segment assets            2,474,251   32,488    322,512    308,927    3,138,178

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Results of Operations

     Our net income for the three months ended March 31, 2002 was $ 28,330 as compared to a net loss of $612,944 for the three months ended March 31, 2001.

     During the three months ended March 31, 2002, revenues from our DCAP Insurance operations were $363,364 as compared to $878,474 during the three months ended March 31, 2001. The decline in revenues from our insurance-related operations was generally due to the sale (and conversion to franchise status) of eight DCAP offices effective as of March 28, 2001. Since there have been no additional sales or closures of DCAP offices since that date, we do not anticipate that revenues from our insurance-related operations will substantially decline further over the balance of 2002. However, based on the conversion to franchise status for the eight DCAP offices sold in March 2001 and the commencement of their franchise fee obligation in April 2002, monthly franchise fees are anticipated to increase during 2002.

     Premium finance revenues increased $162,683 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. This increase was the result of (i) our renegotiation in June 2001 of our agreement regarding the sale of premium finance receivables that has given rise to increased revenues per transaction, (ii) an increase in the number of franchises utilizing our premium finance services, and (iii) an expansion of our premium finance marketing efforts to non- DCAP insurance agencies.

     Hotel revenues decreased approximately $64,000 Hotel revenues decreased approximately $64,000 between the three months ended March 31, 2001 and 2002 primarily due to the decline in air traffic following the terrorist attack of September 11, 2001.

     Our general and administrative expenses for the three months ended March 31, 2002 were $651,231 less than for the comparable quarter in 2001. In addition, our marketing expenses for the first quarter of 2002 were $379,261 less than for the comparable period in 2001. These decreases were primarily due to the sale of stores discussed above. Further, our depreciation and amortization expenses decreased $60,545 between the three months ended March 31, 2001 and 2002 primarily due to the sale of the stores, a write-off of goodwill as a result of the store sales, and a write off of fixed assets during the fourth quarter of 2001.

     Our DCAP Insurance operations during the three months ended March 31, 2002, on a stand-alone basis, generated a net loss of $19,466 as compared to a net loss of $565,868 for the three months ended March 31, 2001 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store). Our premium finance operations during the three months ended March 31, 2002, on a stand-alone basis, generated a net profit of $123,225, as compared to a net profit of $7,823 during the comparable period in 2001. The operations of the hotel during the three months ended March 31, 2002, on a stand-alone basis, generated net income of $26,388 as compared to a net income of $53,787 for the three months ended March 31, 2001. Losses from corporate-related items not allocable to reportable segments were $101,817 during the three months ended March 31, 2002 as compared to $108,686 for the three months ended March 31, 2001.

     Liquidity and Capital Resources

     As of March 31, 2002, we had $240,118 in cash and cash equivalents and a working capital deficiency of $611,514. As of December 31, 2001, we had $220,774 in cash and cash equivalents and a working capital deficiency of $598,263.

     Our liquidity at March 31, 2002 was insufficient to meet operating requirements. We believe that the following will help reduce our working capital deficiency and alleviate cash flow demands:

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

     Management believes that such items, should they develop as contemplated, are reasonably capable of reducing our working capital deficiency and alleviating our cash flow demands during the 12 month period ending March 31, 2003. We can give no assurances that our efforts will be successful.

     We have no current commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None

Item 2. CHANGES IN SECURITES AND USE OF PROCEEDS

          None

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(a) Certificate of Incorporation, as amended(1)

               3(b) By-laws, as amended(2)

          (b)  Reports on Form 8-K

               No Current Report on Form 8-K was filed by us during the quarter ended March 31, 2002.


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


                                      DCAP GROUP, INC.



Dated: May  15, 2002                  By: /s/ Barry Goldstein
                                         -------------------------------------
                                         Barry Goldstein
                                         President, Chairman of the Board,
                                         Chief Executive Officer, Chief
                                         Financial Officer and Treasurer
                                         (Principal Executive, Financial and
                                         Accounting Officer)