Form 10QSB
period 2002-06-30
DCAP GROUP INC/
filed 2002-08-13
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

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

                                 (516) 374-7600
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,353,402 shares as of July 31, 2002

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - June 30, 2002 (Unaudited)

          Condensed Consolidated Statements of Operations - Six months ended June 30, 2002 and 2001 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended June 30, 2002 and 2001(Unaudited)

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2002 and 2001 (Unaudited)

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

Explanatory Note

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, Dealers Choice Automotive Planning Inc., and affiliated companies, and the operations of our insurance-related subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                              June 30, 2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    256,540
  Due from franchises, net of allowance for doubtful
         accounts of $53,000                                       204,998
  Note receivable from former officer                               40,085
  Prepaid expenses and
     other current assets                                           50,017
                                                              ------------
Total current assets                                               551,640
                                                              ------------

PROPERTY AND EQUIPMENT, net                                        323,489
                                                              ------------

OTHER ASSETS:
  Goodwill                                                          75,000
  Other intangibles, net                                           205,248
  Deposits and other assets                                         42,350
                                                              ------------
Total other assets                                                 322,598
                                                              ------------
                                                              $  1,197,727
                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $    684,797
  Current portion of long-term debt                                 24,049
  Current portion of capital lease obligations                      73,322
  Deferred revenue                                                  79,169
  Debentures payable                                               154,200
  Due to officer                                                    33,333
                                                              ------------

Total current liabilities                                        1,048,870
                                                              ------------

LONG-TERM DEBT                                                     171,470
                                                              ------------
CAPITAL LEASE OBLIGATIONS                                           89,571
                                                              -------------
DEFERRED REVENUE                                                    27,341
                                                              -------------
MINORITY INTEREST                                                   10,859
                                                              -------------

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value; authorized
     25,000,000 shares; issued 15,068,018 shares                   150,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                             -
  Capital in excess of par                                       9,752,409
  Deficit                                                       (9,124,818)
                                                              ------------
                                                                   778,271
Treasury Stock, at cost, 3,714,616 shares                         (928,655)
                                                              ------------
                                                                  (150,384)
                                                              ------------
                                                               $ 1,197,727
                                                              ============
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six months ended
                                                                 June 30,
                                                           2002         2001
                                                      ----------    ----------
Revenues:
    Commissions and fees                             $   699,235    $1,343,561
    Rooms                                                417,685       498,608
    Premium finance revenue                              427,096        40,202
    Other                                                  6,904        17,497
                                                      ----------     ---------
         Total revenues                                1,550,920     1,899,868
                                                      ----------     ---------

Operating Expenses:
    General and administrative                         1,240,503     2,047,805
    Depreciation and amortization                         67,458       171,906
    Marketing                                            105,934       556,807
    Property operation and maintenance                    19,898        30,602
                                                      ----------     ---------
         Total operating expenses                      1,433,793     2,807,120
                                                      ----------     ---------

Operating Income (Loss):                                 117,127      (907,252)

Other (Expense) Income:
    Interest income                                        2,251         9,402
    Interest expense                                     (28,900)      (30,642)
    Gain on sale of store                                      -        56,043
                                                      ----------     ---------
                                                         (26,649)       34,803
                                                      ----------     ---------
Income (loss) before income taxes
    and minority interest                                 90,478      (872,449)
Provision for income taxes                                 1,243        20,304
                                                      ----------     ---------

Income (loss) before minority interest                    89,235      (892,753)
Minority interest                                          1,936        (5,148)
                                                      ----------     ---------

Net income (loss)                                    $    87,299    $ (887,605)
                                                      ==========     =========

Net income (loss) per common share:
    Basic                                            $       .01    $     (.06)
                                                      ==========     =========
    Diluted                                          $       .01    $     (.06)
                                                      ==========     =========

Weighted average number of shares outstanding:
    Basic                                             11,353,402    15,068,018
                                                      ==========    ==========
    Diluted                                           11,429,673    15,068,018
                                                      ==========    ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended
                                                                June 30,
                                                          2002            2001
                                                     -------------   ----------
Revenues:
    Commissions and fees                            $   335,871     $   465,087
    Rooms                                               206,724         226,472
    Premium finance revenue                             256,270          32,059
    Other                                                 3,281          11,105
                                                    -----------     -----------
         Total revenues                                 802,146         734,723
                                                    -----------     -----------

Operating Expenses:
    General and administrative                          639,650         795,721
    Depreciation and amortization                        33,320          77,223
    Marketing                                            45,333         116,945
    Property operation and maintenance                   10,073          14,224
                                                    -----------     -----------
         Total operating expenses                       728,376       1,004,113
                                                    -----------     -----------

Operating Income (Loss):                                 73,770        (269,390)

Other (Expense) Income:
    Interest income                                       1,153             659
    Interest expense                                    (12,230)         (7,383)
                                                    -----------     -----------
                                                        (11,077)         (6,724)
                                                    -----------     -----------
Income (loss) before income taxes
    and minority interest                                62,693        (276,114)
(Benefit) provision for income taxes                        (29)          2,383
                                                    -----------     -----------

Income (loss) before minority interest                   62,722        (278,497)
Minority interest                                         3,753          (3,836)
                                                    -----------     -----------

Net income (loss)                                   $    58,969     $  (274,661)
                                                    ===========     ===========

Net income (loss) per common share:
    Basic                                           $       .01     $      (.02)
                                                    ===========      ===========
    Diluted                                         $       .01     $      (.02)
                                                    ===========      ===========

Weighted average number of shares outstanding:
    Basic                                            11,353,402      15,068,018
                                                    ===========      ==========
    Diluted                                          11,505,944      15,068,018
                                                    ===========      ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six months ended
                                                                  June 30,
                                                            2002          2001
                                                           -------      -------

Cash flows from operating activities:
  Net income (loss)                                        $87,299    $(887,605)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                        67,458      171,906
       Forgiveness of note receivable                            -      141,454
       Provision for bad debts                               1,219        1,800
       Minority interest in net earnings (loss)              1,936       (5,148)
       Gain on sale of store                                     -      (56,043)
       Decrease (increase) in assets:
         Accounts receivable                                19,722      104,169
         Prepaid expenses and other current assets         (13,262)        (617)
         Deposits and other                                  1,239      (25,707)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses             (44,317)    (309,448)
         Deferred revenue                                  (20,619)    (124,565)
                                                           -------     --------
       Net cash provided by (used in)
         operating activities                              100,675     (989,804)
                                                           -------     --------

Cash flows from investing activities:
       (Increase) decrease in notes and
         other receivables, net                               (990)     169,765
       Acquisition of property and equipment                (9,332)           -
       Proceeds from sale of store                               -      104,976
       Deposits on sale of stores                                -      739,115
                                                           -------     --------
       Net cash (used in) provided by
           investing activities                            (10,322)   1,013,856
                                                           -------    ---------

Cash flows from financing activities:
      Principal payment of long-term debt and
          capital lease obligations                        (54,587)    (190,111)
                                                           -------    ---------
      Net cash used in financing activities                (54,587)    (190,111)
                                                           -------    ---------

Net increase (decrease) in cash and
       cash equivalents                                     35,766     (166,059)
Cash and cash equivalents,
       beginning of period                                 220,774      759,309
                                                           -------    ---------
Cash and cash equivalents,
       end of period                                      $256,540     $593,250
                                                          ========    =========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     c.  Website Development Costs

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the six months ended June 30, 2002.

     d.  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the three and six months ended June 30, 2001 to conform with the classifications used for the three and six months ended June 30, 2002.

3. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Six Months Ended                     Premium
June 30, 2002            Insurance   Finance    Hotel    Other(1)      Total
-------------------      ---------   --------  --------  --------   ----------

Revenues from external
     customers           $ 699,235   $427,096  $424,589         -   $1,550,920
Interest income              1,003          -     1,053       195        2,251
Interest expense            28,900          -         -         -       28,900
Depreciation and
    amortization            59,740          -     7,718         -       67,458
Segment (loss) profit      (41,120)   304,984    39,057  (215,622)      87,299
Segment assets             780,670    104,216   209,294   103,547    1,197,727


Six Months Ended                     Premium
June 30, 2001            Insurance   Finance    Hotel    Other(1)     Total
--------------------     ---------   --------  --------  --------   ----------

Revenues from external
     customers           $1,343,561  $ 40,202  $510,347  $   5,758  $1,899,868
Interest income                   -         -         -      9,402       9,402
Interest expense             30,642         -         -          -      30,642
Depreciation and
     amortization           165,379         -     6,527          -     171,906
Segment (loss) profit      (825,510)   37,863    82,807   (182,765)   (887,605)
Segment assets            2,320,384    37,824   299,786    294,854   2,952,848
------------

(1)  Column represents corporate-related items

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Results of Operations
     ---------------------

     Our net income for the six months ended June 30, 2002 was $87,299 as compared to a net loss of $887,605 for the six months ended June 30, 2001.

     During the six months ended June 30, 2002, revenues from our DCAP Insurance operations were $699,235 as compared to $1,343,561 during the six months ended June 30, 2001. The decline in revenues from our insurance-related operations was generally due to the sale (and conversion to franchise status) of eight DCAP offices effective as of March 28, 2001. Since there have been no additional sales or closures of DCAP offices since that date, we do not anticipate that revenues from our insurance-related operations will substantially decline further over the balance of 2002.

     Premium finance revenues increased $386,894 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was the result of (i) our renegotiation in June 2001 of our agreement regarding the sale of premium finance receivables that has given rise to increased revenues per transaction, (ii) an increase in the number of franchises utilizing our premium finance services, and (iii) an expansion of our premium finance marketing efforts to non-DCAP insurance agencies.

     Hotel revenues decreased approximately $80,000 between the six months ended June 30, 2001 and 2002 primarily due to the decline in air traffic following the terrorist attack of September 11, 2001.

     Our general and administrative expenses for the six months ended June 30, 2002 were $807,302 less than for the comparable period in 2001. In addition, our marketing expenses for the six months of 2002 were $450,873 less than for the comparable period in 2001. These decreases were primarily due to the sale of stores discussed above. Further, our depreciation and amortization expenses decreased $104,448 between the six months ended June 30, 2001 and 2002 primarily due to the sale of the stores, a write-off of goodwill as a result of the store sales, and a write off of fixed assets during the fourth quarter of 2001.

     Our DCAP Insurance operations during the six months ended June 30, 2002, on a stand- alone basis, generated a net loss of $41,120 as compared to a net loss of $825,510 for the six months ended June 30, 2001 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store). Our premium finance operations during the six months ended June 30, 2002, on a stand-alone basis, generated a net profit of $304,984, as compared to a net profit of $37,863 during the comparable period in 2001. The operations of the hotel during the six months ended June 30, 2002, on a stand-alone basis, generated net income of $39,057 as compared to a net income of $82,807 for the six months ended June 30, 2001. Losses from corporate-related items not allocable to reportable segments were $215,622 during the six months ended June 30, 2002 as compared to $182,765 for the six months ended June 30, 2001.

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2002, we had $256,540 in cash and cash equivalents and a working capital deficiency of $497,230. As of December 31, 2001, we had $220,774 in cash and cash equivalents and a working capital deficiency of $ 598,263.

     Our liquidity at June 30, 2002 was insufficient to meet operating requirements. We believe that our continued efforts to expand our premium finance customer base of both DCAP and non- DCAP agencies, within and outside New York State, will help reduce our working capital deficiency and alleviate cash flow demands.

     Management believes that the above efforts are reasonably capable of reducing our working capital deficiency and alleviating our cash flow demands during the 12 month period ending June 30, 2003. We can give no assurances that our efforts will be successful.

     We have no current commitments for capital expenditures.

     Plan of Operation
     -----------------

     We are seeking to expand our insurance and premium finance operations through the acquisition of additional stores. We can give no assurance that our efforts will be successful.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     In May 2002, our Board of Directors approved the grant of stock options, pursuant to our 1998 Stock Option Plan, for the purchase of 1,450,000 shares at an exercise price of $.30 per share, including options to Barry Goldstein, our Chief Executive Officer, for the purchase of 1,000,000 shares and to each of Morton L. Certilman and Jay M. Haft, each a director, for the purchase of 125,000 shares.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3(a) Certificate of Incorporation, as amended1

         3(b) By-laws, as amended2

     (b) Reports on Form 8-K

         No Current Report on Form 8-K was filed by us during the quarter ended June 30, 2002.


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


                                            DCAP GROUP, INC.


Dated: August 13, 2002                      By:/S/ Barry Goldstein
                                               -------------------------------
                                               Barry Goldstein
                                               President, Chairman of the Board,
                                               Chief Executive Officer, Chief
                                               Financial Officer and Treasurer
                                               (Principal Executive, Financial
                                               and Accounting Officer)