Form 10QSB
period 2002-09-30
DCAP GROUP INC/
filed 2002-11-12
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or

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

                                 (516) 374-7600
--------------------------------------------------------------------------------
               (Regstrant't telephone number, including area code


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed sinxe last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  ( X ) Yes   (   ) No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      (  )Yes        (  ) No

                    APPLICABLE ONLY TO CORPORATE ISSUESERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,353,402 shares as of October 31, 2002

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 2002 (Unaudited)

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2002 and 2001 (Unaudited)

         Condensed Consolidated Statements of Operations - Three months ended September 30, 2002 and 2001 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2002 and 2001 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Forward Looking Statements

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions made or to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with undertaking different lines of business, the lack of experience in operating certain new business lines, the decline in the number of insurance companies offering insurance products in our markets, the volatility of insurance premium pricing, government regulation, competition from larger, better financed and more established companies, the possibility of tort reform and a resultant decrease in the demand for insurance, the uncertainty of litigation with regard to our hotel lease, the dependence on our executive management, our ability to continue to obtain the necessary financing to operate our premium finance business, and our ability to raise additional capital which may be required in the near term. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

Explanatory Note

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" in this Quarterly Report mean our wholly-owned subsidiary, Dealers Choice Automotive Planning Inc., and affiliated companies. References to "Barry Scott Companies" in this Quarterly Report mean our wholly-owned subsidiary, Barry Scott Companies, Inc. (which we acquired on August 30, 2002), and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                             September 30, 2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $    560,757
  Accounts receivable, net of allowance for doubtful
     accounts of $40,000                                               592,574
  Notes receivable from former officer                                  34,428
  Prepaid expenses and
     other current assets                                              155,323
                                                                  ------------
Total current assets                                                 1,343,082
                                                                  ------------

PROPERTY AND EQUIPMENT, net                                            297,135
                                                                  ------------

OTHER ASSETS:
  Goodwill                                                             619,382
  Other intangibles, net                                               290,978
  Deposits and other assets                                             66,700
                                                                  ------------
       Total other assets                                              977,060
                                                                  ------------
                                                                  $  2,617,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $    756,737
  Current portion of long-term debt                                     22,047
  Current portion of capital lease obligations                         114,421
  Deferred revenue                                                      79,169
  Debentures payable                                                   154,200
                                                                  ------------
Total current liabilities                                            1,126,574
                                                                  ------------

LONG-TERM DEBT                                                         729,124
                                                                  ------------
CAPITAL LEASE OBLIGATIONS                                              131,390
                                                                  ------------
DEFERRED REVENUE                                                        24,829
                                                                  ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued 16,068,018 shares                       160,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                                 -
  Capital in excess of par                                          10,242,409
  Deficit                                                           (8,869,074)
                                                                  ------------
                                                                     1,534,015
Treasury Stock, at cost, 3,714,616 shares                             (928,655)
                                                                  ------------
                                                                       605,360
                                                                  $  2,617,277


            See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Nine months ended
                                                                September 30,
                                                           2002         2001
                                                        ----------   ----------
Revenues:
    Commissions and fees                                $1,276,675   $1,683,438
    Rooms                                                  618,271      714,227
    Premium finance revenue                                855,668      125,325
    Other                                                   10,489       20,015
                                                        ----------   ----------
         Total revenues                                  2,761,103    2,543,005
                                                        ----------   ----------

Operating Expenses:
    Selling, general and administrative                  2,229,298    3,117,367
    Depreciation and amortization                          107,416      222,878
    Property operation and maintenance                      29,258       48,548
                                                        ----------   ----------
         Total operating expenses                        2,365,972    3,388,793
                                                        ----------   ----------

Operating Income (Loss)                                    395,131     (845,788)

Other (Expense) Income:
    Interest income                                          3,373       14,743
    Interest expense                                       (44,193)     (44,747)
    Gain on sale of store                                        -       56,043
                                                        ----------   ----------
                                                           (40,820)      26,039
                                                        ----------   ----------

Income (loss) before income taxes
    and minority interest                                  354,311     (819,749)
Provision for income taxes                                   9,332       20,621
                                                        ----------   ----------

Income (loss) before minority interest                     344,979     (840,370)
Minority interest                                            1,936        7,254
                                                        ----------   ----------

Net income (loss)                                       $  343,043   $ (847,624)
                                                        ==========   ==========

Net income (loss) per common share:
    Basic                                               $     0.03   $    (0.06)
                                                        ==========   ==========
    Diluted                                             $     0.03   $    (0.06)
                                                        ==========   ==========

Weighted average number of shares outstanding:
    Basic                                               11,474,281   15,068,018
                                                        ==========   ==========
    Diluted                                             11,656,367   15,068,018
                                                        ==========   ==========


            See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended
                                                              September 30,
                                                           2002          2001
                                                        ----------   -----------
Revenues:
    Commissions and fees                                $  577,440   $  339,877
    Rooms                                                  200,586      215,619
    Premium finance revenue                                428,572       85,123
    Other                                                    3,585        2,518
                                                        ----------   ----------
         Total revenues                                  1,210,183      643,137
                                                        ----------   ----------

Operating Expenses:
    Selling, general and administrative                    882,861      512,755
    Depreciation and amortization                           39,958       50,972
    Property operation and maintenance                       9,360       17,946
                                                        ----------   ----------
         Total operating expenses                          932,179      581,673
                                                        ----------   ----------

Operating Income                                           278,004       61,464

Other (Expense) Income:
    Interest income                                          1,122        5,341
    Interest expense                                       (15,293)     (14,105)
                                                        ----------   ----------
                                                           (14,171)      (8,764)
                                                        ----------   -----------
Income before income taxes
    and minority interest                                  263,833       52,700
Provision for income taxes                                   8,089          317
                                                        ----------   ----------

Income before minority interest                            255,744       52,383
Minority interest                                                -       12,402
                                                        ----------   ----------

Net income                                              $  255,744   $   39,981
                                                        ==========   ==========

Net income per common share:
    Basic                                               $     0.02   $        -
                                                        ==========   ==========
    Diluted                                             $     0.02   $        -
                                                        ==========   ==========

Weighted average number of shares outstanding:
    Basic                                               11,712,098   15,068,018
                                                        ==========   ==========
    Diluted                                             12,105,812   15,068,018
                                                        ==========   ==========


            See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months ended
                                                               September 30,
                                                              2002      2001
                                                          --------   -----------

Cash flows from operating activities:
  Net income (loss)                                       $343,043   $ (847,624)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                       107,416      222,878
       Forgiveness of note receivable                            -      141,454
       Provision for bad debts                               8,819      151,009
       Minority interest in net income                       1,936        7,254
       Gain on sale of store                                     -      (56,043)
       Decrease (increase) in assets:
         Accounts receivable                               (67,351)      38,868
         Prepaid expenses and other current assets           7,696      (14,771)
         Deposits and other                                 (5,434)       6,918
       Decrease in liabilities:
         Accounts payable and accrued expenses             (80,989)    (601,577)
         Deferred revenue                                  (23,131)    (197,120)
                                                          --------     --------
       Net cash provided by (used in)
         operating activities                              292,005   (1,148,754)
                                                          --------   ----------

Cash flows from investing activities:
       Decrease in notes and
         other receivables, net                              4,667      156,237
       Acquisition of property and equipment               (10,023)     (25,577)
       Acquisition of Barry Scott Companies               (325,000)           -
       Acquisition of minority interest                    (40,000)           -
       Proceeds from sale of property and
             equipment                                      36,610            -
       Deposits on sale of stores                                -      739,115
       Proceeds from sale of DCAP stores                         -      104,976
                                                          --------   ----------
       Net cash (used in) provided by
           investing activities                           (333,746)     974,751
                                                          --------   ----------

Cash flows from financing activities:
      Principal payment of long-term debt and
          capital lease obligations                        (84,943)    (213,422)
      Proceeds from private placement                      500,000            -
      Decrease in due to officer                           (33,333)           -
                                                          --------   ----------
      Net cash provided by (used in)
           financing activities                            381,724     (213,422)
                                                          --------   ----------

Net increase (decrease) in cash and
       cash equivalents                                    339,983     (387,425)
Cash and cash equivalents,
       beginning of period                                 220,774      759,309
                                                          --------   ----------
Cash and cash equivalents,
       end of period                                      $560,757     $371,884
                                                          ========   ==========

Supplemental schedule of noncash investing
  and financing activities:
      Acquisition of business                             $525,000   $        -
                                                          ========   ==========
            See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 2002, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     c.   Website Development Costs

          Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. No costs were incurred during the nine months ended September 30, 2002.

     d.   Reclassifications

          Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 30, 2001 to conform with the classifications used for the three and nine months ended September 30, 2002.

3. Acquisition of Barry Scott Companies. On August 30, 2002, we acquired all the outstanding capital stock of Barry Scott Companies at a price of $850,000. Barry Scott Companies consists of a holding company and three insurance agencies with 20 store locations throughout New York State. The insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allows for the expansion of our geographical footprint within New York State and allows for us to capitalize on operational and administrative efficiencies.

     The goodwill amount recorded at August 30, 2002 is comprised of the following: (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired; and (ii) the estimated direct transaction costs associated with the acquisition.

     Our condensed consolidated statements of operations include the revenues and expenses of Barry Scott Companies from August 30, 2002.

     The following pro forma results were developed assuming the acquisition of Barry Scott Companies had occurred on January 1, 2001:

                               Three months ended       Nine months ended
                                 September 30,             September 30,
                            -----------------------   ----------------------
                               2002         2001         2002        2001
                            ----------   ----------   ----------  ----------

     Revenues               $1,766,630   $1,512,921   $5,062,479  $4,844,964
     Net Income (loss)         221,405      133,833      416,546  (1,169,524)
     Net Income (loss)
        per share                 0.02         0.01         0.03       (0.07)

     The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had we and Barry Scott Companies been a combined company during the specified periods.

4. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

5. Segment and Related Information. We have three reportable business segments: Insurance, Premium Finance and Hotel. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services and automobile club services for roadside emergencies. The Premium

     Finance segment offers property and casualty policyholders loans to finance the policy premiums. The Hotel segment operates the International Airport Hotel in San Juan, Puerto Rico. The Hotel caters generally to commercial and tourist travelers in transit.

Summarized financial information concerning our reportable segments is shown in the following tables:

Nine Months Ended                     Premium
September 30, 2002        Insurance   Finance      Hotel    Other(1)    Total
------------------------  ---------   --------   --------  ---------  ----------

Revenues from external
     customers            $1,276,675  $855,668   $628,760  $   -      $2,761,103
Interest income                1,534      -         1,551       288        3,373
Interest expense              44,193      -          -         -          44,193
Depreciation and
    amortization              95,803      -        11,613      -         107,416
Segment (loss) profit        (29,814)  669,741     49,438  (346,322)     343,043
Segment assets             2,000,784   250,464    245,962   120,067    2,617,277


Nine Months Ended                     Premium
September 30, 2001        Insurance   Finance     Hotel   Other(1)     Total
-----------------------   ----------  --------  --------  --------   ----------

Revenues from external
     customers            $1,683,438  $125,325  $728,483  $   5,759  $2,543,005
Interest income                2,501      -        2,183     10,059      14,743
Interest expense              44,747      -         -          -         44,747
Depreciation and
     amortization            212,554      -       10,324       -        222,878
Segment (loss) profit       (760,566)  116,341    95,757   (299,156)   (847,624)
Segment assets             2,087,831    38,542   280,929    200,337   2,607,639
------------

(1)  Column represents corporate-related items

6. Private Placement. Effective August 30, 2002, we issued an aggregate of 1,000,000 shares of common stock for $500,000, or $.50 per share, in a private transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Results of Operations

     Our net income for the nine months ended September 30, 2002 was $343,043 as compared to a net loss of $847,624 for the nine months ended September 30, 2001.

     During the nine months ended September 30, 2002, revenues from our insurance-related operations were $1,276,675 as compared to $1,683,438 during the nine months ended September 30, 2001. The decline in revenues was generally due to the sale (and conversion to franchise status) of eight DCAP offices effective as of March 28, 2001, offset by revenues for the month of September 2002 from Barry Scott Companies, which was acquired on August 30, 2002.

     Premium finance revenues increased $730,343 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was the result of (i) our renegotiation in September 2001 of our agreement regarding the sale of premium finance receivables that has given rise to increased revenues per transaction, (ii) an increase in the number of franchises utilizing our premium finance services, and (iii) an expansion of our premium finance marketing efforts to non-DCAP insurance agencies.

     Hotel revenues decreased $99,723 between the nine months ended September 30, 2001 and 2002 primarily due to the decline in air traffic following the terrorist attack of September 11, 2001.

     Our selling general and administrative expenses for the nine months ended September 30, 2002 were $888,069 less than for the comparable period in 2001. This decrease were primarily due to the sale of stores discussed above offset by expenses for the month of September 2002 resulting from the operation of Barry Scott Companies. Further, our depreciation and amortization expenses decreased $115,462 between the nine months ended September 30, 2001 and 2002 primarily due to the sale of the stores, a write-off of goodwill as a result of the store sales, and a write off of fixed assets during the fourth quarter of 2001.

     Our insurance-related operations during the nine months ended September 30, 2002, on a stand-alone basis, generated a net loss of $29,814 as compared to a net loss of $760,566 for the nine months ended September 30, 2001 (after giving effect to a gain of $56,043 on the sale of our ownership interest in a DCAP store). Our premium finance operations during the nine months ended September 30, 2002, on a stand-alone basis, generated a net profit of $669,741 as compared to a net profit of $116,341 during the comparable period in 2001. The operations of the hotel during the nine months ended September 30, 2002, on a stand-alone basis, generated net income of $49,438 as compared to a net income of $95,757 for the nine months ended September 30, 2001. Losses from corporate-related items not allocable to reportable segments were $346,322 during the nine months ended September 30, 2002 as compared to $299,156 for the nine months ended September 30, 2001.

     Liquidity and Capital Resources

     As of September 30, 2002, we had $560,757 in cash and cash equivalents and working capital of $216,508. As of December 31, 2001, we had $220,774 in cash and cash equivalents and a working capital deficiency of $598,263.

     Cash and cash equivalents increased between December 31, 2001 and September 30, 2002 primarily due to (i) net cash of $292,005 provided by operating activities for the nine months ended September 30, 2002 based on our net income of $343,043 and depreciation and amortization expenses of $107,416 for the period, offset by an increase in current assets of $65,089 and a decrease in current liabilities of $104,120 for the period; and (ii) net cash of $381,724 provided by financing activities for the nine months ended September 30, 2002 based on proceeds from a private placement of $500,000, offset primarily by principal payments of long-term debt and capital lease obligations of $84,943 for the period; offset by (iii) net cash of $333,746 used in investing activities for the nine months ended September 30, 2002 based primarily on our payment of $325,000 at the closing of our acquisition of Barry Scott Companies.

     Liquidity at September 30, 2002 was sufficient, in the opinion of management, to meet our cash requirements for the 12 month period ending September 30, 2003.

     We have no current commitments for capital expenditures.

Item 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, our Chief Executive Officer and Chief Financial Officer reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective August 30, 2002, we issued an aggregate of 1,000,000 shares of common stock for $500,000, or $.50 per share, in a private transaction to Jack Seibald and Stephanie Seibald, jointly (500,000 shares), and SDS Partners I, Ltd. (500,000 shares).

     The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based on the following: (i) the investors represented that they were "accredited investors" and acquired the shares for their own account; (ii) the certificates representing the shares of common stock bear restrictive legends permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3(a) Certificate of Incorporation, as amended

               3(b) By-laws, as amended

               99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               Two Current Reports on Form 8-K were filed by us during the quarter ended September 30, 2002 as follows:

               (i)  Date of Report: August 30, 2002
                    Items reported:  2 and 7

               (ii) Date of Report:  September 3, 2002
                    Items reported:   5 and 7

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DCAP GROUP, INC.


Dated: November 12, 2002                    By:/s/ Barry Goldstein
                                            -----------------------------------
                                               Barry Goldstein
                                               President, Chairman of the Board,
                                               Chief Executive Officer, Chief
                                               Financial Officer and Treasurer
                                               (Principal Executive, Financial
                                               and Accounting Officer)

                                  Certification


     I, Barry Goldstein, Chief Executive Officer and Chief Financial Officer of DCAP Group, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of DCAP Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                           /s/ Barry Goldstein
                                           ----------------------------
                                           Barry Goldstein
                                           Chief Executive Officer and
                                           Chief Financial Officer