Form 10KSB
period 2002-01-31
DCAP GROUP INC/
filed 2003-03-13
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

  (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
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

   Issuer's telephone number (516)374-7600
                             --------------

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          none
   ------------------                  -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       --   --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

     State issuer's revenues for its most recent fiscal year: $3,783,729

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,483,804 as of January 31, 2003.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes   No   .
                                      --    --

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,353,402 shares as of February 28, 2003.

     Transitional Small Business Disclosure Format:  Yes        No   X
                                                         ----      -----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
Forward Looking Statements................................................................................1

Explanatory Note .........................................................................................1

PART I

Item 1.      Description of Business......................................................................2

Item 2.      Description of Property......................................................................8

Item 3.      Legal Proceedings............................................................................9

Item 4.      Submission of Matters to a Vote of Security Holders.........................................10


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters....................................11

Item 6.      Management's Discussion and Analysis or Plan of Operation...................................12

Item 7.      Financial Statements........................................................................14

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................14


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...........................................15

Item 10.     Executive Compensation......................................................................17

Item 11.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.................................................................18

Item 12.     Certain Relationships and Related Transactions..............................................21


PART IV

Item 13.     Exhibits, List and Reports on Form 8-K......................................................25

Item 14.     Controls and Procedures.....................................................................28

Signatures

                                     PART I
                                     ------

Forward Looking Statements
--------------------------

     This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with the following:

     o our ability to obtain the necessary level of financing to maintain and grow our premium finance operation
     o the decline in the number of insurance companies offering insurance products in our markets
     o    the volatility of insurance premium pricing
     o    government regulation
     o    competition   from  larger,   better  financed  and  more  established
          companies
     o the possibility of tort reform and a resultant decrease in the demand for insurance
     o    the dependence on our executive management
     o    our ability to raise additional capital which may be required.

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

Explanatory Note
----------------

     Throughout this Annual Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, Dealers Choice Automotive Planning, Inc. and affiliated companies, and the operations of our insurance-related subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

(a)  Business Development
     --------------------

     General

     We operate two lines of business:

     o franchising, ownership and operation of storefront insurance agencies under the DCAP and Barry Scott brand names
     o premium financing of insurance policies for our DCAP clients as well as clients of non-affiliated entities

     Our  business  strategy   anticipates  the  development  of  a  broad-based
insurance and finance distribution network. Pursuant to this strategy, we have

     o    granted franchises for the use of the DCAP trade name
     o sold our interest in a number of storefronts but retained them as DCAP franchises
     o purchased Barry Scott Companies (as discussed below) which has 20 store locations.

We also have closed a number of unsuccessful stores and terminated franchises that were not performing well.

     Developments During 2002

     The following material events occurred during 2002:

     o On August 30, 2002, we purchased Barry Scott Companies Inc. from a subsidiary of the insurance carrier, The Progressive Corporation. Through the acquisition, we added 20 new locations, 18 of which are located north of Westchester County, New York and outside the DCAP footprint.

          The purchase price was $850,000, of which $325,000 was paid at closing. The balance of the purchase price is payable as follows: (i) $125,000 on August 30, 2004, (ii) $125,000 on August 30, 2005, and
          (iii) $275,000 on August 30, 2006. As security for the payment of the installments and other obligations under the acquisition agreement, a security interest was granted to Progressive in the shares of stock acquired and in the assets of Barry Scott and its subsidiaries.

     o In August 2002, we raised gross proceeds of $500,000 through a private placement of our common shares.

     o    During  2002,  we   determined   that  our  operation  of  the  former
          International Airport Hotel in San Juan, Puerto Rico was a non-core business and that we should settle the ongoing litigation with the Ports Authority of Puerto Rico, the owner of the hotel, concerning the term of the lease granted to our wholly-owned subsidiary, IAH, Inc. Accordingly, in December 2002, IAH reached a verbal understanding with the Ports Authority and, on January 29, 2003, IAH finalized a settlement agreement with the Ports Authority. Pursuant to the agreement, in consideration for IAH's agreement to release all rights with respect to the lease and to vacate the premises, in January 2003, the Ports Authority paid to IAH the sum of $500,000. See Item 3 of this Annual Report.

     Developments During 2001

     The following material events occurred in March 2001:

     o Barry B. Goldstein was elected our President, Chairman of the Board and Chief Executive Officer. See Item 9 of this Annual Report.

     o We entered into agreements with Kevin Lang, Abraham Weinzimer and Morton L. Certilman, each then one of our executive officers, to sell them a total of eight of our DCAP stores for an aggregate cash consideration of $767,000. These transactions, which closed in November 2001, are discussed in Item 12 of this Annual Report.

     o We repurchased common shares from Messrs. Lang and Weinzimer as discussed in Item 12.

     o We terminated our employment agreements with Messrs. Lang, Weinzimer and Certilman, as well as with Jay M. Haft who was then our Vice Chairman; our wholly-owned subsidiary, DCAP Management Corp., which operates our franchise business, entered into a six month employment agreement with Mr. Lang pursuant to which he served as its President; and each of Messrs. Lang, Weinzimer, Certilman and Haft resigned his position as an officer of DCAP Group. Each of Messrs. Lang and Weinzimer also resigned his position as a director of DCAP Group. The termination of the employment agreements is discussed in Item 12.

(b)  Business of Issuer
     ------------------

     General

     Our storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

     There are 73 store locations owned or franchised by us. All but one are located in New York State. In the New York metropolitan area, there are 50 DCAP franchises, two company-owned DCAP stores, one joint venture DCAP store and two Barry Scott locations. There are also 18 Barry Scott locations outside the New York metropolitan area, primarily in central New York State.

     The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores serve as an insurance company and therefore do not assume underwriting risks.

     We also offer automobile club services for roadside emergencies and income tax preparation services in connection with the operation of the DCAP and Barry Scott stores.

     Through our wholly-owned subsidiary, Payments, Inc., we provide insurance premium financing services to our DCAP locations as well as non-DCAP insurance agencies. Payments, Inc. is licensed by the New York State Department of Banking as an insurance premium finance agency and has been granted permission to conduct business in Pennsylvania and New Jersey. Commencing November 2003, Payments, Inc. will be permitted to furnish premium finance services to our Barry Scott locations.

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

     Insurance Agencies

     Insurance Brokerage

     Our storefront agencies deal primarily with the insurance needs of individuals. In the states in which we operate, all automobile owners must secure liability insurance coverage. We provide various choices to the insured depending on market conditions.

     In New York and New Jersey, insurance carriers have suffered from a continued lack of profitability. Many carriers have withdrawn and others have either suspended their operations or cut back severely. Thus, we are limited in many cases and can only offer "assigned risk" coverage provided by each state's automobile insurance plan.

     During the fiscal year ended December 31, 2002, approximately 73% of our insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

     In addition to automobile insurance, we offer:

     o property and casualty insurance for motorcycles, boats and livery/taxis
     o life insurance
     o business insurance
     o homeowner's insurance
     o excess coverage

     We have obtained the right to receive calls placed to "1-800-INSURANCE" in the states of New York, New Jersey and Pennsylvania (except for one area code in Pennsylvania) as a way to increase our insurance brokerage business.

     Franchises

     An  important   part  of  our  strategy  has  been  to  increase  our  name recognition. We decided that granting others DCAP franchises is an important step in achieving this goal.

     Franchises currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Additional fees are payable if the franchisee desires to obtain training and software in connection with income tax preparation services. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a twelve month period from the date on which the storefront opens for business. Monthly fees payable by franchisees constituted approximately 21% of our insurance revenues during the year ended December 31, 2002.

     Automobile Club

     As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

     During fiscal 2002, fees received in connection with automobile club services constituted approximately 6% of our insurance revenues.

     Income Tax Return Preparation

     Many our stores provide income tax return preparation services. The tax return preparation service allows us to offer an additional service to the walk-in customers who comprise the bulk of our customer base, as well as to existing customers. We have also obtained the right to receive calls placed to "1-800-INCOME TAX" as a way to increase our tax preparation business.

     During fiscal 2002, fees received in connection with income tax return preparation constituted approximately 1% of our insurance revenues.

     Premium Financing

     Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require financing. Our wholly owned subsidiary, Payments, Inc., is licensed by the New York State Banking Department as a premium finance agency. In addition, although Payments, Inc. currently only operates in New York, it has been granted permission to conduct business in Pennsylvania and New Jersey.

     Payments, Inc. has a contract with another premium finance agency which has agreed to purchase premium finance receivables as originated by Payments, Inc. Payments, Inc. is entitled to a fee with respect to the purchased receivables, subject to certain conditions. Payments, Inc. retains none of the receivables. See Item 6 of this Annual Report for a discussion of the status of Payments, Inc.'s premium financing arrangements.

     In April 2001, there were 26 insurance agencies (all of which being DCAP stores) that were utilizing the services of Payments, Inc. At December 31, 2002, that number had grown to 127. The majority of agencies that currently use Payments, Inc.'s services are not affiliated with DCAP.

     Structure and Operations

     As stated above, we currently have 73 offices, of which 50 are franchises, 22 are wholly-owned, and one is a joint venture. Our franchises and joint venture office consist of both "conversion" and "startup" operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned and joint venture offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

     In order to promote consistency and efficiency, and as a service to our franchises, we offer training to office managers. Our training program covers:

     o marketing, sales and underwriting
     o office and logistics
     o computer information
     o our proprietary database software, DCAP Management System

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

     Strategy

     In order to achieve our goal of building a broad-based insurance and finance distribution network, we currently have the following three-pronged business strategy:

     o promote franchise sales by providing proprietary products and services that may not be available elsewhere
     o acquire storefront agencies in the Northeast in order to expand our geographical footprint
     o increase the size of our premium finance business, both within and outside the DCAP storefronts, including the introduction of our business in other states

     In seeking to promote franchise sales, we pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP and Barry Scott offices to advertise in various editions of telephone directories and in other media.

     We utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP or Barry Scott office nearest the call (based on the zip code of the caller) for handling. We are promoting "1-800-INSURANCE" in our current markets and intend to utilize such numbers in the future as our market expands.

     During 2003, we will continue to seek to acquire additional locations in order to further capitalize on existing proprietary services, relationships with carriers and the increased premium finance activity. See Item 12 of this Annual Report.

     Our final strategy involves the growth of our premium finance business. As the number of insurance companies participating voluntarily in the non-standard automobile market has significantly decreased, there has been an offsetting increase in the size of the involuntary market.

Thus, there are many more automobile policies written through the "assigned risk" New York Automobile Insurance Plan than in the recent past. This plan provides for limited finance options, and the insurance premiums have increased dramatically in recent years. Thus, unless the insured can pay the premium in full at the time of the application for insurance, or can provide a large down payment and be capable of paying the balance over a short period of time, there is a need for premium financing. We offer the insured a reduced downpayment, and the ability to spread the balance over a ten-month period. We are licensed to provide premium finance services in New York, New Jersey and Pennsylvania.

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

     In recent years, extensive competition has come from direct sales entities, such as GEICO Insurance, who have concentrated their advertising efforts on television and radio. In addition, the Internet sales effort of some of our competitors has shown promise; however, the market share attributable to the Internet is not currently significant. Further, recent legislation that allows banks to offer insurance to their customers has taken market share from the storefront insurance operators.

     Our premium finance operation competes with many other companies that have been in business longer than we have, and have long term relationships with their insurance agency clients.

     Employees

     We employ approximately 73 persons. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     Our principal executive offices are located at 1158 Broadway, Hewlett, New York, our central processing offices are located at 1762 Central Avenue, Albany, New York and the administrative offices of Payments, Inc. are located at 1154 Broadway, Hewlett, New York.

     We currently also have three wholly-owned or joint venture DCAP stores that are located as follows:

                                      DCAP
                                 Store Locations
                          -----------------------------

                          White Plains, New York
                          Brentwood, New York
                          Greenbrook, New Jersey

     Our Barry Scott offices are located in the following cities:

                                   Barry Scott
                                 Store Locations
                         -------------------------------

                         Albany, New York
                         Balston Spa, New York
                         Binghamton, New York
                         Cobleskill, New York
                         E. Greenbush, New York
                         Elmira, New York
                         Glens Falls, New York
                         Ithaca, New York
                         Kingston, New York
                         Middletown, New York
                         Oneonta, New York
                         Plattsburgh, New York
                         Poughkeepsie, New York
                         Rego Park, Queens, New York
                         Rome, New York
                         Schenectady, New York
                         Syracuse, New York
                         Troy, New York
                         Utica, New York

     Our 23 wholly-owned or joint venture offices and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2011. The current yearly aggregate base rental for the offices is approximately $347,000.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     On February 26, 1996, our subsidiary, IAH, Inc., brought an action in the Superior Court of San Juan, Puerto Rico for declaratory judgment and possessory injunction against the Ports Authority of Puerto Rico with respect to the International Airport Hotel in San Juan, Puerto Rico. The action sought a declaratory judgment that IAH exercised an option with respect to its lease for the hotel for an extension of the term of five years commencing on January 1, 1996 or, in the alternative, that the

Ports Authority executed a new lease agreement for a ten year period commencing on that date. IAH continued to operate the hotel during the pendency of the action. Reference is made to "Developments During 2002" in Item 1(a) of this Annual Report for a discussion of the settlement of the action.

     Subsequent to the settlement, the union representing IAH's employees commenced an action with the National Labor Relations Board. The action alleges that IAH ceased operations and terminated the employment of its employees without notifying the union and has therefore interfered with, restrained and coerced employees in the exercise of their rights. We believe that the action is without merit and will vigorously defend our position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Our Annual Meeting of Stockholders was held on December 12, 2002. The following is a description of the matters voted upon at the meeting and a listing of the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for director.

     1. Election of Board of Directors.

                                              Number of Shares
                                  ---------------------------------------
                                       For                   Withheld
                                       ---                   --------

        Barry B. Goldstein        7,334,131                     9,783
        Morton L. Certilman       7,334,621                     9,293
        Jay M. Haft               7,334,821                     9,093
        Robert Wallach            7,334,731                     9,183

     2. Approval of an increase in the number of common shares authorized to be issued pursuant to our 1998 Stock Option Plan from 3,000,000 to 3,750,000.

        For                                5,436,758
        Against                               56,309
        Abstain                              658,200
        Broker Non-Vote                    1,192,647

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------

(a)  Market Information
     ------------------

     Our common shares are quoted on the NASD OTC Electronic Bulletin Board under the symbol "DCAP".

     Set forth below are the high and low bid prices for our common shares for the periods indicated, as reported on the Bulletin Board. The prices set forth are prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer. The prices may not necessarily reflect actual transactions.

                                     High              Low
                                     ----              ---

2002 Calendar Year
------------------

First Quarter                        $.28              $.22
Second Quarter                        .30               .23
Third Quarter                         .43               .28
Fourth Quarter                        .52               .25

2001 Calendar Year
------------------

First Quarter                        $.40              $.25
Second Quarter                        .37               .26
Third Quarter                         .33               .25
Fourth Quarter                        .27               .23


(b)  Holders
     -------

     As of February 21, 2003, there were approximately 2,295 record holders of our common shares.

(c)  Dividends
     ---------

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

(d)  Recent Sales of Unregistered Securities
     ---------------------------------------

     Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ----------------------------------------------------------

     We operate 23 storefronts, including 20 acquired through our August 2002 acquisition of Barry Scott Companies, Inc. We also have 50 franchised DCAP locations.

     Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

     The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores serve as an insurance company and therefore do not assume underwriting risks. The stores also offer automobile club services for roadside assistance and income tax preparation services.

     Payments, Inc., our wholly-owned subsidiary, is an insurance premium finance agency, licensed by the New York State Banking Department, which offers premium financing to clients of DCAP offices, as well as non-DCAP insurance agencies. We currently operate solely within New York State, but are permitted to conduct business also in Pennsylvania and New Jersey.

     Results of Operations

     Our net income from continuing operations for the year ended December 31, 2002 was $698,475 as compared to a net loss of $1,028,604 for the year ended December 31, 2001.

     During the year ended December 31, 2002, revenues from our insurance-related operations were $2,473,921 as compared to $2,350,094 during the year ended December 31, 2001. The increase in revenues was generally due to revenues for the four months ended December 31, 2002 from Barry Scott Companies, which was acquired on August 30, 2002, offset by the sale (and conversion to franchise status) of eight DCAP offices effective as of March 28, 2001.

     Premium finance revenues increased $1,050,354 during the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was the result of (i) our renegotiation in September 2001 of our agreement regarding the sale of premium finance receivables that has given rise to increased revenues per transaction, (ii) an increase in the number of franchises utilizing our premium finance services, and (iii) an expansion of our premium finance marketing efforts to non-DCAP insurance agencies. On March 5, 2003, we were advised by the premium finance agency that currently purchases our premium finance receivables that it is exiting the personal lines premium finance business and will discontinue purchasing our premium finance receivables effective July 30, 2003. We are currently seeking alternative financing arrangements for our premium finance business. Continued growth in this business segment is dependent upon the establishment of an alternative financing source upon terms that provide for funding capacity greater than that currently in existence. We can give no assurance that we will be able to obtain an alternative financing source or, if obtained, whether the terms of the financing will be as beneficial as those currently in place or will provide for additional funding capacity.

     Our selling general and administrative expenses for the year ended December 31, 2002 were $258,229 less than for the year ended December 31, 2001. This decrease were primarily due to the sale of stores discussed above offset by expenses for the four months ended December 31, 2002 resulting from the operation of Barry Scott Companies. Further, our depreciation and amortization expenses decreased $142,548 between the years ended December 31, 2001 and 2002 primarily due to the sale of the stores and a write off of fixed assets during the fourth quarter of 2001.

     Our insurance-related operations during the year ended December 31, 2002, on a stand-alone basis, generated a net profit of $125,108 as compared to a net loss of $821,555 for the year ended December 31, 2001. Our premium finance operations during the year ended December 31, 2002, on a stand-alone basis, generated a net profit of $1,035,789 as compared to a net profit of $234,128 during the year ended December 31, 2001. Losses from corporate-related items not allocable to reportable segments were $462,422 during the year ended December 31, 2002 as compared to $441,177 for the year ended December 31, 2001.

     In January  2003,  we  discontinued  the  operations  of the  International
Airport Hotel in San Juan, Puerto Rico. During the fiscal year ended December 31, 2002, this discontinued operation generated a net income of $34,612 as compared to a net income of $99,053 for the year ended December 31, 2001. As discussed in Item 1(b) of this Annual Report, in January 2003, in consideration for IAH's agreement to release all rights with respect to the hotel, the owner of the hotel paid to IAH $500,000. The gain of $312,920 on the disposition of this discontinued subsidiary is comprised of the $500,000 payment received, offset by assets written off, accrued close down expenses and a fee paid to one of our directors for his services in obtaining the settlement amount. See Item 10 of this Annual Report.

     Income Taxes

     We have recorded a full valuation allowance against our net deferred tax assets because of the uncertainty that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset.

     Liquidity and Capital Resources

     As of December 31, 2002, we had $607,403 in cash and cash equivalents and working capital of $904,232. As of December 31, 2001, we had $220,774 in cash and cash equivalents and a working capital deficiency of $598,263.

     Cash and cash equivalents increased between December 31, 2001 and December 31, 2002 primarily due to (i) net cash of $335,898 provided by operating activities for the year ended December 31, 2002 based on our net income of $1,046,007 and depreciation and amortization expenses of $153,175 for the year, offset by an increase in current assets of $185,853, a decrease in current liabilities of $371,316 for the year and the gain of $312,920 in 2002 on the disposition of our discontinued subsidiary; and (ii) net cash of $326,429 provided by financing activities for the year ended December 31, 2002 based on proceeds from a private placement of $500,000, offset primarily by principal payments of long-term debt and capital lease obligations of $140,238 for the year; offset by (iii) cash of $275,698 used in investing activities for the year ended December 31, 2002 based primarily on our payment of $211,051 ($325,000, net of cash acquired) at the closing of our acquisition of Barry Scott Companies.

     In the opinion of our management, our liquidity at December 31, 2002 was sufficient to meet our cash requirements for the 12 month period ending December 31, 2003.

     We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies. See Item 12 of this Annual Report.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2002.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------  ----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ------------------------------------------------------
         ACT
         ---

     Executive Officers and Directors

     The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:



      Name             Age               Positions and Offices Held
      ----             ---               --------------------------
Barry B. Goldstein     49      President, Chairman of the Board, Chief Executive
                               Officer, Chief Financial Officer, Treasurer and
                               Director
Morton L. Certilman    71      Secretary and Director
Jay M. Haft            67      Director
Robert Wallach         50      Director

     Barry B. Goldstein

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

     Morton L. Certilman

     Mr. Certilman served as our Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is affiliated with the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, and is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Jay M. Haft

     Mr. Haft served as our Vice Chairman of the Board from February 1999 (concurrently with our acquisition of DCAP Insurance) until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of that firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a director of many public and private corporations, including Robotic Vision Systems, Inc., Encore Medical Corporation, DUSA Pharmaceuticals, Inc., and Oryx Technology Corp., all of whose securities are traded on the Nasdaq Stock Market. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, and a national trustee and Treasurer of the Miami Ballet. He is also a trustee of Florida International University and serves on the advisory board of the Wolfsonian Museum in Miami, Florida. Mr. Haft received B.A. and LL.B. degrees from Yale University.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2002. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2002, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Haft filed a Form 4 one day late (which form reported one transaction).

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     Summary Compensation Table

     The  following  table  sets  forth  certain   information   concerning  the
compensation for the fiscal years ended December 31, 2002, 2001 and 2000 for Barry B. Goldstein, our Chief Executive Officer:

                                       Annual Compensation      Long-Term Compensation
Name and                            -------------------------            Awards                All Other
Principal Position         Year     Salary              Bonus   Shares Underlying Options    Compensation
------------------         ----     ------              -----   -------------------------    ------------

Barry B. Goldstein         2002     $200,000          $20,000          1,000,000                    -
Chief Executive Officer    2001      200,000(1)          -             1,000,000                    -
                           2000         -                -                  -                       -

----------------
(1)  Includes amounts earned as a consultant prior to his employment.

     Options Tables

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2002

                      Number of Common        Percentage of Total
                      Shares Underlying       Options Granted To
Name                  Options Granted         Employees in Fiscal Year     Exercise Price    Expiration Date
----                  ---------------         ------------------------     --------------    ---------------

Barry B. Goldstein      1,000,000                      83.3%                    $.30          May 15, 2007


                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
            ENDED DECEMBER 31, 2002 AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Shares Underlying        Value of Unexercised
                         Number of                         Unexercised Options at           In-the-Money Options
                     Shares Acquired       Value             December 31, 2002              at December 31, 2002
Name                   on Exercise        Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
----                   -----------        --------        -------------------------       -------------------------

Barry B. Goldstein          -                N/A             1,400,000/600,000                    $146,000/$84,000

     Long-Term Incentive Plan Awards

     No awards were made to Mr. Goldstein during the fiscal year ended December 31, 2002 under any long-term incentive plan.

     Compensation of Directors

     Our directors are not entitled to receive any compensation for their services as directors. However, we paid Mr. Certilman $50,000 in consideration of his services in obtaining the $500,000 settlement amount for our Puerto Rico hotel lease, as discussed in "Developments During 2002" in Item 1(a) of this Annual Report. In addition, effective January 1, 2003, Mr. Certilman is entitled to receive a fee of $50,000 per annum from us for consulting services. Further, effective May 17, 2002, we granted to each of Messrs. Certilman and Haft a five year option to purchase up to 125,000 of our common shares at an exercise price of $.30 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ------------------------------------------

     Security Ownership

     The following table sets forth certain information as of February 28, 2003 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

  Name and Address                  Number of Shares            Approximate
 of Beneficial Owner                Beneficially Owned        Percent of Class
 -------------------                ------------------        ----------------

Barry B. Goldstein                  1,625,000(1)(2)                11.6%
1158 Broadway
Hewlett, New York

Eagle Insurance Company             1,486,893(3)                   12.0%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Robert M. Wallach                   1,486,893(4)                   12.0%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Morton L. Certilman                 1,401,005(1)(5)                11.0%
The Financial Center at
  Mitchel Field
90 Merrick Avenue
East Meadow, New York

Jay M. Haft                         1,336,393(1)(6)                10.5%
1001 Brickell Bay Drive
Miami, Florida

Jack Seibald                        1,000,000(7)                    8.1%
1336 Boxwood Drive West
Hewlett Harbor, New York

Abraham Weinzimer                     783,924(1)                    6.3%
418 South Broadway
Hicksville, New York

Kevin Lang                            651,460(1)                    5.3%
3789 Merrick Road
Seaford, New York

All executive officers
and directors as a group            5,849,291(1)(2)(5)             39.9%

----------------
(4 persons)                                  (6)(8)


(1)  Based upon Schedule 13D filed under the Securities Exchange Act of 1934.

(2) Represents (i) 1,600,000 shares issuable upon the exercise of options that are exercisable currently or within 60 days, (ii) 5,000 shares held by Mr. Goldstein's minor child and (iii) 20,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his child and retirement trust.

(3)  Eagle is a wholly-owned subsidiary of The Robert Plan Corporation.

(4) Represents shares owned by Eagle, of which Mr. Wallach, one of our directors, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(5) Includes 350,000 shares issuable upon the exercise of currently exercisable options.

(6) Includes (i) 350,000 shares issuable upon the exercise of currently exercisable options and (ii) 15,380 shares held in a retirement trust for the benefit of Mr. Haft.

(7)  Based upon  Schedule 13G filed under the  Securities  Exchange Act of 1934.
     Represents (i) 500,000 shares held jointly by Mr. Seibald and his wife, Stephanie Seibald, and (ii) 500,000 shares held by SDS Partners I, Ltd., a limited partnership that has granted to Mr. Seibald the power to vote and dispose of such shares.

(8) Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

     o All compensation plans previously approved by security holders; and
     o All compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION


                        Number of securities        Weighted average         Number of securities
                         to be issued upon         exercise price of        remaining available for
                            exercise of               outstanding            future issuance under
                        outstanding options,       options, warrants          equity compensation
                        warrants and rights            and rights         plans (excluding securities
                                (a)                       (b)              reflected in column (a))
                                                                                      (c)
                       ---------------------       -----------------      ---------------------------
Equity compensation          2,900,000                    $.65                      850,000
plans approved by
security holders

Equity compensation             -0-                       -0-                         -0-
plans not approved
by security holders
                             ---------                                              -------
Total                        2,900,000                    $.65                      850,000
                             =========                    ====                      =======


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     March 2001 Transactions

     In March 2001, the following transactions occurred:

     o We entered into agreements with Messrs. Lang, Weinzimer and Certilman, each then one of our executive officers, that provided for our sale to them of a total of eight of our DCAP stores. Pursuant to the agreements, which were closed in November 2001 following shareholder approval, Mr. Lang acquired three of the stores for a total purchase price of approximately $257,000, Mr. Weinzimer acquired three of the stores for a total purchase price of $285,000 and an entity owned by Mr. Certilman (we refer to the entity as "Mr. Certilman") acquired two of the stores for a total purchase price of approximately $225,000. The locations of the stores are as follows:

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

     o At the closing, we entered into franchise agreements with the entities acquired by Messrs. Lang, Weinzimer and Certilman. The franchise agreements are similar in most respects to our standard conversion franchise agreements.

          In general, none of the franchisees will be allowed to terminate their respective franchise agreements prior to March 31, 2003. Pending the closing, Messrs. Lang, Weinzimer and Certilman were responsible for charges as if the franchise agreements had been executed. Counsel for Mr. Lang's entities has notified us of their election to terminate their respective franchise agreements effective March 31, 2003. Mr. Weinzimer's entities have agreed to extend the March 31, 2003 date to March 31, 2005.

     o We reacquired a total of 3,714,616 of the shares owned by Messrs. Lang and Weinzimer in consideration of the cancellation of indebtedness owed to us by them in the aggregate amount of $928,654.

     o We agreed with Mr. Lang to terminate his employment agreement that was scheduled to expire in February 2004, and DCAP Management, our wholly-owned subsidiary that operates our franchise business, entered into a new employment agreement with him which expired on September 30, 2001. Based upon Mr. Lang's agreement to forgo the compensation otherwise payable to him for the balance of the original employment term ($667,000, net of the amount payable to him pursuant to his new employment agreement), we granted to Mr. Lang a price concession of approximately $85,000 in connection with the purchase of his three stores. This price concession resulted in the purchase price of $257,000 for Mr. Lang.

     o We agreed with Mr. Weinzimer to terminate his employment agreement that was scheduled to expire in February 2004. Based upon Mr. Weinzimer's agreement to forgo the compensation otherwise payable to him for the balance of the employment term ($729,000), we granted to Mr. Weinzimer a price concession of approximately $85,000 in connection with the purchase of his three stores. This price concession resulted in the purchase price of $285,000 for Mr. Weinzimer.

     o We agreed with Mr. Certilman to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, based upon Mr. Certilman's agreement to forgo the compensation otherwise due him for the balance of the term of the employment agreement ($365,000), we agreed to cancel indebtedness of approximately $141,000 that Mr. Certilman owed to us.

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

     Brentwood Store

     Effective February 27, 2003, we sold our Brentwood, New York store to Abraham Weinzimer, one of our principal stockholders, at a purchase price of $115,437 (equal to approximately 70% of the store's commission income during 2002). Concurrently with the purchase, the entity acquired by Mr. Weinzimer entered into a franchise agreement with DCAP Management on terms substantially similar to those entered into by Mr. Weinzimer in March 2001 when he purchased three of our stores (as discussed above). The terms of the above sale were the result of arm's length negotiations between us and Mr. Weinzimer that were based upon the terms of other recent sales of our stores to persons who are not affiliated with us and then current market conditions. No independent appraisal or valuation was received in connection with the agreement.

     Contemplated Transaction

     We have agreed in principle with AIA Acquisition Corp., an insurance brokerage firm with six offices located in eastern Pennsylvania, to acquire substantially all of AIA's assets. Barry B. Goldstein, our Chief Executive
Officer, is President of AIA and members of his family are principal stockholders of AIA. The contemplated terms provide for the following:

     o A base purchase price approximately equal to 69% of AIA's commission income for the 12 months ended March 31, 2002 or the year ended December 31, 2002, whichever is less, payable in DCAP Group preferred stock. Based on the above, the base purchase price will not exceed approximately $760,000 (exclusive of amounts payable for accounts receivable and prepaid expenses).

     o Additional consideration based upon the combined operations of AIA and Barry Scott Companies during the five year period following the closing. The additional consideration is payable in cash and cannot exceed an aggregate of $335,000.

     No definitive agreement has been entered into with AIA and we can give no assurance that the transaction will be completed on the above terms or otherwise.

     Relationship

     Certilman Balin Adler & Hyman, LLP, a law firm with which Mr. Certilman is affiliated, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services. Certilman Balin has also served as counsel to DCAP Insurance and Messrs. Lang and Weinzimer with respect to certain matters; however, it did not serve as counsel to DCAP Insurance or Messrs. Lang and Weinzimer in connection with our acquisition of DCAP Insurance, to Messrs. Lang or Weinzimer in connection with the transactions with them discussed under "March 2001 Transactions" or to Mr. Weinzimer in connection with the transaction with him discussed under "Brentwood Store" above. In addition, Certilman Balin did not serve as counsel to either us or Mr. Certilman in connection with the transactions with him discussed under "March 2001 Transactions" above.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
--------  --------------------------------------

(a)  Exhibits
     --------

Exhibit
Number        Description of Exhibit
------        ----------------------

 2 Share Purchase Agreement, dated as of August 30, 2002, by and between Progressive Agency Holdings Corp. and Blast Acquisition Corp.(1)

 3(a)     Restated Certificate of Incorporation(2)

  (b)     By-laws, as amended(2)

10(a)     1998 Stock Option Plan, as amended

10(b) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Morton L. Certilman(3)

10(c) Stock Option Agreement, dated February 25, 1999, between DCAP Group, Inc. and Jay M. Haft(3)

10(d) Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto(3)

10(e) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999(4)

10(f) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999(4)

10(g) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999(4)

10(h) Sale and Assignment Agreement, dated as of September 1, 1999, among Payments, Inc., Flatiron Credit Company, Inc. and Westchester Premium Acceptance Corp.(4)

10(i) Letter agreement, dated as of June 1, 2001, among Westchester Premium Acceptance Corporation, Payments, Inc. and Input 1, LLC.(5)

10(j) Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc.(6)

10(k) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to sale of DCAP Bayshore, Inc., DCAP Medford, Inc. and DCAP Seaford, Inc.(7)

10(l) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of Diversified Coverage Asset Planning, Inc., ADCAP Brokerage, Inc. and DCAP Hicksville, Inc.(7)

10(m) Asset Purchase Agreement, dated as of March 28, 2001, between East Meadow Agency, Inc., DCAP Flushing, Inc. and MLC East Meadow/Flushing LLC(7)

10(n) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Kevin Lang with respect to repurchase of shares(7)

10(o) Agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer with respect to repurchase of shares(7)

10(p) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Abraham Weinzimer(7)

10(q) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Morton L. Certilman(7)

10(r) Letter agreement, dated as of March 28, 2001, between DCAP Group, Inc. and Jay M. Haft(7)

10(s) Employment Agreement, dated as of March 28, 2001, between DCAP Management, Inc. and Kevin Lang(7)

10(t) Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

10(u) Stock Option Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

10(v) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Barry Goldstein

10(w) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Morton L. Certilman

10(x) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Jay M. Haft

10(y) Stock Purchase Agreement, dated as of February 27, 2003, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of DCAP Brentwood Inc.

21        Subsidiaries

99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

(1) Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 30, 2002.

(2) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(4) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(5) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(6) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated herein by reference.

(7) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(8) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.
------------

(b)  Reports on Form 8-K
     -------------------

     One report on Form 8-K was filed by us during the last quarter of the fiscal year ended December 31, 2002 as follows:

Date of Report:    August 30, 2002 (Amendment No. 1)
Item Reported:     7

ITEM 14.  CONTROLS AND PROCEDURES
--------  -----------------------

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

                        DCAP GROUP, INC. AND SUBSIDIARIES
                        ---------------------------------

                               REPORT ON AUDITS OF
                               -------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                        TWO YEARS ENDED DECEMBER 31, 2002
                        ---------------------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES
                        ---------------------------------

                               REPORT ON AUDITS OF
                               -------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                        TWO YEARS ENDED DECEMBER 31, 2002
                        ---------------------------------



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


Consolidated statement of stockholders' equity (deficit)                F-5


Consolidated statements of cash flows                                   F-6


Notes to consolidated financial statements                            F-7 - F-22

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                          Independent Auditors' Report
                          ----------------------------



Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York


We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





                                                 HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
February 5, 2003 (except for Note 22b
which is dated March 5, 2003)

                       DCAP GROUP, INC. AND SUBSIDIARIES
                       ---------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                               DECEMBER 31, 2002
                               -----------------

          ASSETS
          ------

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 607,403
  Accounts receivable, net of allowance for
    doubtful accounts of $43,000                                                         668,204
  Other receivable                                                                       500,000
  Note receivable - former officer                                                        34,945
  Prepaid expenses and other current assets                                              177,235
                                                                                -----------------
     Total current assets                                                              1,987,787

PROPERTY AND EQUIPMENT, net                                                              232,277
GOODWILL                                                                                 619,382
OTHER INTANGIBLES, net                                                                   285,197
DEPOSITS AND OTHER ASSETS                                                                 24,750
                                                                                -----------------

                                                                                     $ 3,149,393
                                                                                =================
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                $ 797,231
  Current portion of long-term debt                                                       13,846
  Current portion of capital lease obligations                                            47,657
  Deferred revenue                                                                        70,621
  Debentures payable                                                                     154,200
                                                                                -----------------
     Total current liabilities                                                         1,083,555
                                                                                -----------------

LONG-TERM DEBT                                                                           693,301
                                                                                -----------------
CAPITAL LEASE OBLIGATIONS                                                                 42,957
                                                                                -----------------
DEFERRED REVENUE                                                                          21,255
                                                                                -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 40,000,000 shares;
    issued 16,068,018                                                                    160,680
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; 0 shares issued and outstanding                                          -
  Capital in excess of par                                                            10,242,409
  Deficit                                                                             (8,166,109)
                                                                                -----------------
                                                                                       2,236,980
  Treasury stock, at cost, 3,714,616 shares                                             (928,655)
                                                                                -----------------
                                                                                       1,308,325
                                                                                -----------------

                                                                                     $ 3,149,393
                                                                                =================

                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                        ---------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                                          Years Ended
                                                                                          December 31,
                                                                                   2002               2001
REVENUES:
  Commissions and fees                                                          $2,473,921         $2,350,094
  Premium finance revenue                                                        1,309,808            259,454
  Other operating departments                                                         -                 5,758
                                                                                ----------          ---------
                                                                                 3,783,729          2,615,306
                                                                                ----------          ---------

OPERATING EXPENSES:
  General and administrative expenses                                            2,875,063          3,133,292
  Depreciation and amortization                                                    135,882            278,430
                                                                                ----------         ----------
     Total operating expenses                                                    3,010,945          3,411,722
                                                                                ----------         ----------

OPERATING INCOME (LOSS)                                                            772,784           (796,416)
                                                                                ----------         ----------

OTHER (EXPENSE) INCOME:
  Interest income                                                                    2,460             15,960
  Interest expense                                                                 (64,299)           (47,429)
  Gain on sale of DCAP stores                                                         -                56,043
  Loss on disposal of property and equipment                                          -              (252,791)
                                                                                ----------         ----------
                                                                                   (61,839)          (228,217)
                                                                                ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                            710,945         (1,024,633)

INCOME TAXES                                                                        10,534             16,913
                                                                                ----------         ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                             700,411         (1,041,546)

MINORITY INTEREST                                                                    1,936            (12,942)
                                                                                ----------         ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                           698,475         (1,028,604)

DISCONTINUED OPERATIONS:
  Income from operations of discontinued subsidiary, net of
     income taxes of $3,194 and $3,423, respectively                                34,612             99,053
  Gain on disposition of discontinued subsidiary, net of income
     taxes of $22,000                                                              312,920                  -
                                                                                ----------         ----------

NET INCOME (LOSS)                                                               $1,046,007         $ (929,551)
                                                                                ==========         ==========

NET INCOME (LOSS) PER COMMON SHARE
  Basic and Diluted:
     Income (loss) from continuing operations                                       $ 0.06            $ (0.09)
     Income from operations of discontinued subsidiary                                 -                 0.01
     Gain on disposition of discontinued subsidiary                                   0.03                -
                                                                                ----------         ----------
      Net income (loss)                                                             $ 0.09            $ (0.08)
                                                                                ==========         ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                                                         11,695,868         12,238,222
                                                                                ==========         ==========

  Diluted                                                                       12,037,194         12,238,222
                                                                                ==========         ==========


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                        ---------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            --------------------------------------------------------


                                                                         Capital
                                  Common Stock       Preferred Stock    in Excess      Equity    Subscription  Treasury
                               Shares      Amount    Shares   Amount     of Par      (Deficit)    Receivable     Stock      Total
                               ----------  --------  ------   ------   ----------  ------------  ------------  --------- -----------

Balance, January 1, 2001       15,068,018  $150,680    -       $ -     $9,752,409  $(8,282,565)  $(228,000)    $   -     $1,392,524

Cancellation in connection
  with sale of stores                -         -       -         -           -            -        228,000         -        228,000

Purchase of 3,714,616 shares
  of treasury stock                  -         -       -         -           -            -           -        (928,655)   (928,655)

Net loss                             -         -       -         -           -        (929,551)       -            -       (929,551)
                               ----------   -------    ---     ---    -----------  ------------  ----------   ---------- ----------
Balance, December 31, 2001     15,068,018   150,680    -         -      9,752,409   (9,212,116)       -        (928,655)   (237,682)

Securities issued to private
  placement investors           1,000,000    10,000    -         -        490,000         -           -            -        500,000

Net income                           -         -       -         -           -       1,046,007        -            -      1,046,007
                               ----------  --------    ---     ---    -----------  -----------   ----------   ---------  ----------
Balance, December 31, 2002     16,068,018  $160,680    -       $ -    $10,242,409  $(8,166,109)  $    -       $(928,655) $1,308,325
                               ==========  ========    ===     ===    ===========  ===========   ==========   =========  ==========


                 See notes to consolidated financial statements

                       DCAP GROUP, INC. AND SUBSIDIARIES
                       ---------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                                                                                         Years Ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                    2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                           ----------         ----------
  Net income (loss)                                                             $1,046,007         $ (929,551)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                153,175            293,605
      Bad debt expense                                                               4,869            232,666
      Gain on disposition of discontinued subsidiary                              (312,920)              -
      Minority interest                                                              1,936            (12,942)
      Gain on sale of stores                                                          -               (56,043)
      Loss on disposal of fixed assets                                                -               252,791
      Forgiveness of note receivable                                                  -               141,454
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                     (220,245)           124,522
          Prepaid expenses and other current assets                                 (9,597)            25,986
          Deposits and other assets                                                 43,989             29,972
        Decrease in liabilities:
          Accounts payable and accrued expenses                                   (336,063)        (1,078,732)
          Deferred revenue                                                         (35,253)          (225,959)
                                                                                ----------          ----------
      Net cash provided by (used in) operating activities                          335,898         (1,202,231)
                                                                                ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (28,797)           (25,577)
  Decrease in notes and other receivables - net                                      4,150             53,303
  Purchase of Barry Scott Companies, net of cash acquired                         (211,051)              -
  Purchase of minority interest                                                    (40,000)              -
  Proceeds from sale of DCAP stores                                                   -               844,091
  Decrease in restricted cash - other current assets                                  -               236,134
                                                                                ----------          ---------
      Net cash (used in) provided by investing activities                         (275,698)         1,107,951
                                                                                ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital lease obligations              (140,238)          (235,704)
  Decrease (increase) in due to officer                                            (33,333)            33,333
  Proceeds from private placement                                                  500,000               -
                                                                                ----------          ---------
      Net cash provided by (used in) financing activities                          326,429           (202,371)
                                                                                ----------          ---------

Net increase (decrease) in cash and cash equivalents                               386,629           (296,651)

Cash and cash equivalents, beginning of year                                       220,774            517,425
                                                                                ----------          ---------

Cash and cash equivalents, end of year                                          $  607,403          $ 220,774
                                                                                ==========          =========


                 See notes to consolidated financial statements

                        DCAP GROUP, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------


1.   Organization and Nature of Business:
     ------------------------------------

     DCAP Group, Inc. and Subsidiaries (the "Company") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and provides premium financing of insurance policies for their DCAP clients as well as clients of non-affiliated entities. The Company also provides automobile club services for road-side emergencies and tax preparation services. In addition, the Company operated the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through its wholly-owned subsidiary, IAH, Inc. The lease on the hotel was terminated in January 2003 and the operations of this subsidiary are shown as discontinued operations in the financial statements.

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

     During fiscal 2001, the Company reacquired a total of 3,714,616 of the issued shares from two of these shareholders in consideration of the cancellation of indebtedness owed to the Company by them in the aggregate amount of $928,655. Notes in the original principal amount of $33,000 plus accrued interest are still owed to the Company from one of the shareholders.

     In addition, the Company agreed with one of the shareholders to terminate his employment agreement that was scheduled to expire in February 2004. Concurrently, the Company agreed to cancel indebtedness of $141,454 that the shareholder owed to the Company pursuant to his purchase of the Company's interest in certain DCAP stores.

2.   Summary of Significant Accounting Policies:
     -------------------------------------------

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

     c.   Goodwill and intangible assets
          ------------------------------

          In January 2002, the Company adopted SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

          SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for by using the purchase method and, as of January 2002, the net carrying amount of goodwill from prior purchase transactions was approximately $75,000. The adoption of SFAS No 142 did not have a material effect on the 2001 consolidated results of operations.

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

     ------------------------------------------

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

     h.   Net income (loss) per share
          ---------------------------

          Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. For the year ended December 31, 2001, the effect of any common stock equivalents would have been anti-dilutive.

          The reconciliation for the year ended December 31, 2002 is as follows:

                                                                      2002
                                                                   ----------

     Weighted average number of shares outstanding                 11,695,868
     Effect of dilutive securities - common stock equivalents         341,326
                                                                   ----------

     Diluted shares outstanding                                    12,037,194
                                                                   ==========

     i.   Advertising costs
          -----------------

          Advertising costs are charged to operations when the advertising first takes place.

     j.   Impairment of long-lived assets
          -------------------------------

          The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

     k.   Allowance for doubtful accounts
          -------------------------------

          Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzed accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     ------------------------------------------

     l.   New accounting pronouncements
          -----------------------------

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.

          In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which establishes new standards of accounting and reporting for costs associated with exit or disposal activities. This standard requires that a liability is recorded as of the date an obligation is incurred. This Statement also requires that an exit or disposal liability be initially measured at fair value. SFAS No. 146 does not apply to disposal activities qualifying as a discontinued operation. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

          Currently, the Company does not believe that the adoption of SFAS No. 145 and SFAS No. 146 will have a material impact on its financial position and results of operations.

     m.   Website development costs
          -------------------------

          Technology  and content  costs are  generally  expensed  as  incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company's website, that are capitalized and depreciated over two years. No costs were incurred during 2002 or 2001.

     n.   Reclassifications
          -----------------

          Certain reclassifications have been made to the consolidated financial
statements   for  the  year  ended   December  31,  2001  to  conform  with  the
classifications used in 2002.

     o.   Comprehensive income (loss)
          ---------------------------

          Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2002, there were no such adjustments required.

3.   Acquisition of Barry Scott Companies:
     -------------------------------------

     On August 30, 2002, the Company acquired all the outstanding capital stock of Barry Scott Companies, Inc. for an acquisition price of $917,000, including transaction costs of approximately $67,000. Barry Scott Companies consists of a holding company and three insurance agencies with 20 store locations throughout New York State. The insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allows for the expansion of the Company's geographical footprint within New York State and allows the Company to capitalize on operational and administrative efficiencies.

     The goodwill amount recorded is comprised of the following: (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired and (ii) the estimated direct transaction costs associated with the acquisition.

     The Company's consolidated statements of operations include the revenues and expenses of Barry Scott Companies from August 30, 2002.

     The following pro forma results were developed assuming the acquisition of Barry Scott Companies had occurred on January 1, 2001:


                                                                        Years Ended
                                                                        December 31,
                                                           -----------------------------------
                                                                 2002                2001
                                                           ---------------     ---------------

     Revenues                                              $     6,085,105     $    5,757,221
     Income (loss) from continuing operations                      758,944         (1,429,257)
     Income (loss) from continuing operations per share               0.06              (0.11)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not indicative of the condensed consolidated results of operations that actually would have been realized had the Company and Barry Scott Companies been a combined entity during the specified periods.

     The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

       Cash                                              $ 181,000
       Commissions receivable                              198,000
       Other assets                                        215,000
       Intangible assets                                   104,000
       Goodwill arising in the acquisition                 515,000
                                                         ----------
                                                          1,213,000
       Current liabilities                                 (296,000)
                                                         ----------

       Net assets acquired                               $  917,000
                                                         ==========

4.   Goodwill:
     --------

     For the year ended December 31, 2002 the changes in the carrying value of goodwill are as follows:

       Balance, beginning of year                                $        75,000
       Additions as a result of business combination                     515,241
       Addition as a result of acquisition of minority interest           29,141
                                                                 ---------------

       Balance, end of year                                      $       619,382
                                                                 ===============

5.   Other Intangibles:
     ------------------

     At December 31, 2002 other intangible assets consist of the following:

       Gross carrying amount:
          Customer lists                        $103,550
          Restrictive covenants                  100,000
          Vanity phone numbers                   204,416
                                                --------
                                                 407,966
                                                --------

       Accumulated amortization:
          Customer lists                           8,629
          Restrictive covenants                   72,777
          Vanity phone number                     41,363
                                                --------
                                                 122,769
                                                --------

       Balance, end of year                     $285,197
                                                ========

     The aggregate amortization expense for the years ended December 31, 2002 and 2001 was approximately $54,000 and $35,000, respectively.

     Estimated amortization expense for the five years subsequent to December 31, 2002 is as follows:

                Years Ended
                December 31,
                ------------
                   2003                          $67,000
                   2004                           40,000
                   2005                           40,000
                   2006                           31,000
                   2007                           14,000

       The remaining weighted-average amortization period as of December 31, 2002 is as follows:

       Customer lists                                3.67 years
       Restrictive covenants                         1.00 years
       Vanity Phone numbers                         12.00 years
                                                   ------

                                                     7.17 years

     Other intangible assets are being amortized using the straight-line method over a period of three to fifteen years.

6.   Note Receivable:
     ----------------

     The note receivable at December 31, 2002 is an amount due from a former officer approximating $35,000 including accrued interest. The note is due on demand, together with accrued interest.

7.   Property and Equipment:
     -----------------------

     At December 31, 2002 property and equipment consists of the following:

     Furniture, fixtures and equipment                $  329,962
     Office equipment                                    548,537
     Leasehold improvements                              320,125
     Computer hardware and software                      380,800
     Transportation equipment                              9,026
     Entertainment facility                              200,538
                                                      ----------
                                                       1,788,988
     Less accumulated depreciation and amortization    1,556,711
                                                      ----------

                                                      $  232,277
                                                      ==========

8.   Accounts Payable and Accrued Expenses:
     --------------------------------------

     At December 31, 2002 accounts payable and accrued expenses consists of the following:

     Accounts payable                                 $640,562
     Payroll and related costs                          42,000
     Professional fees                                  80,000
     Other                                              34,669
                                                      --------

                                                      $797,231
                                                      ========

9.   Debentures Payable:
     -------------------

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 2002, $154,200 of these debentures have not been presented for payment. Accordingly, this balance has been included as a current liability in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

10.  Long-Term Debt:
     ---------------

     At December 31, 2002, long-term debt is comprised of the following:

     Note payable issued in connection with the
        purchase of Barry Scott Companies, due
        in annual installments of $125,000 in August,
        2004 and 2005 and $275,000 in August, 2006,
        plus interest at 5%                                  $525,000

     Mortgage payable, due in monthly installments
        of $1,803, including interest at 9%, per annum
        through May 2017. The obligation is
        collateralized by the Company's entertainment
        facility having a book value of $129,000              174,501

     Other                                                      7,646
                                                             ---------
                                                              707,147
     Less current maturities                                   13,846
                                                             --------

                                                             $693,301
                                                             ========

     --------------

       Long-term debt matures as follows:

                      Years Ended
                      December 31,
                      ------------

                        2003                            $    14,000
                        2004                                132,000
                        2005                                132,000
                        2006                                283,000
                        2007                                  9,000
                     Thereafter                             137,000

11.  Capitalized Lease Obligations:
     ------------------------------

     The future minimum lease payments of capital leases and the present value of the net minimum lease payments as of December 31, 2002 are as follows:

                      Years Ended
                     December 31,
                     ------------

                        2003                             $    67,118
                        2004                                  44,193
                        2005                                   6,012
                                                         -----------
                Minimum lease payment                        117,323
          Less amount representing interest                   26,709
                                                         -----------
     Present value of net minimum lease payments              90,614
      Less current maturities                                 47,657
                                                         -----------

Long-term portion of capitalized lease obligations       $    42,957
                                                         ===========

12.  Related Party Transaction:
     --------------------------

     a.   Rent

          During the year ended December 31, 2001, the Company leased its corporate office facility from a partnership of which a stockholder/officer is affiliated. Rent expense amounted to $1,500 for the year ended December 31, 2001.

     b.   Professional fees

          A law firm affiliated with a director of the Company was paid legal fees of $92,000 and $87,000, for the years ended December 31, 2002 and 2001, respectively.

          A director of the company was paid a fee of $50,000 in connection with the IAH settlement (see Note 21).

13.  Income Taxes:
     -------------

     The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

The provision for income taxes from continuing operations is comprised of the following:

                                                                Years Ended
                                                                December 31,
                                                           ---------------------
                                                             2002       2001
                                                           --------   ---------

       Provision (benefit) at federal statutory rates      $ 10,534   $(316,047)
       Loss in excess of available benefit                        -     332,960
                                                           --------   ---------

                                                           $ 10,534   $  16,913
                                                           ========   =========

     At December 31, 2002 the Company had net operating loss carryforwards for tax purposes of approximately $4,100,000. The tax loss carryforwards expire at various dates through 2021.

     Included in the net operating loss carryforward is approximately $1,250,000 that was subject to Internal Revenue Code Section 382, which placed a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999.

       Deferred tax assets at December 31, 2002 consist of the following:

       Deferred tax assets:
         Net operating loss carryovers                       $ 1,618,000
         Other                                                    18,000
                                                             -----------
         Total deferred tax asset                              1,636,000
         Less valuation allowance                             (1,636,000)
                                                             -----------

       Net deferred tax assets                               $         -
                                                             ===========

     The Company has recorded a full valuation allowance against its net deferred tax assets because of the uncertainty that sufficient taxable income will be realized during the carryforward period to utilize the deferred tax asset.

14.  Commitments:
     ------------

     a.   Leases
          ------

          The Company and each of its affiliates lease office space under noncancellable operating leases expiring at various dates through August 2011. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

     -----------


          Years Ended
         December 31,
         ------------

            2003                     $   347,000
            2004                         239,000
            2005                         161,000
            2006                         103,000
            2007                          71,000
         Thereafter                      223,000

     Rental expense approximated $252,000 and $407,000 for the years ended December 31, 2002 and 2001, respectively.

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

     c.   Litigation
          ----------

          The Company is party to an action filed with the National Labor Relations Board, by the union representing the employees of the Company's discontinued subsidiary. The action charges that the Subsidiary ceased operations and terminated the employment of its employees without notifying the union and has therefore interfered with, restrained and coerced employees in the exercise of their rights. The Company believes that the action is without merit and will vigorously defend its position.

          The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.

15.  Stockholders' Equity:
     ---------------------

     a.   Preferred stock
          ---------------

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

     b.   Private placement of securities
          -------------------------------

          (i) On August 30, 2002, the Company sold, through a private placement, 1,000,000 shares of common stock for proceeds of $500,000 or $.50 per share.

     --------------------

          (ii) On June 2, 1999, the Company sold,  through a private  placement,
33.5 Units (each consisting of 45,453 common shares and 15,151 Class A, 15,151 Class B and 15,151 Class C warrants) at a purchase price of $50,000 per Unit for net proceeds of $1,360,000 net of closing costs approximating $315,000. Each Class A, B, and C warrant was initially exercisable at $1.65, $2.06, and $2.48, respectively and expires June 2, 2004. Each unit was subject to increase, and the exercise price of the warrants were subject to reduction based upon the market price of the Company's common shares one year after June 2, 1999.

          On June 2, 2000, the Company issued 761,342 common shares, 253,780 Class A, 253,780 Class B, and 253,780 Class C warrants to the private placement investors pursuant to price protection provisions contained in the offering agreement. Pursuant to those provisions, the Company had agreed to issue to the investors additional shares and warrants based upon the market price of the Company's common shares one year after the June 2, 1999 offering date (if lower than the market price at the time of the offering). As a result, the per-share price was reduced from $1.10 to $.73 (the floor price provided for) and the additional shares and warrants were issued. In addition, the price protection provision resulted in a reduction of the exercise price of the Class A, B, and C warrants to $1.10, $1.37, and $1.65, respectively.

          In addition, the underwriter was issued an aggregate of 456,808 warrants with an exercise price ranging from $.73 to $1.65.

          All warrants issued in connection with the private placement are outstanding at December 31, 2002, and expire June 2, 2004.

     c.   Stock options
          -------------

          In November 1998, the Company adopted the 1998 Stock Option Plan which provides for the issuance of incentive stock options or non-statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of common stock were originally permitted to be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. During 2002, the Company increased the number of common shares authorized to be issued pursuant to the 1998 stock option plan to 3,750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

          A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

     --------------------

                                                                 Years Ended
                                                                December 31,
                                          ------------------------------------------------------
                                                      2002                        2001
                                          --------------------------    ------------------------
                                                          Weighted                     Weighted
                                                           Average                      Average
                                                          Exercise                     Exercise
       Fixed Stock Options                   Shares         Price         Shares         Price
       -------------------                ------------   -----------  -------------  -----------

       Outstanding, beginning of year     1,450,000        $ 1.01           950,000     $    2.51
       Granted                            1,450,000           .30         1,000,000           .25
       Expired                                      -           -          (100,000)         1.00
       Forfeited                                    -           -          (400,000)         2.69
                                          ------------     -------    -------------     ---------
       Outstanding, end of year           2,900,000        $  .65         1,450,000     $    1.01
                                          ============     ======     =============     =========

       Weighted average fair value
         of options granted during year                    $  .22                       $     .18
                                                           ======                       =========

          The  following  table  summarizes   information  about  stock  options
     outstanding at December 31, 2002:

                                                     Options Outstanding                  Options Exercisable
                                     -----------------------------------------------  --------------------------
                                                          Weighted
                                                           Average        Weighted                     Weighted
                                                          Remaining        Average                      Average
                                         Number          Contractual      Exercise        Number       Exercise
           Exercise Price              Outstanding          Life            Price       Outstanding      Price
           --------------            ---------------  ----------------  ------------  -------------  -----------

           $0.25 - .30                   2,450,000        3.92 yrs        $0.28           1,700,000     $0.29
           $2.69                           450,000        1.17 yrs.       $2.69             450,000     $2.69

     The Company has elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2002 and 2001, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

     c.   Stock options (cont'd)
          -------------

                                                             2002              2001
                                                        ---------------  ----------------

       Net income (loss), as reported                   $     1,046,007  $      (929,551)
       Net income (loss), pro forma                             668,132         (929,551)
       Basic income (loss) per share, as reported                   .09             (.08)
       Basic income (loss) per share, pro forma                     .06             (.08)
       Diluted income (loss) per share, as reported                 .09             (.08)
       Diluted income (loss) per share, pro forma                   .06             (.08)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted average assumptions were used for grants during the year ended December 31, 2002:

       Dividend yield                                  0.00%
       Volatility                                     96.46%
       Risk-free interest rate                         6.00%
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

     d.   Common shares reserved
          ----------------------

           Warrants                             2,740,898

           Stock Option Plans                   3,750,000

16.  Business Segments:
     ------------------

     The Company currently has two reportable business segments: Insurance and Premium Finance. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services and automobile club services for roadside emergencies. Insurance revenues are derived from activities within the United States, and all long-lived assets are located within the United States. The Premium Finance segment offers property and casualty policyholders loans to finance the policy premiums. Such loans are sold to a third party upon origination.

     In December 2002, the Company disposed of its Hotel segment as part of a settlement agreement (see note 21). Accordingly, the segment information shown in the following table excludes the activity of this segment for the years ended December 31, 2002 and 2001.

     Revenue, operating income, and depreciation and amortization and assets pertaining to the segments in which the Company operates are presented below.

              Year Ended              Premium
           December 31, 2002          Finance         Insurance         Other (1)           Total
       ------------------------    ------------    --------------    ---------------       -------

       Revenues from
         external customers       $   1,309,808    $    2,473,921    $          -   $   3,783,729
       Interest income                       -              2,051              409          2,460
       Interest expense                      -             64,299               -          64,299
       Depreciation and
         amortization                     1,666           134,216               -         135,882
       Segment profit (loss)          1,035,789           125,108         (462,422)       698,475
       Segment assets                   260,290         2,097,603          791,500      3,149,393

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     -----------------

              Year Ended                  Premium
           December 31, 2001              Finance         Insurance         Other (1)           Total
       ------------------------        ------------    --------------    ---------------       -------

       Revenues from
         external customers           $     259,454    $    2,350,094    $       5,758  $   2,615,306
       Interest income                           -              5,577           10,383         15,960
       Interest expense                          -             47,429               -          47,429
       Depreciation and
         amortization                            -            278,430               -         278,430
       Segment profit (loss)                234,128          (821,555)        (441,177)    (1,028,604)
       Segment assets                        51,719           853,862          326,391      1,231,962

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

17.  Major Customers:
     ----------------

     At December 31, 2002, revenues from two major customers consisted of the following:

       Customer            % of Total Revenue                  Segment
       --------            ------------------          ---------------------

             A                     35%                 Premium Finance
             B                     12%                 Insurance

18.  Fair Value of Financial Instruments:
     ------------------------------------

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     Current Assets and Current Liabilities: The carrying amount of cash, current receivables, notes receivable and payables and certain other short-term financial instruments approximate their fair value.

     Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2002 approximates fair value.

19.  Advertising Costs:
     ------------------

     Included in selling, general and administrative expenses are advertising costs approximating $214,000 and $216,000 for the years ended December 31, 2002 and 2001, respectively.

20.  Supplementary Information - Statement of Cash Flows:
     ----------------------------------------------------

       Cash paid during the years for:
                                                        Years Ended
                                                        December 31,
                                           -----------------------------------
                                                2002                  2001
                                           -------------         -------------
       Supplemental disclosures:

           Interest                        $      57,533         $      73,670
                                           =============         =============

           Income Taxes                    $      10,534         $      25,232
                                           =============         =============

21.  Discontinued Operations:
     ------------------------

     The Company operated the International Airport Hotel in San Juan, Puerto Rico through its subsidiary, IAH, Inc., and had been in litigation with the Ports Authority of Puerto Rico concerning the lease on the hotel. In December
2002, the Company agreed in principal to a settlement agreement whereby the Ports Authority would pay the Company $500,000. Operations ceased on January 27, 2003. The remaining assets of the discontinued subsidiary consist primarily of the $500,000 receivable from the Ports Authority and receivables generated in the normal course of business. Costs applied in arriving at the gain on the sale of the discontinued subsidiary consist of a write off of the remaining equipment used in the operations of the hotel as well as an accrual of costs and expenses directly associated with the close down (including severance pay) and a fee of $50,000 paid to a director of the Company for assistance in managing the previous litigation and negotiating the settlement. Revenues from the discontinued operation totaled $828,861 and $905,158 for the years ended December 31, 2002 and 2001, respectively. Pretax net income from the discontinued operation totaled $37,806 and $102,476 for the years ended December 31, 2002 and 2001, respectively.

22.  Subsequent Events:
     ------------------

     (a) In February 2003, the Company sold one of its retail offices to a stockholder and a former officer of the Company, for cash consideration of $115,000.

     In addition, concurrently with the sale, the purchaser and the Company entered into a franchise agreement.

     (b) On March 5, 2003, the Company was notified by the premium finance agency that is purchasing the premium finance receivables originated by the Company, that they are exiting the personal lines premium finance business and will discontinue purchasing finance receivables from the Company on July 30, 2003. Management is currently exploring various alternatives to securing new financing arrangements for its premium finance business, and does not believe that the cancellation of its current agreement will have an adverse effect on the operations of the Company.

     (c) The Company has agreed in principle to acquire substantially all of the assets of AIA Acquisition Corp. ("AIA"), an insurance brokerage firm located in eastern Pennsylvania. The Company's CEO is President and his family members are principal stockholders of AIA. The proposed purchase price is as follows:

          i. Base purchase price equal to approximately 69% of AIA's commission income for the twelve-month period ended March 31, 2002 or December 31, 2002, whichever is less, payable in the Company's preferred stock. The base purchase price is not expected to exceed $760,000, exclusive of amounts payable for accounts receivable and prepaids.

          ii. Contingent consideration based upon the combined operations of AIA and Barry Scott Companies during the five-year period following the closing. The contingent consideration is payable in cash and cannot exceed an aggregate of $335,000.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DCAP GROUP, INC.


Dated:   March 10, 2003                          By: /s/ Barry B. Goldstein
                                                     --------------------------
                                                     Barry B. Goldstein
                                                     Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                      Capacity                         Date
     ----------                      --------                         ----

                             President, Chairman of the Board,
                             Chief Executive Officer, Chief
                             Financial Officer, Treasurer and
                             Director (Principal Executive,
/s/ Barry B. Goldstein       Financial and Accounting Officer)   March 10, 2003
--------------------------
Barry B. Goldstein

/s/ Morton L. Certilman      Secretary and Director              March 10, 2003
--------------------------
Morton L. Certilman

/s/ Jay M. Haft              Director                            March 10, 2003
--------------------------
Jay M. Haft

                             Director
--------------------------
Robert M. Wallach

                                  Certification
                                  -------------


     I, Barry B. Goldstein, Chief Executive Officer and Chief Financial Officer of DCAP Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of DCAP Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003
                                               /s/ Barry B. Goldstein
                                               -------------------------
                                               Barry B. Goldstein
                                               Chief Executive Officer and
                                               Chief Financial Officer