Form 10QSB
period 2003-03-31
DCAP GROUP INC/
filed 2003-05-20
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
                               --------------

[  ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                         to
                                -----------------------  -----------------------

Commission File Number:  0-1665
                         ------

                                DCAP GROUP, INC.
                                ----------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                             36-2476480
         --------                                             -----------
(State or Other Jurisdiction of                             (I.R.S Employer
Incorporation or Organization)                              Identification No.)

                        1158 Broadway, Hewlett, NY 11557
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 374-7600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

          --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes               No
   ------           -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,353,402 shares as of April
                                                   -----------------------------
30, 2003.
---------

     Transitional Small Business Disclosure Format (check one):
Yes               No   X
   ------           -------

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
         --------------------

         Condensed Consolidated Balance Sheet - March 31, 2003 (Unaudited)

         Condensed   Consolidated  Statements of Operations - Three months ended
         March 31, 2003 and 2002 (Unaudited)

         Condensed   Consolidated  Statements of Cash Flows - Three months ended
         March 31, 2003 and 2002 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2003 and 2002 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
CERTIFICATION

Forward-Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the following:

     - our ability to obtain the necessary level of financing to maintain and grow our premium finance operation
     - the decline in the number of insurance companies offering insurance products in our markets
     -    the volatility of insurance premium pricing
     -    government regulation
     -    competition   from  larger,   better  financed  and  more  established
          companies
     - the possibility of tort reform and a resultant decrease in the demand for insurance
     -    the dependence on our executive management
     -    our ability to raise additional capital which may be required.

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

Explanatory Note
----------------

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Annual Report mean our wholly-owned subsidiary, Dealers Choice Automotive Planning, Inc., and affiliated companies, and the operations of our insurance-related subsidiaries.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31, 2003
                                                                 --------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                      $1,206,394
  Accounts receivable, net of allowance for doubtful
     accounts of $43,000                                            763,475
  Notes receivable                                                   54,571
  Prepaid expenses and other current assets                         146,312
                                                                 ----------
Total current assets                                             $2,170,752
                                                                 ----------

PROPERTY AND EQUIPMENT, net                                         212,128
                                                                 ----------

OTHER ASSETS:
  Goodwill                                                          569,382
  Other intangibles, net                                            268,513
  Deposits and other assets                                          26,929
  Note receivable                                                    55,309
                                                                 ----------
Total other assets                                                  920,133
                                                                 ----------

                                                                 $3,303,013
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  576,859
  Current portion of long-term debt                                  13,986
  Current portion of capital lease obligations                       47,847
  Deferred revenue                                                   66,417
  Debentures payable                                                154,200
                                                                 ----------
Total current liabilities                                           859,309
                                                                 ----------

LONG-TERM DEBT                                                      691,662
                                                                 ----------
CAPITAL LEASE OBLIGATIONS                                            31,013
                                                                 ----------
DEFERRED REVENUE                                                     24,591
                                                                 ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
     25,000,000 shares; issued 16,068,018 shares                    160,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                              -
  Capital in excess of par                                       10,242,409
  Deficit                                                        (7,777,996)
                                                                 ----------
                                                                  2,625,093
Treasury Stock, at cost, 3,714,616                                 (928,655)
                                                                 ----------
                                                                  1,696,438
                                                                 ----------
                                                                 $3,303,013
                                                                 ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                             March 31,
                                                --------------------------------
                                                       2003            2002
                                                --------------  ----------------
Revenues:
    Commissions and fees                        $  1,461,415      $   363,364
    Premium finance revenue                          347,477          170,826
                                                ------------      -----------
         Total revenues                            1,808,892          534,190
                                                ------------      -----------

Operating Expenses:
    Selling, general and administrative            1,407,299          487,049
    Depreciation and amortization                     36,317           30,279
                                                ------------      -----------
         Total operating expenses                  1,443,616          517,328
                                                ------------      -----------

Operating Income:                                    365,276           16,862

Other (Expense) Income:
    Interest income                                    1,348              608
    Interest expense                                 (17,260)         (16,670)
    Gain on sale of stores                            89,700                -
                                                ------------      -----------
                                                      73,788          (16,062)
                                                ------------      -----------
Income before income taxes
    and minority interest                            439,064              800
Provision for income taxes                             4,855              675
                                                ------------      -----------

Income before minority interest                      434,209              125
Minority interest                                          -           (1,817)
                                                ------------      -----------

Income from continuing operations                    434,209            1,942

Discontinued operations:
  (Loss) income from discontinued operations         (46,096)          26,388
                                                ------------      -----------

Net income                                      $    388,113      $    28,330
                                                ============      ===========

Net income per common share:
  Basic and diluted:
    Income from continuing operations           $       0.03      $      0.00
    (Loss) income from discontinued operations         (0.00)            0.00
                                                ------------      -----------

         Net income                             $       0.03      $      0.00
                                                ============      ===========

Weighted average number of shares outstanding:
    Basic                                         12,353,402       11,353,402
                                                  ==========       ==========
    Diluted                                       12,923,929       11,353,402
                                                  ==========       ==========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended
                                                                      March 31,
                                                              -----------------------
                                                                 2003          2002
                                                              ---------     ---------

Cash flows from operating activities:
  Net income                                                  $ 388,113     $ 28,330
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
       Depreciation and amortization                             36,317       34,138
       Provision for bad debts                                    5,886          867
       Gain on sale of stores                                   (89,700)           -
       Minority interest                                              -       (1,817)
       Changes in operating assets and liabilities:
         Decrease (increase) in assets:
           Accounts receivable                                 (186,155)      41,382
           Prepaid expenses and other current assets             30,923       11,710
           Deposits and other assets                             (3,979)           -
         Decrease in liabilities:
           Accounts payable and accrued expenses               (197,020)     (69,923)
           Deferred revenue                                        (868)     (22,294)
                                                              ---------     --------

       Net cash (used in) provided by operating activities      (16,483)      22,393
                                                              ---------     --------

Cash flows from investing activities:
  Decrease (increase)  in notes and other receivables - net      21,649         (495)
  Proceeds from disposition of discontinued subsidiary          500,000            -
  Proceeds from sale of DCAP stores                             141,383            -
  Purchase of property and equipment                            (10,952)      (9,332)
                                                              ---------     --------

       Net cash provided by (used in) investing activities      652,080       (9,827)
                                                              ---------     --------

Cash flows from financing activities:
      Principal payment of long-term debt and
          capital lease obligations                             (36,606)     (26,555)
      Increase in due to officer                                      -       33,333
                                                              ----------    --------

      Net cash (used in) provided by financing activities        (36,606)      6,778
                                                              ----------    --------

Net increase in cash and
       cash equivalents                                          598,991      19,344
Cash and cash equivalents,
       beginning of period                                       607,403     220,774
                                                              ----------    --------
Cash and cash equivalents,
       end of period                                          $1,206,394    $240,118
                                                              ==========    ========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 2003, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2003, results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002.

     The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     b.   Revenue recognition
          -------------------

     We recognize commission revenue from insurance policies at the beginning of the contract period (except for those commissions payable annually, which we recognize on a ratable basis) and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

     c.   Website Development Costs
          -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $9,800 and -0- in such costs was incurred during the three months ended March 31, 2003 and 2002, respectively.

     d.   Reclassifications
          -----------------

     Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2002 to conform with the classifications used for the three months ended March 31, 2003.

3.   Business Segments:
     ------------------

     We currently have two reportable business segments: Insurance and Premium Finance. The Insurance segment sells retail auto, motorcycle, boat, life, business, and homeowner's insurance and franchises. In addition, this segment offers tax preparation services and automobile club services for roadside emergencies. Insurance revenues are derived from activities within the United States, and all long-lived assets are located within the United States. The Premium Finance segment offers property and casualty policyholders loans to finance the policy premiums. Such loans are sold to a third party upon origination.

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the three months ended March 31, 2003 and 2002.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Period Ended                           Premium
     March 31, 2003             Insurance   Finance      Other(1)        Total
     ---------------------     ----------   --------    ----------    ----------

     Revenues from external
          customers            $1,461,415   $347,477    $        -    $1,808,892
     Interest income                  841          -           507         1,348
     Interest expense              17,260          -             -        17,260
     Depreciation and
          amortization             35,927        390             -        36,317
     Segment profit (loss)        362,421    267,075      (195,287)      434,209
     Segment assets             2,161,844    194,864     1,006,305     3,303,013
     ------------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Period Ended                           Premium
     March 31, 2002            Insurance    Finance      Other(1)        Total
     ---------------------     ---------    -------     ---------     ----------

     Revenues from external
          customers            $363,364     $170,826    $       -     $  534,190
     Interest income                  -            -          608            608
     Interest expense            16,670            -            -         16,670
     Depreciation and
         amortization            30,279            -            -         30,279
     Segment profit (loss)      (19,466)     123,225     (101,817)         1,942
     Segment assets             782,203       69,899      320,934      1,173,036
     ----------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.   Stock Options
     -------------

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2003           2002
                                                         --------       -------

     Net income, as reported                             $388,113       $28,330

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax
     effects                                              (15,000)      (24,000)
                                                         ----------     -------

     Pro forma net income                                $373,113       $ 4,330
                                                          =======       =======

     Net income per share:
              Basic and Diluted-as reported              $   0.03       $  0.00
                                                         --------       -------
              Basic and Diluted-pro forma                $   0.03       $  0.00
                                                         --------       -------

6.   Sale of Stores
     --------------

     During the three months ended March 31, 2003, we sold two of our retail offices (part of our Insurance segment) for cash consideration aggregating $141,383 and a note receivable of approximately $97,000. The sale of the two offices resulted in a gain of $89,700. The assets of these stores included accounts receivable of approximately $85,000, goodwill with a carrying amount of $50,000, and fixed assets with a carrying amount of approximately $10,000. In addition, concurrently with the sale, the purchasers entered into franchise agreements with us.

7.   Income Taxes
     ------------

     Our tax provision for the three months ended March 31, 2003 reflects the anticipated utilization of net operating loss carryforwards that had previously been fully reserved. As a result we recognized a tax benefit during the three months ended March 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ---------------------------------------------------------

     THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Results of Operations

     Our income from continuing operations for the three months ended March 31, 2003 was $434,209 as compared to $1,942 for the three months ended March 31, 2002.

     During the three months ended March 31, 2003, revenues from our insurance related operations were $1,461,415 as compared to $363,364 for the three months ended March 31, 2002. The increase in revenues was generally due to revenues from the Barry Scott operation, which we acquired on August 30, 2002.

     Premium finance revenues increased $176,651 during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was the result of higher average premiums being financed and an expansion of our premium finance marketing efforts to non-DCAP insurance agencies. In March 2003, we were informed that the premium finance agency that currently purchases our premium finance receivables would no longer do so after July 30, 2003. We are seeking an alternative financing arrangement. On April 22, 2003, we tendered a good faith deposit to a commercial bank based on a non-binding letter of intent from such bank providing for the establishment of a revolving line of credit. There can be no assurance that a commitment letter will be received from such bank. Failure to receive such commitment will require the bank to refund a majority of the good faith deposit.

     Our selling general and administrative expenses for the three months ended March 31, 2003 were $920,250 more than for the three months ended March 31, 2002. This increase was primarily due to the expenses of the Barry Scott operation which was acquired on August 30, 2002.

     During the three months ended March 31, 2003, we sold two of our stores, resulting in a gain of $89,700. No such sales occurred during the three months ended March 31, 2002.

     Our insurance-related operations on a stand-alone basis, generated a net profit of $362,421 during the three months ended March 31, 2003 as compared to a loss of $19,466 during the three months ended March 31, 2002. Our premium finance operations, on a stand-alone basis, generated a net profit of $267,075 during the three months ended March 31, 2003, as compared to a net profit of $123,225 during the three months ended March 31, 2002. Losses from corporate-related items not allocable to reportable segments were $195,287 during the three months ended March 31, 2003 as compared to $101,817 during the three months ended March 31, 2002.

     In January 2003, we ceased operation of the International Airport Hotel in San Juan, Puerto Rico. As such, the operating results of the hotel are being presented as discontinued operations. During the three months ended March 31, 2003, this discontinued operation generated a net loss of $46,096 as compared to a net profit of $26,388 during the three months ended March 31, 2002.

     Liquidity and Capital Resources

     As of March 31, 2003, we had $1,206,394 in cash and cash equivalents and working capital of $1,311,443. As of December 31, 2002, we had $607,403 in cash and cash equivalents and working capital of $904,232.

     Cash and cash equivalents increased between December 31, 2002 and March 31, 2003 primarily due to net cash of $652,080 from investing activities for the three months ended March 31, 2003 based on proceeds of $500,000 from the disposition of our Hotel segment and $141,383 from the sale of stores, offset by
(i) net cash of $16,483 used in operating activities based primarily on our net income of $388,113, offset by a net increase in current assets of $159,211, a decrease in current liabilities of $197,888, and the gain on the sale of stores of $89,700, and (ii) net cash of $36,606 used in financing activities for principal payments of long-term debt and capital lease obligations.

     We have no current commitments for capital expenditures.

Item 3. CONTROLS AND PROCEDURES
        -----------------------

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

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          In January, 2003, our subsidiary, Aard-Vark Agency, Ltd., commenced an action in the Supreme Court of the State of New York, Queens County, against Barnett Prager, Anita Prager and All About Security, Inc. for breach of employment agreement and misappropriation of trade secrets and confidential information, among other claims. In May 2003, the defendants asserted counterclaims seeking $2,000,000 in compensatory damages, plus punitive damages, based upon the October 1998 sale by the defendants of the stock of Aard-Vark to Barry Scott Acquisition Corp. (which we acquired in August 2002). We believe that the counterclaims are wholly meritless in that, among other defenses, they are brought against the improper party and are barred by previous judicial decisions on the matter. In any event, pursuant to our August 2002 acquisition agreement with regard to Barry Scott, Progressive Agency Holdings Corp., the seller of Barry Scott to us, has agreed to defend and indemnify us with regard to this matter.

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

          None

Item 5.   OTHER INFORMATION
          -----------------

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------

               3(a) Certificate of Incorporation, as amended(1)

               3(b) By-laws, as amended(1)

               99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C . Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
(1) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

          (b)  Reports on Form 8-K
               -------------------

               Two Current Reports on Form 8-K were filed by us during the quarter ended March 31, 2003 as follows:

               (i)  Date of Report: January 29, 2003
                    Item reported:  2

               (ii) Date of Report: March 14, 2003
                    Item reported:  5

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DCAP GROUP, INC.



Dated: May 20, 2003                    By: /s/ Barry Goldstein
                                          ---------------------------------
                                          Barry Goldstein
                                          President, Chairman of the Board,
                                          Chief Executive Officer, Chief
                                          Financial Officer and Treasurer
                                          (Principal Executive, Financial and
                                          Accounting Officer)

                                  Certification
                                  -------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 20, 2003
                                               /s/ Barry Goldstein
                                               ---------------------------
                                               Barry Goldstein
                                               Chief Executive Officer and
                                               Chief Financial Officer