Form 10QSB
period 2003-06-30
DCAP GROUP INC/
filed 2003-08-06
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                                ------------------  ---------------------

Commission File Number:  0-1665
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

                                 (516) 374-7600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)
                ------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,353,402 shares as of July 31, 2003.

     Transitional Small Business Disclosure Format (check one):
Yes               No   X
   ------           -------

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - June 30, 2003 (Unaudited)

          Condensed Consolidated Statements of Operations - Six months ended June 30, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Operations - Three months ended June 30, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2003 and 2002 (Unaudited)

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

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the following:

     o our ability to obtain the necessary level of financing to expand our premium finance operations
     o increases in interest rates which would adversely affect our premium finance margins
     o the decline in the number of insurance companies offering insurance products in our markets
     o    the volatility of insurance premium pricing
     o    government regulation
     o    competition   from  larger,   better  financed  and  more  established
          companies
     o the possibility of tort reform and a resultant decrease in the demand for insurance
     o    the dependence on our executive management
     o    our ability to raise additional capital which may be required.

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

Explanatory Note

     Throughout this Quarterly Report, the words "DCAP Group," "we," "our," and "us" refer to DCAP Group, Inc. and the operations of DCAP Group, Inc. as a whole. References to "DCAP Insurance" and the "DCAP Companies" in this Quarterly Report mean our wholly-owned subsidiary, Dealers Choice Automotive Planning, Inc., and affiliated companies, and the operations of our insurance-related subsidiaries.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                June 30, 2003
                                                                -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $1,081,820
  Accounts receivable, net of allowance for doubtful
     accounts of $43,000                                          1,083,750
  Notes receivable                                                   40,254
  Prepaid expenses and other current assets                         228,600
                                                                 ----------
Total current assets                                              2,434,424
                                                                 ----------

PROPERTY AND EQUIPMENT, net                                         342,378
                                                                 ----------

OTHER ASSETS:
  Goodwill                                                        1,111,551
  Other intangibles, net                                            395,578
  Deposits and other assets                                          32,704
  Note receivable                                                    52,523
                                                                 ----------
Total other assets                                                1,592,356
                                                                 ----------

                                                                 $4,369,158
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  625,703
  Current portion of long-term debt                                   7,646
  Current portion of capital lease obligations                       47,187
  Deferred revenue                                                   59,474
  Debentures payable                                                154,200
                                                                 ----------
Total current liabilities                                           894,210
                                                                 ----------

LONG-TERM DEBT                                                      525,000
                                                                 ----------
CAPITAL LEASE OBLIGATIONS                                            20,152
                                                                 ----------
DEFERRED REVENUE                                                     21,460
                                                                 ----------
MANDATORILY REDEEMABLE PREFERRED STOCK                              904,000
                                                                 ----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
     25,000,000 shares; issued 16,068,018 shares                    160,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                              -
  Capital in excess of par                                       10,242,409
  Deficit                                                        (7,470,098)
                                                                 -----------
                                                                  2,932,991
Treasury Stock, at cost, 3,714,616                                 (928,655)
                                                                 ----------
                                                                  2,004,336
                                                                 ----------
                                                                 $4,369,158
                                                                 ==========
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six months ended
                                                             June 30,
                                                 -----------------------------
                                                        2003            2002
                                                 ------------      -----------
Revenues:
    Commissions and fees                         $  3,015,662      $   699,235
    Premium finance revenue                           697,272          427,096
                                                 ------------      -----------
         Total revenues                             3,712,934        1,126,331
                                                 ------------      -----------

Operating Expenses:
    Selling, general and administrative             2,943,162          988,288
    Depreciation and amortization                      74,918           59,740
                                                 ------------      -----------
         Total operating expenses                   3,018,080        1,048,028
                                                 ------------      -----------

Operating Income:                                     694,854           78,303

Other (Expense) Income:
    Interest income                                     4,803            1,198
    Interest expense                                  (33,794)         (28,900)
    Interest expense -
        mandatorily redeemable preferred stock         (7,792)               -
    Gain on sale of stores                             89,700                -
                                                 ------------      -----------
                                                       52,917          (27,702)
                                                 ------------      -----------
Income before income taxes
    and minority interest                             747,771           50,601
Provision for income taxes                              5,664              423
                                                 ------------      -----------

Income before minority interest                       742,107           50,178
Minority interest                                           -            1,936
                                                 ------------      -----------

Income from continuing operations                     742,107           48,242

Discontinued operations:
    (Loss) income from discontinued operations        (46,096)          39,057
                                                 ------------      -----------

Net income                                       $    696,011      $    87,299
                                                 ============      ===========

Net income per common share:
  Basic:
    Income from continuing operations            $       0.06      $      0.01
    (Loss) income from discontinued operations          (0.00)            0.00
                                                 ------------      -----------
         Net income                              $       0.06      $      0.01
                                                 ============      ===========
  Diluted:
    Income from continuing operations            $       0.05      $      0.01
    (Loss) income from discontinued operations          (0.00)            0.00
                                                 ------------      -----------
         Net income                              $       0.05      $      0.01
                                                 ============      ===========

Weighted average number of shares outstanding:
    Basic                                          12,353,402       11,353,402
                                                 ============      ===========
    Diluted                                        13,079,072       11,429,673
                                                 ============      ===========

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                               June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Revenues:
    Commissions and fees                           $  1,554,247    $    335,871
    Premium finance revenue                             349,795         256,270
                                                   ------------    ------------
         Total revenues                               1,904,042         592,141
                                                   ------------    ------------

Operating Expenses:
    Selling, general and administrative               1,535,865         501,239
    Depreciation and amortization                        38,599          29,461
                                                   ------------    ------------
         Total operating expenses                     1,574,464         530,700
                                                   ------------    ------------

Operating Income:                                       329,578          61,441

Other (Expense) Income:
    Interest income                                       3,455             590
    Interest expense                                    (16,534)        (12,230)
    Interest expense -
        mandatorily redeemable preferred stock           (7,792)              -
                                                   ------------    ------------
                                                        (20,871)        (11,640)
                                                   ------------    ------------

Income before income taxes and minority interest        308,707          49,801
Provision for (benefit from) income taxes                   809            (252)
                                                   ------------    ------------

Income before minority interest                         307,898          50,053
Minority interest                                             -           3,753
                                                   ------------    ------------

Income from continuing operations                       307,898          46,300

Discontinued operations:
    Income from discontinued operations                       -          12,669
                                                   ------------    ------------

Net income                                         $    307,898    $     58,969
                                                   ============    ============

Net income per common share:
  Basic:
    Income from continuing operations              $       0.02    $       0.01
    Income from discontinued operations                    0.00            0.00
                                                   ------------    ------------
         Net income                                $       0.02    $       0.01
                                                   ============    ============
  Diluted:
    Income from continuing operations              $       0.02    $       0.01
    Income from discontinued operations                    0.00            0.00
                                                   ------------    ------------
         Net income                                $       0.02    $       0.01
                                                   ============    ============

Weighted average number of shares outstanding:
    Basic                                            12,353,402      11,353,402
                                                   ============    ============
    Diluted                                          13,234,215      11,505,944
                                                   ============    ============

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six months ended
                                                                                    June 30,
                                                                       ----------------------------
                                                                             2003            2002
                                                                       --------------   -----------

Cash flows from operating activities:
  Net income                                                           $    696,011     $    87,299
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                         74,918          67,458
       Provision for bad debts                                               27,029           1,219
       Gain on sale of stores                                               (89,700)              -
       Minority interest                                                          -           1,936
       Changes in operating assets and liabilities:
         Decrease (increase) in assets:
           Accounts receivable                                             (375,923)         19,722
           Prepaid expenses and other current assets                        (44,945)        (13,262)
           Deposits and other assets                                         (1,954)          1,239
         Decrease in liabilities:
           Accounts payable and accrued expenses                            (60,091)        (44,317)
           Deferred revenue                                                 (10,942)        (20,619)
                                                                       -------------    ------------

       Net cash provided by operating activities                            214,403         100,675
                                                                       -------------    -----------

Cash flows from investing activities:
  Decrease (increase)  in notes receivables - net                            35,966            (990)
  Cost of acquisition of AIA Acquisition Corp.                              (39,039)              -
  Receipts against notes receivable                                           2,786               -
  Proceeds from disposition of discontinued subsidiary                      500,000               -
  Proceeds from sale of DCAP stores                                         141,383               -
  Purchase of property and equipment                                        (71,868)         (9,332)
                                                                       -------------    -----------

       Net cash provided by (used in) investing activities                  569,228         (10,322)
                                                                       ------------     -----------

Cash flows from financing activities:
      Principal payment of long-term debt and
          capital lease obligations                                        (309,214)        (54,587)
                                                                       -------------    -----------

      Net cash used in financing activities                                (309,214)        (54,587)
                                                                       ------------     -----------

Net increase in cash and
       cash equivalents                                                     474,417          35,766
Cash and cash equivalents,
       beginning of period                                                  607,403         220,774
                                                                       ------------     -----------
Cash and cash equivalents,
       end of period                                                   $  1,081,820     $   256,540
                                                                       ============     ===========

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2003, results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002.

     The results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     c.   Website Development Costs

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $23,549 and -0- in such costs was incurred during the six months ended June 30, 2003 and 2002, respectively.

     d.   Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the six months ended June 30, 2002 to conform with the classifications used for the six months ended June 30, 2003.

3.   Acquisition of AIA Acquisition Corp.

     On May 28, 2003, we acquired, effective May 1, 2003, substantially all of the assets of AIA Acquisition Corp. ("AIA"), an insurance brokerage firm with six offices located in Eastern Pennsylvania for a base purchase price of $904,000. The base purchase price was payable with 904 shares of our Series A Preferred Stock. The Series A Preferred Stock carries a 5% dividend, is convertible into our Common Stock at a conversion price of $.50 per share and is redeemable on April 30, 2007 (or sooner under certain circumstances). Additional cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the five year period ending April 30, 2008 may be payable. The additional consideration cannot exceed an aggregate of $335,000. The AIA insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allows for the expansion of our geographical footprint outside New York State and allows for us to capitalize on operational and administrative efficiencies.

     On May 28, 2003, we entered into a two year employment contract with a former employee of AIA.

     The goodwill  amount recorded at May 1, 2003 is comprised of the following:
     (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired; and (ii) the estimated direct transaction costs associated with the acquisition.

     Our condensed consolidated statements of operations include the revenues and expenses of AIA from May 1, 2003.

     The following pro forma results were developed assuming the acquisition of AIA had occurred on January 1, 2002:

                                     Three months ended             Six months ended
                                          June 30,                      June 30,
                                  -----------------------      ---------------------------
                                     2003          2002            2003            2002
                                     ----          ----            ----            ----

     Revenues                     $2,024,900     $888,561      $4,125,978      $1,737,885
     Income from
        continuing operations        321,737       50,620         752,812          59,134
     Income from continuing
         operations per share           0.03         0.01            0.06            0.01

     The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had we and AIA been a combined company during the specified periods.

4.   Business Segments:

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

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the six months ended June 30, 2003 and 2002.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Six Months Ended                       Premium
     June 30, 2003             Insurance    Finance     Other(1)       Total
     --------------------      ----------   ---------   --------    ----------

     Revenues from external
       customers               $3,015,662   $697,272    $      -    $3,712,934
     Interest income                1,223          -       3,580         4,803
     Interest expense              41,586          -           -        41,586
     Depreciation and
       amortization                74,138        780           -        74,918
     Segment profit (loss)        626,487    525,266    (409,646)      742,107
     Segment assets             3,236,120    209,038     924,000     4,369,158
     ------------
     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Six Months Ended                       Premium
     June 30, 2002             Insurance    Finance     Other(1)       Total
     --------------------      ---------    -------     --------    -----------

     Revenues from external
       customers               $699,235     $427,096    $      -    $1,126,331
     Interest income              1,003            -         195         1,198
     Interest expense            28,900            -           -        28,900
     Depreciation and
       amortization              59,740            -           -        59,740
     Segment (loss) profit      (41,120)     304,984    (215,622)       48,242
     Segment assets             780,670      104,216     312,841     1,197,727
     ----------
     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

5.   Stock Options

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                             Six Months Ended
                                                                  June 30,
                                                          ---------------------
                                                            2003         2002
                                                            ----         ----

         Net income, as reported                          $696,011      $87,299

         Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method, net of related tax
         effects                                           (30,000)     (48,000)
                                                          --------      -------

         Pro forma net income                             $666,011      $39,299
                                                          ========      =======

         Net income per share:
                  Basic -as reported                      $   0.06      $  0.01
                                                          --------      -------
                  Basic -pro forma                        $   0.05      $  0.00
                                                          --------      -------

                  Diluted- as reported                    $   0.05      $  0.01
                                                          --------      -------
                  Diluted- pro forma                      $   0.05      $  0.00
                                                          --------      -------

6.   Sale of Stores

     During the six months ended June 30, 2003, we sold two of our retail offices (part of our Insurance segment) for cash consideration aggregating $141,383 and a note receivable of approximately $97,000. The sale of the two offices resulted in a gain of $89,700. The assets of these stores included accounts receivable of approximately $85,000, goodwill with a carrying amount of $50,000, and fixed assets with a carrying amount of approximately $10,000. In addition, concurrently with the sale, the purchasers entered into franchise agreements with us.

7.   Income Taxes

     Our tax provision for the three and six months ended June 30, 2003 reflects the anticipated utilization of net operating loss carryforwards that had previously been fully reserved. As a result we recognized a tax benefit during the three and six months ended June 30, 2003.

Item 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OR  PLAN  OF   OPERATION.
          ----------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Results of Operations

     Our net income from continuing operations for the six months ended June 30, 2003 was $742,107 as compared to $48,242 for the six months ended June 30, 2002.

     During the six months ended June 30, 2003, revenues from our insurance related operations were $3,015,662 as compared to $699,235 for the six months ended June 30, 2002. The increase in revenues was generally due to revenues from the Barry Scott Companies, Inc., which we acquired on August 30, 2002, and AIA Acquisition Corp. whose assets we acquired effective May 1, 2003.

     Premium finance revenues increased $270,176 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was the result of higher average premiums being financed and an expansion of our premium finance marketing efforts to non-DCAP insurance agencies. In March, 2003, we were informed by Flatiron Credit Company, Inc ("Flatiron"), the premium finance agency that was purchasing our premium finance receivables, that it would no longer do so after July 30, 2003. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Company ("M&T") to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations.

     During the second quarter of 2003, Flatiron required us to cease doing premium finance business with a group of insurance agencies that generated a high percentage of bad debts. As a result, the number of contracts and the resulting revenue attendant to those contracts were not realized.

     On July 14, 2003, we began utilizing the above mentioned credit facilities. We have commenced recording interest and fee-based revenue over the life of each loan (generally 10 or 11 months) and expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one time fee per contract (as we did in connection with our Flatiron relationship), we are now recording income and expense over the life of each contract. As a result, although our revenue per contract will increase, since the revenue will be recognized over a longer period of time, in all likelihood there will be a short-term decline in our premium finance revenue.

     Our selling, general and administrative expenses for the six months ended June 30, 2003 were $1,954,874 more than for the six months ended June 30, 2002. This increase was primarily due to the expenses of the Barry Scott Companies acquired on August 30, 2002 and AIA Acquisition Corp. whose assets were acquired effective May 1, 2003.

     During the six months ended June 30, 2003, we issued redeemable Series A Preferred Stock in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $7,792. No Preferred Stock was outstanding during the six months ended June 30, 2002.

     During the six months ended June 30, 2003, we sold two of our stores, resulting in a gain of $89,700. No such sales occurred during the six months ended June 30, 2002.

     Our insurance-related operations, on a stand-alone basis, generated a net profit of $626,487 during the six months ended June 30, 2003 as compared to a loss of $41,120 during the six months ended June 30, 2002. Our premium finance operations, on a stand-alone basis, generated a net profit of $525,266 during the six months ended June 30, 2003 as compared to a net profit of $304,984 during the six months ended June 30, 2002. Losses from corporate-related items not allocable to reportable segments were $409,646 during the six months ended June 30, 2003 as compared to $215,622 during the six months ended June 30, 2002.

     In January 2003, we discontinued the operations of the International Airport Hotel in San Juan, Puerto Rico. During the six months ended June 30, 2003, this discontinued operation generated a net loss of $46,096 as compared to a net profit of $39,057 during the six months ended June 30, 2002.

     Liquidity and Capital Resources

     As of June 30, 2003, we had $1,081,820 in cash and cash equivalents and working capital of $1,540,214. As of December 31, 2002, we had $607,403 in cash and cash equivalents and working capital of $904,232.

     Cash and cash equivalents increased between December 31, 2002 and June 30, 2003 primarily due to (i) net cash of $569,228 from investing activities for the six months ended June 30, 2003 based on proceeds of $500,000 from the disposition of our Hotel segment and $141,383 from the sale of stores and (ii) net cash of $214,403 provided by operating activities for the six months ended June 30, 2003 based on our net income of $696,011 and depreciation and amortization of $74,918 for the period, offset by an increase in current assets of $422,822, a decrease in current liabilities of $71,033, and the gain on the sale of stores of $89,700, offset by (iii) cash of $309,214 used in financing activities for principal payments of long-term debt and capital lease obligations.

     In connection with our May 2003 acquisition of AIA Acquisition Corp., we issued Series A Preferred Stock valued at $904,000. The Series A Preferred Stock carries a 5% dividend, is convertible into our Common Stock at a conversion price of $.50 per share and is redeemable on April 30, 2007 (or sooner under certain circumstances).

     As indicated above, in July 2003, in order to finance our premium finance operations, we obtained a variable rate two-year line of credit of $18,000,000 from M&T and $3,500,000 from a private placement of subordinated debt and warrants. The subordinated debt is payable on January 10, 2006 and provides for interest at the rate of 12.625% per annum, payable semi-annually. We have the right to prepay the subordinated debt commencing on July 10, 2004.

     Liquidity at June 30, 2003 was sufficient, in the opinion of management, to meet our cash requirements for the 12 month period ending June 30, 2004.

Item 3. CONTROLS AND PROCEDURES
        -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          On May 28, 2003, through an indirect wholly-owned subsidiary, we acquired substantially all of the assets of AIA Acquisition Corp. ("AIA"). The base purchase price of $904,000 was payable by the delivery of 904 shares of our Series A Preferred Stock. The Series A Preferred Stock carries a 5% dividend, is convertible into our Common Stock at a conversion price of $.50 per share and is mandatorily redeemable on April 30, 2007 (or sooner under certain circumstances).

          The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based on the following: (i) AIA represented that it was either an "accredited investor" or that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of an investment in the Series A Preferred Stock; (ii) it acquired the shares for its own account; (iii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iv) we did not offer or sell the shares by any form of general solicitation or general advertising.

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

          None

Item 5.   OTHER INFORMATION
          -----------------

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          3(a) Certificate of Incorporation, as amended1

          3(b) By-laws, as amended1

          31   Rule  13a-14(a)/15d-14(a)  Certification  as adopted  pursuant to

--------
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

               Section 302 of the Sarbanes Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b)  Reports on Form 8-K

          Four Current Reports on Form 8-K were filed by us during the quarter ended June 30, 2003 as follows:

          (i)      Date of Report:     April 29, 2003
                   Item reported:      4

          (ii)     Date of Report:     May 27, 2003
                   Items reported:     7, 9

          (iii)    Date of Report:     May 28, 2003
                   Items reported:     2, 7

          (iv)     Date of Report:     June 11, 2003
                   Items reported:     5, 7

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DCAP GROUP, INC.



Dated: August 6, 2003                       By: /s/ Barry Goldstein
                                               ---------------------------------
                                               Barry Goldstein
                                               President, Chairman of the Board,
                                               Chief Executive Officer, Chief
                                               Financial Officer and Treasurer
                                               (Principal Executive, Financial
                                               and Accounting Officer)