Form 10QSB
period 2003-09-30
DCAP GROUP INC/
filed 2003-11-13
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                                --------------------  ------------------------

Commission File Number:  0-1665
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,353,402 shares as of October 31, 2003.

     Transitional Small Business Disclosure Format (check one):

Yes               No   X
   ------           -------

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheet - September 30, 2003 (Unaudited)

          Condensed Consolidated Statements of Income - Nine months ended September 30, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Income - Three months ended September 30, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2003 and 2002 (Unaudited)

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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                             September 30, 2003
                                                             ------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                     $  1,137,699
  Accounts receivable, net of allowance for doubtful
     accounts of $58,190                                           1,174,360
  Finance contracts receivable, net of deferred interest
      of $1,226,706 and allowance for doubtful accounts
      of $85,495                                                  11,819,646
  Prepaid expenses and other current assets                          315,044
  Deferred tax asset                                                 200,000
                                                               -------------
Total current assets                                              14,646,749
                                                               -------------
PROPERTY AND EQUIPMENT, net                                          367,706
                                                               -------------

OTHER ASSETS:
  Goodwill                                                         1,104,551
  Other intangibles, net                                             369,519
  Deposits and other assets                                          357,079
                                                               -------------
Total other assets                                                 1,831,149
                                                               -------------
                                                                 $16,845,604
                                                               =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   776,901
  Premiums payable                                                 5,830,101
  Current portion of long-term debt                                  125,000
  Current portion of capital lease obligations                        47,187
  Revolving loan                                                   2,617,461
  Deferred revenue                                                    45,259
  Debentures payable                                                 154,200
                                                               -------------
Total current liabilities                                          9,596,109
                                                               -------------

LONG-TERM DEBT                                                     3,860,000
                                                               -------------
CAPITAL LEASE OBLIGATIONS                                              8,047
                                                               -------------
DEFERRED REVENUE                                                      21,321
                                                               -------------
MANDATORILY REDEEMABLE PREFERRED STOCK                               904,000
                                                               -------------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued 16,068,018                           160,680
  Preferred Stock, $.01 par value; authorized 1,000,000
     shares; 0 shares issued and outstanding                              -
  Capital in excess of par                                       10,389,409
  Deficit                                                        (7,165,307)
                                                               ------------
                                                                  3,384,782
Treasury Stock, at cost, 3,714,616                                 (928,655)
                                                               ------------
                                                                  2,456,127
                                                               ------------
                                                                $16,845,604
                                                               ============
See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Nine months ended
                                                                      September 30,
                                                            ------------------------------
                                                                 2003             2002
                                                            ------------     -------------
Revenues:
    Commissions and fees                                    $  4,600,853     $   1,276,675
    Premium finance revenue                                    1,074,406           855,668
                                                            ------------     -------------
         Total revenues                                        5,675,259         2,132,343
                                                            ------------     -------------

Operating Expenses:
    Selling, general and administrative                        4,675,907         1,690,345
    Depreciation and amortization                                165,189            95,803
                                                            ------------     -------------
         Total operating expenses                              4,841,096         1,786,148
                                                            ------------     -------------

Operating Income                                                 834,163           346,195

Other (Expense) Income:
    Interest income                                                7,597             1,822
    Interest expense                                            (137,613)          (44,193)
    Interest expense -
        mandatorily redeemable preferred stock                   (18,833)                -
    Gain on sale of stores                                        89,700                 -
    Gain on sale of book of business                              88,962                 -
                                                            ------------     -------------
                                                                  29,813           (42,371)
                                                            ------------     -------------
Income before income taxes
    and minority interest                                        863,976           303,824
(Benefit) provision for income taxes                            (182,922)            8,283
                                                            ------------     -------------

Income before minority interest                                1,046,898           295,541
Minority interest                                                      -             1,936
                                                            ------------     -------------

Income from continuing operations                              1,046,898           293,605

Discontinued operations:
    (Loss) income from discontinued operations                   (46,096)           49,438
                                                            ------------     -------------

Net income                                                  $  1,000,802     $     343,043
                                                            ============     =============

Net income per common share:
  Basic:
    Income from continuing operations                       $       0.08     $        0.03
    (Loss) income from discontinued operations                     (0.00)             0.00
                                                            ------------     -------------
         Net income                                         $       0.08     $        0.03
                                                            ============     =============
  Diluted:
    Income from continuing operations                       $       0.07     $        0.03
    (Loss) income from discontinued operations                     (0.00)             0.00
                                                            ------------     -------------
         Net income                                         $       0.07     $        0.03
                                                            ============     =============

Weighted average number of shares outstanding:
    Basic                                                     12,353,402        11,474,281
                                                            ============     =============
    Diluted                                                   13,405,441        11,656,367
                                                            ============     =============

See notes to condensed consolidated financial statements.

                        DCAP GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three months ended
                                                                   September 30,
                                                         -------------------------------
                                                             2003               2002
                                                         ------------      -------------
Revenues:
    Commissions and fees                                 $  1,585,191      $     577,440
    Premium finance revenue                                   377,134            428,572
                                                         ------------      -------------
         Total revenues                                     1,962,325          1,006,012
                                                         ------------      -------------

Operating Expenses:
    Selling, general and administrative                     1,732,745            702,057
    Depreciation and amortization                              90,271             36,063
                                                         ------------      -------------
         Total operating expenses                           1,823,016            738,120
                                                         ------------      -------------

Operating Income                                              139,309            267,892

Other (Expense) Income:
    Interest income                                             2,794                624
    Interest expense                                         (103,819)           (15,293)
    Interest expense -
        mandatorily redeemable preferred stock                (11,041)                 -
    Gain on sale of book of business                           88,962                  -
                                                         ------------      -------------

                                                              (23,104)           (14,669)
                                                         ------------      -------------
Income before income taxes and minority interest              116,205            253,223
(Benefit) provision for income taxes                         (188,586)             7,860
                                                         ------------      -------------

Income from continuing operations                             304,791            245,363

Discontinued operations:
    Income from discontinued operations                             -             10,381
                                                         ------------      -------------

Net income                                               $    304,791      $     255,744
                                                         ============      =============

Net income per common share:
  Basic:
    Income from continuing operations                    $       0.02      $        0.02
    Income from discontinued operations                          0.00               0.00
                                                         ------------      -------------
         Net income                                      $       0.02      $        0.02
                                                         ============      =============
  Diluted:
    Income from continuing operations                    $       0.02      $        0.02
    Income from discontinued operations                          0.00               0.00
                                                         ------------      -------------
         Net income                                      $       0.02      $        0.02
                                                         ============      =============

Weighted average number of shares outstanding:
    Basic                                                  12,353,402         11,712,098
                                                         ============      =============
    Diluted                                                14,058,179         12,105,812
                                                         ============      =============

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended
                                                                                September 30,
                                                                       ------------------------------
                                                                             2003            2002
                                                                       --------------   -------------
Cash flows from operating activities:
  Net income                                                           $  1,000,802     $    343,043
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                          165,189          107,416
     Provision for bad debts                                                 42,098            8,819
     Gain on sale of stores                                                 (89,700)               -
     Gain on sale of book of business                                       (88,962)               -
     Deferred income tax benefit                                           (200,000)               -
     Minority interest                                                            -            1,936
     Changes in operating assets and liabilities:
       Decrease (increase) in assets:
         Finance contracts receivable                                   (11,819,646)               -
         Accounts receivable                                               (478,848)         (67,351)
         Prepaid expenses and other current assets                         (222,475)           7,696
         Deposits and other assets                                          (82,745)          (5,434)
       Increase (decrease) in liabilities:
         Premiums payable                                                 5,830,101                -
         Accounts payable and accrued expenses                               91,107          (80,989)
         Deferred revenue                                                   (25,296)         (23,131)
                                                                       ------------     ------------
     Net cash (used in) provided by operating activities                 (5,878,375)         292,005
                                                                       ------------     ------------

Cash flows from investing activities:
  Decrease in notes receivable - net                                         19,441            4,667
  Acquisition costs on purchase of AIA stores                               (39,039)               -
  Proceeds from disposition of discontinued subsidiary                      500,000                -
  Proceeds on sale of DCAP stores                                           141,383                -
  Proceeds on sale of book of business                                      112,925                -
  Purchase of property and equipment                                        (74,535)         (10,023)
  Acquisition of Barry Scott Companies                                            -         (325,000)
  Acquisition of minority interest                                                -          (40,000)
  Proceeds from sale of property and equipment                                    -           36,610
                                                                       ------------     ------------
    Net cash provided by (used in) investing activities                     660,175         (333,746)
                                                                       ------------     ------------

Cash flows from financing activities:
  Principal payment of long-term debt and
    capital lease obligations                                              (368,965)         (84,943)
  Proceeds from long-term debt                                            3,500,000                -
  Proceeds from revolving loan                                            3,387,479                -
  Payments on revolving loan                                               (770,018)               -
  Proceeds from private placement                                                 -          500,000
  Decrease in due to officer                                                      -          (33,333)
                                                                       ------------     ------------
    Net cash provided by financing activities                             5,748,496          381,724
                                                                       ------------     ------------

Net increase in cash and cash equivalents                                   530,296          339,983
Cash and cash equivalents, beginning of period                              607,403          220,774
                                                                       ------------     ------------
Cash and cash equivalents, end of period                                 $1,137,699     $    560,757
                                                                       ============     ============

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002.

     The results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     Prior to July 14, 2003, premium financing fee revenue was earned based upon the origination of premium finance contracts sold by agreement to third parties. The contract fee gave consideration to an estimate as to the collectability of the loan amount. Periodically, actual results were compared to estimates previously recorded, and adjusted accordingly.

     On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts. To accomplish this, we obtained a credit facility and commenced recording interest and fee-based revenue over the life of each loan (generally 10 or 11 months) and expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one-time fee per contract (as we did prior to July 14, 2003), we are now recording income and expense over the life of each contact, as well as receivables and payables relating to the operations of a premium finance company. We are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

     c.   Website Development Costs
          -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $40,500 and -0- in such costs was incurred during the nine months ended September 30, 2003 and 2002, respectively.

     d.   Reclassifications
          -----------------

     Certain reclassifications have been made to the consolidated financial statements for the nine months ended September 30, 2002 to conform with the classifications used for the nine months ended September 30, 2003.

3.   Acquisition of AIA Acquisition Corp.
     ------------------------------------

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

     The following pro forma results were developed assuming the acquisition of AIA had occurred on January 1, 2002:

                                           Nine months ended
                                             September 30,
                                       --------------------------
                                          2003            2002
                                          ----            ----

     Revenues                          $6,088,303      $3,110,159
     Income from
       continuing operations            1,058,119         364,962
     Income from continuing
       operations per share                  0.09            0.03

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

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the nine months ended September 30, 2003 and 2002.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Nine Months Ended                       Premium
     September 30, 2003       Insurance      Finance     Other(1)       Total
     ----------------------  ----------    -----------   ---------   -----------

     Revenues from external
          customers          $4,600,853    $ 1,074,406        -      $ 5,675,259
     Interest income              1,223           -          6,374         7,597
     Interest expense            63,795         92,651        -          156,446
     Depreciation and
         amortization           118,848         46,341        -          165,189
     Segment profit (loss)      795,501        604,361    (352,964)    1,046,898
     Segment assets           3,046,295     12,598,948   1,200,361    16,845,604
     ------------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Nine Months Ended                      Premium
     September 30, 2002       Insurance     Finance      Other(1)       Total
     ----------------------  ----------     --------     --------     ----------

     Revenues from external
       customers             $1,276,675     $855,668         -        $2,132,343
     Interest income              1,534         -             288          1,822
     Interest expense            44,193         -            -            44,193
     Depreciation and
       amortization              95,803         -            -            95,803
     Segment (loss) profit      (29,814)     669,741     (346,322)       293,605
     Segment assets           2,000,784      250,464      366,029      2,617,277
     ----------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

5.   Stock Options
     -------------

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                      2003             2002
                                                      ----             ----

     Net income, as reported                       $1,000,802        $343,043

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax
     effects                                           59,000         352,000
                                                   ----------        --------

     Pro forma net income (loss)                   $  941,802        $ (8,957)
                                                   ==========        ========

     Net income (loss) per share:
              Basic -as reported                   $     0.08        $   0.03
                                                   ----------        --------
              Basic -pro forma                     $     0.08        $  (0.00)
                                                   ----------        --------

              Diluted- as reported                 $     0.07        $   0.03
                                                   ----------        --------
              Diluted- pro forma                   $     0.07        $  (0.00)
                                                   ----------        --------

6.   Sale of Stores and Book of Business
     -----------------------------------

     During the nine months ended September 30, 2003, we sold two of our retail offices (part of our Insurance segment) and the book of business relating to one store for cash consideration aggregating approximately $254,000 and a note receivable of approximately $97,000. These sales resulted in a gain of approximately $178,000. The assets included accounts receivable of approximately $97,000, goodwill with a carrying amount of $57,000, and fixed assets with a carrying amount of approximately $10,000. In addition, concurrently with the sale of the two retail stores, the purchasers entered into franchise agreements with us.

7.   Income Taxes
     ------------

     Our tax benefit for the three and nine months ended September 30, 2003 reflects the anticipated utilization of net operating loss carryforwards that had previously been fully reserved. We also reversed approximately 50% of the valuation allowance relating to the net operating loss carryforward not subject to Internal Revenue Code Section 382.

8.   Credit Facilities:
     ------------------

     In July, 2003, in connection with our premium finance operations, we obtained an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. ("M&T") that is due in July, 2005. Interest on this line is payable at the rate of prime plus 1.5%. Concurrently, we obtained a $3,500,000 secured subordinated loan, that is repayable in January, 2006 and carries interest at the rate of 12-5/8% per annum. In connection with the

     $3,500,000 debt financing, we issued warrants for the purchase of 525,000 shares of our Common Stock at an exercise price of $1.25 per share. The warrants expire on January 10, 2006. The fair value of the warrants has been capitalized as loan origination costs, and is being charged to operations over the life of the loan.

     The loan agreement with M&T required Barry Goldstein, our Chairman and CEO, to personally guaranty the repayment of $2,500,000 of the loans made by M&T. In consideration of this guaranty, we agreed to pay to Mr. Goldstein $50,000 per annum while the guaranty is outstanding.

     Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
               ----------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Results of Operations

     Our net income for the nine months ended September 30, 2003 was $1,000,802 as compared to $343,043 for the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, revenues from our insurance-related operations were $4,600,853 as compared to $1,276,675 for the nine months ended September 30, 2002. The increase in revenues was generally due to revenues from the Barry Scott Companies, Inc., which we acquired on August 30, 2002, and AIA Acquisition Corp. whose assets we acquired effective May 1, 2003.

     Premium finance revenues increased $218,738 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as indicated by the following table:

                                                          2003          2002
                                                          ----          ----

           Revenue from sale of receivables            $  683,497     $855,668
           Interest and late fee revenue                  390,909            0
                                                       ----------     --------

                    Total                              $1,074,406     $855,668
                                                       ==========     ========

     This increase was primarily the result of higher average premiums being financed during the first two quarters of 2003. On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts. To accomplish this, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Company ("M&T") to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. On July 14, 2003, we began utilizing these credit facilities and commenced recording interest and fee-based revenue over the life of each loan (generally 10 or 11 months) and expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one-time fee per contract (as we did prior to July 14, 2003), we are now recording income and expense over the life of each contract. This resulted in a reduction in premium finance revenue in the third quarter of 2003 as compared to the third quarter of 2002 and the second quarter of 2003 and partially offset the increases from the initial two quarters of 2003. It will take approximately four months of operations under the new method to realize the same income as the previous method.

     Our selling, general and administrative expenses for the nine months ended September 30, 2003 were $2,985,562 more than for the nine months ended September 30, 2002. This increase was primarily due to the expenses of the Barry Scott Companies acquired on August 30, 2002 and AIA Acquisition Corp. whose assets were acquired effective May 1, 2003.

     Our depreciation and amortization expense and our interest expense for the nine months ended September 30, 2003 were $69,386 and $93,420 more, respectively, than for the nine months ended September 30, 2002. The increases were primarily the result of our recording amortization of costs associated with obtaining the financing discussed above as well as the interest expense incurred thereon.

     During the nine months ended September 30, 2003, we issued redeemable Preferred Stock in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $18,833. No Preferred Stock was outstanding during the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, we sold two of our stores and the book of business relating to one store, resulting in a gain of $178,662. No such sales occurred during the nine months ended September 30, 2002.

     Our tax benefit for the nine months ended September 30, 2003 was $182,922 as opposed to a tax provision of $8,283 for the nine months ended September 30, 2002. The difference represents the reversal of approximately 50% of the valuation allowance relating to certain net operating loss carryforwards previously reserved.

     Our insurance-related operations, on a stand-alone basis, generated a net profit of $795,501 during the nine months ended September 30, 2003 as compared to a loss of $29,814 during the nine months ended September 30, 2002. Our premium finance operations, on a stand-alone basis, generated a net profit of $604,361 during the nine months ended September 30, 2003 as compared to a net profit of $669,741 during the nine months ended September 30, 2002. Losses from corporate-related items not allocable to reportable segments were $352,964 during the nine months ended September 30, 2003 as compared to $346,322 during the nine months ended September 30, 2002.

     In January  2003,  we  discontinued  the  operations  of the  International
Airport Hotel in San Juan, Puerto Rico. During the nine months ended September 30, 2003, this discontinued operation generated a net loss of $46,096 as compared to a net profit of $49,438 during the nine months ended September 30, 2002.

         Liquidity and Capital Resources

     As of September 30, 2003, we had $1,137,699 in cash and cash equivalents and working capital of $5,050,640. As of December 31, 2002, we had $607,403 in cash and cash equivalents and working capital of $904,232.

     During the nine months ended September 30, 2003, our cash and cash equivalents increased by $530,296. This was due to the following:

          o We received loan proceeds of $6,887,479, and made payments due on these obligations and capital lease payments aggregating $1,138,983, resulting in a net increase of $5,748,496 from our financing activities.
          o We disposed of our Hotel segment for $500,000, as well as certain other assets, resulting in an increase in cash from investing activities of $660,175.
          o We used net cash of $5,878,375 in our operating activities. This was primarily due to an increase in our finance contracts receivable of $11,819,646, offset by an increase in premiums payable of $5,830,101 and our net income for the period of $1,000,802.

Item 3. CONTROLS AND PROCEDURES
        -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          On July 10, 2003, we borrowed an aggregate of $3,500,000 from lenders (collectively, the "Lenders") in a private offering of secured subordinated debt. In connection with the borrowing, we issued warrants to the Lenders for the purchase of an aggregate of 525,000 shares of our Common Stock (collectively, the "Warrants"). The Warrants are exercisable through January 10, 2006 at an exercise price of $1.25 per share.

          The above offering of Warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based on the following: (i) each of the Lenders represented that it was an "accredited investor"; (ii) each represented that it acquired the Warrants for its own account; (iii) the certificate representing the Warrants bears a restrictive legend permitting transfer only upon the registration of the Warrants or pursuant to an exemption from such registration requirements; and
(iv) we did not offer or sell the Warrants by any form of general solicitation or general advertising.

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

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits
          --------

          3(a) Certificate of Incorporation, as amended1

          3(b) By-laws, as amended1

          31   Rule  13a-14(a)/15d-14(a)  Certification  as adopted  pursuant to
               Section 302 of the Sarbanes Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

--------
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

     (b)  Reports on Form 8-K
          -------------------

          Four Current Reports on Form 8-K were filed by us during the quarter ended September 30, 2003 as follows:

          (i)   Date of Report:     July 7, 2003
                Items reported:     5 and 7

          (ii)  Date of Report:     July 14, 2003
                Items reported:     5 and 7

          (iii) Date of Report:     May 28, 2003 (Amendment)
                Item reported:      7

          (iv)  Date of Report:     August 7, 2003
                Items reported:     7 and 12

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DCAP GROUP, INC.



Dated: November 12, 2003               By: /s/ Barry Goldstein
                                          ------------------------------------
                                          Barry Goldstein
                                          President, Chairman of the Board,
                                          Chief Executive Officer, Chief
                                          Financial Officer and Treasurer
                                          (Principal Executive, Financial and
                                          Accounting Officer)