Form 10KSB
period 2003-12-31
DCAP GROUP INC/
filed 2004-03-11
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

          (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                           -----------------

          ( )  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                         ---------    ---------

          Commission file number         0-1665
                                -----------------------

                                DCAP GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                              36-2476480
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                               Identification No.)

1158 Broadway, Hewlett, New York                               11557
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

          Issuer's telephone number          (516) 374-7600
                                   ----------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
                none
        --------------------           -----------------------------------------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

     State issuer's revenues for its most recent fiscal year: $8,685,751

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,166,976 as of February 29, 2004.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,353,402 shares as of February 29, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format:   Yes     No  X
                                                          --     --

                                     INDEX

                                                                                                   Page No.
                                                                                                   --------

Forward-Looking Statements................................................................................1

PART I

Item 1.      Description of Business......................................................................2

Item 2.      Description of Property.....................................................................10

Item 3.      Legal Proceedings...........................................................................10

Item 4.      Submission of Matters to a Vote of Security Holders.........................................11

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters....................................12

Item 6.      Management's Discussion and Analysis or Plan of Operation...................................13

Item 7.      Financial Statements........................................................................22

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................22

Item 8A.     Controls and Procedures.....................................................................22

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...........................................23

Item 10.     Executive Compensation......................................................................25

Item 11.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.................................................................27

Item 12.     Certain Relationships and Related Transactions..............................................30

PART IV

Item 13.     Exhibits, List and Reports on Form 8-K......................................................32

Item 14.     Principal Accountant Fees and Services......................................................35

Signatures

                                     PART I
                                     ------

Forward-Looking Statements
--------------------------

     This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under "Factors That May Affect Future Results and Financial Condition". Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

(a)  Business Development
     --------------------

     General

     We operate two lines of business:

     o franchising, ownership and operation of storefront insurance agencies under the DCAP, Barry Scott and Atlantic Insurance brand names

     o premium financing of insurance policies for our DCAP, Barry Scott and Atlantic Insurance clients as well as clients of non-affiliated entities

     Our business strategy anticipates the utilization and expansion of our distribution network and delivery of insurance-related services through this network. Pursuant to this strategy, we have

     o    granted franchises for the use of the DCAP trade name

     o sold our interest in a number of storefronts but retained them as DCAP franchises

     o as discussed below, purchased Barry Scott Companies, Inc., which has 19 store locations, and the assets of AIA Acquisition Corp., which has five store locations that operate under the Atlantic Insurance brand name

     o    changed  our  business  model  with  respect  to our  premium  finance
          operations  from  selling  finance   contracts  to  third  parties  to
          internally financing those contracts

     Developments During 2003

     The following material events occurred during 2003:

     o Effective May 1, 2003, we acquired substantially all of the assets of AIA Acquisition Corp., an insurance brokerage firm with five offices located in eastern Pennsylvania that operate under the Atlantic Insurance brand. The acquisition allows for the expansion of our geographical footprint outside New York State and allows for us to capitalize on operational and administrative efficiencies. See Item 13 of this Annual Report.

     o In July 2003, in connection with the change in our premium finance operations business model, as discussed above, we obtained an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. that is due in July 2005. Interest on this loan is payable at the rate of prime plus 1.5%. Concurrently, we obtained a $3,500,000 secured subordinated loan, that is repayable in January 2006 and carries interest at the rate of 12-5/8% per annum. In connection with the $3,500,000 debt financing, we issued warrants for the purchase of 525,000 common shares at an exercise price of $1.25 per share. The warrants expire on January 10, 2006.

     Developments During 2002

     The following material events occurred during 2002:

     o On August 30, 2002, we purchased Barry Scott Companies, Inc. from a subsidiary of the insurance carrier, The Progressive Corporation. Through the acquisition, we added 20 new locations, 18 of which are located north of Westchester County, New York and outside the DCAP footprint. In 2003, one of the acquired stores was damaged by fire and not reopened.

          The purchase price was $850,000, of which $325,000 was paid at closing. The balance of the purchase price is payable as follows: (i) $125,000 on August 30, 2004, (ii) $125,000 on August 30, 2005, and
          (iii)  $275,000  on August 30,  2006 (of which  $40,000 was prepaid in
          2003). As security for the payment of the installments and other obligations under the acquisition agreement, a security interest was granted to Progressive in the shares of stock acquired and in the assets of Barry Scott and its subsidiaries.

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

     Developments During 2001

     The following material events occurred during 2001:

     o Barry B. Goldstein was elected our President, Chairman of the Board and Chief Executive Officer. See Item 9 of this Annual Report.

     o We entered into agreements with Kevin Lang, Abraham Weinzimer and Morton L. Certilman, each then one of our executive officers, to sell them a total of eight of our DCAP stores for an aggregate cash consideration of $767,000.

     o    We  repurchased  an aggregate of 3,714,616  common shares from Messrs.
          Lang  and  Weinzimer  in   consideration   of  the   cancellation   of
          indebtedness owed to us by them in the aggregate amount of $928,654.

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

     There are 69 store locations owned or franchised by us of which 63 are located in New York State. In the New York metropolitan area, there are 44 DCAP franchises, one joint venture DCAP store and one Barry Scott location. There are also 18 Barry Scott locations outside the New York metropolitan area, primarily in central New York State and five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott and Atlantic Insurance locations are wholly-owned by us.

     The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores serve as an insurance company and therefore do not assume underwriting risks.

     Through our wholly-owned  subsidiary,  Payments Inc., we provide  insurance premium financing services to our DCAP, Barry Scott and Atlantic Insurance locations as well as non-affiliated insurance agencies. Payments Inc. is licensed by the New York State Department of Banking as an insurance premium finance agency and has been granted permission to conduct business in Pennsylvania and New Jersey.

     We also offer automobile club services for roadside emergencies. Income tax preparation services are also offered in connection with the operation of the DCAP stores.

     We were incorporated in 1961 and changed our name from EXTECH Corporation to DCAP Group, Inc. in 1999.

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

     During the fiscal year ended December 31, 2003, approximately 90% of our insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.


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

     Franchises currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Additional fees are payable if the franchisee desires to obtain training and software in connection with income tax preparation services. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a twelve month period from the date on which the storefront opens for business. Monthly fees payable by franchisees constituted approximately 7% of our insurance revenues during the year ended December 31, 2003.

     Automobile Club

     As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

     During fiscal 2003, fees received in connection with automobile club services constituted approximately 3% of our insurance revenues.

     Income Tax Return Preparation

     A number of our franchise locations provide income tax return preparation services. The tax return preparation service allows us to offer an additional service to the walk-in customers who comprise the bulk of our customer base, as well as to existing customers. We have also obtained the right to receive calls placed to "1-800-INCOME TAX" as a way to increase our tax preparation business.

     During fiscal 2003, fees received in connection with income tax return preparation were nominal.

     Structure and Operations

     As stated above, we currently have 69 offices, of which 44 are franchises, 24 are wholly-owned, and one is a joint venture. Our franchises and joint venture office consist of both "conversion" and "startup" operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned and joint venture offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

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

     Premium Financing

     Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. Our wholly-owned subsidiary, Payments Inc., is licensed by the New York State Banking Department as a premium finance agency and has been granted permission to conduct business in Pennsylvania and New Jersey.

     In a typical premium finance arrangement, we lend the amount of the premium (minus the customer's down payment) to the customer and pay it to the insurance company on behalf of the customer. The customer makes periodic payments to us over the term of the finance agreement (generally nine to ten months). We strive to design our payment plans so that the balance of the principal of the loan is at all times less than the amount of the unearned portion of the insurance premiums being financed, which backs the loan. We also seek to mitigate risk by acting on a timely basis to request cancellation of the policy if the policyholder defaults on his or her obligation to repay the premium finance loan.

     If the policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under our premium finance agreement, the policyholder assigns this right to us to secure his or her obligations under the loan. If the policyholder fails to make a payment, we have the right to request that the insurance company cancel the policy and pay to us the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to us, then we return the excess amount to the policyholder in accordance with applicable law.

     The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate we may charge our customers for financing their premiums is limited by these state statutes. See "Government Regulation."

     Reference is made to Items 1(a) and 6 of this Annual Report for a discussion of the line of credit and subordinated debt that we utilize in connection with our premium finance operations.

     Strategy

     In order to achieve our goal of utilizing and expanding our distribution network and delivering insurance-related services through this network, we currently have the following four-pronged business strategy:

     o promote franchise sales by providing proprietary products and services that may not be available elsewhere

     o acquire storefront agencies in the Northeast in order to expand our geographical footprint

     o increase the size of our premium finance business, both within and outside the DCAP storefronts, including the introduction of our business in other states

     o seek to expand our operations by acquiring businesses or other assets which we believe will complement or enhance our business

     In seeking to promote franchise sales, we pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP, Barry Scott and Atlantic Insurance offices to advertise in various editions of telephone directories and in other media.

     We utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP, Barry Scott or Atlantic Insurance office nearest the call (based on the zip code of the caller) for handling. We are promoting "1-800-INSURANCE" in our current markets and intend to utilize such numbers in the future as our market expands.

     During 2004, we will continue to seek to acquire additional locations in order to further capitalize on existing proprietary services, relationships with carriers and the increased premium finance activity.


     As indicated above, one of our strategies involves the growth of our premium finance business. As the number of insurance companies participating voluntarily in the non-standard automobile market has significantly decreased, there has been an offsetting increase in the size of the involuntary market. Thus, there are many more automobile policies written through the "assigned risk" New York Automobile Insurance Plan than in the recent past. This plan provides for limited finance options, and the insurance premiums have increased dramatically in recent years. Thus, unless the insured can pay the premium in full at the time of the application for insurance, or can provide a large down payment and be capable of paying the balance over a short period of time, there is a need for premium financing. We offer the insured a reduced downpayment, and the ability to spread the balance over a ten-month period. We are licensed to provide premium finance services in New York, New Jersey and Pennsylvania.

     Our  final  strategy   involves  the  expansion  of  our  operations   into
complementary areas. We continually explore such opportunities as a means to enhance our business.

     Competition

     We compete with numerous insurance agents and brokers in our market. The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. Since the great majority of the automobile policies issued in our market emanate from the "assigned risk" New York State Automobile Insurance Plan which provides for fixed premiums for a given geographical area, there is little price competition between us and other agents and brokers. As the number of voluntary carriers has declined, the differentiation between us and our competition has narrowed.

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

     Government Regulation

     Our premium finance subsidiary, Payments Inc., is regulated by governmental agencies in states in which it conducts business. The regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, vary by jurisdiction, but usually, among other matters, involve:

     o regulating the interest rates, fees and service charges we may charge our customers

     o    imposing   minimum  capital   requirements  for  our  premium  finance
          subsidiary or requiring surety bonds in addition to or as an alternative to such capital requirements

     o    governing the form and content of our financing agreements

     o prescribing minimum notice and cure periods before we may cancel a customer's policy for non-payment under the terms of the financing agreement

     o prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer's premium finance account, and, if applicable, returning any refund due to our customer

     o requiring our premium finance company to qualify for and obtain a license and to renew the license each year

     o conducting periodic financial and market conduct examinations and investigations of our premium finance company and its operations

     o requiring prior notice to the regulating agency of any change of control of our premium finance company

     Employees

     We employ approximately 72 persons. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     Our principal executive offices are located at 1158 Broadway, Hewlett, New York, our central processing offices are located at 1762 Central Avenue, Albany, New York and the administrative offices of Payments Inc. are located at 1154 Broadway, Hewlett, New York.

     Our 19 Barry Scott offices are located in upstate New York (with the exception of one located in the New York metropolitan area). Our five Atlantic Insurance offices are located in eastern Pennsylvania. We also have one joint venture DCAP store that is located in Greenbrook, New Jersey.

     Our 25 wholly-owned or joint venture storefront locations and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2011. The current yearly aggregate base rental for the offices is approximately $309,000.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     As described in Item 1(a) of this Annual Report, in August 2002, we acquired Barry Scott Companies, Inc. from a subsidiary of The Progressive Corporation. In 1998, Barry Scott Companies, Inc. had acquired all of the outstanding stock of Aard-Vark Agency, Ltd. Accordingly, we acquired Aard-Vark as part of our acquisition of Barry Scott Companies, Inc. On January 21, 2003, Aard-Vark commenced an action against Barnett Prager, Anita Prager and All About Security, Inc. in Supreme Court of the State of New York, Queens County. Aard-Vark alleges claims based on breach of an employment agreement. In response, on April 28, 2003, the defendants served counterclaims against Aard-Vark in which they allege breach of contract, breach of implied covenant of good faith and fair dealing, misrepresentation and breach of fiduciary duty. The defendants seek damages of up to $2,000,000 for each of several claims against Aard-Vark. Pursuant to the terms of the agreement whereby we acquired Barry Scott Companies, Inc., Progressive agreed to indemnify and defend us from any claims or liabilities arising in connection with the transaction by which Aard-Vark was acquired by Barry Scott Companies, Inc. Progressive has assigned counsel to defend the counterclaims against Aard-Vark.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Our Annual Meeting of Stockholders was held on October 30, 2003. The following is a description of the matters voted upon at the meeting and a listing of the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for director.

     1.   Election of Board of Directors.

                                             Number of Shares
                                             ----------------
                                       For                  Withheld
                                       ---                  --------

          Barry B. Goldstein         8,530,156                6,321
          Morton L. Certilman        8,530,571                5,906
          Jay M. Haft                8,530,671                5,806
          Robert Wallach             8,530,131                6,346

     2. Approval of a proposal to authorize our Board of Directors to effect a reverse split (between 1 for 3 and 1 for 10) if determined necessary in its sole discretion.

          For                        7,684,429
          Against                      198,679
          Abstain                      653,369
          Broker Non-Vote                 -

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

(a)  Market Information
     ------------------

     Our common shares are quoted on the OTC Bulletin Board under the symbol "DCAP."

     Set forth below are the high and low bid prices for our common shares for the periods indicated, as reported on the Bulletin Board. The prices set forth are prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer. The prices may not necessarily reflect actual transactions.

                                              High              Low
                                              ----              ---

2003 Calendar Year
------------------

First Quarter                                 $ .51             $.25
Second Quarter                                  .65              .32
Third Quarter                                  1.21              .53
Fourth Quarter                                 1.02              .81

2002 Calendar Year
------------------

First Quarter                                 $ .28             $.22
Second Quarter                                  .30              .23
Third Quarter                                   .43              .28
Fourth Quarter                                  .52              .25

(b)  Holders
     -------

     As of March 4, 2004, there were approximately 1,586 record holders of our common shares.

(c)  Dividends
     ---------

     Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. There are also outstanding 904 Series A preferred shares. These shares are entitled to cumulative aggregate dividends, effective as of May 1, 2003, of $45,200 per annum (5% of their liquidation preference of $904,000). No dividends may be paid on our common shares unless an equivalent pro rata payment is made to the holders of the Series A preferred shares on the accumulated and unpaid dividends payable to such holders at such time.

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

(d)  Recent Sales of Unregistered Securities
     ---------------------------------------

     Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

     Overview

     We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., and five Atlantic Insurance locations acquired through our May 2003 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 44 franchised DCAP locations.

     Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowner's insurance and our customer base is primarily individuals rather than businesses.

     The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores serve as an insurance company and therefore do not assume underwriting risks. The stores also offer automobile club services for roadside assistance and income tax preparation services.

     Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that offers premium financing to clients of DCAP, Barry Scott and Atlantic Insurance offices, as well as non-affiliated insurance agencies. We currently operate within the states of New York, Pennsylvania and New Jersey.

     Critical Accounting Policies

     Our consolidated financial statements include accounts of DCAP Group, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

     Commission and fee income

     We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that are receivable annually, for which we recognize the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

     Franchise  fee  revenue  is  recognized  when   substantially  all  of  our
contractual requirements under the franchise agreement are completed.

     Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

     Finance income, fees and receivables

     Finance income consists of interest, service fees and delinquency fees. Finance income, other than delinquency fees, is recognized using the interest method or similar methods that produce a level yield over the life of each loan (generally nine to ten months). Delinquency fees are earned when collected. Upon cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

     Allowance for finance receivable losses

     Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used.

     Goodwill and intangible assets

     The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2003.

     Stock-based compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and report pro forma disclosures in our Form 10-KSB filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of common shares or stock options to our directors, officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

     Results of Operations

     Our net income from continuing operations for the year ended December 31, 2003 was $1,335,899 as compared to $698,475 for the year ended December 31, 2002.

     During the year ended December 31, 2003, revenues from our insurance-related operations were $6,354,920 as compared to $2,473,921 for the year ended December 31, 2002. The increase in revenues was generally due to revenues from the operation of the Barry Scott stores, which were acquired on August 30, 2002, and the Atlantic Insurance stores, which were acquired effective May 1, 2003.

     Premium finance revenues increased $1,021,023 during the year ended December 31, 2003 as compared to the year ended December 31, 2002 as indicated by the following table:

                                                2003                   2002
                                                ----                   ----

Revenue from sale of receivables            $   626,552          $1,309,808
Interest and late fee revenue                 1,704,279                   0
                                              ---------           ---------
                                            $ 2,330,831          $1,309,808

     During 2002 and the initial two quarters of 2003, we recognized premium finance revenue from the sale of the premium finance receivables to a third party and recorded a one-time fee per contract. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Co. to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. We then began utilizing these credit facilities and commenced recording interest and fee based revenue over the life of each loan and expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus rather than recording a one time fee per contract, we are recording income and expense over the life of each contract.

     Effective November 2003, we began providing premium finance services to our Barry Scott locations (following the expiration of a requirement that the locations use another provider), and effective March 2004, we will begin providing premium finance services to our Atlantic Insurance offices. These new sources of premium finance revenue should have a positive effect on our premium finance operations in 2004.

     Our general and administrative expenses for the year ended December 31, 2003 were $3,936,950 more than for the year ended December 31, 2002. This increase was primarily due to the expenses of the Barry Scott stores acquired on August 30, 2002 and the Atlantic Insurance stores acquired effective May 1, 2003.

     Our depreciation and amortization expense for the year ended December 31, 2003 was $146,904 more than for the year ended December 31, 2002. This increase was primarily the result of our recording amortization of costs associated with obtaining the financing discussed above.

     As a result of the change in our premium finance business model in July 2003 as discussed above, we incurred premium finance interest expense in 2003 while none was incurred in 2002.

     During the year ended December 31, 2003, we issued redeemable preferred shares in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $30,133. No preferred shares were outstanding during the year ended December 31, 2002.

     During the year ended December 31, 2003, we sold two of our stores and the book of business relating to one store, resulting in a gain of $178,662. No such sales occurred during the year ended December 31, 2002.

     Our insurance-related operations, on a stand-alone basis, generated a net profit of $1,298,868 during the year ended December 31, 2003 as compared to a net profit of $125,108 during the year ended December 31, 2002. The increased net profit was due to the operation of the Barry Scott and Atlantic Insurance stores. Our premium finance operations, on a stand-alone basis, generated a net profit of $839,311 during the year ended December 31, 2003 as compared to a net profit of $1,035,789 during the year ended December 31, 2002. The decreased net profit was the result of the change in business model discussed above and resulting longer period to recognize revenue. The net loss from corporate-related items not allocable to reportable segments was $802,280 during the year ended December 31, 2003 as compared to $462,422 during the year ended December 31, 2002 primarily due to increased executive compensation and professional fees.

     In January 2003, our subsidiary, IAH, Inc., discontinued the operations of the International Airport Hotel in San Juan, Puerto Rico. During the year ended December 31, 2003, this discontinued operation generated a net loss of $46,096 as compared to a net profit of $34,612 during the year ended December 31, 2002. In December 2002, IAH reached a verbal understanding with the Ports Authority of Puerto Rico, the owner of the hotel, pursuant to which IAH agreed to release all rights with respect to the hotel and vacate the premises. In consideration for IAH's agreement, in January 2003, the Ports Authority paid to IAH $500,000. The gain of $312,920 on the disposition of this discontinued subsidiary for the year ended December 31, 2002 is comprised of the $500,000 payment received, offset by assets written off, accrued close down expenses and a fee paid to one of our directors for his services in obtaining the settlement agreement.

     Liquidity and Capital Resources

     As of December 31, 2003, we had $1,349,304 in cash and cash equivalents and working capital of $5,168,694. As of December 31, 2002, we had $607,403 in cash and cash equivalents and working capital of $904,232.

     Cash and cash equivalents increased by $741,901 between December 31, 2002 and December 31, 2003 primarily due to the following:

     o Net cash provided by operating activities during the year ended December 31, 2003 was $7,077,764 primarily due to the following: (i) our net income for the year of $1,289,803, plus an increase in premiums payable of $6,530,219 (based upon the change in our premium finance business model as discussed above), plus an increase in accounts payable and accrued expenses of $530,298, offset by (ii) an increase in accounts receivable of $1,095,662.

     o We used $18,534,164 in investing activities during the fiscal year ended December 31, 2003 primarily due to the following: (i) an increase in our net finance contracts receivable of $19,084,161 (based upon the change in our premium finance business model as discussed above), offset by (ii) proceeds of $500,000 from the disposition of our interest in the International Airport Hotel in San Juan, Puerto Rico.

     o Net cash provided by financing activities during the year ended December 31, 2003 was $12,198,301 primarily due to the following: (i) proceeds of $17,769,118 from our revolving loan from Manufacturers and Traders Trust Co. for premium finance purposes, plus proceeds of $3,500,000 from long-term debt that was obtained concurrently to support our premium finance operations, offset by (ii) payments of $8,801,036 on the revolving loan.

     Our premium finance operations are financed pursuant to an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. The line of credit bears interest at the rate of prime plus 1.5%, matures on July 31, 2005 and is secured by substantially all of our assets. We can borrow against the line to the extent of 80% of eligible premium finance receivables. As of December 31, 2003, $8,968,082 was outstanding under the loan.

     Concurrently with the obtaining of the line of credit, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. The loan is repayable in January 2006 and carries interest at the rate of 12-5/8% per annum.

     We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

     Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

     Factors That May Affect Future Results and Financial Condition

     Based upon the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in this Annual Report.

     Because our core product is personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.

     Approximately 66% of our revenues for 2003 were commissions and fees from the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

     Because substantially all of our insurance-related operations are located in New York and Pennsylvania, our business may be adversely affected by conditions in these states.

     Substantially all of our insurance-related operations are located in the states of New York and Pennsylvania. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York or Pennsylvania, which could include fundamental changes to the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

     Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.

     The personal automobile insurance business is highly competitive. We compete with numerous other insurance agents and brokers in our market. The amount of capital required to commence operations as a broker or agent is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. We also compete with insurers, such as GEICO Insurance, that sell insurance policies directly to their customers.

     Some of our competitors, including those who provide premium finance services, have substantially greater financial and other resources than we have, and they may offer a broader range of products or offer competing products or services at lower prices. Our results of operations and financial condition could be materially and adversely affected by a loss of business to competitors offering similar insurance products or services at lower prices or having other competitive advantages.

     Our inability to refinance our current line of credit or obtain additional required financing would have an adverse effect on our premium finance revenue.

     The working capital needs of our premium finance subsidiary, Payments Inc., are substantially dependent on its line of credit agreement with Manufacturers and Traders Trust Co. that expires in July 2005. That agreement includes covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. In addition, the $3,500,000 of subordinated debt that supports our premium finance operations is due in January 2006. In the event we fail to meet our covenants or are unable to extend, refinance, replace or increase our bank line of credit and subordinated debt on economically feasible terms, our income and the marketability of our premium finance services would be adversely affected.

     If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

     Our future success will depend, in part, upon the efforts of Barry Goldstein, our Chief Executive Officer. The loss of Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. In addition, an event of default under our line of credit agreement will be triggered if Mr. Goldstein is no longer serving as our chief executive and chief operating officer. We have an employment agreement with Mr. Goldstein that expires on April 1, 2005. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

     The volatility of premium pricing and commission rates could adversely affect our operations.

     We currently derive most of our insurance-related revenues from commissions paid by insurance companies. The commission is usually a percentage of the premium paid by an insured. Insurance premiums are not determined by us. Historically, property and casualty premiums have been cyclical in nature and have displayed a high degree of volatility based on economic and competitive conditions. In times of expanded underwriting capacity of insurance companies, premium rates have decreased causing a reduction in the commissions payable to us. In addition, in many cases, insurance companies may seek to reduce their expenses by reducing the commission rates payable to insurance agents. We cannot predict the timing or extent of future changes in commission rates or premiums and therefore cannot predict the effect, if any, that such changes would have on our operations.

     We are subject to regulation that may restrict our ability to earn profits.

     Our premium finance subsidiary is subject to regulation and supervision by the financial institution departments in the states where it offers to finance premiums. Certain regulatory restrictions, including restrictions on the maximum permissible rates of interest for premium financing, and prior approval requirements may affect its ability to operate.

     The operations of our storefronts depend on their continued good standing under the licenses and approvals pursuant to which they operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. Such laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with broad discretion as to the granting, suspending, renewing and revoking of licenses and approvals.

     In addition, there are currently 44 DCAP franchises. The offering of franchises is regulated by both the federal government and some states, including New York.

     As a holding company, we are dependent on the results of operations of our operating subsidiaries and the regulatory and contractual capacity of our premium finance subsidiary to pay dividends to us.

     We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreement with Manufacturers and Traders Trust Co. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited.

     Our premium finance subsidiary is subject to capital requirements, and our failure to meet these standards could subject us to regulatory actions.

     Our premium finance subsidiary is subject to minimum capital requirements imposed under the laws of the states in which it conducts business. Failure to meet applicable minimum statutory capital requirements could subject our premium finance subsidiary to further examination or corrective action imposed by state regulators, including limitations on our engaging in finance activities, state supervision or even liquidation.

     A decline in the number of insurance companies offering insurance products in our markets would adversely affect our business.

     Based upon economic conditions and loss history, insurance companies enter and leave our market. A reduction in the number of available insurance products that we can offer to our customers would adversely affect our business.

     We may have difficulties in managing our expansion into new geographic markets, and we may not be successful in identifying agency acquisition candidates or integrating their operations.

     Our future growth plans include expanding into new states by acquiring the business and assets of local agencies. Our future growth will face risks, including risks associated with obtaining necessary licenses for our premium finance operations and our ability to identify agency acquisition candidates or, if acquired, to integrate their operations. In addition, we may acquire businesses in states in which market and other conditions may not be favorable to us.

     Our inability to identify and acquire agency acquisition candidates could hinder our growth by slowing down our ability to expand into new states. If we do acquire additional agencies, we could suffer increased costs, disruption of our business and distraction of our management if we are unable to integrate the acquired agencies into our operations smoothly. Our geographic expansion will also continue to place significant demands on our management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

     We may seek to expand through acquisitions of complementary businesses or other assets which involve additional risks that may adversely affect us.

     We continually seek to expand our operations by acquiring businesses or other assets which we believe will complement or enhance our business. We may also acquire or make investments in complementary businesses, products, services or technologies. In the event we effect any such acquisition, we may not be able to successfully integrate any acquired business, asset, product, service or technology in our operations without substantial costs, delays or other problems or otherwise successfully expand our operations. In addition, efforts expended in connection with such acquisitions may divert our management's attention from other business concerns. We also may have to borrow money to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources.

     We are materially dependent upon the operations of our third party premium finance servicing agent.

     The administration, servicing and collection of our premium finance receivables is handled by a third party. Our premium finance business is materially dependent upon the operations of such company in a professional manner, including the timely cancellation of insurance policies based upon the failure of the customer to pay a premium finance receivable installment.

     We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

     Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems as well as those of our premium financing servicing agent. We rely on these systems to support our operations, as well as to process new and renewal business, provide customer service, make claims payments, support premium financing activities, and facilitate collections and cancellations. The failure of these systems could interrupt our operations and result in a material adverse effect on our business.

     The enactment of tort reform could adversely affect our business.

     Legislation concerning tort reform is from time to time considered in the United States Congress and in several states. Among the provisions considered for inclusion in such legislation are limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress or by states in which we sell insurance could result in a reduction in the demand for liability insurance policies or a decrease in the limits of such policies, thereby reducing our commission revenues. We cannot predict whether any such legislation will be enacted or, if enacted, the form such legislation will take, nor can we predict the effect, if any, such legislation would have on our business or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------  ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES
--------  -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
------- ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

     Executive Officers and Directors

     The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

---------------------------------------- ------------ --------------------------------------------------------------


                 Name                         Age                      Positions and Offices Held
---------------------------------------- ------------ --------------------------------------------------------------

Barry B. Goldstein                           50       President, Chairman of the Board, Chief Executive Officer,
                                                      Chief Financial Officer, Treasurer and Director
---------------------------------------- ------------ --------------------------------------------------------------

Morton L. Certilman                          72       Secretary and Director
---------------------------------------- ------------ --------------------------------------------------------------

Jay M. Haft                                  68       Director
---------------------------------------- ------------ --------------------------------------------------------------

Robert Wallach                               51       Director
---------------------------------------- ------------ --------------------------------------------------------------

     Barry B. Goldstein

     Mr. Goldstein was elected our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. Since April 1997, he has served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Since 1982, he has served as President of Stone Equities, a consulting firm. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

     Morton L. Certilman

     Mr. Certilman served as our Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is affiliated with the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders' institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real

Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, and is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on "Real Property Titles." Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

     Jay M. Haft

     Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of that firm. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and marketing companies. He is a director of many public and private corporations, including Encore Medical Corporation and DUSA Pharmaceuticals, Inc., whose securities are traded on the Nasdaq Stock Market, and also serves on the Board of the United States-Russian Business Counsel. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a trustee of Florida International University Foundation and serves on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft received B.A. and LL.B. degrees from Yale University.

     Robert M. Wallach

     Mr. Wallach has served since 1993 as President, Chairman and Chief Executive Officer of The Robert Plan Corporation, a servicer and underwriter of private passenger and commercial automobile insurance. He has served as one of our directors since 1999.

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

     Audit Committee Financial Expert

     Our Board of Directors has determined that the Audit Committee of the Board does not have an "audit committee financial expert," as that is defined in Item 401(e)(2) of Regulation S-B. We are currently seeking to obtain the services of an individual who would serve on our Board and Audit Committee and who would be an "audit committee financial expert."

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2003. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2003, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that, on two occasions, Mr. Goldstein filed a Form 4 one day late (which forms reported one late transaction each).

     Code of Ethics for Senior Financial Officers

     Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, or Code of Ethics by posting such information on our website, www.dcapinsurance.com.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     Summary Compensation Table

     The  following  table  sets  forth  certain   information   concerning  the
compensation for the fiscal years ended December 31, 2003, 2002 and 2001 for Barry B. Goldstein, our Chief Executive Officer:

                                                                Long-Term Compensation
Name and                               Annual Compensation               Awards               All Other
Principal Position         Year     Salary              Bonus   Shares Underlying Options  Compensation
------------------         ----     ------              -----   -------------------------  ------------

Barry B. Goldstein         2003     $300,000          $50,000(1)           -                     -
Chief Executive Officer    2002      200,000           20,000          1,000,000                 -
                           2001      200,000(2)          -             1,000,000                 -

----------
(1)  Paid in March 2003 for services rendered during 2002.
(2)  Includes  amounts earned as a consultant  prior to his  employment.

     Option Tables

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2003

                           Number of Common         Percentage of Total
                           Shares Underlying        Options Granted To
Name                        Options Granted       Employees in Fiscal Year      Exercise Price   Expiration Date
----                        ---------------       ------------------------      --------------   ---------------

Barry B. Goldstein               -                           -                         -                -

                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
            ENDED DECEMBER 31, 2003 AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Shares Underlying        Value of Unexercised
                       Number of                        Unexercised Options at           In-the-Money Options
                     Shares Acquired     Value              December 31, 2003            at December 31, 2003
Name                  on Exercise       Realized       Exercisable/Unexercisable       Exercisable/Unexercisable
----                  -----------       --------       -------------------------       -------------------------

Barry B. Goldstein        -                -               1,600,000/400,000              $1,070,000/$280,000

     Long-Term Incentive Plan Awards

     No awards were made to Mr. Goldstein during the fiscal year ended December 31, 2003 under any long-term incentive plan.

     Compensation of Directors

     Effective January 1, 2004, our non-employee directors are entitled to receive compensation for their services as directors as follows:

     o    $15,000 per annum
     o    additional $5,000 per annum for committee chair
     o    $500 per Board meeting attended ($250 if telephonic)
     o    $250 per committee meeting attended ($125 if telephonic)

     In addition, in 2003, we paid Mr. Certilman $50,000 in consideration of his services in obtaining the $500,000 settlement amount for our Puerto Rico hotel lease, as discussed in "Developments During 2002" in Item 1(a) of this Annual Report. In addition, during 2003, Mr. Certilman was paid a fee of $50,000 from us for consulting services.

     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement that expires on April 1, 2005. Mr. Goldstein is entitled to receive a salary of $300,000 per annum plus such additional compensation as may be determined by the Board of Directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------  ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     Security Ownership

     The following table sets forth certain information as of February 29, 2004 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

 Name and Address                 Number of Shares              Approximate
 of Beneficial Owner              Beneficially Owned            Percent of Class
 -------------------              ------------------            ----------------

Barry B. Goldstein                  1,902,000(1)(2)                   13.4%
1158 Broadway
Hewlett, New York

AIA Acquisition Corp.               1,808,000(3)                      12.8%
6787 Market Street
Upper Darby, Pennsylvania

Eagle Insurance Company             1,486,893(4)                      12.0%
c/o The Robert Plan
  Corporation
999 Stewart Avenue
Bethpage, New York

Robert M. Wallach                   1,486,893(5)                      12.0%
c/o The Robert Plan Corporation
999 Stewart Avenue
Bethpage, New York

Jack Seibald                        1,238,750(6)                       9.9%
1336 Boxwood Drive West
Hewlett Harbor, New York

Morton L. Certilman                 1,056,005(1)(7)                    8.5%
The Financial Center at
  Mitchel Field
90 Merrick Avenue
East Meadow, New York

Name and Address                  Number of Shares              Approximate
of Beneficial Owner              Beneficially Owned            Percent of Class
-------------------              ------------------            ----------------

Jay M. Haft                         911,393(1)(8)                   7.3%
69 Beaver Dam Road
Salisbury, CT 06068

Abraham Weinzimer                   783,924(1)                      6.3%
418 South Broadway
Hicksville, New York

Kevin Lang                          651,460(1)                      5.3%
3789 Merrick Road
Seaford, New York

All executive officers
and directors as a group          5,356,291(1)(2)(7)               37.2%
(4 persons)                                (8)(9)

----------

(1) Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended.

(2) Represents (i) 1,800,000 shares issuable upon the exercise of options that are exercisable currently or within 60 days, (ii) 42,500 shares held by Mr. Goldstein's children, and (iii) 59,500 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust. Excludes shares owned by AIA Acquisition Corp. of which Mr. Goldstein is President and members of his family are principal stockholders.

(3) Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended. Represents shares issuable upon the conversion of preferred shares that are currently convertible.

(4)  Eagle is a wholly-owned subsidiary of The Robert Plan Corporation.

(5) Represents shares owned by Eagle, of which Mr. Wallach, one of our directors, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan Corporation, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(6) Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended. Represents (i) 565,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 500,000 shares owned by SDS Partners I, Ltd., a limited partnership ("SDS"); (iii) 15,000 shares owned by Boxwood FLTD
     Partners, a limited partnership ("Boxwood"); (iv) 30,000 shares owned by Stewart Spector IRA ("S. Spector"); (v) 15,000 shares owned by Barbara Spector IRA Rollover ("B. Spector"); (vi) 20,000 shares owned by Karen Dubrowsky IRA

     ("Dubrowsky"); and (vii) 93,750 shares issuable upon the exercise of currently exercisable warrants. Mr. Seibald has voting and dispositive power over the shares owned by SDS, Boxwood, S. Spector, B. Spector and Dubrowsky. The amount reflected as owned by S. Spector includes 15,000 shares issuable upon the exercise of currently exercisable warrants and excludes 135,000 shares issuable upon the exercise of warrants that are not exercisable due to a restriction that precludes the beneficial ownership of more than 9.999% of the outstanding common shares.

(7) Includes 125,000 shares issuable upon the exercise of currently exercisable options.

(8) Includes (i) 125,000 shares issuable upon the exercise of currently exercisable options and (ii) 15,380 shares held in a retirement trust for the benefit of Mr. Haft.

(9) Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

     o    All compensation plans previously approved by security holders; and
     o    All compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------
                               Number of securities to be   Weighted average exercise     Number of securities remaining
                                issued upon exercise of        price of outstanding        available for future issuance
                                  outstanding options,        options, warrants and       under equity compensation plans
                                  warrants and rights                 rights            (excluding securities reflected in
                                          (a)                          (b)                          column (a))
                                                                                                        (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans              3,152,500                       $.66                           597,500
approved by security holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 -0-                          -0-                              -0-
not approved by security
holders
----------------------------------------------------------------------------------------------------------------------------
Total                                  3,152,500                       $.66                           597,500
                                       =========                       ====                           =======
----------------------------------------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Sale of Brentwood Store

     Effective February 27, 2003, we sold our Brentwood, New York store to Abraham Weinzimer, one of our principal stockholders, at a purchase price of $115,437 (equal to approximately 70% of the store's commission income during 2002). Concurrently with the purchase, the entity acquired by Mr. Weinzimer entered into a franchise agreement with DCAP Management Corp., our franchise subsidiary, on terms similar in most respects to our standard conversion franchise agreements. The terms of the above sale were the result of arm's length negotiations between us and Mr. Weinzimer that were based upon the terms of other recent sales of our stores to persons who are not affiliated with us and then current market conditions. No independent appraisal or valuation was received in connection with the agreement.

     Purchase of Pennsylvania Stores

     Effective May 1, 2003, we acquired substantially all of the assets of AIA Acquisition Corp., an insurance brokerage firm with offices located in eastern Pennsylvania. The salient terms of the acquisition are as follows:

     o A base purchase price of $904,000 (which represents (i) 69% of AIA's includable commission income for the 12 months ended March 31, 2002 or the year ended December 31, 2002, whichever was less, plus (ii) an amount equal to AIA's collected accounts receivable and prepaid expenses). The base purchase price was payable in Series A preferred shares. The Series A preferred shares carry a 5% dividend, are convertible into common shares at a conversion price of $.50 per share and are redeemable on April 30, 2007 (or sooner under certain circumstances).

     o Additional cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the five year period ending April 30, 2008. The additional consideration cannot exceed an aggregate of $335,000.

     Mr. Goldstein, our Chief Executive Officer, is President of AIA and members of his family are principal stockholders of AIA. The terms of the acquisition were the result of arm's length negotiations between us and AIA and were based upon the sales price of stores to persons who are not affiliated with us and current market conditions.

     Guaranty

     Mr. Goldstein has guaranteed the repayment of $2,500,000 of the $18,000,000 line of credit from Manufacturers and Traders Trust Co. discussed in Items 1(a) and 6 of this Annual Report. In consideration of the guaranty, we have agreed that, for so long as the guaranty remains in effect, we will pay him $50,000 per annum and reimburse him for all premiums paid by him on a $2,500,000 insurance policy on his life. In the event, at the time of his death, the guaranty is still in effect, the proceeds of the life insurance policy will be used to satisfy the guaranty. In such event, Mr. Goldstein's estate would not be entitled to be indemnified for the amount so paid as a guarantor.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
--------  --------------------------------------

(a)  Exhibits
     --------

Exhibit
Number            Description of Exhibit
------            ----------------------

2(a) Share Purchase Agreement, dated as of August 30, 2002, by and between Progressive Agency Holdings Corp. and Blast Acquisition Corp.(1)

2(b) Asset Purchase Agreement, dated May 28, 2003, by and among AIA-DCAP Corp., DCAP Group, Inc. and AIA Acquisition Corp.(2)

3(a)      Restated Certificate of Incorporation(3)

3(b)      Certificate of Designation of Series A Preferred Stock (2)

3(c)      By-laws, as amended(4)

10(a)     1998 Stock Option Plan, as amended(4)

10(b) Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto(5)

10(c) Form of Subscription Agreement with regard to private offering of Units, dated June 2, 1999(6)

10(d) Form of Registration Rights Agreement with regard to private offering of Units, dated June 2, 1999(6)

10(e) Form of Warrant Agreement with regard to private offering of Units, dated June 2, 1999(6)

10(f) Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc.(7)

10(g) Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

10(h) Stock Option Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein(8)

10(i) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Barry Goldstein(4)

10(j) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Morton L. Certilman(4)

10(k) Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Jay M. Haft(4)

10(l) Stock Purchase Agreement, dated as of February 27, 2003, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of DCAP Brentwood Inc.(4)

10(m) Financing and Security Agreement, dated July 10, 2003, by and between Manufacturers and Traders Trust Company and Payments Inc.(9)

10(n) Grid Note, dated July 10, 2003, in the principal amount of $18,000,000 issued by Payments Inc. to Manufacturers and Traders Trust Company(9)

10(o) Security Agreement, dated July 10, 2003, by DCAP Group, Inc, DCAP Management Corp., AIA-DCAP Corp., Aard-Vark Agency, Ltd., Barry Scott Agency, Inc., Barry Scott Companies, Inc., Barry Scott Acquisition Corp., Baron Cycle, Inc., Blast Acquisition Corp., Dealers Choice Automotive Planning, Inc., IAH, Inc. and Intandem Corp. for the benefit of Manufacturers and Traders Trust Company(9)

10(p) Pledge, Assignment and Security Agreement, dated July 10, 2003, by DCAP Group, Inc. for the benefit of Manufacturers and Traders Trust Company(9)

10(q) Pledge, Assignment and Security Agreement, dated July 10, 2003, by Blast Acquisition Corp. for the benefit of Manufacturers and Traders Trust Company(9)

10(r) Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein(9)

10(s) Security Agreement, dated as of July 10, 2003, by and among Payments Inc. and the secured parties named therein(9)

10(t) Pledge Agreement, dated as of July 10, 2003, by and among DCAP Group, Inc. and the pledgees named therein(9)

10(u) Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to aggregate principal indebtedness of $3,500,000(9)

10(v) Form of Warrant, dated July 10, 2003, for the purchase of an aggregate of 525,000 shares of common stock of DCAP Group, Inc.(9)

10(w) Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein(9)

10(x) Letter agreement, dated October 31, 2003, between DCAP Group, Inc. and Barry Goldstein

14        Code of Ethics

21        Subsidiaries

23        Consent of Holtz Rubenstein & Co., LLP

31 Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 30, 2002 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

(4) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(5) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(6) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(7) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated herein by reference.

(8) Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.

(9) Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by us during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  ---------------------------------------

     The following is a summary of the fees billed to us by Holtz Rubenstein & Co., LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category                    Fiscal 2003 Fees           Fiscal 2002 Fees
------------                    ----------------           ----------------

Audit Fees(1)                        $44,400                   $58,305
Audit-Related Fees(2)                  1,675                    10,750
Tax Fees                                -                          -
All Other Fees(3)                      9,630                    13,000
                                     -------                   -------
Total Fees                           $55,705                   $82,055
                                     =======                   =======

----------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.
(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees related to a review of our Current Reports on Form 8-K and matters related to our acquisition of Barry Scott Companies, Inc.
(3) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein, other than those disclosed above. These fees related to the audits of our wholly-owned subsidiary, DCAP Management Corp., and general accounting consulting services.

     The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES
--------------------------------------------------------------------------------
                                                REPORT ON AUDITS OF CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                               Two Years Ended December 31, 2003

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES


Contents
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003                                       Pages

--------------------------------------------------------------------------------

Financial Statements

  Independent Auditors' Report                                           F-2

  Consolidated Balance Sheet                                             F-3

  Consolidated Statements of Income                                      F-4

  Consolidated Statement of Stockholders' Equity (Deficit)               F-5

  Consolidated Statements of Cash Flows                                  F-6

  Notes to Consolidated Financial Statements                          F-7 - F-21

Independent Auditors' Report


Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




Holtz Rubenstein & Co., LLP

Melville, New York
February 13, 2004

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------
December 31, 2003
----------------------------------------------------------------------------------------------------------------------------

Assets

Current Assets:
   Cash and cash equivalents                                                                          $ 1,349,304
   Accounts receivable, net of allowance for
     doubtful accounts of $73,000                                                                       1,796,360
   Finance contracts receivable                                                 $ 21,202,827
       Less: Deferred interest                                                    (1,871,157)
       Less: Allowance for doubtful accounts                                        (247,509)          19,084,161
                                                                                -------------------
   Prepaid expenses and other current assets                                                              123,402
                                                                                                       ------------
Total Current Assets                                                                                   22,353,227

Property and Equipment, net                                                                               397,948
Goodwill                                                                                                1,171,551
Other Intangibles, net                                                                                    343,460
Deposits and Other Assets                                                                                 353,628
                                                                                                       ------------
Total Assets                                                                                          $24,619,814
                                                                                                       ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving credit line                                                                              $ 8,968,082
   Accounts payable and accrued expenses                                                                1,327,529
   Premiums payable                                                                                     6,530,219
   Current portion of long-term debt                                                                      125,000
   Other current liabilities                                                                              233,703
                                                                                                      -------------
Total Current Liabilities                                                                              17,184,533
                                                                                                      -------------

Long-Term Debt                                                                                          3,742,400
                                                                                                      -------------
Other Liabilities                                                                                          43,753
                                                                                                      -------------
Mandatorily Redeemable Preferred Stock                                                                    904,000
                                                                                                      -------------

Commitments

Stockholders' Equity:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; 0 shares issued and outstanding                                                          -
   Common stock, $.01 par value; authorized 40,000,000 shares;
     issued 16,068,018                                                                                    160,680
   Capital in excess of par                                                                            10,389,409
   Deficit                                                                                             (6,876,306)
                                                                                                      --------------
                                                                                                        3,673,783
   Treasury stock, at cost, 3,714,616 shares                                                             (928,655)
                                                                                                      --------------
Total Stockholders' Equity                                                                              2,745,128
                                                                                                      --------------
Total Liabilities and Stockholders' Equity                                                            $24,619,814
                                                                                                      ==============


--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-3

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Consolidated Statements of Income
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                        2003               2002
----------------------------------------------------------------------------------------------------------------------------

Revenues:
  Commissions and fees                                                                       $ 6,354,920        $ 2,473,921
  Premium finance revenue                                                                      2,330,831          1,309,808
                                                                                      --------------------------------------
                                                                                               8,685,751          3,783,729
                                                                                      --------------------------------------
Operating Expenses:
  General and administrative expenses                                                          6,812,013          2,875,063
  Depreciation and amortization                                                                  282,786            135,882
  Premium finance interest expense                                                               335,343                  -
                                                                                      --------------------------------------
Total Operating Expenses                                                                       7,430,142          3,010,945
                                                                                      --------------------------------------

Operating Income                                                                               1,255,609            772,784
                                                                                      --------------------------------------

Other (Expense) Income:
  Interest income                                                                                  9,085              2,460
  Interest expense                                                                               (54,716)           (64,299)
  Interest expense - mandatorily redeemable preferred stock                                      (30,133)                 -
  Gain on sale of stores and business                                                            178,662                  -
                                                                                      --------------------------------------
                                                                                                 102,898            (61,839)
                                                                                      --------------------------------------

Income Before Provision for Income Taxes and Minority Interest                                 1,358,507            710,945
Provision for Income Taxes                                                                        22,608             10,534
                                                                                      --------------------------------------
Income Before Minority Interest                                                                1,335,899            700,411
Minority Interest                                                                                      -              1,936
                                                                                      --------------------------------------
Income from Continuing Operations                                                              1,335,899            698,475

Discontinued Operations:
  (Loss) income from operations of discontinued subsidiary, net of
    income taxes of $0 and $3,194, respectively                                                  (46,096)            34,612
  Gain on disposition of discontinued subsidiary,
    net of income taxes of $22,000                                                                     -            312,920
                                                                                      --------------------------------------
Net Income                                                                                   $ 1,289,803        $ 1,046,007
                                                                                      ======================================

Net Income Per Common Share:
  Basic:
      Income from continuing operations                                                           $ 0.11             $ 0.06
      (Loss) income from operations of discontinued subsidiary                                     (0.01)                 -
      Gain on disposition of discontinued subsidiary                                                   -               0.03
                                                                                      --------------------------------------
      Net income                                                                                  $ 0.10             $ 0.09
                                                                                      ======================================

Diluted:
      Income from continuing operations                                                           $ 0.09             $ 0.06
      (Loss) income from operations of discontinued subsidiary                                         -                  -
      Gain on disposition of discontinued subsidiary                                                   -               0.03
                                                                                      --------------------------------------
      Net income                                                                                  $ 0.09             $ 0.09
                                                                                      ======================================

Weighted Average Number of Shares Outstanding
  Basic                                                                                       12,353,402         11,695,868
                                                                                      ======================================

  Diluted                                                                                     14,746,305         12,037,194
                                                                                      ======================================



----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                         F-4

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------


                                                     Common Stock    Preferred Stock   Capital
                                                 ------------------- ---------------  in Excess     Equity    Treasury
                                                   Shares    Amount  Shares   Amount    of Par     (Deficit)    Stock       Total
                                                 ---------- -------- ------   ------ ----------- ------------ ---------- ----------

Balance, January 1, 2002                         15,068,018 $150,680      -     $ -  $ 9,752,409 $(9,212,116) $(928,655) $ (237,682)
Securities Issued to Private Placement Investors  1,000,000   10,000      -       -      490,000           -          -     500,000
Net Income                                                -        -      -       -            -   1,046,007          -   1,046,007
                                                 ---------- -------- ------   ------ ----------- ------------ ---------- ----------
Balance, December 31, 2002                       16,068,018  160,680      -       -   10,242,409  (8,166,109)  (928,655)  1,308,325
Warrants Issued with Private Placement                    -        -      -       -      147,000           -          -     147,000
Net Income                                                -        -      -       -            -   1,289,803          -   1,289,803
                                                 ---------- -------- ------   ------ ----------- ------------ ---------- ----------
Balance, December 31, 2003                       16,068,018 $160,680      -     $ -  $10,389,409 $(6,876,306) $(928,655) $2,745,128
                                                 ========== ======== ======   ====== =========== ============ ========== ==========
























--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-5

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                     2003               2002
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income                                                                                 $ 1,289,803        $ 1,046,007
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                              282,786            153,175
      Bad debt expense                                                                            21,408              4,869
      Gain on sale of stores and business                                                       (178,662)                 -
      Amortization of warrants                                                                    29,400                  -
      Gain on disposition of discontinued subsidiary                                                   -           (312,920)
      Minority interest                                                                                -              1,936
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                                 (1,095,662)          (220,245)
          Prepaid expenses and other current assets                                              (30,833)            (9,597)
          Deposits and other assets                                                             (289,392)            43,989
        Increase (decrease) in liabilities:
          Premiums payable                                                                     6,530,219                  -
          Accounts payable and accrued expenses                                                  530,298           (336,063)
          Other current liabilities                                                              (11,601)           (35,253)
                                                                                      --------------------------------------
Net Cash Provided by Operating Activities                                                      7,077,764            335,898
                                                                                      --------------------------------------

Cash Flows from Investing Activities:
  Increase in finance contracts receivable - net                                             (19,084,161)                 -
  Decrease in notes and other receivables - net                                                   34,945              4,150
  Proceeds from disposition of discontinued subsidiary                                           500,000                  -
  Proceeds from sale of stores and business                                                      254,308                  -
  Purchase of property and equipment                                                            (133,217)           (28,797)
  Business acquisitions                                                                         (106,039)          (211,051)
  Purchase of minority interest                                                                        -            (40,000)
                                                                                      --------------------------------------
Net Cash Used in Investing Activities                                                        (18,534,164)          (275,698)
                                                                                      --------------------------------------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                                                          (269,781)          (140,238)
  Proceeds from long-term debt                                                                 3,500,000                  -
  Proceeds from revolving loan                                                                17,769,118                  -
  Payments on revolving loan                                                                  (8,801,036)                 -
  Proceeds from private placement                                                                      -            500,000
Decrease in due to officer                                                                             -            (33,333)
                                                                                      --------------------------------------
Net Cash Provided by Financing Activities                                                     12,198,301            326,429
                                                                                      --------------------------------------

Net Increase in Cash and Cash Equivalents                                                        741,901            386,629
Cash and Cash Equivalents, beginning of year                                                     607,403            220,774
                                                                                      --------------------------------------
Cash and Cash Equivalents, end of year                                                       $ 1,349,304          $ 607,403
                                                                                      ======================================



--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-6

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

1.   Organization and Nature of Business

     DCAP Group, Inc. and Subsidiaries (the "Company") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and provide premium financing of insurance policies for customers of their offices as well as customers of non-affiliated entities. The Company also provides automobile club services for roadside emergencies and tax preparation services.

     Prior to July 14, 2003, the Company's premium finance business entailed the origination of premium finance contracts which were sold to third parties, and for which the Company earned a fee. On July 14, 2003, the Company changed its business model with respect to its premium finance operations from selling finance contracts to third parties to internally financing those contracts.

     In addition, the Company operated the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through its wholly owned subsidiary, IAH, Inc. The lease on the hotel was terminated in January 2003 and the operations of this subsidiary have been presented as discontinued operations in the accompanying financial statements.

2.   Summary of Significant Accounting Policies

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which the Company has a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

     Commission and fee income - The Company recognizes commission revenue from insurance policies at the beginning of the contract period, except for commissions that are receivable annually, for which the Company recognizes the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

     Franchise fee revenue is recognized when substantially all the Company's contractual requirements under the franchise agreement are completed.

     Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

     Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzed accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Finance income, fees and receivables - Until July 14, 2003, premium financing fee revenue was earned based upon the origination of premium finance contracts sold by agreement to third parties. The contract fee gave consideration to an estimate as to the collectability of the loan amount. Periodically, actual results were compared to estimates previously recorded, and adjusted accordingly.

     On July 14, 2003, the Company changed its business model with respect to its premium finance operations from selling finance contracts to third parties to internally financing those contracts.

     Finance income consists of interest, service fees and delinquency fees. Finance income, other than delinquency fees, is recognized using the interest method or similar methods that produce a level yield over the life of each loan (generally 9 to 10 months). Delinquency fees are earned when collected. Upon cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

--------------------------------------------------------------------------------

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Allowance for finance receivable losses - Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest. The Company reviews historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that the Company used. As of December 31, 2003, the allowance for finance receivable losses was approximately $248,000.

     Goodwill and intangible assets - In January 2002, the Company adopted SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

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

     The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2003.

     Property and equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease.

     Concentration of credit risk - The Company invests its excess cash in deposits and money market accounts with major financial institutions and has not experienced losses related to these investments.

     All finance contracts receivable are repayable in less than one year. In the event of a default by the borrower, the Company is entitled to cancel the underlying insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier. The Company structures the repayment terms in an attempt to minimize principal losses on finance contract receivables.

     Cash and cash equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net income per share - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share


--------------------------------------------------------------------------------

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

     The reconciliation for the years ended December 31, 2003 and 2002 is as follows:

     Years Ending December 31,                                                              2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------

     Weighted Average Number of Shares Outstanding                                          12,353,402          11,695,868
     Effect of Dilutive Securities, common stock equivalents                                 2,392,903             341,326
                                                                                     ------------------- ------------------
     Weighted Average Number of Shares Outstanding, used for
       computing diluted earnings per share                                                 14,746,305          12,037,194
                                                                                     =================== ==================

     Net income  available  to common  shareholders  for the  computation  of diluted earnings per share is computed as follows:

     Years Ending December 31,                                                              2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------
     Net Income                                                                      $       1,289,803   $       1,046,007
     Interest Expense on Dilutive Convertible Preferred Stock                                   30,133                   -
                                                                                     ------------------- ------------------
     Net Income Available to Common Shareholders for
       Diluted Earnings Per Share                                                    $       1,319,936   $       1,046,007
                                                                                     =================== ==================

     Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $453,000 and $214,000 for the years ended December 31, 2003 and 2002, respectively.

     Impairment of long-lived assets - The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

     Income taxes - Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     New  accounting  pronouncements  - In November  2002,  the FASB issued FASB
     Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions did not have a significant impact on the Company's

--------------------------------------------------------------------------------

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------


     financial condition or results of operations. The disclosure requirements of FIN 45, which were effective for both interim and annual periods that end after December 15, 2002, did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", to address perceived weaknesses in the accounting and financial reporting for investments or interests in entities commonly known as special purpose or off-balance-sheet entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 was required to be applied to all new entities with which the Company became involved beginning February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement was developed to respond to concerns expressed by users of financial statements about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position "mezzanine equity". This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. SFAS No. 150 aims to eliminate diversity in practice by requiring certain types of "freestanding" financial instruments, such as mandatorily redeemable instruments, to be reported as liabilities. Preferred dividends on these instruments are now classified as interest expense. Retroactive reclassification of amounts reported in historical financial statements for periods prior to the effective date of SFAS 150 is not permitted. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commenced after June 15, 2003. The Company has classified its Series A Preferred Stock as a long-term liability in accordance with SFAS No. 150.

     Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company's website, that are capitalized and depreciated over two years. A total of $48,163 and $0 in such costs were incurred during the years ended December 31, 2003 and 2002, respectively.

     Comprehensive  income  (loss)  -  Comprehensive  income  (loss)  refers  to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2003 and 2002, there were no such adjustments required.

     Stock based  compensation  - The Company  has elected the  disclosure  only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2003 and 2002, consistent with the provisions of SFAS 123, the

--------------------------------------------------------------------------------

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                                                            2003               2002
     ----------------------------------------------------------------------------- ------------------- ------------------

     Net Income, as reported                                                       $       1,289,803   $       1,046,007
     Net Income, pro forma                                                                 1,184,839             668,132
     Basic Income Per Share, as reported                                                         .10                 .09
     Basic Income Per Share, pro forma                                                           .10                 .06
     Diluted Income Per Share, as reported                                                       .09                 .09
     Diluted Income Per Share, pro forma                                                         .08                 .06

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended
     December 31, 2003 and 2002:

                                                                                          2003                 2002
     ----------------------------------------------------------------------------- -------------------- --------------------

     Dividend Yield                                                                             0.00%                0.00%
     Volatility                                                                                95.88%               96.46%
     Risk-Free Interest Rate                                                                    2.00%                6.00%
     Expected Life                                                                             5 years              5 years

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

3.   Acquisitions

     Barry Scott Companies - On August 30, 2002, the Company acquired all the outstanding capital stock of Barry Scott Companies, Inc. for an acquisition price of $917,000, including transaction costs of approximately $67,000. Barry Scott Companies consists of a holding company and three insurance agencies with 20 store locations throughout New York State. The insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allows for the expansion of the Company's geographical footprint within New York State and allows the Company to capitalize on operational and administrative efficiencies.

     The goodwill amount recorded is comprised of the following: (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired and (ii) the estimated direct transaction costs associated with the acquisition.

     The Company's consolidated statements of income include the revenues and expenses of Barry Scott Companies from August 30, 2002.

     AIA Acquisition Corp. - On May 28, 2003, the Company acquired (effective May 1, 2003) substantially all of the assets of AIA Acquisition Corp. ("AIA"), an insurance brokerage firm with six offices located in eastern Pennsylvania for a base purchase price of $904,000. The base purchase price was payable with 904

--------------------------------------------------------------------------------

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     shares of the Company's Series A Preferred Stock. The Series A Preferred Stock carries a 5.0% dividend, is convertible into the Company's Common Stock at a conversion price of $.50 per share and is redeemable on April 30, 2007 (or sooner under certain circumstances). Additional contingent cash consideration based upon the EBITDA of the combined operations of AIA and the Company's wholly-owned subsidiary, Barry Scott Companies, Inc., during the five year period ending April 30, 2008 may be payable. The additional cash consideration cannot exceed $67,000 in any one-year, and an aggregate of $335,000 for the five year period.

     The AIA insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allows for the expansion of the Company's geographical footprint outside New York State and allows for the Company to capitalize on operational and administrative efficiencies.

     On May 28, 2003, the Company entered into a two-year employment contract with a former employee of AIA.

     The goodwill amount recorded is comprised of the following: (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired and (ii) the estimated direct transaction costs associated with the acquisition.

     The Company's consolidated statements of income include the revenues and expenses of AIA from May 1, 2003.

     The following pro forma results were developed assuming the acquisition of AIA had occurred on January 1, 2002:

     Years Ended December 31,                                                               2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------

     Revenue                                                                         $       9,098,795   $       4,962,858
     Income from Continuing Operations                                                       1,347,120             698,617
     Income from Continuing Operations Per Share                                                  0.11                0.06

     The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not indicative of the condensed consolidated results of operations that actually would have been realized had the Company and AIA been a combined entity during the specified periods.

     The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed of AIA as of the date of acquisition:

     Commissions Receivable                                                                              $         152,000
     Property and Equipment                                                                                         85,000
     Other Assets                                                                                                   14,000
     Intangible Assets                                                                                             150,000
     Goodwill Arising in the Acquisition                                                                           503,000
                                                                                                         ------------------
     Net Assets Acquired                                                                                 $         904,000
                                                                                                         ==================


--------------------------------------------------------------------------------
                                                                            F-12

                                                            DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

4.   Goodwill

     The changes in the carrying value of goodwill are as follows:

     December 31,                                                                          2003                2002
     ------------------------------------------------------------------------------ ------------------- -------------------

     Balance, beginning of year                                                     $         619,382   $          75,000
     Additions, as a result of business combination                                           503,130             515,241
     Addition, as a result of contingent acquisition and transaction costs                    106,039                   -
     Addition, as a result of acquisition of minority interest                                      -              29,141
     Reduction, as a result of sale of stores                                                 (57,000)                  -
                                                                                    ------------------- -------------------
     Balance, end of year                                                           $       1,171,551   $         619,382
                                                                                    =================== ===================

5.   Other Intangibles

     At December 31, 2003 other intangible assets consist of the following:

     Gross Carrying Amount:
       Customer lists                                                                                   $         253,550
       Restrictive covenants                                                                                      100,000
       Vanity phone numbers                                                                                       204,416
                                                                                                        ------------------
                                                                                                                  557,966
                                                                                                        ------------------
     Accumulated Amortization:
       Customer lists                                                                                              59,516
       Restrictive covenants                                                                                      100,000
       Vanity phone numbers                                                                                        54,990
                                                                                                        ------------------
                                                                                                                  214,506
                                                                                                        ------------------
     Balance, end of year                                                                               $         343,460
                                                                                                        ==================

     The aggregate amortization expense for the years ended December 31, 2003 and 2002, was approximately $92,000 and $54,000, respectively.

     Estimated amortization expense for the five years subsequent to December 31, 2003 is as follows:

     Years Ending December 31,
     ------------------------------------------------------------------------------ ------------------- ------------------

     2004                                                                                               $          77,000
     2005                                                                                                          77,000
     2006                                                                                                          68,000
     2007                                                                                                          26,000
     2008                                                                                                          14,000

     The remaining weighted-average amortization period as of December 31, 2003 is as follows:

     Customer Lists                                                                                            3.06 years
     Restrictive Covenants                                                                                     0.00 years
     Vanity Phone Numbers                                                                                     11.00 years
                                                                                                            --------------
                                                                                                               5.41 years
                                                                                                            ==============

--------------------------------------------------------------------------------
                                                                            F-13

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Other intangible assets are being amortized using the straight-line method over a period of four to fifteen years.

6.   Property and Equipment

     At December 31, 2003 property and equipment consists of the following:

                                                                     Useful Lives
     -------------------------------------------------------------- ---------------- ------------------- ------------------
     Furniture, Fixtures and Equipment                                      5 years                      $         322,551
     Office Equipment                                                       5 years                                536,579
     Leasehold Improvements                                             3 - 5 years                                215,823
     Computer Hardware and Software                                     2 - 5 years                                555,198
     Entertainment Facility                                                20 years                                200,538
                                                                                                         ------------------
                                                                                                                  1,830,689
     Less Accumulated Depreciation and Amortization                                                              1,432,741
                                                                                                         ------------------
                                                                                                         $         397,948
                                                                                                         ==================

     Depreciation expense for the years ended December 31, 2003 and 2002 aggregated $78,815 and $74,951, respectively.

7.   Accounts Payable and Accrued Expenses

     At December 31, 2003 accounts payable and accrued expenses consists of the following:

     Accounts Payable                                                                                    $         878,753
     Interest                                                                                                      207,000
     Payroll and Related Costs                                                                                      81,000
     Professional Fees                                                                                              77,000
     Other                                                                                                          83,776
                                                                                                         ------------------
                                                                                                         $       1,327,529
                                                                                                         ==================

8.   Debentures Payable

     In 1971, the Company, pursuant to a plan of arrangement, issued a series of debentures which matured in 1977. As of December 31, 2003, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation of the Company.

9.   Revolving Credit Facility

     In July 2003, the Company obtained an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. (the "Bank"). The line bears interest at the Bank's prime lending rate (4.0% at December 31, 2003) plus 1.5%, and matures on July 31, 2005. The Company can borrow against the line to the extent of 80% of eligible premium finance receivables. As of December 31, 2003, $8,968,082 was outstanding under this loan.

     The line is secured by substantially all of the assets of the Company and a $4,000,000 life insurance policy on the Company's Chairman and CEO. The Company's Chairman and CEO has guaranteed the repayment of

--------------------------------------------------------------------------------
                                                                            F-14

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     $2,500,000 of the line.

10.  Long-Term Debt

     At December 31, 2003, long-term debt is comprised of the following:

     Note payable issued in connection with the purchase of Barry Scott
       Companies, due in annual installments of $125,000 in August 2004 and
       2005 and $235,000 in August 2006, plus interest at 5%.                                           $         485,000

     Subordinated loan, which bears interest at 12.625% per annum, payable monthly. The principal balance is due and payable on January 10,
       2006. The loan is subordinate to the revolving credit facility, and is secured by a security interest in the assets of the Company's
       premium finance subsidiary and a pledge of the subsidiaries' stock.                                      3,500,000

     Unamortized  value  of stock  purchase  warrants  issued  in  connection  with
       subordinated loan.                                                                                        (117,600)
                                                                                                        -------------------
                                                                                                                3,867,400
     Less Current Maturities                                                                                      125,000
                                                                                                        -------------------
                                                                                                        $       3,742,400
                                                                                                        ===================

     Long-term debt matures as follows:

     Year Ending December 31,
     ------------------------------------------------------------------------------- ------------------- ------------------

     2004                                                                                                $         125,000
     2005                                                                                                          125,000
     2006                                                                                                        3,735,000

11.  Sale of Stores and Business

     During the year ended December 31, 2003, the Company sold two of its retail insurance brokerage offices and the book of business relating to an additional store for cash consideration aggregating approximately $254,000 and a note receivable of approximately $97,000. These sales resulted in a gain of approximately $178,000. The assets sold included accounts receivable of approximately $97,000, goodwill with a carrying value of $57,000, property and equipment with a carrying amount of approximately $10,000, and other assets of approximately $10,000.

12.  Related Party Transaction

     Professional fees - A law firm affiliated with a director of the Company was paid legal fees of $237,000 and $92,000, for the years ended December 31, 2003 and 2002, respectively.

     A director of the Company was paid a fee of $50,000 during the year ended December 31, 2003 for consulting services in accordance with a consulting agreement. This agreement expired on December 31, 2003 and was not renewed.

     A director of the Company was paid a fee of $50,000 during the year ended December 31, 2002 in connection with the IAH settlement.
--------------------------------------------------------------------------------

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Guarantee - The Company's Chairman and CEO personally guaranteed the repayment of $2,500,000 of the Company's Revolving Credit Facility. In consideration of this guaranty, the Company has agreed that for as long as the guaranty remains in effect it will pay him $50,000 per annum. For the year ended December 31, 2003 he was paid $50,000.

13.  Income Taxes

     The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws.

     The provision for income taxes from continuing operations is comprised of the following:

     Years Ended December 31,                                                               2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------

     Current
       Federal                                                                       $               -   $               -
       State                                                                                    22,608              10,534
                                                                                     ------------------- ------------------
                                                                                                22,608              10,534
                                                                                     ------------------- ------------------
     Deferred
       Federal                                                                                       -                   -
       State                                                                                         -                   -
                                                                                     ------------------- ------------------
                                                                                                     -                   -
                                                                                     ------------------- ------------------
                                                                                      $         22,608    $         10,534
                                                                                     =================== ==================

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

     Years Ended December 31,                                                               2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------

     Computed expected tax expense                                                             34.00%              34.00%
     State taxes, net of federal benefit                                                       10.00%              10.00%
     Change in valuation allowance                                                            (42.33)%            (42.52)%
                                                                                     ------------------- ------------------
     Total tax expense                                                                          1.67%               1.48%
                                                                                     =================== ==================

     At December 31, 2003 the Company had net operating loss carryforwards for tax purposes, which expire at various dates through 2021, of approximately $1,900,000. These net operating loss carryforwards were subject to Internal Revenue Code Section 382, which placed a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. During fiscal 2003, approximately $100,000 of available net operating loss carryforwards expired as a result of the sale of certain subsidiaries. The Company utilized net operating loss carryforwards of approximately $1,300,000 and $1,001,000 during the years ended December 31, 2003 and 2002, respectively, to offset current taxable income.

     Deferred tax assets at December 31, 2003 consist of the following:

     Deferred Tax Assets:
       Net operating loss carryovers                                                                    $         760,000
       Less valuation allowance                                                                                  (760,000)
                                                                                                        -------------------
                                                                                                        -------------------
     Net Deferred Tax Assets                                                                            $               -
                                                                                                        ===================

--------------------------------------------------------------------------------

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     The Company has recorded a full valuation allowance against its net deferred tax assets because of the uncertainty that the utilization of the net operating loss will be realized as a result of the Section 382 limitation.

14.  Commitments

     Leases - The Company and each of its affiliates lease office space under noncancellable operating leases expiring at various dates through August 2011. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

     Year Ending December 31,
     ------------------------------------------------------------------------------- ------------------- ------------------

     2004                                                                                                $         375,000
     2005                                                                                                          229,000
     2006                                                                                                          194,000
     2007                                                                                                          147,000
     2008                                                                                                          137,000
     Thereafter                                                                                                    156,000

     Rental expense approximated $492,000 and $252,000 for the years ended December 31, 2003 and 2002, respectively.

     Employment agreement - During 2003, the Company amended its employment agreement with an officer, increasing the minimum salary to $300,000 per annum for the remainder of the agreement. The employment agreement also provides for discretionary bonuses and other perquisites commonly found in such agreements. The employment agreement expires on April 1, 2005.

     Litigation - The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.

15.  Mandatorily Redeemable Preferred Stock

     On May 8, 2003, the Company issued 904 shares of $.01 par value 5.0% Series A Preferred Stock in connection with the acquisition of substantially all of the assets of AIA Acquisition Corp. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are cumulative and are payable in cash.

     Each share of the Series A Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, par value $.01 per share, at a conversion rate of $.50 per share.

     Subject to legal availability of funds, the Series A Preferred Stock is mandatorily redeemable by the Company for cash at its liquidation preference on or after April 30, 2007 (unless previously converted into Common Stock of the Company). Redemption of the Series A Preferred Stock could occur prior to April 30, 2007 upon a substantial sale of the Company, as defined.

     In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Series A Preferred Stock has been reported as a liability, and the preferred dividends have been classified as interest expense.

--------------------------------------------------------------------------------

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

16.  Stockholders' Equity

     Preferred stock - During 2001, the Company amended its Certificate of Incorporation to provide for the authority to issue 1,000,000 shares of Preferred Stock, with a par value of $.01 per share. The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series.

     Private placement of securities - On August 30, 2002, the Company sold, through a private placement, 1,000,000 shares of Common Stock for proceeds of $500,000 or $.50 per share.

     Warrants - On June 2, 1999, the Company sold,  through a private placement,
     33.5 units (each consisting of 45,453 common shares and 15,151 Class A, 15,151 Class B and 15,151 Class C warrants) at a purchase price of $50,000 per unit for net proceeds of $1,360,000 net of closing costs approximating $315,000. Each Class A, B, and C warrant was initially exercisable at $1.65, $2.06, and $2.48, respectively, and expires June 2, 2004. Each unit was subject to increase, and the exercise prices of the warrants were subject to reduction based upon the market price of the Company's Common Stock one year after June 2, 1999.

     On June 2, 2000, the Company issued 761,342 shares of Common Stock, 253,780 Class A, 253,780 Class B, and 253,780 Class C warrants to the private placement investors pursuant to price protection provisions contained in the offering agreement. Pursuant to those provisions, the Company had agreed to issue to the investors additional shares and warrants based upon the market price of the Company's Common Stock one year after the June 2, 1999 offering date (if lower than the market price at the time of the offering). As a result, the per-share price was reduced from $1.10 to $.73 (the floor price provided for) and the additional shares and warrants were issued. In addition, the price protection provision resulted in a reduction of the exercise price of the Class A, B, and C warrants to $1.10, $1.37, and $1.65, respectively.

     In addition, the underwriter was issued an aggregate of 456,808 warrants with an exercise price ranging from $.73 to $1.65.

     All  warrants  issued  in  connection   with  the  private   placement  are
     outstanding at December 31, 2003, and expire June 2, 2004.

     On July 10, 2003, in connection with the issuance of the subordinated debt, the Company issued warrants to purchase 525,000 shares of Common Stock at an exercise price of $1.25 per share. The warrants were valued at $147,000 and are being amortized as additional interest expense over the term of the associated debt. The warrants expire on January 10, 2006.

     Stock options - In November 1998, the Company adopted the 1998 Stock Option Plan, which provides for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 2,000,000 shares of Common Stock were originally permitted to be granted, at a price to be determined by the Board of Directors or the Stock Option Committee at the time of grant. During 2002, the Company increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Stock Option Plan to 3,750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder of the Company). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

--------------------------------------------------------------------------------

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

     Years Ended December 31,                                  2003                                  2002
     ----------------------------------------- ------------------------------------- --------------------------------------
                                                                      Weighted                               Weighted
                                                                       Average                                Average
                                                                      Exercise                               Exercise
     Fixed Stock Options                             Share              Price              Share               Price
     ----------------------------------------- ------------------ ------------------ ------------------- ------------------

     Outstanding, beginning of year                   2,900,000   $           .65           1,450,000    $          1.01
     Granted                                            295,000               .71           1,450,000                .30
     Expired                                                  -              -                      -               -
     Forfeited                                          (42,500)              .30                   -               -
                                               ------------------ ------------------ ------------------- ------------------
     Outstanding, end of year                         3,152,500   $           .66           2,900,000    $           .65
                                               ================== ================== =================== ==================
     Weighted-Average Fair Values of
        Options Granted During Year                               $           .51                        $           .22
                                                                  ==================                     ==================

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                          Options Outstanding                                 Options Exercisable
                        ---------------------------------------------------------    --------------------------------------
                                                Weighted
                                                 Average           Weighted                                  Weighted
                                                Remaining           Average                                  Average
                                Number         Contractual         Exercise                Number            Exercise
     Exercise Price          Outstanding          Life               Price              Outstanding           Price
     ------------------ ------------------- ------------------ ------------------    ------------------ -------------------

     $ 0.25 - .47             2,492,500         2.96 yrs.      $             .28           1,962,500    $             .29
     $ 0.82 - .85               210,000         4.81 yrs.      $             .83              52,500    $             .83
     $   2.69                   450,000         0.17 yrs.      $            2.69             450,000    $            2.69

     Common shares reserved

     Warrants                                                                                                    3,265,898
                                                                                                         ==================

     Stock Option Plan                                                                                           3,750,000
                                                                                                         ==================

17.  Business Segments

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

     In December 2002, the Company disposed of its Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the years ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Revenue, operating income, and depreciation and amortization and assets pertaining to the segments in which the Company operates are presented below.

                                                    Premium
     Year Ended December 31, 2003                   Finance           Insurance          Other (1)             Total
     ----------------------------------------- ------------------ ------------------ ------------------- ------------------

     Revenues from External Customers          $       2,330,831  $       6,354,920  $               -   $       8,685,751
     Interest Income                                           -              1,223              7,862               9,085
     Interest Expense                                    335,343             84,849                  -             420,192
     Depreciation and Amortization                       101,165            175,286              6,335             282,786
     Segment Profit (Loss)                               839,311          1,298,868           (802,280)          1,335,899
     Segment Assets                                   20,261,744          3,097,098          1,260,972          24,619,814

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

                                                    Premium
     Year Ended December 31, 2002                   Finance           Insurance          Other (1)             Total
     ----------------------------------------- ------------------ ------------------ ------------------- ------------------

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

18.  Major Customers

     At December 31, 2003, revenues from major customers consisted of the following:

             Customer                                 % of Total Revenue                                  Segment
     -------------------------- ---------------------------------------------------------------- --------------------------

                 A                                            25%                                Insurance

     At December 31, 2002, revenues from major customers consisted of the following:

             Customer                                 % of Total Revenue                                  Segment
     -------------------------- ---------------------------------------------------------------- --------------------------

                 A                                            35%                                Premium Finance
                 B                                            12%                                Insurance

19.  Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

--------------------------------------------------------------------------------
                                                                            F-20

                                                           DCAP GROUP, INC. AND
                                                                    SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Two Years Ended December 31, 2003
--------------------------------------------------------------------------------

     Current Assets and Current Liabilities: The carrying values of cash, accounts receivables, finance contract receivables and payables and certain other short-term financial instruments approximate their fair value.

     Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2003 approximates fair value.

20.  Retirement Plan

     Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to a maximum of $12,000 per year. The Company will match 25% of the employee's contribution up to 6%. Contributions for the years ended December 31, 2003 and 2002 approximated $17,000 and $3,000, respectively.

21.  Supplementary Information - Statement of Cash Flows

     Cash paid during the years for:

     Years Ended December 31,                                                               2003               2002
     ------------------------------------------------------------------------------- ------------------- ------------------

     Interest                                                                        $         127,345   $          57,533
                                                                                     =================== ==================

     Income Taxes                                                                    $          17,608   $          10,534
                                                                                     =================== ==================

     During the year ended December 31, 2003, the Company issued 904 shares of Series A Preferred Stock with a value of $904,000 in connection with a business acquisition.

22.  Discontinued Operations

     The Company operated the International Airport Hotel in San Juan, Puerto Rico through its subsidiary, IAH, Inc., and had been in litigation with the Ports Authority of Puerto Rico concerning the lease on the hotel. In December 2002, the Company agreed in principle to a settlement agreement whereby the Ports Authority would pay the Company $500,000. Operations ceased on January 27, 2003. Costs applied in arriving at the gain on the sale of the discontinued subsidiary for the year ended December 31, 2002 consist of a write off of the remaining equipment used in the operations of the hotel as well as an accrual of costs and expenses directly associated with the close down (including severance pay) and a fee of $50,000 paid to a director of the Company for assistance in managing the previous litigation and negotiating the settlement.

     Revenues from the discontinued operation totaled $64,561 and $828,861 for the years ended December 31, 2003 and 2002, respectively. Pretax net income
     (loss) from the discontinued operation totaled $(46,096) and $37,806 for the years ended December 31, 2003 and 2002, respectively.



--------------------------------------------------------------------------------
                                                                            F-21

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DCAP GROUP, INC.


Dated:   March 11, 2004                           By: /s/ Barry B. Goldstein
                                                  -----------------------------
                                                  Barry B. Goldstein
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures         Capacity                                 Date
         ----------         --------                                 ----

                            President, Chairman of the Board,
                            Chief Executive Officer, Chief
                            Financial Officer, Treasurer and
                            Director (Principal Executive,
/s/ Barry B. Goldstein      Financial and Accounting Officer)    March 11, 2004
-------------------------
Barry B. Goldstein

/s/ Morton L. Certilman     Secretary and Director               March 11, 2004
-------------------------
Morton L. Certilman

/s/ Jay M. Haft             Director                             March 11, 2004
-------------------------
Jay M. Haft

                            Director
-------------------------
Robert M. Wallach