Form 10QSB
period 2004-03-31
DCAP GROUP INC/
filed 2004-05-13
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
                               --------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                        to
                                ----------------------  ------------------------

Commission File Number:  0-1665
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,444,308 shares as of April 30, 2004.

     Transitional Small Business Disclosure Format (check one):
Yes               No   X
   ------           -------

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
         --------------------

         Condensed Consolidated Balance Sheet - March 31, 2004 (Unaudited)

         Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and 2003 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003 (Unaudited)

         Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2004 and 2003 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II. OTHER INFORMATION
-------- ------------------

Item 1.  Legal Proceedings
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Forward-Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2003 under "Factors That May Affect Future Results and Financial Condition".

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

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  FINANCIAL STATEMENTS
         --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------
March 31, 2004
--------------------------------------------------------------------------------

Assets

Current Assets:
  Cash and cash equivalents                                      $ 2,560,834
  Accounts receivable, net of allowance for
     doubtful accounts of $73,000                                  1,050,236
  Finance contracts receivable                  $26,643,356
      Less: Deferred Interest                    (2,236,649)
      Less: Allowance for doubtful accounts        (223,490)      24,183,217
                                                -----------
  Prepaid expenses and other current assets                          138,847
                                                                 -----------
Total Current Assets                                              27,933,134

Property and Equipment, net                                          412,925
Goodwill                                                           1,171,551
Other Intangibles, net                                               324,206
Deposits and Other Assets                                            305,808
                                                                 -----------
Total Assets                                                     $30,147,624
                                                                 ===========

Liabilities And Stockholders' Equity

Current Liabilities:
  Revolving credit line                                          $12,758,926
  Accounts payable and accrued expenses                              863,153
  Premiums payable                                                 8,118,751
  Current portion of long-term debt                                  125,000
  Taxes payable                                                      245,714
  Other current liabilities                                          220,255
                                                                 -----------
Total Current Liabilities                                         22,331,799
                                                                 -----------

Long-Term Debt                                                     3,757,100
                                                                 -----------
Other Liabilities                                                     39,286
                                                                 -----------
Mandatorily Redeemable Preferred Stock                               904,000
                                                                 -----------

Commitments

Stockholders' Equity:
  Common Stock, $.01 par value; 40,000,000
      shares authorized; 16,068,018 shares issued                    160,680
  Preferred Stock, $.01 par value; 1,000,000
     shares authorized; 0 shares issued and outstanding                    -
  Capital in excess of par                                        10,389,409
  Deficit                                                         (6,505,995)
                                                                 -----------
                                                                   4,044,094
Treasury Stock, at cost, 3,714,616 shares                           (928,655)
                                                                 -----------
Total Stockholders' Equity                                         3,115,439
                                                                 -----------
Total Liabilities and Stockholders' Equity                       $30,147,624
                                                                 ===========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Income (Unaudited)
--------------------------------------------------------------------------------
Three months ended March 31,                           2004              2003
--------------------------------------------------------------------------------

Revenues:
    Commissions and fees                          $  1,671,817      $ 1,461,415
    Premium finance revenue                          1,828,200          347,477
                                                  -----------------------------
                                                     3,500,017        1,808,892
                                                  -----------------------------

Operating Expenses:
    General and administrative expenses              2,484,035        1,407,299
    Depreciation and amortization                      102,483           36,317
    Premium finance interest expense                   275,841                -
                                                  -----------------------------
Total Operating Expenses                             2,862,359        1,443,616
                                                  -----------------------------

Operating Income                                       637,658          365,276
                                                  -----------------------------

Other (Expense) Income:
    Interest income                                      1,690            1,348
    Interest expense                                   (10,029)         (17,260)
    Interest expense -
        mandatorily redeemable preferred stock         (11,300)               -
    Gain on sale of stores                                   -           89,700
                                                  -----------------------------
                                                       (19,639)          73,788
                                                  -----------------------------

Income Before Provision for Income Taxes               618,019          439,064

Provision for Income Taxes                             247,708            4,855
                                                  -----------------------------

Income from Continuing Operations                      370,311          434,209

Discontinued Operations:
    Loss from discontinued operations                        -          (46,096)
                                                  -----------------------------

Net Income                                        $    370,311      $   388,113
                                                  =============================

Net Income Per Common Share:
  Basic:
    Income from continuing operations             $       0.03      $      0.03
    Loss from discontinued operations                        -            (0.00)
                                                  -----------------------------
         Net income                               $       0.03      $      0.03
                                                  =============================
  Diluted:
    Income from continuing operations             $       0.02      $      0.03
    Loss from discontinued operations                        -            (0.00)
                                                  -----------------------------
         Net income                               $       0.02      $      0.03
                                                  =============================

Weighted Average Number Of Shares Outstanding:
    Basic                                           12,353,402       12,353,402
                                                  =============================
    Diluted                                         16,205,797       12,923,929
                                                  =============================

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------
Three months ended March 31,                                      2004           2003
------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                                $   370,311      $  388,113
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                            102,483          36,317
       Bad debt expense                                         (24,019)          5,886
       Amortization of warrants                                  14,700               -
       Gain on sale of stores                                         -         (89,700)
       Changes in operating assets and liabilities:
           Decrease (increase) in assets:
           Accounts receivable                                  746,124        (186,155)
           Prepaid expenses and other current assets            (19,516)         30,923
              Deposits and other assets                          (6,385)         (3,979)
           Increase (decrease) in liabilities:
            Premiums payable                                  1,588,532               -
            Accounts payable and accrued expenses              (464,376)       (197,020)
            Taxes payable                                       245,714               -
            Other current liabilities                           (13,448)           (868)
                                                            ----------------------------
Net Cash Provided By (Used in) Operating Activities           2,540,120         (16,483)
                                                            ----------------------------

Cash Flows from Investing Activities:
  Increase in finance contracts receivable - net             (5,075,037)              -
  Decrease in notes and other receivables - net                   4,071          21,649
  Purchase of property and equipment                            (44,001)        (10,952)
  Proceeds from disposition of discontinued subsidiary                -         500,000
  Proceeds from sale of stores                                        -         141,383
                                                            ---------------------------
Net Cash (Used In) Provided by Investing Activities          (5,114,967)        652,080
                                                            ---------------------------

Cash Flows from Financing Activities:
      Principal payments on long-term debt                       (4,467)        (36,606)
      Proceeds from revolving credit line                    16,996,812               -
      Payments on revolving credit line                     (13,205,968)              -
                                                            ---------------------------
Net Cash Provided by (Used in) Financing Activities           3,786,377         (36,606)
                                                            ----------------------------

Net Increase in Cash and Cash Equivalents                     1,211,530         598,991
Cash and Cash Equivalents, beginning of period                1,349,304         607,403
                                                            ---------------------------
Cash and Cash Equivalents, end of period                    $ 2,560,834      $1,206,394
                                                            ===========================

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of March 31, 2004, the Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2004, results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

     This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     b.   Revenue recognition
          -------------------

     We recognize commission revenue from insurance policies at the beginning of the contract period (except for those commissions that are receivable annually, which we recognize on a ratable basis) and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

     Prior to July 14, 2003, premium financing fee revenue was earned based upon the origination of premium finance contracts sold by agreement to third parties. The contract fee gave consideration to an estimate as to the collectability of the loan amount. Periodically, actual results were compared to estimates previously recorded, and adjusted accordingly.

     On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts. To accomplish this, we obtained a credit facility and commenced recording interest and fee-based revenue over the life of each loan (generally 9 to 10 months) and expenses of operating a finance company, such as servicing, bad debts and interest expense.

     Thus, rather than recording a one-time fee per contract (as we did prior to July 14, 2003), we are now recording income and expense over the life of each contract, as well as receivables and payables relating to the operations of a premium finance company. We are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

     Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

     c.   Website Development Costs
          -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $6,582 and $9,800 in such costs was incurred during the three months ended March 31, 2004 and 2003, respectively.

     d.   Reclassifications
          -----------------

     Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2003 to conform with the classifications used for the three months ended March 31, 2004.

3.   Business Segments:
     -----------------

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

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the three months ended March 31, 2004 and 2003.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Three Months Ended                      Premium
     March 31, 2004             Insurance    Finance      Other(1)      Total
     ----------------------    ----------  -----------  -----------  -----------

     Revenues from external
          customers            $1,671,817  $ 1,828,200  $         -  $ 3,500,017
     Interest income                1,690            -            -        1,690
     Interest expense              20,146      275,841        1,183      297,170
     Depreciation and
          amortization             41,947       55,044        5,492      102,483
     Segment profit (loss)
          before income taxes     399,945      464,852     (246,778)     618,019
     Segment profit (loss)        239,980      278,911     (148,580)     370,311
     Segment assets             3,029,824   25,785,954    1,331,846   30,147,624
     ------------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Three Months Ended                      Premium
     March 31, 2003              Insurance   Finance     Other(1)        Total
     ---------------------      ----------   --------   ----------    ----------

     Revenues from external
       customers                $1,461,415   $347,477   $        -    $1,808,892
     Interest income                   841          -          507         1,348
     Interest expense               17,260          -            -        17,260
     Depreciation and
       amortization                 35,927        390            -        36,317
     Segment profit (loss)
       before income taxes         362,421    267,075     (190,432)      439,064
     Segment profit (loss)         362,421    267,075     (195,287)      434,209
     Segment assets              2,101,844    194,864    1,006,305     3,303,013
     ----------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.   Stock Options
     -------------

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------

     Net income, as reported                            $370,311       $388,113

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax
     effects                                             (16,000)       (15,000)
                                                        ---------      --------

     Pro forma net income                               $354,311       $373,113
                                                        ========       ========

     Net income per share:
              Basic - as reported                       $   0.03       $   0.03
                                                        --------       --------
              Basic - pro forma                         $   0.03       $   0.03
                                                        --------       --------

              Diluted - as reported                     $   0.02       $   0.03
                                                        --------       --------
              Diluted - pro forma                       $   0.02       $   0.03
                                                        --------       --------

5.   Sale of Stores
     --------------

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

6.   Net Income Per Share
     --------------------

     Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

     The reconciliation for the three months ended March 31, 2004 and 2003 is as follows:

     Three Months Ended March 31,                                     2004             2003
     -----------------------------------------------------------------------------------------

     Weighted Average Number of Shares Outstanding                 12,353,402       12,353,402
     Effect of Dilutive Securities, common stock equivalents        3,852,395          570,527
                                                                   ---------------------------
     Weighted Average Number of Shares Outstanding,
          used for computing diluted earnings per share            16,205,797       12,923,929
                                                                   ===========================

     Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

     Three Months Ended March 31,                                     2004             2003
     -----------------------------------------------------------------------------------------

     Net Income                                                    $  370,311       $  388,113
     Interest Expense on Dilutive Convertible Preferred Stock          11,300                -
                                                                   ---------------------------
     Net Income Available to Common Shareholders for
          Diluted Earnings Per Share                               $  381,611       $  388,113
                                                                   ===========================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

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

     The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks. The stores also offer automobile club services for roadside assistance and income tax preparation services.

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

     Allowance for finance receivable losses

     Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest. The majority of these shortfalls result in the write-off of such interest. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used.

     Goodwill and intangible assets

     The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2004.

     Stock-based compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and report pro forma disclosures in our Form 10-QSB filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of common shares or stock options to our directors, officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

     Results of Operations

     Our operating income for the three months ended March 31, 2004 was $637,658 as compared to $365,276 for the three months ended March 31, 2003.

     During the three months ended March 31, 2004, revenues from our insurance-related operations were $1,671,817 as compared to $1,461,415 for the three months ended March 31, 2003. The increase was generally due to the revenues of AIA Acquisition Corp. whose assets were acquired effective May 1, 2003.

     Premium finance revenues increased $1,480,723 during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, as indicated by the following table:

                                                  Three Months Ended
                                                         March 31,
                                               ------------------------
                                                   2004          2003
                                               ------------------------

        Revenue from sale of receivables       $        0      $347,477
        Interest and late fee revenue           1,828,200             0
                                               ------------------------

                 Total                         $1,828,200      $347,477
                                               =========================

     During the three months ended March 31, 2003, we recognized premium finance revenue from the sale of premium finance receivables to a third party and recorded a one-time fee per contract. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Co. to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. We then began utilizing these credit facilities and commenced recording interest and fee-based revenue over the life of each loan and the expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one-time fee per contact, we are recording income and expense over the life of each contract.

     Effective November 2003, we began providing premium finance services to our Barry Scott locations (following the expiration of a requirement that the locations use another provider), and in March 2004 we began providing premium finance services to our Atlantic Insurance offices.

     Our selling, general and administrative expenses for the three months ended March 31, 2004 were $1,076,736 more than for the three months ended March 31, 2003. This increase was primarily due to the expenses of AIA Acquisition Corp. whose assets were acquired effective May 1, 2003 and the expenses of operating a finance company, as discussed above, which we commenced on July 14, 2003.

     Our depreciation and amortization expense for the three months ended March 31, 2004 was $66,166 more than for the three months ended March 31, 2003. This increase was primarily the result of our recording amortization of costs associated with obtaining the financing discussed above.

     As a result of the change in our premium finance business in July 2003 as discussed above, we incurred premium finance interest expense during the three months ended March 31, 2004, while none was incurred during the three months ended March 31, 2003.

     In May 2003, we issued redeemable preferred shares in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $11,300 during the three months ended March 31, 2004. No preferred shares were outstanding during the three months ended March 31, 2003.

     During the three months ended March 31, 2003, we sold two of our stores resulting in a gain of $89,700. No such sales occurred during the three months ended March 31, 2004.

     During the three months ended March 31, 2004, our provision for income taxes was $247,708 as opposed to $4,855 for the three months ended March 31, 2003. This was due to the utilization of net operating loss carryforwards for the three months ended March 31, 2003. No net operating loss carryforwards were available for the three months ended March 31, 2004.

     Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $399,945 during the three months ended March 31, 2004 as compared to a net profit before income taxes of $362,421 during the three months ended March 31, 2003. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $464,852 during the three months ended March 31, 2004 as compared to a net profit before income taxes of $267,075 during the three months ended March 31, 2003. The increase was primarily due to increased profits resulting from the change in our business model as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $246,778 during the three months ended March 31, 2004 as compared to $190,432 during the three months ended March 31, 2003. This increase was primarily due to the gain on sale of stores during the three months ended March 31, 2003 while no sale of stores occurred during the three months ended March 31, 2004.

     In January 2003, we discontinued the operations of the International Airport Hotel in San Juan, Puerto Rico. During the three months ended March 31, 2003, this discontinued operation generated a net loss of $46,096. There were no such operations during the three months ended March 31, 2004.

     Liquidity and Capital Resources

     As of March 31, 2004, we had $2,560,834 in cash and cash equivalents and working capital of $5,601,335. As of December 31, 2003, we had $1,349,304 in cash and cash equivalents and working capital of $5,168,694.

     During the three months ended March 31, 2004, our cash and cash equivalents increased by $1,211,530. This was due to the following:

     o Net cash provided by operating activities was $2,540,120 primarily due to the following: (i) our net income for the period of $370,311, plus a decrease in accounts receivable of $746,124, and an increase in premiums payable of $1,588,532 and taxes payable of $245,714, offset by (ii) a decrease in accounts payable and accrued expenses of $464,376.

     o We used $5,114,967 in investing activities primarily due to an increase in our net finance contracts receivable of $5,075,037.

     o Net cash provided by financing activities was $3,786,377 primarily due to the following: (i) proceeds of $16,996,812 from our revolving credit line from Manufacturers and Traders Trust Co. for premium finance purposes, offset by (ii) payments of $13,205,968 on the revolving line.

     Liquidity at March 31, 2004 was sufficient, in the opinion of management, to meet our cash requirements for the 12 month period ending March 31, 2005.

     Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. CONTROLS AND PROCEDURES
        -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   CHANGES IN SECURITIES  AND SMALL BUSINESS  ISSUER  PURCHASES OF EQUITY
          ----------------------------------------------------------------------
          SECURITIES
          ----------

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 5.   OTHER INFORMATION
          -----------------

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------

               3(a) Restated Certificate of Incorporation1

               3(b) Certificate of Designation of Series A Preferred Stock2

               3(c) By-laws, as amended1

               31 Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

          (b)  Reports on Form 8-K
               -------------------

               One Current Report on Form 8-K was filed during the quarter ended March 31, 2004 as follows:

               Date of Report:      February 20, 2004
               Items Reported:      7 and 12

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DCAP GROUP, INC.



Dated: May 13, 2004                       By:/s/ Barry Goldstein
                                             --------------------------------
                                             Barry Goldstein
                                             President, Chairman of the Board,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Treasurer
                                             (Principal Executive, Financial and
                                             Accounting Officer)