Form 10QSB
period 2004-06-30
DCAP GROUP INC/
filed 2004-08-12
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
                               -------------

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                        to
                                ----------------------  ------------------------

Commission File Number:  0-1665

                                DCAP GROUP, INC.
                                ----------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                              36-2476480
         --------                                            -------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,562,487 shares as of July 31 2004.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    --     --

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheet - June 30, 2004 (Unaudited)

          Condensed Consolidated Statements of Income - Six months ended June 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Income - Three months ended June 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2004 and 2003 (Unaudited)

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------
June 30, 2004
--------------------------------------------------------------------------------
Assets

Current Assets:
  Cash and cash equivalents                                       $  2,461,012
  Accounts receivable, net of allowance for
     doubtful accounts of $62,000                                    1,464,512
  Finance contracts receivable                   $27,684,745
    Less: Deferred Interest                       (2,187,938)
    Less: Allowance for doubtful accounts           (141,976)       25,354,831
                                                 -----------
  Prepaid expenses and other current assets                            259,662
                                                                  ------------
Total Current Assets                                                29,540,017

Property and Equipment, net                                            398,659
Goodwill                                                             1,171,551
Other Intangibles, net                                                 304,952
Deposits and Other Assets                                              263,392
                                                                  ------------
Total Assets                                                       $31,678,571
                                                                  ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Revolving credit line                                            $14,379,076
  Accounts payable and accrued expenses                              1,082,518
  Premiums payable                                                   7,037,301
  Current portion of long-term debt                                    125,000
  Income taxes payable                                                 474,393
  Other current liabilities                                            199,909
                                                                  ------------
Total Current Liabilities                                           23,298,197
                                                                  ------------

Long-Term Debt                                                       3,771,800
                                                                  ------------
Other Liabilities                                                       43,388
                                                                  ------------
Mandatorily Redeemable Preferred Stock                                 904,000
                                                                  ------------

Commitments

Stockholders' Equity:
  Common Stock, $.01 par value; 40,000,000 shares authorized;
     16,277,103 shares issued                                          162,771
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
     0 shares issued and outstanding                                         -
  Capital in excess of par                                          10,582,315
  Deficit                                                           (6,155,245)
                                                                  ------------
                                                                     4,589,841
Treasury Stock, at cost, 3,714,616 shares                             (928,655)
                                                                  ------------
Total Stockholders' Equity                                           3,661,186
                                                                  ------------
Total Liabilities and Stockholders' Equity                         $31,678,571
                                                                  ============

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Income (Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                               2004              2003
--------------------------------------------------------------------------------

Revenues:
    Commissions and fees                         $  3,472,839      $  3,015,662
    Premium finance revenue                         3,955,086           697,272
                                                 ------------------------------
                                                    7,427,925         3,712,934
Operating Expenses:
    General and administrative expenses             5,390,022         2,943,162
    Depreciation and amortization                     210,465            74,918
    Premium finance interest expense                  594,713                 -
                                                 ------------------------------
Total Operating Expenses                            6,195,200         3,018,080
                                                 ------------------------------

Operating Income:                                   1,232,725           694,854
                                                 ------------------------------

Other (Expense) Income:
    Interest income                                     5,441             4,803
    Interest expense                                  (18,119)          (33,794)
    Interest expense - mandatorily redeemable
       preferred stock                                (22,600)           (7,792)
    Gain on sale of stores                                  -            89,700
                                                 ------------------------------
                                                      (35,278)           52,917
                                                 ------------------------------

Income Before Provision for Income Taxes            1,197,447           747,771

Provision for Income Taxes                            476,386             5,664
                                                 ------------------------------

Income from Continuing Operations                     721,061           742,107

Discontinued Operations:
    (Loss) from discontinued operations                     -           (46,096)
                                                 ------------------------------

Net Income                                       $    721,061      $    696,011
                                                 ==============================

Net Income Per Common Share:
  Basic:
    Income from continuing operations            $       0.06      $       0.06
    (Loss) from discontinued operations                     -             (0.00)
                                                 ------------------------------
    Net income                                   $       0.06      $       0.06
                                                 ==============================

  Diluted:
    Income from continuing operations            $       0.05      $       0.05
    (Loss) from discontinued operations                     -             (0.00)
                                                 ------------------------------
    Net income                                   $       0.05      $       0.05
                                                 ==============================

Weighted Average Number of Shares Outstanding:
    Basic                                          12,368,087        12,353,402
                                                 ==============================

    Diluted                                        16,186,742        13,079,072
                                                 ==============================

--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Income (Unaudited)
--------------------------------------------------------------------------------
Three months ended June 30,                           2004             2003
--------------------------------------------------------------------------------

Revenues:
    Commissions and fees                         $  1,801,022      $  1,554,247
    Premium finance revenue                         2,126,886           349,795
                                                 ------------------------------
                                                    3,927,908         1,904,042

Operating Expenses:
    General and administrative expenses             2,905,987         1,535,865
    Depreciation and amortization                     107,982            38,599
    Premium finance interest expense                  318,872                 -
                                                 ------------------------------
Total Operating Expenses                            3,332,841         1,574,464
                                                 ------------------------------

Operating Income:                                     595,067           329,578
                                                 ------------------------------

Other (Expense) Income:
    Interest income                                     3,751             3,455
    Interest expense                                   (8,090)          (16,534)
    Interest expense - mandatorily redeemable
       preferred stock                                (11,300)           (7,792)
                                                 ------------------------------
                                                      (15,639)          (20,871)

Income Before Provision for Income Taxes              579,428           308,707

Provision for Income Taxes                            228,678               809
                                                 ------------------------------
Net income                                       $    350,750     $     307,898
                                                 ==============================

Net Income Per Common Share:
  Basic:                                         $       0.03     $        0.02
                                                 ==============================

  Diluted                                        $       0.02     $        0.02
                                                 ==============================

Weighted Average Number of Shares Outstanding:
    Basic                                          12,452,949        12,353,402
                                                 ==============================

    Diluted                                        16,237,865        13,234,215
                                                 ==============================

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                                2004           2003
--------------------------------------------------------------------------------


Cash Flows from Operating Activities:
  Net income                                          $   721,061   $   696,011
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                      210,465        74,918
       Bad debt expense                                         -        27,029
       Amortization of warrants                            29,400             -
       Gain on sale of stores                                   -       (89,700)
       Changes in operating assets and liabilities:
         Decrease (increase) in assets:
           Accounts receivable                            331,848      (375,923)
           Prepaid expenses and other current assets     (144,494)      (44,945)
           Deposits and other assets                      (18,174)       (1,954)
         Increase (decrease) in liabilities:
           Premium payable                                507,082             -
           Accounts payable and accrued expenses         (245,011)      (60,091)
           Income taxes payable                           474,393             -
           Other current liabilities                      (12,281)      (10,942)
                                                      -------------------------
Net Cash Provided by Operating Activities               1,854,289       214,403
                                                      -------------------------

Cash Flows from Investing Activities:
  Increase in finance contracts receivable - net       (6,270,670)            -
  Decrease in notes and other receivables - net             8,234        38,752
  Purchase of property and equipment                      (64,258)      (71,868)
  Business acquisitions                                         -       (39,039)
  Proceeds from disposition of discontinued subsidiary          -       500,000
  Proceeds from sale of stores                                  -       141,383
                                                      -------------------------
Net Cash (Used in) Provided by Investing Activities    (6,326,694)      569,228
                                                      -------------------------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                    (21,878)     (309,214)
  Proceeds from revolving credit line                  35,130,245             -
  Payments on revolving credit line                   (29,719,251)            -
  Proceeds from exercise of warrants                      194,997             -
                                                      -------------------------
Net Cash Provided by (Used in) Financing Activities     5,584,113      (309,214)
                                                      -------------------------

Net Increase in Cash and Cash Equivalents               1,111,708       474,417
Cash and Cash Equivalents, beginning of period          1,349,304       607,403
                                                      -------------------------
Cash and Cash Equivalents, end of period              $ 2,461,012    $1,081,820
                                                      =========================


--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of June 30, 2004, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2004, results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     c.   Website Development Costs
          -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $12,945 and $23,549 in such costs was incurred during the six months ended June 30, 2004 and 2003, respectively.

     d.   Stock Options
          -------------

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the six and three months ended June 30, 2004 and 2003 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                   Six Months Ended                 Three Months Ended
                                                        June 30,                       June 30, 2004
                                                 ----------------------          -----------------------
                                                    2004        2003                 2004         2003
                                                 --------      --------              ----         ----

     Net income, as reported                     $721,061      $696,011            $350,750     $307,898

     Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method, net
     of related tax effects                       (33,000)     (30,000)             (17,000)     (15,000)
                                                 ---------     --------            ---------    --------

     Pro forma net income                        $688,061      $666,011            $333,750     $292,898
                                                 ========      ========            ========     ========

     Net income per share:
              Basic - as reported                $   0.06      $   0.06            $   0.03     $   0.02
                                                 --------      --------            --------     --------
              Basic - pro forma                  $   0.06      $   0.05            $   0.03     $   0.02
                                                 --------      --------            --------     --------


              Diluted - as reported              $   0.05      $   0.05            $   0.02     $   0.02
                                                 --------      --------            --------     --------
              Diluted - pro forma                $   0.04      $   0.05            $   0.02     $   0.02
                                                 --------      --------            --------     --------

     e.   Reclassifications
          -----------------

     Certain reclassifications have been made to the consolidated financial statements for the six months ended June 30, 2003 to conform with the classifications used for the six months ended June 30, 2004.

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

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the six months ended June 30, 2004 and 2003.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Six Months Ended                      Premium
     June 30, 2004            Insurance     Finance       Other(1)        Total
     --------------------     ---------    ---------      --------        -----

     Revenues from external
       customers              $3,472,839   $3,955,086  $         -    $7,427,925
     Interest income               5,441            -            -         5,441
     Interest expense             39,536      594,713        1,183       635,432
     Depreciation and
       amortization               84,648      111,528       14,289       210,465
     Segment profit (loss)
       before income taxes       817,976      965,963     (586,492)    1,197,447
     Segment profit (loss)       490,786      579,577     (349,302)      721,061
     Segment assets            3,565,414   26,754,589    1,358,568    31,678,571

    ------------
     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

     Six Months Ended                       Premium
     June 30, 2003             Insurance    Finance      Other(1)      Total
     --------------------     ----------    --------   ----------   ----------

     Revenues from external
       customers              $3,015,662    $697,272    $       -   $3,712,934
     Interest income               1,223           -        3,580        4,803
     Interest expense             41,586           -            -       41,586
     Depreciation and
       amortization               74,138         780            -       74,918
     Segment profit (loss)
       before income taxes       626,487     525,266     (403,982)     747,771
     Segment profit (loss)       626,487     525,266     (409,646)     742,107
     Segment assets            3,236,120     209,038      924,000    4,369,158

     ----------
     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.   Sale of Stores
     --------------

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

5.   Net Income Per Share
     --------------------

     Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of mandatorily redeemable preferred stock.

     The reconciliation is as follows:

                                           Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                        ---------------------------      -----------------------------
                                           2004           2003               2004             2003
     -------------------------------------------------------------------------------------------------

     Weighted Average Number
       of Shares Outstanding            12,452,949       12,353,402       12,368,087        12,353,402
     Effect of Dilutive Securities,
       common stock equivalents          3,784,916          880,813        3,818,655           725,670
                                        ---------------------------       ----------------------------
     Weighted Average Number of
       Shares Outstanding, used for
       computing diluted earnings
       per share                        16,237,865       13,234,215       16,186,742        13,079,072
                                        ===========================       ============================

     Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

                                                     Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                 --------------------------           -------------------------
                                                   2004               2003               2004             2003
     -----------------------------------------------------------------------------------------------------------

     Net Income                                  $350,750          $307,898            $721,061         $696,011
     Interest Expense on Dilutive
       Convertible Preferred Stock                 11,300                 -              22,600                -
                                                 ---------------------------------------------------------------
     Net Income Available to Common
       Shareholders for Diluted Earnings
       Per Share                                 $362,050          $307,898            $743,661         $696,011
                                                 ===============================================================


6.   Exercise of Warrants
     --------------------

     During the six months ended June 30, 2004, warrants were exercised for the purchase of 113,633 common shares at an exercise price of $1.10 per share and 95,452 common shares at an exercise price of $.73 per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

     Overview

     We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., and five Atlantic Insurance locations acquired through our May 2003 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 42 franchised DCAP locations.

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

     Critical Accounting Policies

     Our consolidated financial statements include accounts of DCAP Group, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome, as anticipated by our management in formulating its estimates inherent in these financial statements, might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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

     Goodwill and intangible assets

     The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at June 30, 2004.

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

     Results of Operations

     Our operating income for the six months ended June 30, 2004 was $1,232,725, an increase of 77% over the results for the comparable 2003 perid of $694,854.

     During the six months ended June 30, 2004, revenues from our insurance-related operations were $3,472,839, an increase of 15% over the revenues for the comparable 2003 period of $3,015,662. The increase was generally due to the revenues of our Atlantic Insurance stores whose assets were acquired effective May 1, 2003.

     Premium finance revenues for the six months ended June 30, 2004 totaled $3,955,086, an increase of 467% over the comparable 2003 period of $697,272 (see table):

                                                   Six Months Ended
                                                       June 30,
                                              -------------------------
                                                 2004            2003
                                              -------------------------

         Revenue from sale of receivables     $        0      $697,272
         Interest and late fee revenue         3,955,086             0
                                              -------------------------

                  Total                       $3,955,086      $697,272
                                              =========================

     During the six months ended June 30, 2003, we recognized premium finance revenue from the sale of premium finance receivables to a third party and recorded a one-time fee per contract. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Co. to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. We then began utilizing these credit facilities and commenced recording interest and fee-based revenue over the life of each loan and the expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one-time fee per contract, we are recording income and expense over the life of each contract.

     Effective November 2003, we began providing premium finance services to our Barry Scott locations (following the expiration of a requirement that the locations use another provider), and in March 2004 we began providing premium finance services to our Atlantic Insurance offices.

     Our selling, general and administrative expenses for the six months ended June 30, 2004 were $2,446,860 more than for the six months ended June 30, 2003. This increase was primarily due to the expenses of our Atlantic Insurance stores whose assets were acquired effective May 1, 2003, and the expenses of operating a finance company, as discussed above, which we commenced on July 14, 2003.

     Our depreciation and amortization expense for the six months ended June 30, 2004 was $135,547 more than for the six months ended June 30, 2003. This increase was primarily the result of our recording amortization of costs associated with obtaining the financing discussed above.

     As a result of the change in our premium finance business in July 2003 as discussed above, we incurred premium finance interest expense during the six months ended June 30, 2004, while none was incurred during the six months ended June 30, 2003.

     In May 2003, we issued redeemable preferred shares in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $22,600 during the six months ended June 30, 2004 as compared to $7,792 during the six months ended June 30, 2003.

     During the six months ended June 30, 2003, we sold two of our stores resulting in a gain of $89,700. No such sales occurred during the six months ended June 30, 2004.

     During the six months ended June 30, 2004, our provision for income taxes was $476,386 as opposed to $5,664 for the six months ended June 30, 2003. This was due to the utilization of net operating loss carryforwards for the six months ended June 30, 2003. No net operating loss carryforwards were available for the six months ended June 30, 2004.

     Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $817,976 during the six months ended June 30, 2004 as compared to a net profit before income taxes of $626,487 during the six months ended June 30, 2003. This increase was primarily the result of an increase in commission revenue. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $965,963 during the six months ended June 30, 2004 as compared to a net profit before income taxes of $525,266 during the six months ended June 30, 2003. The increase was primarily due to increased profits resulting from the change in our business model as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $586,492 during the six months ended June 30, 2004 as compared to $403,982 during the six months ended June 30, 2003. This increase was primarily due to the $89,700 gain on sale of stores during the six months ended June 30, 2003 while no sale of stores occurred during the six months ended June 30, 2004, and increased compensation expenses during the 2004 period.

     In January 2003, we discontinued the operations of the International Airport Hotel in San Juan, Puerto Rico. During the six months ended June 30, 2003, this discontinued operation generated a net loss of $46,096. There were no such operations during the six months ended June 30, 2004.

     Liquidity and Capital Resources

     As of June 30, 2004, we had $2,461,012 in cash and cash equivalents and working capital of $6,241,820. As of December 31, 2003, we had $1,349,304 in cash and cash equivalents and working capital of $5,168,694.

     During the six months ended June 30, 2004, our cash and cash equivalents increased by $1,111,708. This was due to the following:

          o Net cash provided by operating activities was $1,854,289 primarily due our net income for the period of $721,061, plus a decrease in accounts receivable of $331,848 and an increase in premiums payable of $507,082 and taxes payable of $474,393.

          o We used $6,326,694 in investing activities primarily due to an increase in our net finance contracts receivable of $6,270,670

          o Net cash provided by financing activities was $5,584,113 primarily due to proceeds of $35,130,245 from our revolving credit line from Manufacturers and Traders Trust Co. for premium finance purposes, offset by payments of $29,719,251 on the revolving line.

     Liquidity at June 30, 2004 was sufficient, in the opinion of management, to meet our cash requirements for the 12 month period ending June 30, 2005.

     Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  CONTROLS AND PROCEDURES
-------  -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
          -------------------------------------------------------------------
          SECURITIES
          ----------

          Between April 26, 2004 and May 27, 2004, holders of Class A warrants exercised their warrants for the purchase of an aggregate of 113,633 shares of common stock at an exercise price of $1.10 per share.

          Effective June 2, 2004, the holder of a placement agent warrant exercised his warrant for the purchase of 95,452 shares of common stock at an exercise price of $0.73 per share.

          The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based upon the following: (i) representations or other information available to us to the effect that each of the purchasers was either an "accredited investor" or had such knowledge and experience in financial and business matters that it or he was capable of evaluating the merits and risks of an investment in the shares of common stock, each acquired the shares for its or his own account and each had access to information regarding us; (ii) the certificates representing the shares bear a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) the offering and sale of the shares was not done by any form of general solicitation or general advertising.

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

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits
          --------

          3(a) Certificate of Incorporation, as amended(1)

          3(b) By-laws, as amended


-------
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

          10 Amendment No. 2, dated as of June 29, 2004 (but effective as of January 1, 2004), to Employment Agreement, dated as of May 10, 2001, by and between DCAP Group, Inc. and Barry Goldstein

          31   Rule  13a-14(a)/15d-14(a)  Certification  as adopted  pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K
          -------------------

          No Current Report on Form 8-K was filed by us during the quarter ended June 30, 2004.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DCAP GROUP, INC.



Dated: August 12, 2004                By: /s/ Barry Goldstein
                                         ---------------------------------------
                                         Barry Goldstein
                                         President, Chairman of the Board,
                                         Chief Executive Officer, Chief
                                         Financial Officer and Treasurer
                                         (Principal Executive, Financial and
                                         Accounting Officer)