Form 10QSB
period 2004-09-30
DCAP GROUP INC/
filed 2004-11-15
CIK 33992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
                               ------------------

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
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes             No
                                                  ---------      ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,512,424 shares as of October 31, 2004.

     Transitional Small Business Disclosure Format (check one):
Yes               No   X
   ------           -------

                                      INDEX

                        DCAP GROUP, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheet - September 30, 2004 (Unaudited)

          Condensed Consolidated Statements of Income - Nine months ended September 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Income - Three Months ended September 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2004 and 2003 (Unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation
Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits


SIGNATURES

Explanatory Note
----------------

     All references in this Quarterly Report to numbers of common shares and per share information give retroactive effect to the one-for-five reverse split of our common shares effected as of August 26, 2004.

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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------
September 30, 2004
--------------------------------------------------------------------------------

Assets

Current Assets:
  Cash and cash equivalents                                       $  2,247,163
  Accounts receivable, net of allowance for
     doubtful accounts of $62,000                                    1,973,081
  Finance contracts receivable                     $25,980,085
      Less: Deferred Interest                       (1,841,522)
      Less: Allowance for doubtful accounts           (169,804)     23,968,759
                                                   -----------
  Prepaid expenses and other current assets                            234,515
                                                                  --------------
Total Current Assets                                                28,423,518

Property and Equipment, net                                            420,967
Goodwill                                                             1,171,551
Other Intangibles, net                                                 285,698
Deposits and Other Assets                                              319,027
                                                                  -------------
Total Assets                                                       $30,620,761
                                                                  ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Revolving credit line                                            $13,512,193
  Accounts payable and accrued expenses                                907,859
  Premiums payable                                                   6,419,638
  Current portion of long-term debt                                    125,000
  Income taxes payable                                                 657,532
  Other current liabilities                                            365,039
                                                                  -------------
Total Current Liabilities                                           21,987,261
                                                                  -------------

Long-Term Debt                                                       3,661,500
                                                                  -------------
Other Liabilities                                                       32,003
                                                                  -------------
Mandatorily Redeemable Preferred Stock                                 904,000
                                                                  -------------

Commitments

Stockholders' Equity:
  Common Stock, $.01 par value; 10,000,000
      shares authorized; 3,255,347 shares issued                        32,553
  Preferred Stock, $.01 par value; 1,000,000
     shares authorized; 0 shares issued and outstanding                      -
  Capital in excess of par                                          10,712,533
  Deficit                                                           (5,780,434)
                                                                  -------------
                                                                     4,964,652
Treasury Stock, at cost, 742,923 shares                               (928,655)
                                                                  -------------
Total Stockholders' Equity                                           4,035,997
                                                                  -------------
Total Liabilities and Stockholders' Equity                         $30,620,761
                                                                  ============

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                         2004            2003
--------------------------------------------------------------------------------

Revenues:
    Commissions and fees                             $ 5,326,539   $  4,600,853
    Premium finance revenue                            6,049,173      1,074,406
                                                     --------------------------
                                                      11,375,712      5,675,259
                                                     --------------------------

Operating Expenses:
    General and administrative expenses                8,345,040      4,675,907
    Depreciation and amortization                        313,423        165,189
    Premium finance interest expense                     932,146         92,651
                                                     --------------------------
Total Operating Expenses                               9,590,609      4,933,747
                                                     --------------------------

Operating Income                                       1,785,103        741,512
                                                   ----------------------------

Other (Expense) Income:
    Interest income                                        7,212          7,597
    Interest expense                                     (24,965)       (44,962)
    Interest expense -
        mandatorily redeemable preferred stock           (33,900)       (18,833)
    Gain on sale of stores                                     -         89,700
    Gain on sale of book of business                           -         88,962
                                                   ----------------------------
                                                         (51,653)       122,464
                                                   ----------------------------

Income Before Provision for (Benefit of) Income Taxes   1,733,450       863,976

Provision for (Benefit of) Income Taxes                   637,578      (182,922)
                                                   ----------------------------

Income from Continuing Operations                       1,095,872     1,046,898

Discontinued Operations:
    Loss from discontinued operations                           -       (46,096)
                                                   ----------------------------

Net Income                                            $ 1,095,872    $1,000,802
                                                   ============================

Net Income Per Common Share:
  Basic:
    Income from continuing operations                $       0.44    $     0.43
    Loss from discontinued operations                           -         (0.02)
                                                   ----------------------------
         Net income                                  $       0.44    $     0.41
                                                   ============================

  Diluted:
    Income from continuing operations                $       0.35    $     0.40
    Loss from discontinued operations                           -         (0.02)
                                                   ----------------------------
         Net income                                  $       0.35    $     0.38
                                                   ============================

Weighted Average Number of Shares Outstanding:
    Basic                                               2,491,333     2,470,680
                                                   ============================

    Diluted                                             3,244,947     2,681,088
                                                   ============================

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.


                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
----------------------------------------------------------------------------------------------
Three months ended September 30,                                    2004            2003
----------------------------------------------------------------------------------------------

Revenues:

    Commissions and fees                                      $  1,853,700      $  1,585,191
    Premium finance revenue                                      2,094,087           377,134
                                                               -----------------------------
                                                                 3,947,787         1,962,325
                                                               -----------------------------

Operating Expenses:
    General and administrative expenses                          2,955,019         1,732,745
    Depreciation and amortization                                  102,957            90,271
    Premium finance interest expense                               337,434            92,651
                                                               -----------------------------
Total Operating Expenses                                         3,395,410         1,915,667
                                                               -----------------------------

Operating Income                                                   552,377            46,658
                                                               -----------------------------

Other (Expense) Income:
    Interest income                                                  1,771             2,794
    Interest expense                                                (6,846)          (11,168)
    Interest expense -
        mandatorily redeemable preferred stock                     (11,300)          (11,041)
    Gain on sale of book of business                                     -            88,962
                                                               -----------------------------
                                                                   (16,375)           69,547
                                                               -----------------------------

Income Before Provision for (Benefit of) Income Taxes              536,002           116,205

Provision for (Benefit of) Income Taxes                            161,191          (188,586)
                                                               -----------------------------

Net Income                                                     $   374,811    $      304,791
                                                               =============================

Net Income Per Common Share:
    Basic                                                      $      0.15   $          0.12
                                                               =============================

    Diluted                                                    $      0.12   $          0.11
                                                               =============================

Weighted Average Number of Shares Outstanding:
    Basic                                                         2,512,497        2,470,680
                                                               =============================

    Diluted                                                       3,245,876        2,811,636
                                                               =============================



--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------
Nine months ended September 30,                                       2004              2003
-------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income                                                    $   1,095,872     $  1,000,802
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                  313,423          165,189
       Bad debt expense                                                     -           42,098
       Amortization of warrants                                        44,100                -
       Gain on sale of stores                                               -          (89,700)
       Gain on sale of book of business                                     -          (88,962)
       Deferred income tax benefit                                          -         (200,000)
       Changes in operating assets and liabilities:
         Decrease (increase) in assets:
           Accounts receivable                                       (176,721)        (478,848)
           Prepaid expenses and other current assets                 (123,606)        (222,475)
           Deposits and other assets                                 (114,474)         (82,745)
         Increase (decrease) in liabilities:
           Premiums payable                                          (110,581)       5,830,101
           Accounts payable and accrued expenses                     (419,670)          91,107
           Income taxes payable                                       657,532                -
           Other current liabilities                                  152,849          (25,296)
                                                                -------------------------------
Net Cash Provided by Operating Activities                           1,318,724        5,941,271
                                                                -------------------------------

Cash Flows from Investing Activities:
  Increase in finance contracts receivable - net                   (4,884,598)     (11,819,646)
  Decrease in notes and other receivables - net                        12,493           19,441
  Business acquisition                                                      -          (39,039)
  Purchase of property and equipment                                 (129,605)         (74,535)
  Proceeds from disposition of discontinued subsidiary                      -          500,000
  Proceeds on sale of book of business                                      -          112,925
  Proceeds from sale of stores                                              -          141,383
                                                                -------------------------------
Net Cash Used in Investing Activities                              (5,001,710)     (11,159,471)
                                                                -------------------------------

Cash Flows from Financing Activities:
   Principal payments on long-term debt                              (158,263)        (368,965)
   Proceeds from long-term debt                                             -        3,500,000
   Proceeds from revolving credit line                             51,895,399        3,387,479
   Payments on revolving credit line                              (47,351,288)        (770,018)
   Proceeds from exercise of warrants                                 194,997                -
                                                                -------------------------------
Net Cash Provided by Financing Activities                           4,580,845        5,748,496
                                                                ------------------------------

Net Increase in Cash and Cash Equivalents                             897,859          530,296
Cash and Cash Equivalents, beginning of period                      1,349,304          607,403
                                                                -------------------------------
Cash and Cash Equivalents, end of period                           $2,247,163       $1,137,699
                                                                ===============================

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                        DCAP GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1. The Condensed Consolidated Balance Sheet as of September 30, 2004, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

     This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     b. Revenue recognition
        -------------------

     We recognize commission revenue from insurance policies at the beginning of the contract period (except for contingent commissions that are receivable annually, which we recognize on a ratable basis) and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

     c. Website Development Costs
        -------------------------

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $47,043 and $40,500 in such costs was incurred during the nine months ended September 30, 2004 and 2003, respectively.

     d. Reclassifications
        -----------------

     Certain reclassifications have been made to the consolidated financial statements for the nine months ended September 30, 2003 to conform with the classifications used for the nine months ended September 30, 2004.

3.   Business Segments:

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

     In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the nine months ended September 30, 2004 and 2003.

     Summarized financial information concerning our reportable segments is shown in the following tables:

     Nine Months Ended                            Premium
     September 30, 2004          Insurance        Finance          Other(1)         Total
     -----------------------    ----------      ----------        ---------      -----------
     Revenues from external
       customers                $5,326,539      $6,049,173        $       -      $11,375,712
     Interest income                 7,212               -                -            7,212
     Interest expense               57,682         932,146            1,183          991,011
     Depreciation and
       amortization                128,458         161,934           23,031          313,423
     Segment profit (loss)
       before income taxes       1,284,412       1,379,568         (930,530)       1,733,450
     Segment profit (loss)         770,647         827,741         (502,516)       1,095,872
     Segment assets              3,915,060      25,680,697        1,025,004       30,620,761

     ------------
     (1)  Column  represents  corporate-related  items  and,  as it  relates  to segment  profit  (loss),  income,  expense and assets not allocated to reportable segments.


     Nine Months Ended                                Premium
     September 30, 2003            Insurance          Finance         Other(1)           Total
     ------------------------      ---------         ----------       --------           -----
     Revenues from external
          customers                $4,600,853        $1,074,406      $        -      $5,675,259
     Interest income                    1,223                 -           6,374           7,597
     Interest expense                  63,795            92,651               -         156,446
     Depreciation and
         amortization                 111,848            46,341               -         165,189
     Segment profit (loss)
         before income taxes          795,501           604,361        (535,886)        863,976
     Segment profit (loss)            795,501           604,361        (352,964)      1,046,898
     Segment assets                 3,046,295        12,598,948       1,200,361      16,845,604
     ----------

     (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.   Stock Options
     -------------

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the nine and three months ended September 30, 2004 and 2003 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                     Nine  Months Ended                 Three Months Ended
                                                        September 30,                      September 30,
                                                 ---------------------------       ----------------------------
                                                     2004           2003                2004             2003
                                                  ------------  -------------      ------------      ----------


     Net income, as reported                      $1,095,872     $1,000,802            $374,811       $304,791

     Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method, net
     of related tax effects                          (50,000)       (59,000)            (17,000)       (23,000)
                                                   ---------      ---------             -------        -------

     Pro forma net income                         $1,045,872       $941,802            $357,811       $281,791
                                                   =========      =========             =======        =======

     Net income per share:
              Basic - as reported                      $0.44          $0.41               $0.15          $0.12
                                                        ----           ----                ----           ----
              Basic - pro forma                        $0.42          $0.38               $0.14          $0.11
                                                        ----           ----                ----           ----

              Diluted - as reported                    $0.35          $0.38               $0.12          $0.11
                                                        ----           ----                ----           ----
              Diluted - pro forma                      $0.33          $0.36               $0.11          $0.10
                                                        ----           ----                ----           ----

5.   Sale of Stores and Book of Business
     -----------------------------------

     During the nine months ended September 30, 2003, we sold two of our retail offices (part of our Insurance segment) and the book of business relating to one store for cash consideration aggregating approximately $254,000 and a note receivable of approximately $97,000. These sales resulted in a gain of approximately $179,000. The assets included accounts receivable of approximately $97,000, goodwill with a carrying amount of $57,000, and fixed assets with a carrying amount of approximately $10,000. In addition, concurrently with the sale of the two retail stores, the purchasers entered into franchise agreements with us.

6.   Income Taxes
     ------------

     Our tax benefit for the three and nine months ended September 30, 2003 reflects the anticipated utilization of estimated net operating loss carryforwards that had previously been fully reserved and the reversal of approximately 50% of the valuation allowance relating to the net operating loss carryforward not subject to Internal Revenue Code Section 382. Our tax provision for the three and nine months ended September 30, 2004 differs from statutory rates as it results from an underaccrual of the 2003 tax benefit.

7.   Net Income Per Share
     --------------------

     Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

     The reconciliation is as follows:

                                             Nine Months Ended               Three Months Ended
                                                September 30,                   September 30,
                                             2003            2004             2003           2004
                                          ---------       ---------        ---------      ---------
      Weighted Average Number
         of Shares Outstanding            2,491,333       2,470,680        2,512,497      2,470,680

      Effect of Dilutive Securities,
          Common Stock Equivalents          753,614         210,408          733,379        340,956
                                          ---------       ---------        ---------      ---------

      Weighted Average Number of
          Shares Outstanding, used for
          computing diluted earnings
          per share                       3,244,947       2,681,088        3,245,876      2,811,636
                                          =========       =========        =========      ==========

     Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

                                                          Nine Months Ended             Three Months Ended
                                                            September 30,                  September 30,
                                                      2004               2003          2004            2003
                                                  -----------        -----------     ---------       ---------

     Net Income                                   $1,095,872         $1,000,802      $374,811        $304,791
     Interest Expense on Dilutive
         Convertible Preferred Stock                  33,900             18,833        11,300          11,041
                                                  ----------         ----------      --------        --------
     Net Income Available to Common
         Shareholders for Diluted Earnings
         Per Share                                $1,129,772         $1,019,635      $386,111        $315,832
                                                  ==========         ==========      ========        ========

8.   Exercise of Warrants
     --------------------

     During the nine months ended September 30, 2004, warrants were exercised for the purchase of 22,727 common shares at an exercise price of $5.50 per share and 19,090 common shares at an exercise price of $3.65 per share.

9.   Reverse Stock Split
     -------------------

     On August 26, 2004, we effected a one-for-five reverse split of our common shares. The $0.01 par value per share was not changed as a result of the reverse split and $130,218 was transferred from common stock to capital in excess of par value. Total shares outstanding decreased from 12,562,487 to 2,512,424 as a result of the reverse split. All references to numbers of common shares and per share information give retroactive effect to the one-for-five reverse split.

     In connection with the reverse split, the number of authorized common shares was reduced from 40,000,000 to 10,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ----------------------------------------------------------

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

     Commission and fee income

     We recognize commission revenue from insurance policies at the beginning of the contract period, except for contingent commissions that are receivable annually, for which we recognize the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

     Goodwill and intangible assets

     The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at September 30, 2004.

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

     Results of Operations

     Our operating income for the nine months ended September 30, 2004 was $1,785,103 as compared to $741,512 for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2004, revenues from our insurance-related operations were $5,326,539 as compared to $4,600,853 for the nine months ended September 30, 2003. The increase was generally due to the revenues of our Atlantic Insurance stores (whose assets were acquired effective May 1, 2003) as well as an increase in contingent commissions during the 2004 period.

     Premium finance revenues increased $4,974,767 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as indicated by the following table:

                                                  Nine Months Ended
                                                    September 30,
                                                 2004           2003
                                             ------------------------

     Revenue from sale of receivables        $        -    $  683,497
     Interest and late fee revenue            6,049,173       390,909
                                             ----------    ----------

              Total                          $6,049,173    $1,074,406
                                             ==========    ==========

     During the period from January 1, 2003 until July 13, 2003, we recognized premium finance revenue from the sale of premium finance receivables to a third party and recorded a one-time fee per contract. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Co. to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. We then began utilizing these credit facilities and commenced recording interest and fee-based revenue over the life of each loan and the expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus, rather than recording a one-time fee per contact, we are recording income and expense over the life of each contract.

     Effective November 2003, we began providing premium finance services to our Barry Scott locations (following the expiration of a requirement that the locations use another provider), and in March 2004 we began providing premium finance services to our Atlantic Insurance offices.

     Our general and administrative expenses for the nine months ended September 30, 2004 were $3,669,133 more than for the nine months ended September 30, 2003. This increase was primarily due to the expenses of our Atlantic Insurance stores (whose assets were acquired effective May 1, 2003) and the expenses of operating a finance company, as discussed above, which we commenced on July 14, 2003.

     Our depreciation and amortization expense for the nine months ended September 30, 2004 was $148,234 more than for the nine months ended September 30, 2003. This increase was primarily the result of our recording amortization of costs associated with obtaining the financing discussed above.

     During the nine months ended September 30, 2004, we incurred premium finance interest expense of $932,146 as compared to $92,651 during the nine months ended September 30, 2003. This increase was the result of the change in our premium finance business in July 2003 as discussed above.

     In May 2003, we issued redeemable preferred shares in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $33,900 during the nine months ended September 30, 2004 as compared to $18,833 during the nine months ended September 30, 2003.

     During the nine months ended September 30, 2003, we sold two of our stores and the book of business relating to one store, resulting in a gain of $178,662. No such sales occurred during the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, our provision for income taxes was $637,578 as opposed to a tax benefit of $182,922 for the nine months ended September 30, 2003. This was primarily due to the reversal of the valuation allowance on our net operating loss carryforwards for the nine months ended September 30, 2003. Our tax provision for the nine months ended September 30, 2004 differs from statutory rates as it results from an underaccrual of the 2003 tax benefit.

     Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $1,284,412 during the nine months ended September 30, 2004 as compared to a net profit before income taxes of $795,501 during the nine months ended September 30, 2003. This increase was primarily the result of the inclusion of AIA's operations and an increase in contingent commission revenue during the 2004 period. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $1,379,568 during the nine months ended September 30, 2004 as compared to a net profit before income taxes of $604,361 during the nine months ended September 30, 2003. The increase was primarily due to increased profits resulting from the change in our business model as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $930,530 during the nine months ended September 30, 2004 as compared to $535,886 during the nine months ended
September 30, 2003. This increase was primarily due to the gain on sale of stores and book of business during the nine months ended September 30, 2003 while no sale of stores or book of business occurred during the nine months ended September 30, 2004 as well as increased salary expense and the purchase of directors and officers liability insurance during the nine months ended September 30, 2004.

     In January  2003,  we  discontinued  the  operations  of the  International
Airport Hotel in San Juan, Puerto Rico. During the nine months ended September 30, 2003, this discontinued operation generated a net loss of $46,096. There were no such operations during the nine months ended September 30, 2004.

     An action was recently brought by the New York State Attorney General against Marsh & McLennan Companies, the nation's leading insurance brokerage firm, alleging, among other things, that it had improperly steered clients to insurers with whom it had lucrative contingent commission arrangements. As a result of the ongoing investigation of this matter by the Attorney General's office and others, we anticipate that there may be an industry-wide change in the method by which insurance brokers are compensated. We do not believe that any such change would have a material adverse effect on our results of operations.

     Liquidity and Capital Resources

     As of September 30, 2004, we had $2,247,163 in cash and cash equivalents and working capital of $6,436,257. As of December 31, 2003, we had $1,349,304 in cash and cash equivalents and working capital of $5,168,694.

     During the nine months ended September 30, 2004, our cash and cash equivalents increased by $897,859. This was due to the following:

     o Net cash provided by operating activities was $1,318,724 primarily due our net income for the period of $1,095,872, plus an increase in taxes payable of $657,532 and deprecation and amortization expenses of $313,423, offset by a decrease in accounts payable and accrued expenses of $419,670.

     o We used $5,001,710 in investing activities primarily due to an increase in our net finance contracts receivable of $4,884,598.

     o Net cash provided by financing activities was $4,580,845 primarily due to proceeds of $51,895,399 from our revolving credit line from Manufacturers and Traders Trust Co. for premium finance purposes, offset by payments of $47,351,288 on the revolving line.

     Liquidity at September 30, 2004 was sufficient, in the opinion of management, to meet our cash requirements for the 12 month period ending September 30, 2005.

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

Item 3. CONTROLS AND PROCEDURES
        -----------------------

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          None

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 5.   OTHER INFORMATION
          -----------------

          None

Item 6.   EXHIBITS
          --------

          3(a) Restated Certificate of Incorporation, as amended

          3(b) Certificate   of  Amendment  of  the  Restated   Certificate   of
               Incorporation, filed August 25, 2004

          3(c) By-laws, as amended(1)

          10 Employment Agreement, dated September 24, 2004, by and between DCAP Group, Inc. and Jack Willis

          31   Rule  13a-14(a)/15d-14(a)  Certification  as adopted  pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DCAP GROUP, INC.



Dated:  November 9, 2004               By: /s/ Barry Goldstein
                                           -------------------------------------
                                           Barry Goldstein
                                           President, Chairman of the Board,
                                           Chief Executive Officer, Chief
                                           Financial Officer and Treasurer
                                           (Principal Executive, Financial and
                                           Accounting Officer)