Form 10KSB
period 2004-12-31
DCAP GROUP INC
filed 2005-03-31
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2004

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number	0-1665

DCAP GROUP, INC.
(Name of small business issuer in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No__ .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

State issuer's revenues for its most recent fiscal year: $15,088,013

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $10,414,869 as of February 28, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
  Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __  No __ .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,722,024 shares as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format: Yes ____   No  [X]

PART I

Explanatory Note

All references in this Annual Report to numbers of common shares and per share information give retroactive effect to the one-for-five reverse split of our common shares effected as of August 26, 2004.

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under “Factors That May Affect Future Results and Financial Condition”.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

General

We operate two lines of business:

$	franchising, ownership and operation of storefront insurance agencies under the DCAP, Barry Scott and Atlantic Insurance brand names

$	premium financing of insurance policies for our DCAP, Barry Scott and Atlantic Insurance clients as well as clients of non-affiliated entities

Our business strategy anticipates the utilization and expansion of our distribution network and delivery of insurance-related services through this network. Pursuant to this strategy, we have

$	granted franchises for the use of the DCAP trade name

$	sold our interest in a number of storefronts but retained them as DCAP franchises

$
as discussed below, purchased Barry Scott Companies, Inc., which has 19 store locations, and the assets of AIA Acquisition Corp., which has five store locations that operate under the Atlantic Insurance brand name

$	changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts

Developments During 2004

The following material events occurred during 2004:

•	Effective August 26, 2004, we effected a one-for-five reverse split of our common shares.

•	In September 2004, we hired John J. Willis, Jr. as our Chief Operating Officer. See Item 9 of this Annual Report.

•	On October 7, 2004, our common shares began trading on the NASDAQ Small Cap Market.

•
In December 2004, we increased our premium finance line of credit with Manufacturers and Traders Trust Co. (“M&T”) from $18,000,000 to $25,000,000 and extended the term of the line to June 30, 2007. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The terms of the new line of credit agreement are similar to our previous line of credit agreement with M&T, except that the interest rate was reduced from M&T’s prime lending rate plus 1.5% to, at our option, either (i) M&T’s prime lending rate or (ii) LIBOR plus 2.5%, and the amount that we can borrow was raised from 80% to 85% of eligible premium finance receivables. In January 2005, we utilized the line of credit to repay $1,000,000 of our $3,500,000 subordinated debt discussed under “Developments During 2003” below. We need to extend the maturity date of our subordinated debt as discussed under “Factors That May Affect Future Results and Financial Condition” in Item 6 of this Annual Report.

Developments During 2003

The following material events occurred during 2003:

$
Effective May 1, 2003, we acquired substantially all of the assets of AIA Acquisition Corp., an insurance brokerage firm with five offices located in eastern Pennsylvania that operate under the Atlantic Insurance brand. The acquisition allowed for the expansion of our geographical footprint outside New York State and allowed for us to capitalize on operational and administrative efficiencies. See Item 12 of this Annual Report.

$
In July 2003, in connection with the change in our premium finance operations business model, as discussed above, we obtained an $18,000,000 revolving line of credit from M&T that was due in July 2005. Interest on this loan was payable at the rate of prime plus 1.5%. Concurrently, we obtained a $3,500,000 secured subordinated loan, that is repayable in January 2006 and carries interest at the rate of 12-5/8% per annum. In connection with the $3,500,000 debt financing, we issued warrants for the purchase of 105,000 common shares at an exercise price of $6.25 per share. The warrants expire on January 10, 2006. See “Developments During 2004” above.

Developments During 2002

The following material events occurred during 2002:

$
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

$	In August 2002, we raised gross proceeds of $500,000 through a private placement of our common shares.

$
During 2002, we determined that our operation of the former International Airport Hotel in San Juan, Puerto Rico was a non-core business and that we should settle the ongoing litigation with the Ports Authority of Puerto Rico, the owner of the hotel, concerning the term of the lease granted to our wholly-owned subsidiary, IAH, Inc. Accordingly, in December 2002, IAH reached a verbal understanding with the Ports Authority and, on January 29, 2003, IAH finalized a settlement agreement with the Ports Authority. Pursuant to the agreement, in consideration for IAH=s agreement to release all rights with respect to the lease and to vacate the premises, in January 2003, the Ports Authority paid to IAH the sum of $500,000.

(b)	Business of Issuer

General

Our storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

There are 68 store locations owned or franchised by us of which 62 are located in New York State. In the New York metropolitan area, there are 43 DCAP franchises, one joint venture DCAP store and one Barry Scott location. There are also 18 Barry Scott locations outside the New York metropolitan area (all located in central New York State). There are five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott and Atlantic Insurance locations are wholly-owned by us.

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

During the fiscal year ended December 31, 2004, approximately 90% of our insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

In addition to automobile insurance, we offer:

$ property and casualty insurance for motorcycles, boats and livery/taxis
$ life insurance
$ business insurance
$ homeowner=s insurance
$ excess coverage

We have obtained the right to receive calls placed to “1-800-INSURANCE” in the states of New York, New Jersey and Pennsylvania (except for one area code in Pennsylvania) as a way to increase our insurance brokerage business.

Franchises

An important part of our strategy has been to increase our name recognition. We decided that granting others DCAP franchises is an important step in achieving this goal.

Franchises currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a twelve month period from the date on which the storefront opens for business. Monthly fees payable by franchisees constituted approximately 8% of our insurance revenues during the year ended December 31, 2004.

Automobile Club

As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

During fiscal 2004, fees received in connection with automobile club services constituted approximately 2% of our insurance revenues.

Income Tax Return Preparation

A number of our franchise locations provide income tax return preparation services. The tax return preparation service allows us to offer an additional service to the walk-in customers who comprise the bulk of our customer base, as well as to existing customers. We have also obtained the right to receive calls placed to “1-800-INCOME TAX” as a way to increase our tax preparation business.

During fiscal 2004, fees received in connection with income tax return preparation were nominal.

Structure and Operations

As stated above, we currently have 68 offices, of which 43 are franchises, 24 are wholly-owned, and one is a joint venture. Our franchises and joint venture office consist of both “conversion” and “startup” operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned and joint venture offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

In order to promote consistency and efficiency, and as a service to our franchises, we offer training to office managers. Our training program covers:

$ marketing, sales and underwriting
$ office and logistics
$ computer information
$ our proprietary database software, DCAP Management System

We provide the administrative services and functions of a “central office” to our wholly-owned and joint venture offices. The services provided to these storefront offices are:

$ sales training
$ bookkeeping and accounting
$ processing services

Franchises operate without the assistance of our “central office” services.

We also provide support services to stores such as:

$ assistance with regard to the hiring of employees
$ assistance with regard to the writing of local advertising
$ advice regarding potential carriers for certain customers

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

In a typical premium finance arrangement, we lend the amount of the premium (minus the customer’s down payment) to the customer and pay it to the insurance company on behalf of the customer. The customer makes periodic payments to us over the term of the finance agreement (generally nine to ten months). We strive to design our payment plans so that the balance of the principal of the loan is at all times less than the amount of the unearned portion of the insurance premiums being financed, which backs the loan. We also seek to mitigate risk by acting on a timely basis to request cancellation of the policy if the policyholder defaults on his or her obligation to repay the premium finance loan.

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

The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate we may charge our customers for financing their premiums is limited by these state statutes. See “Government Regulation.”

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

Strategy

In order to achieve our goal of utilizing and expanding our distribution network and delivering insurance-related services through this network, we currently have the following four-pronged business strategy:

$	promote franchise sales by providing proprietary products and services that may not be available elsewhere

$	acquire storefront agencies in the Northeast in order to expand our geographical footprint

$	increase the size of our premium finance business, both within and outside the DCAP storefronts, including the introduction of our business in other states

$	seek to expand our operations by acquiring businesses or other assets which we believe will complement or enhance our business

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

We utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP, Barry Scott or Atlantic Insurance office nearest the call (based on the zip code of the caller) for handling. We are promoting “1-800-INSURANCE” in our current markets and intend to utilize such numbers in the future as our market expands.

During 2005, we will continue to seek to acquire additional locations in order to further capitalize on existing proprietary services, relationships with carriers and the increased premium finance activity.

As indicated above, one of our strategies involves the growth of our premium finance business. Until mid-2003, as the number of insurance companies participating voluntarily in the New York non-standard automobile insurance market declined, fewer policies were written on a voluntary basis and there was an offsetting increase in the size of the involuntary or “assigned risk” market. The New York Auto Insurance Plan (“NYAIP”), which provides coverage for “assigned risk” drivers, provides for limited finance options. Unless the insured can either pay the entire premium at policy inception, or can provide a large downpayment and be capable of paying the balance over a short period of time, there is a need for premium financing. Our premium finance subsidiary, Payments Inc., offers the insured a reduced downpayment and the ability to spread the balance over a period of up to ten months.

Since mid-2003, as a result of rate increases for NYAIP policies, and the relaxation in underwriting standards by voluntary carriers, the size of the voluntary non-standard market has been increasing and the NYAIP market has declined. Although NYAIP premiums continued to rise until August 2004, the decline in the NYAIP market has led us to seek non-NYAIP premium financing business. Beginning in late 2004, we began to provide premium financing on some policies written in the voluntary market.

Our final strategy involves the expansion of our operations into complementary areas. We continually explore such opportunities as a means to enhance our business. Complimentary insurance products, including different or enhanced coverages, and other financial products (such as mortgages) are being considered.

Competition

We compete with numerous insurance agents and brokers in our market. The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. There is no price competition between us and other agents and brokers. All must sell a particular carrier’s policies at exactly the same price. Because we may be able to offer a different payment plan through premium financing, we are able to differentiate ourselves.

In recent years, extensive competition has come from direct sales entities, such as GEICO Insurance and Progressive Insurance, who have concentrated their advertising efforts on television and radio. In addition, the Internet sales effort of some of our competitors has shown promise. Further, legislation that allows banks to offer insurance to their customers has taken market share from the storefront insurance operators.

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

Government Regulation

Our premium finance subsidiary, Payments Inc., is regulated by governmental agencies in states in which it conducts business. The regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, vary by jurisdiction, but usually, among other matters, involve:

•	regulating the interest rates, fees and service charges we may charge our customers

•	imposing minimum capital requirements for our premium finance subsidiary or requiring surety bonds in addition to or as an alternative to such capital requirements

•	governing the form and content of our financing agreements

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement

•
prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer

•	requiring our premium finance company to qualify for and obtain a license and to renew the license each year

•	conducting periodic financial and market conduct examinations and investigations of our premium finance company and its operations

•	requiring prior notice to the regulating agency of any change of control of our premium finance company

Employees

We employ approximately 92 persons. We believe that our relationship with our employees is good.

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

Our 25 wholly-owned or joint venture storefront locations and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2011. The current yearly aggregate base rental for the offices is approximately $346,000.

ITEM 3. LEGAL PROCEEDINGS

As described in Item 1(a) of this Annual Report, in August 2002, we acquired Barry Scott Companies, Inc. from a subsidiary of The Progressive Corporation. In 1998, Barry Scott Companies, Inc. had acquired all of the outstanding stock of Aard-Vark Agency, Ltd. Accordingly, we acquired Aard-Vark as part of our acquisition of Barry Scott Companies, Inc. On January 21, 2003, Aard-Vark commenced an action against Barnett Prager, Anita Prager and All About Security, Inc. in Supreme Court of the State of New York, Queens County. Aard-Vark alleges claims based on breach of an employment agreement. In response, on April 28, 2003, the defendants served counterclaims against Aard-Vark in which they alleged breach of contract, breach of implied covenant of good faith and fair dealing, misrepresentation and breach of fiduciary duty. The defendants sought damages of up to $2,000,000 for each of several claims against Aard-Vark. Pursuant to the terms of the agreement whereby we acquired Barry Scott Companies, Inc., Progressive agreed to indemnify and defend us from any claims or liabilities arising in connection with the transaction by which Aard-Vark was acquired by Barry Scott Companies, Inc. Progressive has assigned counsel to defend the counterclaims against Aard-Vark. In June 2004, the defendants’ counterclaims were dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 24, 2004. The following is a listing of the votes cast for or withheld with respect to each nominee for director (the election of directors being the only matter voted upon at the meeting):

1. Election of Board of Directors.

	Number of Shares
	For	Withheld

Barry B. Goldstein	1,904,622	2,768
Morton L. Certilman	1,903,212	4,178
Jay M. Haft	1,906,305	1,085
Jack D. Seibald	1,906,323	1,067
Robert M. Wallach	1,661,032	246,358

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 7, 2004, our common shares have been quoted on the NASDAQ Small Cap Market under the symbol “DCAP.” Prior to that time, our common shares were quoted on the OTC Bulletin Board under the symbol “DCAP.”

Set forth below are the high and low bid prices for our common shares for the periods indicated, as reported on the NASDAQ Small Cap Market or the OTC Bulletin Board, as the case may be. The prices set forth are prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer. The prices may not necessarily reflect actual transactions.

	High	Low
2004 Calendar Year
First Quarter	$7.35	$4.75
Second Quarter	6.60	5.45
Third Quarter	6.30	4.50
Fourth Quarter	8.25	6.86

	High	Low
2003 Calendar Year
First Quarter	$2.55	$1.25
Second Quarter	3.25	1.60
Third Quarter	6.05	2.65
Fourth Quarter	5.10	4.05

Holders

As of March 11, 2005, there were approximately 1,527 record holders of our common shares.

Dividends

Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. There are also outstanding 780 Series A preferred shares. These shares are entitled to cumulative aggregate dividends of $39,000 per annum (5% of their liquidation preference of $780,000). No dividends may be paid on our common shares unless an equivalent pro rata payment is made to the holders of the Series A preferred shares on the accumulated and unpaid dividends payable to such holders at such time.

We have not declared or paid any dividends in the past to the holders of our common shares and do not currently anticipate declaring or paying any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any dividends of any kind will ever be paid to holders of our common shares.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the fourth quarter of 2004, we did not repurchase any of our equity securities. However, in December 2004, as payment of the exercise price for the purchase of 160,000 common shares by Barry Goldstein, our President and Chief Executive Officer, pursuant to his exercise of an incentive stock option, Mr. Goldstein delivered 27,211 of our common shares. In addition, in connection with Mr. Goldstein’s exercise in December 2004 of a nonstatutory stock option for the purchase of 34,000 of our common shares, 6,789 of the shares were withheld by us in connection with the satisfaction of our tax withholding obligation.

ITEM 6.  MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc. and five Atlantic Insurance locations acquired through our May 2003 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 43 franchised DCAP locations.

Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowner’s insurance and our customer base is primarily individuals rather than businesses.

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

Finance income, fees and receivables

Prior July 14, 2003, premium financing fee revenue was earned based upon the origination of premium finance contracts sold by agreement to third parties. The contract fee gave consideration to an estimate as to the collectability of the loan amount. Periodically, actual results were compared to estimates previously recorded, and adjusted accordingly.

On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts. To accomplish this, we obtained a credit facility and commenced recording interest and fee-based revenue over the life of each loan (generally nine to ten months) and expenses of operating a finance company, such as servicing, bad debts and interest expense.

Thus, rather than recording a one-time fee per contract (as we did prior to July 14, 2003), we are now recording income and expense over the life of each contract, as well as receivables and payables relating to the operations of a premium finance company. We are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

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

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. The effective date of the standard for us is for periods beginning after December 15, 2005. Upon adoption of SFAS No. 123R, we will be required to record compensation expense on stock options granted to employees. We expect to apply the permitted prospective transition method, whereby we will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, we expect that the impact from the adoption of SFAS No. 123R will not be material to the consolidated financial statements with respect to awards outstanding as of the date of transition. New stock option awards will be accounted for prospectively using the provisions of SFAS No. 123R; the impact on consolidated financial statements will depend upon the characteristics of such future awards, and may be material.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement were required to be adopted for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of this Statement. We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our employee stock options. Accordingly, no compensation expense has been recognized in our financial statements because the exercise price of the employee stock options is equal to or greater than the market price of our common stock on the date of grant. We, however, use the minimum value method of measuring stock options for pro forma disclosure purposes under SFAS No. 123. As permitted by SFAS No. 123, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For us, variable interest entities created after December 31, 2003 require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of fiscal 2005. We are currently assessing the applicability and potential impact of FIN 46 on certain of our facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to our financial position. For our interest in an entity that is subject to FIN 46 and that is created after December 31, 2003, we shall apply FIN 46 to that entity immediately. For our interest in an entity that is subject to FIN 46 and was created prior to December 31, 2003, we shall apply FIN 46 in fiscal 2005. Based on our preliminary assessment of FIN 46, we anticipate that it will not have a material effect on our financial condition, results of operations or cash flows.

Results of Operations

Our net income for the year ended December 31, 2004 was $1,374,364 as compared to $1,289,803 for the year ended December 31, 2003.

During the year ended December 31, 2004, revenues from our insurance-related operations were $7,126,398 as compared to $6,354,920 for the year ended December 31, 2003. The increase was generally due to revenues of our Atlantic Insurance stores (whose assets were acquired effective May 1, 2003) as well as an increase in contingent commissions during 2004. See “Factors That May Affect Future Results and Financial Condition” in this Item 6 with regard to the recent trend in the insurance industry to no longer pay contingent commissions.

Premium finance revenues increased $5,630,786 during the year ended December 31, 2004 as compared to the year ended December 31, 2003 as indicated by the following table:

	2004	2003
Revenue from sale of receivables	$0	$626,552
Interest and late fee revenue	7,961,617	1,704,279
	$7,961,617	$2,330,831

During the period from January 1, 2003 until July 13, 2003, we recognized premium finance revenue from the sale of the premium finance receivables to a third party and recorded a one-time fee per contract. On July 14, 2003, we obtained an $18,000,000 two-year line of credit from Manufacturers and Traders Trust Co. to finance our premium finance operations. Concurrently, we obtained $3,500,000 in funding from a private placement of subordinated debt and warrants to support our premium finance operations. We then began utilizing these credit facilities and commenced recording interest and fee based revenue over the life of each loan and expenses of operating a finance company, such as servicing, bad debts and interest expense. Thus rather than recording a one time fee per contract, we are recording income and expense over the life of each contract. See “Liquidity and Capital Resources” in this Item 6.

Effective November 2003, we began providing premium finance services to our Barry Scott locations (following the expiration of a requirement that the locations use another provider), and in March 2004, we began providing premium finance services to our Atlantic Insurance offices.

Our general and administrative expenses for the year ended December 31, 2004 were $2,122,872 more than for the year ended December 31, 2003. This increase was primarily due to the expenses of our Atlantic Insurance stores (whose assets were acquired effective May 1, 2003) and the expenses of operating a finance company, as discussed above, which we commenced on July 14, 2003.

Our depreciation and amortization expense for the year ended December 31, 2004 was $142,598 more than for the year ended December 31, 2003. This increase was primarily the result of our recording amortization of costs associated with obtaining the financing discussed above.

During the year ended December 31, 2004, we incurred premium finance interest expense of $1,188,990 as compared to $335,343 for the year ended December 31, 2003. During the year ended December 31, 2004, we recorded a provision for finance receivable losses of $2,965,796 as compared to $348,228 for the year ended December 31, 2003. These increases were the result of the change in our premium finance business in July 2003 as discussed above.

In May 2003, we issued redeemable preferred shares in connection with the acquisition of the assets of AIA Acquisition Corp. and incurred interest expense of $45,200 during the year ended December 31, 2004 as compared to $30,133 during the year ended December 31, 2003.

During the year ended December 31, 2003, we sold two of our stores and the book of business relating to one store, resulting in a gain of $178,662. No such sales occurred during the year ended December 31, 2004.

During the year ended December 31, 2004, our provision for income taxes was $481,400 as compared to a provision for income taxes of $22,608 for the year ended December 31, 2003. This primarily was due to the utilization of net loss carryforwards of approximately $1,300,000 against our total income in 2003, while net loss carryforwards of only approximately $439,000 were utilized in 2004.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $1,753,282 during the year ended December 31, 2004 as compared to a net profit before income taxes of $1,298,868 during the year ended December 31, 2003. The increase was primarily the result of the inclusion of the operations of the Atlantic Insurance stores and an increase in contingent commission revenue during 2004. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $1,586,173 during the year ended December 31, 2004 as compared to a net profit before income taxes of $839,311 during the year ended December 31, 2003. The increase was primarily due to increased profits resulting from the change in our business model discussed above. The net loss before income taxes from corporate-related items not allocable to reportable segments was $1,483,691 during the year ended December 31, 2004 as compared to $779,672 during the year ended December 31, 2003. This increase was primarily due to the gain on the sale of stores during the year ended December 31, 2003 while no sales of stores occurred during the year ended December 31, 2004 as well as increased executive compensation (due to, among other things, the hiring of John J. Willis, Jr. as our Chief Operating Officer), the purchase of directors and officers liability insurance and the payment of directors fees during the year ended December 31, 2004. See “Factors That May Affect Future Results and Financial Condition” in this Item 6 with regard to the recent trend in the insurance industry to no longer pay contingent commissions.

In January 2003, our subsidiary, IAH, Inc., discontinued the operations of the International Airport Hotel in San Juan, Puerto Rico. During the year ended December 31, 2003, this discontinued operation generated a net loss of $46,096. There were no such operations during the year ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had $515,899 in cash and cash equivalents and working capital of $5,678,700. As of December 31, 2003, we had $1,349,304 in cash and cash equivalents and working capital of $5,168,694.

Cash and cash equivalents decreased by $833,405 between December 31, 2003 and December 31, 2004 primarily due to the following:

•
Net cash used in operating activities during the year ended December 31, 2004 was $721,504 primarily due to the following: (i) a decrease in premiums payable of $2,090,840 and an increase in accounts receivable of $1,122,268, offset by (ii) our net income for the year of $1,374,364, plus depreciation and amortization of $425,384, an increase in taxes payable of $510,053 and an increase in accounts payable and accrued expenses of $380,629.

•	We used $2,508,149 in investing activities during the fiscal year ended December 31, 2004 primarily due to an increase in our net finance contracts receivable of $2,347,873.

•
Net cash provided by financing activities during the year ended December 31, 2004 was $2,396,248 primarily due to proceeds of $66,178,841 from our revolving loan from Manufacturers and Traders Trust Co. for premium finance purposes and proceeds from the exercise of stock options and warrants of $445,676, offset by payments of $63,551,264 on the revolving loan.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from Manufacturers and Traders Trust Co. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2004, $11,595,659 was outstanding under the loan. See “Business-Development-Developments During 2004” in item 1 of this Annual Report for a description of the changes made in December 2004 from our initial line of credit with M&T to that described above.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with out initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. In January 2005, we utilized the M&T line of credit to repay $1,000,000 of the subordinated debt. Effective April 30, 2005, we are permitted, under certain circumstances, to utilize the line of credit to repay an additional $1,000,000 of the subordinated debt. The remaining balance of the loan is repayable in January 2006 and carries interest at the rate of 12-5/8% per annum. See “Factors That May Affect Future Results and Financial Condition” in this Item 6 with regard to the need to extend the maturity date of our subordinated debt pursuant to the requirements of our premium finance line of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Approximately 43% of our revenues for 2004 were commissions and fees from the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

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

The working capital needs of our premium finance subsidiary, Payments Inc., are substantially dependent on its line of credit agreement with Manufacturers and Traders Trust Co. that expires in June 2007. That agreement includes covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. In the event we fail to meet our covenants or are unable to extend, refinance, replace or increase our bank line of credit on economically feasible terms, our income and the marketability of our premium finance services would be materially adversely affected.

We need to extend the maturity date of our subordinated debt pursuant to the requirements of our premium finance line of credit.

One of the requirements of Manufacturers and Traders Trust Co. to the increase in December 2004 in our premium finance line of credit from $18,000,000 to $25,000,000 was that we obtain an extension of the maturity date of the subordinated debt that supports our premium finance operations from January 2006 to December 2007. The extension is required to be obtained by June 29, 2005. There is currently $2,500,000 of subordinated debt outstanding and we have the right, under certain circumstances, to utilize the line of credit to repay an additional $1,000,000 of the subordinated debt effective April 30, 2005. We have the right to prepay the subordinated debt (subject to M&T’s consent). We are currently in negotiations with the holders of the subordinated debt with regard to an extension of the maturity date. In the event we are unable to obtain such extension or otherwise satisfy M&T’s requirements in this regard (either through the obtaining of replacement subordinate debt financing, debt conversion, equity conversion or other financing transaction, in each case upon terms acceptable to M&T), we would be in default of our line of credit agreement. We require the M&T line of credit (or substitute financing) to operate our premium finance business. The loss of available financing would have a material adverse effect upon our business, financial condition and operations.

Increases in interest rates would have an adverse effect on our premium finance operations.

Our premium finance line of credit with M&T provides for interest based upon M&T’s floating prime rate or the floating LIBOR rate. Increases in these rates would increase the cost of borrowing for premium financing. Since we generally charge interest on our premium finance loans at the statutory rate permitted in each state, we would not be able to increase our loan rates to compensate for any such increased cost of borrowing.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of Barry Goldstein, our Chief Executive Officer, and John J. Willis, Jr., our Chief Operating Officer. The loss of Mr. Goldstein and/or Mr. Willis or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. In addition, an event of default under our line of credit agreement will be triggered if Mr. Goldstein is no longer serving as chief executive and chief operating officer of Payments Inc. We have an employment agreement with Mr. Goldstein that expires on April 1, 2007 and an employment agreement with Mr. Willis that expires on October 18, 2007. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

The recent trend in the insurance industry to cease the payment of contingent commissions could adversely affect us.

One of the reasons for the increase in the revenues and profitability in 2004 of our insurance-related operations was contingent commissions received by us from insurers based upon the performance of the policies obtained by us. In October 2004 an action was brought by the New York State Attorney General against Marsh & McLennan Companies, the nation’s leading insurance brokerage firm, alleging, among other things, that it had improperly steered clients to insurers with whom it had lucrative contingent commission arrangements. As a result of the ongoing investigation of this mater by the Attorney General’s office and others, there has been an industry-wide change in the method by which insurance brokers are compensated from contingent commission arrangements to increased base commission arrangements. Prior to and during 2004, we earned contingent commissions when our business with a particular carrier met certain threshold levels of profitability and/or growth. While there is no way to predict whether we would have attained such benchmarks in 2005, those carriers which have eliminated these contingencies have, in general, provided for increases to our base compensation rates. The uncertainty concerning contingencies has been eliminated, but the additional base compensation may not be sufficient to meet our previous commission level. Such change may have an adverse effect on our results of operations.

Reductions in the New York involuntary automobile insurance market may adversely affect our premium finance business.

Our primary source of premium finance loans has been the assigned risk, or involuntary, automobile insurance market. In New York, since mid-2003, there has been a decline in the number of new applications for coverage at the New York Auto Insurance Plan. This has led to a reduction in the number of loans where policies of this type are the collateral. We have offset the rate of decline by increasing our loan originations at our Barry Scott and Atlantic Insurance locations. In general, these loans are of a smaller average size. Beginning in 2004, we began to finance certain voluntary auto insurance policies. There is no guaranty that the number or size of the loans in the voluntary marketplace will offset the declines experienced in the involuntary market.

The volatility of premium pricing and commission rates could adversely affect our operations.

We currently derive most of our insurance-related revenues from commissions paid by insurance companies. The commission is usually a percentage of the premium billed to an insured. Insurance premiums are not determined by us. Historically, property and casualty premiums have been cyclical in nature and have displayed a high degree of volatility based on economic and competitive conditions. Because our commission revenue is paid to us based on insurance premiums, a decline in premium levels will have an adverse effect on our business. In times of expanded underwriting capacity of insurance companies, premium rates have decreased causing a reduction in the commissions payable to us. In addition, in many cases, insurance companies may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers and generally reserve the right to make such reductions. We cannot predict the timing or extent of future changes in commission rates or premiums and therefore cannot predict the effect, if any, that such changes would have on our operations.

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

In addition, there are currently 43 DCAP franchises. The offering of franchises is regulated by both the federal government and some states, including New York.

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

We continually seek to expand our operations by acquiring businesses or other assets which we believe will complement or enhance our business. We may also acquire or make investments in complementary businesses, products, services or technologies. In the event we effect any such acquisition, we may not be able to successfully integrate any acquired business, asset, product, service or technology in our operations without substantial costs, delays or other problems or otherwise successfully expand our operations. In addition, efforts expended in connection with such acquisitions may divert our management’s attention from other business concerns. We also may have to borrow money to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources.

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

Legislation concerning tort reform is from time to time considered in the United States Congress and in several states. Among the provisions considered for inclusion in such legislation are limitations on damage awards, including punitive damages. Enactment of these or similar provisions by Congress or by states in which we sell insurance could result in a reduction in the demand for liability insurance policies or a decrease in the limits of such policies, thereby reducing our commission revenues. We cannot predict whether any such legislation will be enacted or, if enacted, the form such legislation will take, nor can we predict the effect, if any, such legislation would have on our business or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in alerting him in a timely manner to material information required to be included in our Securities and Exchange Commission reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Effective November 1, 2004, we entered into a one year consulting agreement with Morton L. Certilman, one of our directors, pursuant to which he is entitled to receive approximately $60,000.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held
Barry B. Goldstein	52	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
John J. Willis, Jr.	40	Executive Vice President and Chief Operating Officer
Morton L. Certilman	73	Secretary and Director
Jay M. Haft	69	Director
Jack D. Seibald	44	Director
Robert M. Wallach	52	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

John J. Willis, Jr.

Mr. Willis was elected our Executive Vice President and Chief Operating Officer in September 2004.  Prior to joining us, he was Vice President of Product Management for The Hartford Insurance Company's Northeast Region. In this capacity, he was responsible for the growth and profitability of the automobile, homeowners and umbrella products sold through agency and direct distribution channels in ten states.  From March 1997 through May 2002, he served in various capacities at Progressive Insurance Company, including Agency Auto Product Manager, Agency Distribution Manager, Claims Manager, and Manager of a small chain of company-owned insurance agencies.  Mr. Willis received a Bachelor’s degree in Finance, summa cum laude, from Syracuse University and earned his M.B.A. at Harvard University’s Graduate School of Business Administration.

Morton L. Certilman

Mr. Certilman served as our Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is affiliated with the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is the immediate past Chairman of the Long Island Regional Planning Board, and formerly served as Chairman of the Nassau County Coliseum Privatization Commission and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman also currently serves as Chairman of the Long Island Museum of Science and Technology. Mr. Certilman has lectured extensively before bar associations, builders= institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, and is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on “Real Property Titles.” Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

Jay M. Haft

Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of Parker Duryee. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and marketing companies. He is a director of a number of public and private corporations, including DUSA Pharmaceuticals, Inc., whose securities are traded on the Nasdaq Stock Market, and also serves on the Board of the United States-Russian Business Counsel. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a trustee of Florida International University Foundation and serves on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft received B.A. and LL.B. degrees from Yale University.

Jack D. Seibald

Mr. Seibald has been a Managing Member of Whiteford Advisors LLC, an investment management firm, since its founding in 1997. With a background in equity research and investment management, Mr. Seibald’s experience in the investment business dates to 1983. He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co, and Blackford Securities. Mr. Seibald also operated The Seibald Report, Inc., an independent investment research company. Mr. Seibald is currently a registered representative with Sanders Morris Harris, a broker-dealer. He holds a B.A. from George Washington University and an M.B.A. from Hofstra University. He has served as one of our directors since 2004.

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

Audit Committee Financial Expert

Our Board of Directors has determined that the Audit Committee of the Board does not have an “audit committee financial expert,” as that is defined in Item 401(e)(2) of Regulation S-B. We have been seeking to obtain the services of an individual who would serve on our Board and Audit Committee and who would be an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2004. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2004, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Willis failed to report on a timely basis purchases of common shares on two dates during 2004.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2003. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, or Code of Ethics by posting such information on our website, www.dcapinsurance.com.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2004, 2003 and 2002 for Barry B. Goldstein, our Chief Executive Officer:

Name and Principal Position	Year	Annual Compensation		Long Term Compensation Awards Shares Underlying Options	All Other Compensation
		Salary	Bonus

Barry B. Goldstein Chief Executive Officer	2004	$350,000	$100,000(1)	-	-
	2003	300,000	50,000(2)	-	-
	2002	200,000	20,000	200,000	-
(1)  Paid in June 2004 for services rendered during 2003.
(2)  Paid in March 2003 for services rendered during 2002.

Option Tables

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2004

Name	Number of Common Shares Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Barry B. Goldstein	-	-	-	-

AGGREGATED OPTION EXERCISES IN FISCAL YEAR
ENDED DECEMBER 31, 2004 AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2004 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable/Unexercisable

Barry B. Goldstein	194,000	$1,174,900	166,000 / 40,000	$1,037,500 / $260,000

Long-Term Incentive Plan Awards

No awards were made to Mr. Goldstein during the fiscal year ended December 31, 2004 under any long-term incentive plan.

Compensation of Directors

Effective January 1, 2004, our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$15,000 per annum
•	additional $5,000 per annum for committee chair
•	$500 per Board meeting attended ($250 if telephonic)
•	$250 per committee meeting attended ($125 if telephonic)

Each of Messrs. Certilman and Haft also received additional compensation of $15,000 during 2004 in consideration of their services as a director.

In addition, for the one year period commencing November 1, 2004, Mr. Certilman is entitled to receive a fee of approximately $60,000 from us for consulting services.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement that expires on April 1, 2007. Mr. Goldstein is entitled to receive a salary of $350,000 per annum plus such additional compensation as may be determined by the Board of Directors. Pursuant to the employment agreement with Mr. Goldstein, he would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of DCAP.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of February 28, 2005 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Barry B. Goldstein 1158 Broadway Hewlett, New York	386,400 (1)(2)	13.2%
AIA Acquisition Corp. 6787 Market Street Upper Darby, Pennsylvania	361,600 (3)	11.9%
Eagle Insurance Company c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378	10.9%
Robert M. Wallach c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378 (5)	10.9%
Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	274,750 (1)(6)	9.9%
Morton L. Certilman The Financial Center at Mitchel Field 90 Merrick Avenue East Meadow, New York	211,701 (1)(7)	7.7%
Jay M. Haft 69 Beaver Dam Road Salisbury, CT	182,278 (1)(8)	6.6%
Abraham Weinzimer 418 South Broadway Hicksville, New York	156,784	5.8%
All executive officers and directors as a group (6 persons)	1,371,477 (1)(2)(5)(6) (7)(8)(9)(10)	45.1%

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended.

(2)
Represents (i) 206,000 shares issuable upon the exercise of options that are exercisable currently or within 60 days, (ii) 8,500 shares held by Mr. Goldstein's children, and (iii) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust. Excludes shares owned by AIA Acquisition Corp. of which members of Mr. Goldstein’s family are principal stockholders.

(3)
Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available. Includes 312,000 shares issuable upon the conversion of preferred shares that are currently convertible.

(4)	Eagle is a wholly-owned subsidiary of The Robert Plan Corporation.

(5)
Represents shares owned by Eagle, of which Mr. Wallach, one of our directors, is a Vice President. Eagle is a wholly-owned subsidiary of The Robert Plan Corporation, of which Mr. Wallach is President, Chairman and Chief Executive Officer.

(6)
Represents (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 100,000 shares owned by SDS Partners I, Ltd., a limited partnership (“SDS”); (iii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”); (iv) 33,000 shares owned by Stewart Spector IRA (“S. Spector”); (v) 3,000 shares owned by Barbara Spector IRA Rollover (“B. Spector”); (vi) 4,000 shares owned by Karen Dubrowsky IRA (“Dubrowsky”); and (vii) 18,750 shares issuable upon the exercise of currently exercisable warrants. Mr. Seibald has voting and dispositive power over the shares owned by SDS, Boxwood, S. Spector, B. Spector and Dubrowsky. The amount reflected as owned by S. Spector includes shares issuable upon the exercise of currently exercisable warrants.

(7)	Includes 25,000 shares issuable upon the exercise of currently exercisable options.

(8)	Includes (i) 25,000 shares issuable upon the exercise of currently exercisable options and (ii) 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(9)	Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle's parent.

(10)	Includes 17,500 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

$	All compensation plans previously approved by security holders; and
$	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	408,800	$2.68	147,200
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	408,800	$2.68	147,200

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of Brentwood Store

Effective February 27, 2003, we sold our Brentwood, New York store to Abraham Weinzimer, one of our principal stockholders, at a purchase price of $115,437 (equal to approximately 70% of the store=s commission income during 2002). Concurrently with the purchase, the entity acquired by Mr. Weinzimer entered into a franchise agreement with DCAP Management Corp., our franchise subsidiary, on terms similar in most respects to our standard conversion franchise agreements. The terms of the above sale were the result of arm=s length negotiations between us and Mr. Weinzimer that were based upon the terms of other recent sales of our stores to persons who are not affiliated with us and then current market conditions. No independent appraisal or valuation was received in connection with the agreement.

Purchase of Pennsylvania Stores

Effective May 1, 2003, we acquired substantially all of the assets of AIA Acquisition Corp., an insurance brokerage firm with offices located in eastern Pennsylvania. The salient terms of the acquisition are as follows:

•
A base purchase price of $904,000 (which represents (i) 69% of AIA's includable commission income for the 12 months ended March 31, 2002 or the year ended December 31, 2002, whichever was less, plus (ii) an amount equal to AIA’s collected accounts receivable and prepaid expenses). The base purchase price was payable in Series A preferred shares. The Series A preferred shares carry a 5% dividend, are convertible into common shares at a conversion price of $2.50 per share and are redeemable on April 30, 2007 (or sooner under certain circumstances).

•
Additional cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the five year period ending April 30, 2008. The additional consideration cannot exceed an aggregate of $335,000. As of December 31, 2004, the aggregate additional cash consideration paid or payable to AIA was $134,000.

Mr. Goldstein, our Chief Executive Officer, served at the time of the acquisition as President of AIA and members of his family are principal stockholders of AIA. The terms of the acquisition were the result of arm’s length negotiations between us and AIA and were based upon the sales price of stores to persons who are not affiliated with us and current market conditions.

Guaranty

Mr. Goldstein has guaranteed the repayment of $2,500,000 of the $25,000,000 line of credit from Manufacturers and Traders Trust Co. discussed in Items 1(a) and 6 of this Annual Report. Subject to certain conditions, Mr. Goldstein’s guaranty is scheduled to be reduced to $1,250,000 effective April 30, 2005 and to terminate effective April 30, 2006. In consideration of the guaranty, we have agreed that, for so long as the guaranty remains in effect, we will pay him $50,000 per annum and reimburse him for all premiums paid by him on a $2,500,000 insurance policy on his life. In the event, at the time of his death, the guaranty is still in effect, the proceeds of the life insurance policy will be used to satisfy the guaranty. In such event, Mr. Goldstein’s estate would not be entitled to be indemnified for the amount so paid as a guarantor.

2003 Subordinated Debt Financing

Effective July 10, 2003, in order to fund our premium finance operations, we obtained $3,500,000 from a private placement of subordinated debt. The subordinated debt is repayable on January 10, 2006 and provides for interest at the rate of 12.625% per annum, payable semi-annually. Subject to M&T’s consent, we have the right to prepay the subordinated debt. In January 2005, we utilized our M&T line of credit to repay $1,000,000 of the subordinated debt. Effective April 30, 2005, we have the right to utilize the M&T line of credit to prepay an additional $1,000,000 of the subordinated debt. In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share. The warrants expire on January 10, 2006. One of the private placement lenders was a retirement trust established for the benefit of Jack Seibald which loaned us $625,000 and was issued a warrant for the purchase of 18,750 of our common shares. Mr. Seibald is one of our principal stockholders and, effective September 2004, became one of our directors. See “Factors That May Affect Future Results and Financial Condition” in Item 6 of this Annual Report with regard to the need to extend the maturity date of our subordinated debt pursuant to the requirements of our premium finance line of credit.

Relationship

Certilman Balin Adler & Hyman, LLP, a law firm with which Mr. Certilman is affiliated, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number Description of Exhibit

2(a)	Share Purchase Agreement, dated as of August 30, 2002, by and between Progressive Agency Holdings Corp. and Blast Acquisition Corp. (1)

2(b)	Asset Purchase Agreement, dated May 28, 2003, by and among AIA-DCAP Corp., DCAP Group, Inc. and AIA Acquisition Corp. (2)

3(a)	Restated Certificate of Incorporation (3)

3(b)	Certificate of Designation of Series A Preferred Stock (2)

3(c)	By-laws, as amended (4)

10(a)	1998 Stock Option Plan, as amended (5)

10(b)	Subscription Agreement, dated as of October 2, 1998, between DCAP Group, Inc. and Eagle Insurance Company and amendments thereto (6)

10(c)
Stock Purchase Agreement dated May 17, 2000 by and between DCAP Group, Inc., Dealers Choice Automotive Planning, Inc., Alyssa Greenvald, Morton Certilman, DCAP Ridgewood, Inc., DCAP Bayside, Inc., DCAP Freeport, Inc. and MC DCAP, Inc. (7)

10(d)	Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein (8)

10(e)	Amendment No. 1, dated as of March 18, 2003 (but effective as of January 1, 2003), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein

10(f)	Amendment No. 2, dated as of June 29, 2004 (but effective as of January 1, 2004), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (4)

10(g)	Amendment No. 3, dated as of March 22, 2005, to Employment Agreement between DCAP Group, Inc. and Barry Goldstein

10(h)	Stock Option Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein (8)

10(i)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Barry Goldstein (5)

10(j)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Morton L. Certilman (5)

10(k)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Jay M. Haft (5)

10(l)	Stock Purchase Agreement, dated as of February 27, 2003, between DCAP Group, Inc. and Abraham Weinzimer with respect to sale of DCAP Brentwood Inc. (5)

10(m)	Financing and Security Agreement, dated December 27, 2004, by and among Manufacturers and Traders Trust Company and Payments Inc., among others

10(n)	Revolving Credit Note, dated December 27, 2004, in the principal amount of $25,000,000 issued by Payments Inc. to Manufacturers and Traders Trust Company

10(o)
Security Agreement, dated December 27, 2004, by DCAP Group, Inc, DCAP Management Corp., AIA-DCAP Corp., Aard-Vark Agency, Ltd., Barry Scott Agency, Inc., Barry Scott Companies, Inc., Barry Scott Acquisition Corp., Baron Cycle, Inc., Blast Acquisition Corp., Dealers Choice Automotive Planning, Inc., IAH, Inc. and Intandem Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders”

10(p)
Pledge, Assignment and Security Agreement, dated December 27, 2004, by DCAP Group, Inc. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders”

10(q)
Pledge, Assignment and Security Agreement, dated December 27, 2004, by Blast Acquisition Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders”

10(r)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(s)	Security Agreement, dated as of July 10, 2003, by and among Payments Inc. and the secured parties named therein (9)

10(t)	Pledge Agreement, dated as of July 10, 2003, by and among DCAP Group, Inc. and the pledgees named therein (9)

10(u)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to aggregate principal indebtedness of $3,500,000 (9)

10(v)	Form of Warrant, dated July 10, 2003, for the purchase of an aggregate of 525,000 shares of common stock of DCAP Group, Inc. (9)

10(w)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(x)	Letter agreement, dated October 31, 2003, between DCAP Group, Inc. and Barry Goldstein (10)

10(y)	Letter agreement, dated November 1, 2004, between DCAP Group, Inc. and Morton L. Certilman

10(z)	Employment Agreement, dated as of September 24, 2004, between DCAP Group, Inc. and Jack Willis

10(aa)	Stock Option Agreement, dated as of October 18, 2004, between DCAP Group, Inc. and Jack Willis

14	Code of Ethics (10)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 30, 2002 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by us during the last quarter of the fiscal year ended December 31, 2004:

Date of Event: Items Reported:	October 4, 2004 8.01 and 9.01

Date of Event: Items Reported:	November 15, 2004 2.02 and 9.01

Date of Event: Item Reported:	November 19, 2004 1.01

Date of Event: Item Reported:	December 20, 2004 1.01

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees(1)	$73,000	$44,400
Audit-Related Fees(2)	-	1,675
Tax Fees	-	-
All Other Fees(3)	12,250	9,630
Total Fees	$85,250	$55,705

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These fees related to a review of our Current Reports on Form 8-K.

(3)
All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, other than those disclosed above. These fees related to the audits of our wholly-owned subsidiary, DCAP Management Corp., and general accounting consulting services.

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

iManage:1533601.2

DCAP GROUP, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Two Years Ended December 31, 2004

DCAP GROUP, INC. AND
SUBSIDIARIES

Contents

Two Years Ended December 31, 2004
Pages
Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
F-2 F-3 F-4 F-5 F-6 F-7 - F-21

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Holtz Rubenstein Reminick LLP

Melville, New York
February 24, 2005

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2004

Assets

Current Assets:
Cash and cash equivalents		$515,899
Accounts receivable, net of allowance for
doubtful accounts of $62,000		2,911,240
Finance contracts receivable	$23,283,106
Less: Deferred interest	(1,785,115)
Less: Allowance for finance receivable losses	(65,957)	21,432,034
Prepaid expenses and other current assets		255,574
Deferred income taxes		51,200
Total Current Assets		25,165,947

Property and Equipment, net		369,313
Goodwill		1,238,551
Other Intangibles, net		266,444
Deferred Income Taxes		3,600
Deposits and Other Assets		457,340
Total Assets		$27,501,195

Liabilities and Stockholders' Equity

Current Liabilities:
Revolving credit line		$11,595,659
Accounts payable and accrued expenses		1,708,158
Premiums payable		4,439,379
Current portion of long-term debt		1,125,000
Income taxes payable		430,493
Other current liabilities		188,558
Total Current Liabilities		19,487,247

Long-Term Debt		2,676,200
Deferred Revenue		38,920
Mandatorily Redeemable Preferred Stock		904,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,449,347		34,494
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,040,831
Deficit		(5,501,942)
		5,573,383
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders' Equity		4,394,828
Total Liabilities and Stockholders' Equity		$27,501,195

See notes to consolidated financial statements.	F-3

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31,	2004	2003

Revenue:
Commissions and fees	$7,126,398	$6,354,920
Premium finance revenue	7,961,617	2,330,831
Total Revenue	15,088,015	8,685,751

Operating Expenses:
General and administrative expenses	8,586,657	6,463,785
Provision for finance receivable losses	2,965,796	348,228
Depreciation and amortization	425,384	282,786
Interest expense	1,188,990	335,343
Total Operating Expenses	13,166,827	7,430,142

Operating Income	1,921,188	1,255,609

Other (Expense) Income:
Interest income	10,006	9,085
Interest expense	(30,230)	(54,716)
Interest expense - mandatorily redeemable preferred stock	(45,200)	(30,133)
Gain on sale of stores and business	-	178,662
Total Other (Expense) Income	(65,424)	102,898

Income Before Provision for Income Taxes	1,855,764	1,358,507
Provision for Income Taxes	481,400	22,608
Income from Continuing Operations	1,374,364	1,335,899

Discontinued Operations:
Loss from operations of discontinued subsidiary, net of
income taxes of $0	-	(46,096)
Net Income	$1,374,364	$1,289,803

Net Income Per Common Share:
Basic:
Income from continuing operations	$0.55	$0.54
Loss from operations of discontinued subsidiary	-	(0.02)
Net Income	$0.55	$0.52

Diluted:
Income from continuing operations	$0.44	$0.46
Loss from operations of discontinued subsidiary	-	(0.02)
Net Income	$0.44	$0.44

Weighted Average Number of Shares Outstanding:
Basic	2,501,462	2,470,680

Diluted	3,225,303	2,949,261

See notes to consolidated financial statements.	F-4

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2004 and 2003

	Common Stock		Preferred Stock		Capital in Excess	Equity	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Shares	Amount	Total

Balance, January 1, 2003	16,068,018	$160,680	-	$-	$10,242,409	$(8,166,109)	3,714,616	$(928,655)	$1,308,325
Effect of 1 for 5 Reverse Stock Split	(12,854,488)	(128,544)	-	-	128,544	-	(2,971,693)	-	-
Balance, January 1, 2003, as adjusted	3,213,530	32,136	-	-	10,370,953	(8,166,109)	742,923	(928,655)	1,308,325
Warrants Issued with Private Placement	-	-	-	-	147,000	-	-	-	147,000
Net Income	-	-	-	-	-	1,289,803	-	-	1,289,803
Balance, December 31, 2003	3,213,530	32,136	-	-	10,517,953	(6,876,306)	742,923	(928,655)	2,745,128
Exercise of Stock Options and Warrants	235,817	2,358	-	-	443,318	-	-	-	445,676
Tax Benefit from Exercise of Stock Options	-	-	-	-	79,560	-	-	-	79,560
Treasury Stock Acquired	-	-	-	-	-	-	34,000	(249,900)	(249,900)
Net Income	-	-	-	-	-	1,374,364	-	-	1,374,364
Balance, December 31, 2004	3,449,347	$34,494	-	$-	$11,040,831	$(5,501,942)	776,923	$(1,178,555)	$4,394,828

See notes to consolidated financial statements.	F-5

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31,	2004	2003

Cash Flows from Operating Activities:
Net income	$1,374,364	$1,289,803
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	425,384	282,786
Bad debt expense	7,388	21,408
Amortization of warrants	58,800	29,400
Deferred income taxes	(54,800)	-
Gain on sale of stores and business	-	(178,662)
Changes in operating assets and liabilities:
Increase in assets:
Accounts receivable	(1,122,268)	(1,095,662)
Prepaid expenses and other current assets	(132,172)	(30,833)
Deposits and other assets	(64,555)	(289,392)
(Decrease) increase in liabilities:
Premiums payable	(2,090,840)	6,530,219
Accounts payable and accrued expenses	380,629	530,298
Income taxes payable	510,053	-
Other current liabilities	(13,487)	(11,601)
Net Cash (Used in) Provided by Operating Activities	(721,504)	7,077,764

Cash Flows from Investing Activities:
Increase in finance contracts receivable - net	(2,347,873)	(19,084,161)
Decrease in notes and other receivables - net	16,847	34,945
Proceeds from disposition of discontinued subsidiary	-	500,000
Proceeds on sale of stores and business	-	254,308
Purchase of property and equipment	(110,123)	(133,217)
Business acquisitions	(67,000)	(106,039)
Net Cash Used in Investing Activities	(2,508,149)	(18,534,164)

Cash Flows from Financing Activities:
Principal payments on long-term debt and capital lease obligations	(161,491)	(269,781)
Proceeds from long-term debt	-	3,500,000
Proceeds from revolving loan	66,178,841	17,769,118
Payments on revolving loan	(63,551,264)	(8,801,036)
Deferred loan costs	(265,614)	-
Proceeds from exercise of stock options and warrants	445,676	-
Purchase of treasury stock	(249,900)	-
Net Cash Provided by Financing Activities	2,396,248	12,198,301

Net (Decrease) Increase in Cash and Cash Equivalents	(833,405)	741,901
Cash and Cash Equivalents, beginning of year	1,349,304	607,403
Cash and Cash Equivalents, end of year	$515,899	$1,349,304

See notes to consolidated financial statements.	F-6

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

1.	Organization and Nature of Business

DCAP Group, Inc. and Subsidiaries (referred to herein as "we" or "us") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and provide premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. We also provide automobile club services for roadside emergencies and tax preparation services.

Prior to July 14, 2003, our premium finance business entailed the origination of premium finance contracts which were sold to third parties, and for which we earned a fee. On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts.

In addition, we operated the International Airport Hotel in San Juan, Puerto Rico (the "Hotel") through our wholly-owned subsidiary, IAH, Inc. The lease on the Hotel was terminated in January 2003 and the operations of this subsidiary have been presented as discontinued operations in the accompanying financial statements.

2.	Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

Commission and fee income - We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that are receivable annually, for which we recognize the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

On July 14, 2003, we changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts. In connection with this we obtained a credit facility and commenced recording interest and fee-based revenue over the life of each loan (generally 9 to 10 months) and expenses of operating the finance subsidiary, such as servicing, bad debts and interest expense as well as receivables and payables relating to the operations of the premium finance subsidiary.

Finance income consists of interest, service fees and delinquency fees. Finance income, other than delinquency fees, is recognized using the interest method or similar methods that produce a level yield over the life of each loan in accordance with Statement of Financial Accounting Standard ("SFAS") No. 91,

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

"Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Delinquency fees are earned when collected. Upon completion of our collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses - Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. As of December 31, 2004, the allowance for finance receivable losses was approximately $66,000.

Goodwill and intangible assets - In January 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purpose of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2004.

Property and equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease.

Deferred loan costs - Deferred loan costs are amortized on a straight-line basis over the related term of the loan.

Concentration of credit risk - We invest our excess cash in deposits and money market accounts with major financial institutions and have not experienced losses related to these investments.

All finance contracts receivable are repayable in less than one year. In the event of a default by the borrower, we are entitled to cancel the underlying insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier. We structure the repayment terms in an attempt to minimize principal losses on finance contract receivables.

We perform on going credit evaluations and generally do not require collateral.

Cash and cash equivalents - We consider all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

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

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

The reconciliation for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Weighted Average Number of Shares Outstanding	2,501,462	2,470,680
Effect of Dilutive Securities, common stock equivalents	723,841	478,581
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,225,303	2,949,261

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Years Ended December 31,	2004	2003

Net Income	$1,374,364	$1,289,803
Interest Expense on Dilutive Convertible Preferred Stock	45,200	30,133
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$1,419,564	$1,319,936

Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $629,000 and $453,000 for the years ended December 31, 2004 and 2003, respectively.

Impairment of long-lived assets - We review long-lived assets and certain identifiable intangibles to be held and used for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, we will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

Income taxes - Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New accounting pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business issuers as of the beginning of the first annual or interim reporting period that begins after December 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that SFAS No. 153 will have a material impact on our results of operations or cash flows.

Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $16,746 and $48,163 in such costs were incurred during the years ended December 31, 2004 and 2003, respectively.

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2004 and 2003, there were no such adjustments required.

Stock based compensation - We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2004 and 2003, consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted to the following pro forma amounts:

	2004	2003

Net Income, as reported	$1,374,364	$1,289,803
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effect	142,828	104,964
Net Income, pro forma	1,231,536	1,184,839
Basic Income Per Share, as reported	.55	.52
Basic Income Per Share, pro forma	.49	.48
Diluted Income Per Share, as reported	.44	.44
Diluted Income Per Share, pro forma	.40	.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31:

	2004	2003

Dividend Yield	0.00%	0.00%
Volatility	81.65%	95.88%
Risk-Free Interest Rate	3.50%	2.00%
Expected Life	5 years	5 years

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Reclassifications - Certain amounts reported in the prior-year financial statements and notes thereto have been reclassified to conform to 2004 classifications.

3.	Acquisition

AIA Acquisition Corp.

On May 28, 2003, we acquired (effective May 1, 2003) substantially all of the assets of AIA Acquisition Corp. ("AIA"), an insurance brokerage firm with six offices located in eastern Pennsylvania, for a base purchase price of $904,000. The base purchase price was payable with 904 shares of our Series A Preferred Stock. The Series A Preferred Stock carries a 5.0% dividend, is convertible into our Common Stock at a conversion price of $2.50 per share and is redeemable on April 30, 2007 (or sooner under certain circumstances). Additional contingent cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the five year period ending April 30, 2008 may be payable. The additional cash consideration cannot exceed $67,000 in any one-year, or an aggregate of $335,000 for the five year period.

The AIA insurance agencies derive substantially all of their income from commissions and fees associated with the sale of automobile insurance. The acquisition allowed for the expansion of our geographical footprint outside New York State and allows us to capitalize on operational and administrative efficiencies.

On May 28, 2003, we entered into a two-year employment contract with a former employee of AIA.

The goodwill amount recorded is comprised of the following: (i) the excess of the purchase price over the tangible net assets and identified intangibles acquired and (ii) the estimated direct transaction costs associated with the acquisition.

Our consolidated statements of income include the revenues and expenses of AIA from May 1, 2003.

4.	Finance Contract Receivables

A summary of the changes of the allowance for finance receivable losses is as follows:

December 31,	2004	2003

Balance, beginning of year	$ 247,509	$ -
Provision for Finance Receivable Losses	2,965,796	348,228
Charge-offs	(3,147,348)	(100,719)
Balance, end of year	$65,957	$247,509

Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately four months, with the longest contractual maturity being approximately ten months.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

5.	Goodwill

The changes in the carrying value of goodwill are as follows:

December 31,	2004	2003

Balance, beginning of year	$ 1,171,551	$ 619,382
Additions, as a result of business combination	-	503,130
Addition, as a result of contingent acquisition and transaction costs	67,000	106,039
Reduction, as a result of sale of stores	-	(57,000)
Balance, end of year	$ 1,238,551	$ 1,171,551

6.	Other Intangibles

At December 31, 2004, other intangible assets consist of the following:

Gross Carrying Amount:
Customer lists	$ 253,550
Vanity phone numbers	204,416
457,966
Accumulated Amortization:
Customer lists	122,904
Vanity phone numbers	68,618
191,522
Balance, end of year	$ 266,444

The aggregate amortization expense for the years ended December 31, 2004 and 2003 was approximately $77,000 and $92,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2004 is as follows:

Years Ending December 31,

2005	$ 77,000
2006	68,000
2007	26,000
2008	14,000
2009	14,000

The remaining weighted-average amortization period as of December 31, 2004 is as follows:

Customer Lists	2.06 years
Vanity Phone Numbers	10.00 years
4.41 years

Other intangible assets are being amortized using the straight-line method over a period of four to fifteen years.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

7.	Property and Equipment

At December 31, 2004, property and equipment consists of the following:

	Useful Lives

Furniture, Fixtures and Equipment	5 years	$ 347,139
Leasehold Improvements	3 - 5 years	235,581
Computer Hardware, Software and Office Equipment	2 - 5 years	1,131,597
Entertainment Facility	20 years	200,538
		1,914,855
Less Accumulated Depreciation and Amortization		1,545,542
		$ 369,313

Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $113,300 and $78,800, respectively.

8.	Other Assets

At December 31, 2004, other assets consists of the following:

Deferred Loan Costs, net	$ 335,296
Website Design Costs, net	29,481
Deposits	32,658
Other	59,905
$ 457,340

9.	Accounts Payable and Accrued Expenses

At December 31, 2004, accounts payable and accrued expenses consists of the following:

Accounts Payable	$ 1,083,365
Interest	207,871
Payroll and Related Costs	49,741
Professional Fees	60,250
Loan Costs	190,000
Acquisition Costs	67,000
Other	49,931
$ 1,708,158

10.	Debentures Payable

In 1971, pursuant to a plan of arrangement, we issued a series of debentures, which matured in 1977. As of December 31, 2004, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

11.	Revolving Credit Facility

In July 2003, we obtained an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. (the "Bank"). The line bore interest at the Bank's prime lending rate plus 1.5%, and was to mature on July 31, 2005. We could borrow against the line to the extent of 80% of eligible premium finance receivables.

On December 27, 2004, we entered into a new revolving line of credit ("New Revolver") with the Bank, which provides for an increase in the credit line to $25,000,000. Subject to certain conditions, the Bank has agreed to arrange an additional $10,000,000 credit facility with other lenders on a "best efforts" basis. The New Revolver bears interest, at our option, at either the Bank's prime lending rate (5.15% at December 31, 2004) or LIBOR (2.35% at December 31, 2004) plus 2.5%, and matures on June 30, 2007. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2004, $11,595,659 was outstanding under this line.

The line is secured by substantially all of the assets of our premium finance subsidiary and a $4,000,000 life insurance policy on our Chairman and CEO, and is guaranteed by DCAP Group, Inc. and subsidiaries.

Our Chairman and CEO has guaranteed the payment of $2,500,000 of the line through April 30, 2005. Subject to certain conditions, the guarantee is reduced to $1,250,000 effective April 30, 2005 and is eliminated effective April 30, 2006.

12.	Long-Term Debt

At December 31, 2004, long-term debt is comprised of the following:

Note payable issued in connection with the purchase of Barry Scott Companies, due in installments of $125,000 in August 2005 and $235,000 in August 2006, plus interest at 5%.	$ 360,000

Subordinated loan, which bears interest at 12.625% per annum, payable monthly. The principal balance is due and payable on January 10, 2006. The loan is subordinate to the revolving credit facility, and is secured by a security interest in the assets of our premium finance subsidiary and a pledge of our subsidiaries' stock.	3,500,000

Unamortized value of stock purchase warrants issued in connection with subordinated loan.	(58,800)
3,801,200
Less Current Maturities	1,125,000
$ 2,676,200

In January 2005, we repaid $1,000,000 of the subordinated loan with proceeds of the new revolving credit line.

Long-term debt matures as follows:

Years Ending December 31,

2005	$ 1,125,000
2006	2,735,000

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

13.	Sale of Stores and Business

During the year ended December 31, 2003, we sold two of our retail insurance brokerage offices and the book of business relating to an additional store for cash consideration aggregating approximately $254,000 and a note receivable of approximately $97,000. These sales resulted in a gain of approximately $178,000. The assets sold included accounts receivable of approximately $97,000, goodwill with a carrying value of $57,000, property and equipment with a carrying amount of approximately $10,000, and other assets of approximately $10,000.

14.	Related Party Transaction

Professional fees - A law firm affiliated with one of our directors was paid legal fees of $242,000 and $237,000 for the years ended December 31, 2004 and 2003, respectively.

A director was paid a fee of $50,000 during the year ended December 31, 2003 for consulting services in accordance with a consulting agreement. This agreement expired on December 31, 2003 and was not renewed. In November 2004, we entered into a new consulting agreement with the director for an annual fee of $59,800 payable in equal monthly installments.

Guarantee - Our Chairman and CEO personally guaranteed the repayment of $2,500,000 of our revolving credit facility. In consideration of this guaranty, we have agreed to pay him $50,000 per annum and reimburse him for all premiums paid by him on a $2,500,000 life insurance policy as long as the guarantees remains in effect. He was paid $50,000 in each of the years ended December 31, 2004 and 2003.

15.	Income Taxes

We file a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The provision for income taxes from continuing operations is comprised of the following:

Years Ended December 31,	2004	2003

Current:
Federal	$418,856	$-
State	117,344	22,608
	536,200	22,608
Deferred:
Federal	(46,500)	-
State	(8,300)	-
	(54,800)	-
	$481,400	$22,608

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Years Ended December 31,	2004	2003

Computed Expected Tax Expense	34.00%	34.00%
State Taxes, net of federal benefit	5.79%	10.00%
Permanent Differences	2.35%	-
Change in Valuation Allowance	(16.20%)	(42.33%)
Total Tax Expense	25.94%	1.67%

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

At December 31, 2004, we had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,600,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. During fiscal 2003, approximately $100,000 of available net operating loss carryforwards expired as a result of the sale of certain subsidiaries. We utilized net operating loss carryforwards of approximately $438,000 and $1,300,000 during the years ended December 31, 2004 and 2003 to offset current taxable income.

The tax effects of temporary differences which give rise to deferred tax assets at December 31, 2004 consists of the following:

Deferred Tax Assets:
Net operating loss carryovers	$643,434
Provision for doubtful accounts	24,800
Allowance for loan losses	26,383
Amortization of intangible assets	35,822
Gross Deferred Tax Assets	730,439
Deferred Tax Liabilities:
Depreciation	32,549
Amortization of goodwill	59,676
Gross Deferred Tax Liabilities	92,225
Net Deferred Tax Assets Before Valuation Allowance	638,214
Less Valuation Allowance	(583,414)
Net Deferred Tax Assets	$54,800

We recorded a reduction in our valuation allowance against our net deferred tax assets of approximately $300,000 for the year ended December 31, 2004.

16.	Commitments

Leases - We, and each of our affiliates, lease office space under noncancellable operating leases expiring at various dates through August 2011. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

Years Ending December 31,

2005	$ 407,000
2006	333,000
2007	254,000
2008	206,000
2009	67,000
Thereafter	115,000

Rental expense approximated $507,000 and $492,000 for the years ended December 31, 2004 and 2003, respectively.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

Employment agreements - During 2004, we amended our employment agreement with an officer, increasing the minimum salary to $350,000 per annum for the remainder of the agreement. The employment agreement also provides for discretionary bonuses and other perquisites commonly found in such agreements. The employment agreement was scheduled to expire on April 1, 2005.

Subsequent to year end, we amended the agreement with the officer, pursuant to which, among other things, the term of the agreement has been extended to April 1, 2007 and the officer shall be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control.

During 2004, we entered into an employment agreement with an officer, which provides for minimum salary of $200,000 per annum. In addition, we granted the officer options to purchase up to 70,000 shares of our Common Stock. The employment agreement expires on October 18, 2007.

Litigation - From time to time, we are involved in various lawsuits and claims incidental to our business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect our financial position.

17.	Mandatorily Redeemable Preferred Stock

On May 8, 2003, we issued 904 shares of $.01 par value 5.0% Series A Preferred Stock in connection with the acquisition of substantially all of the assets of AIA Acquisition Corp. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are cumulative and are payable in cash.

Each share of the Series A Preferred Stock is convertible at the option of the holder at any time into shares of our Common Stock, par value $.01 per share, at a conversion rate of $2.50 per share.

On January 15, 2005, the preferred stockholder converted 124 shares of Series A Preferred Stock into 49,600 shares of our Common Stock.

Subject to legal availability of funds, the Series A Preferred Stock is mandatorily redeemable by us for cash at its liquidation preference on or after April 30, 2007 (unless previously converted into our Common Stock). Redemption of the Series A Preferred Stock could occur prior to April 30, 2007 upon a substantial sale by us, as defined.

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Series A Preferred Stock has been reported as a liability, and the preferred dividends have been classified as interest expense.

18.	Stockholders' Equity

Reverse stock split - On August 23, 2004, our Board of Directors authorized a one for five reverse stock split effected at the close of business on August 25, 2004 to stockholders of record on such date. The $0.01 par value per share remains the same and $128,544 was reclassified from Common Stock to capital in excess of par value as of the earliest period presented. Per share information for all periods presented have been adjusted to give effect for the one for five reverse stock split.

In connection with the reverse split, our Certificate of Incorporation was amended to reduce the number of authorized shares from 40,000,000 to 10,000,000.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

Preferred stock - During 2001, we amended our Certificate of Incorporation to provide for the authority to issue 1,000,000 shares of Preferred Stock, with a par value of $.01 per share. Our Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series.

Warrants - On June 2, 1999, we sold, through a private placement, 33.5 units (each consisting of 9,090 shares of Common Stock and 3,030 Class A, 3,030 Class B and 3,030 Class C Warrants) at a purchase price of $50,000 per unit for net proceeds of $1,360,000, net of closing costs approximating $315,000. Each Class A, B, and C Warrant was initially exercisable at $8.25, $10.30, and $12.40, respectively, and expired June 2, 2004. Each unit was subject to increase, and the exercise prices of the Warrants were subject to reduction, based upon the market price of our Common Stock one year after June 2, 1999.

On June 2, 2000, we issued 152,268 shares of Common Stock, 50,756 Class A, 50,756 Class B, and 50,756 Class C Warrants to the private placement investors pursuant to price protection provisions contained in the offering agreement. Pursuant to those provisions, we had agreed to issue to the investors additional shares and Warrants based upon the market price of our Common Stock one year after the June 2, 1999 offering date (if lower than the market price at the time of the offering). As a result, the per-share price was reduced from $5.50 to $3.65 (the floor price provided for) and the additional shares and warrants were issued. In addition, the price protection provision resulted in a reduction of the exercise price of the Class A, B, and C Warrants to $5.50, $6.85, and $8.25, respectively.

In addition, the underwriter was issued an aggregate of 91,361 warrants with an exercise price ranging from $3.65 to $8.25.

During the year ended December 31, 2004, warrants were exercised for the purchase of 22,727 shares of Common Stock at an exercise price of $5.50 per share and 19,090 shares of Common Stock at an exercise price of $3.65 per share. All remaining Warrants issued in connection with the private placement expired on June 2, 2004.

On July 10, 2003, in connection with the issuance of the subordinated debt, we issued Warrants to purchase 105,000 shares of our Common Stock at an exercise price of $6.25 per share. The Warrants were valued at $147,000 and are being amortized as additional interest expense over the term of the associated debt. The Warrants expire on January 10, 2006.

Stock options - In November 1998, we adopted the 1998 Stock Option Plan, which provides for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 shares of our Common Stock were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Stock Option Plan to 750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

A summary of the status of our stock option plans as of December 31, 2004 and 2003, and changes during the years then ended, is presented below:

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

Years Ended December 31,	2004		2003
Fixed Stock Options	Share	Weighted Average Exercise Price	Share	Weighted Average Exercise Price

Outstanding, beginning of year	630,500	$3.31	580,000	$3.25
Granted	87,300	6.56	59,000	3.55
Exercised	(194,000)	1.29	-	-
Expired	(90,000)	13.45	-	-
Forfeited	(25,000)	4.10	(8,500)	1.50
Outstanding, end of year	408,800	$2.68	630,500	$3.31

Options exercisable, end of year	280,950	$1.99	493,000	$3.70

Weighted-Average Fair Values of Options Granted During Year		$4.79		$2.55

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$1.25 - 1.50	294,500	2.24 yrs.	$1.47	243,125	$1.50
$2.35 - 4.10	27,000	3.76 yrs.	$3.45	16,000	$3.28
$6.35 - 7.39	87,300	4.81 yrs.	$6.56	21,825	$6.56

Common shares reserved

Warrants	105,000

Stock Option Plan	556,000

19.	Business Segments

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

In December 2002, we disposed of our Hotel segment as part of a settlement agreement. Accordingly, the segment information shown in the following table excludes the activity of this segment for the years ended December 31, 2004 and 2003.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

Revenue, interest income, interest expense, depreciation and amortization, profit and loss, and assets pertaining to the segments in which we operate are presented below.

Year Ended December 31, 2004	Premium Finance	Insurance	Other (1)	Total

Revenues from External Customers	$7,961,617	$7,125,398	$-	$15,088,015
Interest Income	-	10,006	-	10,006
Interest Expense	1,188,990	74,267	1,183	1,264,420
Depreciation and Amortization	212,391	179,478	33,515	425,384
Segment Profit (Loss) before Income Taxes	1,586,173	1,753,282	(1,483,691)	1,855,764
Segment Profit (Loss)	951,704	1,051,969	(629,309)	1,374,364
Segment Assets	21,742,126	4,706,150	1,052,919	27,501,195

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Year Ended December 31, 2003	Premium Finance	Insurance	Other (1)	Total

Revenues from External Customers	$2,330,831	$6,354,920	$-	$8,685,751
Interest Income	-	1,223	7,862	9,085
Interest Expense	335,343	84,849	-	420,192
Depreciation and Amortization	101,165	175,286	6,335	282,786
Segment Profit (Loss) before Income Taxes	839,311	1,298,868	(779,672)	1,358,507
Segment Profit (Loss)	839,311	1,298,868	(802,280)	1,335,899
Segment Assets	20,261,744	3,097,098	1,260,972	24,619,814

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

20.	Major Customers

At December 31, 2004, revenue from major customers consisted of the following:

Customer	% of Total Revenue	Segment

A	22%	Insurance

At December 31, 2003, revenue from major customers consisted of the following:

Customer	% of Total Revenue	Segment

A	25%	Insurance

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements

Two Years Ended December 31, 2004

21.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying values of cash, accounts receivables, finance contract receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt: The fair value of our long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on our assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2004 approximates fair value.

22.	Retirement Plan

Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to a maximum of $12,000 per year. We will match 25% of the employee's contribution up to 6%. Contributions for the years ended December 31, 2004 and 2003 approximated $26,000 and $17,000, respectively.

23.	Supplementary Information - Statement of Cash Flows

Cash paid during the years for:

Years Ended December 31,	2004	2003

Interest	$1,160,798	$127,345

Income Taxes	$30,927	$17,608

During the year ended December 31, 2003, we issued 904 shares of Series A Preferred Stock with a value of $904,000 in connection with a business acquisition.

24.	Discontinued Operations

We operated the International Airport Hotel in San Juan, Puerto Rico through our subsidiary, IAH, Inc., and had been in litigation with the Port Authority of Puerto Rico concerning the lease on the hotel. In December 2002, we agreed in principle to a settlement agreement whereby the Ports Authority paid us $500,000. Operations ceased on January 27, 2003.

Revenues from the discontinued operation totaled $64,561 for the year ended December 31, 2003. Pretax net loss from the discontinued operation totaled $(46,096) for the year ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

DCAP GROUP, INC.
Dated: March 30, 2005	By: /s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2005
/s/ Morton L. Certilman Morton L. Certilman	Secretary and Director	March 30, 2005
/s/ Jay M. Haft Jay M. Haft	Director	March 30, 2005
/s/ Jack D. Seibald Jack D. Seibald	Director	March 30, 2005
/s/ Robert M. Wallach Robert M. Wallach	Director	March 30, 2005