Form 10QSB
period 2005-03-31
DCAP GROUP INC
filed 2005-05-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number: 0-1665

DCAP GROUP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2476480 (I.R.S Employer Identification No.)

1158 Broadway, Hewlett, NY 11557
(Address of Principal Executive Offices)

(516) 374-7600
(Issuer’s Telephone Number, Including Area Code)
________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,726,899 shares as of April 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes  No X

INDEX
DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - March 31, 2005 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended March 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2005 and 2004 (Unaudited)

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under “Factors That May Affect Future Results and Financial Condition”.

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2005
Assets
Current Assets
Cash and cash equivalents		$2,586,330
Accounts receivable, net of allowance for doubtful accounts of $62,000		1,378,580
Finance contracts receivable	$24,259,471
Less: Deferred interest	(1,945,155)
Less: Allowance for finance receivable losses	(39,828)	22,274,488
Prepaid expenses and other current assets		215,180
Deferred income taxes		51,200
Total Current Assets		26,505,778
Property and Equipment, net		343,199
Goodwill		1,238,551
Other Intangibles, net		247,190
Deferred Income Taxes		3,600
Deposits and Other Assets		456,475
Total Assets		$28,794,793
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$12,370,289
Accounts payable and accrued expenses		896,605
Premiums payable		6,820,558
Current portion of long-term debt		2,580,900
Income taxes payable		69,400
Other current liabilities		175,084
Total Current Liabilities		22,912,836
Long-Term Debt		235,000
Other Liabilities		42,201
Mandatorily Redeemable Preferred Stock		780,000
Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,503,822		35,039
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,171,598
Deficit		(5,203,326)
		6,003,311
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		4,824,756
Total Liabilities and Stockholders’ Equity		$28,794,793

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended March 31,	2005	2004
Revenues:
Commissions and fees	$1,788,067	$1,671,817
Premium finance revenue	1,789,536	1,828,200
Total Revenues	3,577,603	3,500,017

Operating Expenses:
General and administrative expenses	2,182,208	1,951,695
Provision for finance receivable losses	520,946	532,340
Depreciation and amortization	111,908	102,483
Premium finance interest expense	254,416	275,841
Total Operating Expenses	3,069,478	2,862,359

Operating Income	508,125	637,658

Other (Expense) Income:
Interest income	4,223	1,690
Interest expense	(4,780)	(10,029)
Interest expense - mandatorily redeemable preferred stock	(9,871)	(11,300)
Total Other Expense	(10,428)	(19,639)

Income Before Provision for Income Taxes	497,697	618,019

Provision for Income Taxes	199,078	247,708

Net Income	$298,619	$370,311

Net Income Per Common Share:
Basic	$0.11	$0.15
Diluted	$0.09	$0.12

Weighted Average Number of Shares Outstanding
Basic	2,715,043	2,470,680
Diluted	3,300,022	3,241,159

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2005	2004

Cash Flows From Operating Activities:
Net income	$298,619	$370,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,908	102,483
Bad debt expenses	-	(24,019)
Amortization of warrants	14,700	14,700
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	1,532,660	746,124
Prepaid expenses and other current assets	40,394	(19,516)
Deposits and other assets	(67,274)	(6,385)
Increase (decrease) in liabilities:
Premiums payable	2,381,179	1,588,532
Accounts payable and accrued expenses	(811,553)	(464,376)
Taxes payable	(361,093)	245,714
Other current liabilities	(8,866)	(13,448)
Net Cash Provided by Operating Activities	3,130,674	2,540,120

Cash Flows from Investing Activities:
Increase in finance contracts receivable - net	(842,454)	(5,075,037)
Decrease in notes and other receivables - net	4,453	4,071
Purchase of property and equipment	(2,854)	(44,001)
Net Cash Used In Investing Activities	(840,855)	(5,114,967)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(1,001,330)	(4,467)
Proceeds from revolving credit line	16,098,509	16,996,812
Payments on revolving credit line	(15,323,879)	(13,205,968)
Proceeds from exercise of stock options	7,312	-
Net Cash (Used in) Provided by Financing Activities	(219,388)	3,786,377

Net Increase in Cash and Cash Equivalents	2,070,431	1,211,530
Cash and Cash Equivalents, beginning of period	515,899	1,349,304
Cash and Cash Equivalents, end of period	$2,586,330	$2,560,834

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of March 31, 2005, the Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2005, results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies:

a. Principles of consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

b. Revenue recognition

We recognize commission revenue from insurance policies at the beginning of the contract period (except for those commissions that are receivable annually, which we recognized on a ratable basis in 2004) and on automobile club dues equally over the contract period. Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c. Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $0 and $6,582 in such costs was incurred during the three months ended March 31, 2005 and 2004, respectively.

d. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2004 to conform with the classifications used for the three months ended March 31, 2005.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,786,977	$1,790,626	$-	$3,577,603
Interest income	981	-	3,242	4,223
Interest expense	14,651	254,416	-	269,067
Depreciation and amortization	41,043	57,744	13,121	111,908
Segment profit (loss) before income taxes	464,824	441,218	(408,345)	497,697
Segment profit (loss)	278,895	264,730	(245,006)	298,619
Segment assets	3,283,996	24,168,719	1,342,078	28,794,793
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended March 31, 2004	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,671,817	$1,828,200	$-	$3,500,017
Interest income	1,690	-	-	1,690
Interest expense	20,146	275,841	1,183	297,170
Depreciation and amortization	41,947	55,044	5,492	102,483
Segment profit (loss) before income taxes	399,945	464,852	(246,778)	618,019
Segment profit (loss)	239,980	278,911	(148,580)	370,311
Segment assets	3,029,824	25,785,954	1,331,846	30,147,624
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Stock Options

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$298,619	$370,311

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(41,000)	(16,000)

Pro forma net income	$257,619	$354,311

Net income per share:
Basic - as reported	$0.11	$0.15
Basic - pro forma	$0.09	$0.14

Diluted - as reported	$0.09	$0.12
Diluted - pro forma	$0.08	$0.11

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation for the three months ended March 31, 2005 and 2004 is as follows:

Three Months Ended March 31,	2005	2004

Weighted Average Number of Shares Outstanding	2,715,043	2,470,680
Effect of Dilutive Securities, common stock equivalents	584,979	770,479
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,300,022	3,241,159

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Three Months Ended March 31,	2005	2004

Net Income	$298,619	$370,311
Interest Expense on Dilutive Convertible Preferred Stock	9,871	11,300
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$308,490	$381,611

6.	Conversion of Mandatorily Redeemable Preferred Stock.

On January 15, 2005, the preferred stockholder converted 124 Series A preferred shares into 49,600 of our common shares.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., and five Atlantic Insurance locations acquired through our May 2004 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 43 franchised DCAP locations.

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

Critical Accounting Policies

Our consolidated financial statements include accounts of DCAP Group, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. In addition, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Further, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2005.

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

Results of Operations

Our operating income for the three months ended March 31, 2005 was $508,125 as compared to $637,658 for the three months ended March 31, 2004.

During the three months ended March 31, 2005, revenues from our insurance-related operations were $1,788,067 as compared to $1,671,817 for the three months ended March 31, 2004. The revenue increase of $116,250 was primarily attributable to a change in underwriting in New York. There is a greater availability for coverage in the voluntary marketplace, thus reducing the need to place clients in the New York Auto Insurance Plan (“NYAIP”), the involuntary or residual market. We are paid a higher commission rate on the voluntary policies, both for new and renewal business.

Premium finance revenues decreased $38,664 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The total number of policies that we financed during the first quarter of 2005 increased slightly over the first quarter of 2004; however, the growth occurred outside the New York City metropolitan area.  This non-New York City market generates lower premium levels and, therefore, lower loan sizes.  As a result, there was a decline in premium finance revenue.

Our selling, general and administrative expenses for the three months ended March 31, 2005 were $230,513 more than for the three months ended March 31, 2004. The increase in selling expenses was primarily due to our increased advertising and marketing efforts in 2005. The increase in administrative expenses was primarily due to increased salaries (due to, among other things, the hiring of John J. Willis as our Chief Operating Officer in October 2004) and consulting fees.

Our provision for finance receivable losses for the first quarter of 2005 was $11,394 less than for the first quarter of 2004. In early 2005, the NYAIP, at the behest of the New York Department of Insurance (the “Department”), notified all carriers that it has always been the Department’s position that policy premiums were not to be increased without specific underwriting information. Certain carriers had been increasing premiums, but without documentation. This unwarranted increase resulted in an increase of earned premiums by such carriers and thus, upon cancellation, an unwarranted reduction in the return premium to the insured (or in the case of a policy which had been premium financed, a reduction in the return premium to the finance company). One large carrier acknowledged that it had followed this flawed underwriting, and began making refunds late in the first quarter of 2005. We anticipate further refunds from this carrier and are exploring our options regarding other carriers, which to date, have not offered refunds. Refunds on previously charged-off accounts offset our provision for finance receivable losses in this quarter.

Our depreciation and amortization expense for the three months ended March 31, 2005 was $9,425 more than for the three months ended March 31, 2004. This increase was primarily the result of the amortization of loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004.

Our premium finance interest expenses during the three months ended March 31, 2005 was $21,425 less than for the three months ended March 31, 2004. This decrease was the result of our entering into a new revolving credit line which carries a lower interest rate. In addition, we repaid a portion of our subordinated loan with proceeds of our revolving credit line, which carries a lower interest rate than the subordinated loan.

In January 2005, the holder of our mandatorily redeemable preferred stock converted 124 Series A preferred shares into our common shares. This resulted in our incurring $1,429 less in interest expense on this stock during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

During the three months ended March 31, 2005, our provision for income taxes was $199,078 as opposed to $247,708 for the three months ended March 31, 2004. This was due to the lower income before income taxes in 2005.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $464,824 during the three months ended March 31, 2005 as compared to a net profit before income taxes of $399,945 during the three months ended March 31, 2004. This increase was primarily due to increased revenue as discussed above. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $441,218 during the three months ended March 31, 2005 as compared to a net profit before income taxes of $464,852 during the three months ended March 31, 2004. The decrease was primarily due to reduced premium finance revenue in 2005 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $408,345 during the three months ended March 31, 2005 as compared to $246,778 during the three months ended March 31, 2004. This increase was primarily due to increased executive compensation and consulting fees.

Liquidity and Capital Resources

As of March 31, 2005, we had $2,586,330 in cash and cash equivalents and working capital of $3,592,942. As of December 31, 2004, we had $515,899 in cash and cash equivalents and working capital of $5,678,700.

During the three months ended March 31, 2005, our cash and cash equivalents increased by $2,070,431. This was due to the following:

•
Net cash provided by operating activities was $3,130,674 primarily due to the following: (i) our net income for the period of $298,619, plus a decrease in accounts receivable of $1,532,660, and an increase in premiums payable of $2,381,179, offset by (ii) a decrease in accounts payable and accrued expenses of $811,553 and taxes payable of $361,093.

•	We used $840,855 in investing activities primarily due to an increase in our net finance contracts receivable of $842,454.

•
We used $219,388 in financing activities primarily due to the following: (i) proceeds of $16,098,509 from our revolving credit line from Manufacturers and Traders Trust Co. for premium finance purposes, offset by (ii) payments of $15,323,879 on the revolving credit line and $1,001,330 of long-term debt.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from Manufacturers and Traders Trust Co. (“M&T”). Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of March 31, 2005, $12,370,289 was outstanding under the loan.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. In January 2005, we utilized the M&T line of credit to repay $1,000,000 of the subordinated debt. Effective May 10, 2005, we utilized the line of credit to repay an additional $1,000,000 of the subordinated debt. The remaining balance of the loan is repayable in January 2006 and carries interest at the rate of 12-5/8% per annum. Pursuant to our agreement with M&T, we are required to obtain an extension of the maturity date of the subordinated debt to December 2007. The extension is required to be obtained by June 29, 2005. We have the right to prepay the subordinated debt (subject to M&T’s consent). We are currently in negotiations with the holders of the subordinated debt with regard to an extension of the maturity date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

None

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 15, 2005, the holder of our Series A preferred shares converted 124 of such shares into 49,600 of our common shares at a conversion price of $2.50 per share. The offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) thereof as no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

   None

Item 6.    EXHIBITS

3(a)	Restated Certificate of Incorporation[1]
3(b)	Certificate of Designation of Series A Preferred Stock[2]
3(c)	By-laws, as amended[3]
31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.
2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.
3 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.
Dated: May 13, 2005	By: /s/ Barry B. Goldstein Barry B. Goldstein President (Principal Executive, Financial and Accounting Officer)