Form 10QSB
period 2005-06-30
DCAP GROUP INC
filed 2005-08-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____   No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,726,899 shares as of July 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes ___  No X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - June 30, 2005 (Unaudited)

Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2005 and 2004 (Unaudited)

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
June 30, 2005

Assets
Current Assets
Cash and cash equivalents		$4,100,492
Accounts receivable, net of allowance for doubtful accounts of $62,000		1,599,559
Finance contracts receivable	$23,059,384
Less: Deferred interest	(1,818,723)
Less: Allowance for finance receivable losses	(26,922)	21,213,739
Prepaid expenses and other current assets		205,447
Deferred income taxes		51,200
Total Current Assets		27,170,437
Property and Equipment, net		317,417
Goodwill		1,238,551
Other Intangibles, net		227,936
Deferred Income Taxes		3,600
Deposits and Other Assets		430,357
Total Assets		$29,388,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$13,692,920
Accounts payable and accrued expenses		796,175
Premiums payable		6,910,245
Current portion of long-term debt		125,000
Income taxes payable		111,631
Other current liabilities		171,143
Total Current Liabilities		21,807,114
Long-Term Debt		1,539,540
Other Liabilities		39,230
Mandatorily Redeemable Preferred Stock		780,000

Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,503,822		35,039
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,331,858
Deficit		(4,965,928)
		6,400,969
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		5,222,414
Total Liabilities and Stockholders’ Equity		$29,388,298

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended June 30,	2005	2004

Revenues:
Commissions and fees	$3,638,169	$3,472,839
Premium finance revenue	3,639,267	3,955,086
Total Revenues	7,277,436	7,427,925

Operating Expenses:
General and administrative expenses	4,378,280	4,175,252
Provision for finance receivable losses	1,240,291	1,214,770
Depreciation and amortization	225,516	210,465
Premium finance interest expense	353,204	344,375
Total Operating Expenses	6,197,291	5,944,862

Operating Income	1,080,145	1,483,063

Other (Expense) Income:
Interest income	8,096	5,441
Interest expense	(175,296)	(268,457)
Interest expense - mandatorily redeemable preferred stock	(19,621)	(22,600)
Total Other Expense	(186,821)	(285,616)

Income Before Provision for Income Taxes	893,324	1,197,447

Provision for Income Taxes	357,310	476,386

Net Income	$536,014	$721,061

Net Income Per Common Share:
Basic	$0.20	$0.29
Diluted	$0.17	$0.23

Weighted Average Number of Shares Outstanding
Basic	2,720,994	2,473,617
Diluted	3,272,325	3,237,348

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended June 30,	2005	2004

Revenues:
Commissions and fees	$1,850,102	$1,801,022
Premium finance revenue	1,849,731	2,126,886
Total Revenues	3,699,833	3,927,908

Operating Expenses:
General and administrative expenses	2,196,072	2,223,557
Provision for finance receivable losses	719,345	682,430
Depreciation and amortization	113,608	107,982
Premium finance interest expense	194,772	193,702
Total Operating Expenses	3,223,797	3,207,671

Operating Income	476,036	720,237

Other (Expense) Income:
Interest income	3,873	3,751
Interest expense	(74,532)	(133,260)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(11,300)
Total Other Expense	(80,409)	(140,809)

Income Before Provision for Income Taxes	395,627	579,428

Provision for Income Taxes	158,232	228,678

Net Income	$237,395	$350,750

Net Income Per Common Share:
Basic	$0.09	$0.14
Diluted	$0.08	$0.11

Weighted Average Number of Shares Outstanding
Basic	2,726,899	2,490,590
Diluted	3,250,625	3,247,573

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2005	2004

Cash Flows From Operating Activities:
Net income	$536,014	$721,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,516	210,465
Amortization of warrants	23,600	29,400
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	1,311,681	331,848
Prepaid expenses and other current assets	50,127	(144,494)
Deposits and other assets	(111,188)	(18,174)
Increase (decrease) in liabilities:
Premiums payable	2,470,866	507,082
Accounts payable and accrued expenses	(911,983)	(245,011)
Taxes payable	(318,862)	474,393
Other current liabilities	(12,804)	(12,281)
Net Cash Provided by Operating Activities	3,262,967	1,854,289

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable - net	218,295	(6,270,670)
Decrease in notes and other receivables - net	9,007	8,234
Purchase of property and equipment	(5,948)	(64,258)
Net Cash Provided by (Used in) Investing Activities	221,354	(6,326,694)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(2,004,301)	(21,878)
Proceeds from revolving credit line	32,848,533	35,130,245
Payments on revolving credit line	(30,751,272)	(29,719,251)
Proceeds from exercise of stock options and warrants	7,312	194,997
Net Cash Provided by Financing Activities	100,272	5,584,113

Net Increase in Cash and Cash Equivalents	3,584,593	1,111,708
Cash and Cash Equivalents, beginning of period	515,899	1,349,304
Cash and Cash Equivalents, end of period	$4,100,492	$2,461,012

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of June 30, 2005, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

c.   Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $0 and $12,945 in such costs was incurred during the six months ended June 30, 2005 and 2004, respectively.

d.   Reclassifications

Certain reclassifications (including reclassification of interest expense on long term debt from premium finance interest expense to other (expense) income-interest expense) have been made to the consolidated financial statements for the six and three months ended June 30, 2004 to conform with the classifications used for the six and three months ended June 30, 2005.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Six Months Ended June 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$3,638,169	$3,639,267	$ -	$7,277,436
Interest income	2,070	-	6,026	8,096
Interest expense	28,969	353,204	165,948	548,121
Depreciation and amortization	81,965	117,309	26,242	225,516
Segment profit (loss) before income taxes	961,565	897,564	(965,805)	893,324
Segment profit (loss)	576,939	538,871	(579,796)	536,014
Segment assets	3,262,497	25,010,268	1,115,533	29,388,298
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Six Months Ended June 30, 2004	Insurance	Premium Finance	Other (1)	Total

Revenues from external Customers	$3,472,839	$3,955,086	$ -	$7,427,925
Interest income	5,441	-	-	5,441
Interest expense	40,719	344,375	250,338	635,432
Depreciation and Amortization	84,648	111,528	14,289	210,465
Segment profit (loss) before income taxes	817,976	1,216,301	(836,830)	1,197,447
Segment profit (loss)	490,786	729,780	(499,505)	721,061
Segment assets	3,565,414	26,754,589	1,358,568	31,678,571
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Stock Options

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the six and three months ended June 30, 2005 and 2004 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$536,014	$721,061	$237,395	$350,750

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(32,000)	(33,000)	(16,000)	(17,000)

Pro forma net income	$504,014	$688,061	$221,395	$333,750

Net income per share:
Basic - as reported	$0.20	$0.29	$0.09	$0.14
Basic - pro forma	$0.19	$0.28	$0.08	$0.13

Diluted - as reported	$0.17	$0.23	$0.08	$0.11
Diluted - pro forma	$0.16	$0.22	$0.07	$0.11

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Weighted Average Number of Shares Outstanding	2,720,994	2,473,617	2,726,899	2,490,590
Effect of Dilutive Securities, common stock equivalents	551,331	763,731	523,726	756,983
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,272,325	3,237,348	3,250,625	3,247,573

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net Income	$536,014	$721,061	$237,395	$350,750
Interest Expense on Dilutive Convertible Preferred Stock	19,621	22,600	9,750	11,300
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$555,635	$743,661	$247,145	$362,050

6.	Conversion of Mandatorily Redeemable Preferred Stock.

On January 15, 2005, the preferred stockholder converted 124 Series A preferred shares into 49,600 of our common shares.

7.	Subordinated Debt and Warrants

Effective May 25, 2005, the holders of $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of our premium finance lender that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 shares of our common stock from January 10, 2006 to September 30, 2007. The extension of the warrants was valued at $160,260 and is being amortized as additional interest expense over the extension period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., and five Atlantic Insurance locations acquired through our May 2004 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 45 franchised DCAP locations.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period (except for those commissions that are receivable annually, which we recognized on a ratable basis in 2004). Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at June 30, 2005.

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

Results of Operations

Our operating income for the six months ended June 30, 2005 was $1,080,145 as compared to $1,483,063 for the six months ended June 30, 2004.

During the six months ended June 30, 2005, revenues from our insurance-related operations were $3,638,169 as compared to $3,472,839 for the six months ended June 30, 2004. The revenue increase of $165,330 was primarily attributable to a change in underwriting in New York. There is a greater availability for coverage in the voluntary marketplace, thus reducing the need to place clients in the New York Auto Insurance Plan (“NYAIP”), the involuntary or residual market. We are paid a higher commission rate on the voluntary policies, both for new and renewal business.

Premium finance revenues decreased $315,819 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The total number of policies that we financed during the first half of 2005 increased slightly over the first half of 2004; however, the growth occurred outside the New York City metropolitan area. This non-NewYork City market generates lower premium levels and, therefore, lower loan sizes. As a result, there was a decline in premium finance revenue.

Our general and administrative expenses for the six months ended June 30, 2005 were $203,028 more than for the six months ended June 30, 2004. This increase was primarily due to our increased advertising and marketing efforts in 2005, increased salaries (due to, among other things, the hiring of John J. Willis as our Chief Operating Officer in October 2004) and increased consulting fees.

Our provision for finance receivable losses for the first six months of 2005 was $25,521 more than for the first six months of 2004. In early 2005, the NYAIP, at the behest of the New York Department of Insurance (the “Department”), notified all carriers that it has always been the Department’s position that policy premiums were not to be increased without specific underwriting information. Certain carriers had been increasing premiums, but without documentation. This unwarranted increase resulted in an increase of earned premiums by such carriers and thus, upon cancellation, an unwarranted reduction in the return premium to the insured (or in the case of a policy which had been premium financed, a reduction in the return premium to the finance company). One large carrier acknowledged that it had followed this flawed underwriting, and began making refunds late in the first quarter of 2005. We anticipate further refunds from this carrier and are exploring our options regarding other carriers, which to date, have not offered refunds. Refunds on previously charged-off accounts offset our provision for finance receivable losses in the first six months of 2005.

Our depreciation and amortization expense for the six months ended June 30, 2005 was $15,051 more than for the six months ended June 30, 2004. This increase was primarily the result of the amortization of loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004.

Our premium finance interest expense during the six months ended June 30, 2005 was $8,829 more than for the six months ended June 30, 2004. This increase was the result of the repayment of a portion of our subordinated loan with proceeds of our revolving credit line, offset by a lower floating interest rate on the new revolving credit line entered into in December 2004.

Our interest expense for the six months ended June 30, 2005 was $93,161 less than for the six months ended June 30, 2004. This decrease was the result of our repaying a portion of our subordinated loan in 2005.

During the six months ended June 30, 2005, our provision for income taxes was $357,310 as opposed to $476,386 for the six months ended June 30, 2004. This was due to the lower income before income taxes in 2005.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $961,565 during the six months ended June 30, 2005 as compared to a net profit before income taxes of $817,976 during the six months ended June 30, 2004. This increase was primarily due to increased revenue as discussed above. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $897,564 during the six months ended June 30, 2005 as compared to a net profit before income taxes of $1,216,301 during the six months ended June 30, 2004. The decrease was primarily due to reduced premium finance revenue in 2005 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $965,805 during the six months ended June 30, 2005 as compared to $836,830 during the six months ended June 30, 2004. This increase was primarily due to increased executive compensation and consulting fees.

Liquidity and Capital Resources

As of June 30, 2005, we had $4,100,492 in cash and cash equivalents and working capital of $5,363,323. As of December 31, 2004, we had $515,899 in cash and cash equivalents and working capital of $5,678,700.

During the six months ended June 30, 2005, our cash and cash equivalents increased by $3,584,593. This was due to the following:

•
Net cash provided by operating activities was $3,262,967 primarily due to the following: (i) our net income for the period of $536,014, plus a decrease in accounts receivable of $1,311,681 and an increase in premiums payable of $2,470,866, offset by (ii) a decrease in accounts payable and accrued expenses of $911,983 and taxes payable of $318,862.

•	Net cash provided by investing activities of $221,354 primarily due to a decrease in our net finance contracts receivable of $218,295.

•
Net cash provided by financing activities of $100,272 primarily due to the following: (i) proceeds of $32,848,533 from our revolving credit line from Manufacturers and Traders Trust Co. for premium finance purposes, offset by (ii) payments of $30,751,272 on the revolving credit line and $2,004,301 of long-term debt.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from Manufacturers and Traders Trust Co. (“M&T”). Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of June 30, 2005, $13,692,920 was outstanding under the line.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. In January 2005, we utilized the M&T line of credit to repay $1,000,000 of the subordinated debt. Effective May 10, 2005, we utilized the line of credit to repay an additional $1,000,000 of the subordinated debt. The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum. Effective May 25, 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007. We have the right to prepay the subordinated debt (subject to M&T’s consent) without penalty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3(a)	Restated Certificate of Incorporation[1]

3(b)	Certificate of Designation of Series A Preferred Stock[2]

3(c)	By-laws, as amended

10	Amendment to Secured Subordinated Promissory Notes and Warrants, dated May 25, 2005, between DCAP Group, Inc. and the holders of the outstanding notes

31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
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

DCAP GROUP, INC.

Dated: August 15, 2005	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President (Principal Executive, Financial and Accounting Officer)