Form 10QSB
period 2005-09-30
DCAP GROUP INC
filed 2005-11-09
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,728,524 shares as of October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes __  No X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2005 (Unaudited)

Condensed Consolidated Statements of Income - Nine months ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2005 and 2004 (Unaudited)

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2005

Assets
Current Assets
Cash and cash equivalents		$2,024,769
Accounts receivable, net of allowance for doubtful accounts of $27,000		1,724,796
Finance contracts receivable	$20,172,040
Less: Deferred interest	(1,581,700)
Less: Allowance for finance receivable losses	(25,997)	18,564,343
Prepaid expenses and other current assets		232,256
Deferred income taxes		51,200
Total Current Assets		22,597,364
Property and Equipment, net		303,633
Goodwill		1,238,551
Other Intangibles, net		208,683
Deferred Income Taxes		3,600
Deposits and Other Assets		414,485
Total Assets		$24,766,316
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$11,489,685
Accounts payable and accrued expenses		831,921
Premiums payable		4,440,791
Current portion of long-term debt		235,000
Income taxes payable		150,251
Other current liabilities		169,553
Total Current Liabilities		17,317,201
Long-Term Debt		1,333,151
Other Liabilities		35,825
Mandatorily Redeemable Preferred Stock		780,000
Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,505,447		35,055
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,334,279
Deficit		(4,890,640)
		6,478,694
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		5,300,139
Total Liabilities and Stockholders’ Equity		$24,766,316

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended September 30,	2005	2004

Revenues:
Commissions and fees	$5,461,000	$5,326,539
Premium finance revenue	5,359,499	6,049,173
Total Revenues	10,820,499	11,375,712

Operating Expenses:
General and administrative expenses	6,720,444	6,405,108
Provision for finance receivable losses	1,923,245	1,939,932
Depreciation and amortization	338,861	313,423
Premium finance interest expense	548,680	556,641
Total Operating Expenses	9,531,230	9,215,104

Operating Income	1,289,269	2,160,608

Other (Expense) Income:
Interest income	14,633	7,212
Interest expense	(254,070)	(400,470)
Interest expense - mandatorily redeemable preferred stock	(29,371)	(33,900)
Total Other Expense	(268,808)	(427,158)

Income Before Provision for Income Taxes	1,020,461	1,733,450

Provision for Income Taxes	409,159	637,578

Net Income	$611,302	$1,095,872

Net Income Per Common Share:
Basic	$0.22	$0.44
Diluted	$0.20	$0.35

Weighted Average Number of Shares Outstanding
Basic	2,723,215	2,491,333
Diluted	3,271,246	3,244,947

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended September 30,	2005	2004

Revenues:
Commissions and fees	$1,822,832	$1,853,700
Premium finance revenue	1,720,232	2,094,087
Total Revenues	3,543,064	3,947,787

Operating Expenses:
General and administrative expenses	2,342,163	2,229,858
Provision for finance receivable losses	682,955	725,161
Depreciation and amortization	113,345	102,957
Premium finance interest expense	195,477	212,265
Total Operating Expenses	3,333,940	3,270,241

Operating Income	209,124	677,546

Other (Expense) Income:
Interest income	6,537	1,771
Interest expense	(78,773)	(132,015)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(11,300)
Total Other Expense	(81,986)	(141,544)

Income Before Provision for Income Taxes	127,138	536,002

Provision for Income Taxes	51,850	161,191

Net Income	$75,288	$374,811

Net Income Per Common Share:
Basic	$0.03	$0.15
Diluted	$0.03	$0.12

Weighted Average Number of Shares Outstanding
Basic	2,727,533	2,512,497
Diluted	3,268,981	3,245,876

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2005	2004

Cash Flows From Operating Activities:
Net income	$611,302	$1,095,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,861	313,423
Amortization of warrants	52,212	44,100
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	1,186,444	(176,721)
Prepaid expenses and other current assets	23,319	(123,606)
Deposits and other assets	(171,141)	(114,474)
Increase (decrease) in liabilities:
Premiums payable	1,412	(110,581)
Accounts payable and accrued expenses	(876,235)	(419,670)
Taxes payable	(280,242)	657,532
Other current liabilities	(17,799)	152,849
Net Cash Provided by Operating Activities	868,133	1,318,724

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable - net	2,867,691	(4,884,598)
Decrease in notes and other receivables - net	13,664	12,493
Purchase of property and equipment	(15,093)	(129,605)
Net Cash Provided by (Used in) Investing Activities	2,866,262	(5,001,710)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(2,129,301)	(158,263)
Proceeds from revolving credit line	46,052,834	51,895,399
Payments on revolving credit line	(46,158,808)	(47,351,288)
Proceeds from exercise of stock options and warrants	9,750	194,997
Net Cash (Used in) Provided by Financing Activities	(2,225,525)	4,580,845

Net Increase in Cash and Cash Equivalents	1,508,870	897,859
Cash and Cash Equivalents, beginning of period	515,899	1,349,304
Cash and Cash Equivalents, end of period	$2,024,769	$2,247,163

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of September 30, 2005, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies:
a.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

b.  Revenue recognition

We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that were received annually on a contingent basis for 2004, for which we recognized the commission revenue ratably during the fiscal year based on estimates of the contingent revenue to be received. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. During the nine months ended September 30, 2004, approximately $1,069,000 was recognized as contingent commission revenue.  There has been an industry-wide change in the method by which insurance brokers are compensated by insurers, many of which no longer pay contingent commissions. As a result, in 2005, our base commissions have increased, and no contingent commission revenue has been recognized for the nine months ended September 30, 2005.

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of co-op advertising expense. We are obligated to provide marketing and training support to each franchisee.

Automobile club dues are recognized equally over the contract period.

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.1% per annum for the nine months ended September 30, 2005 and 2004, respectively.

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c.  Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $0 and $12,945 in such costs was incurred during the nine months ended September 30, 2005 and 2004, respectively.

d.  Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2005 and 2004, the provision for finance receivable losses was approximately $2,148,606 (before estimated recoveries of $225,361 which reduced the provision for finance receivable losses) and $1,939,932, respectively, and actual write-offs for such periods (net of recoveries of previous write-offs) were approximately $2,188,568 and $2,023,627, respectively.

e.  Reclassifications

Certain reclassifications (including reclassification of interest expense on long-term debt from premium finance interest expense to other (expense) income-interest expense) have been made to the consolidated financial statements for the nine and three months ended September 30, 2004 to conform with the classifications used for the nine and three months ended September 30, 2005.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Nine Months Ended September 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$5,461,000	$5,359,499	$-	$10,820,499
Interest income	2,820	-	11,813	14,633
Interest expense	42,185	548,680	241,256	832,121
Depreciation and amortization	122,886	176,611	39,364	338,861
Segment profit (loss) before income taxes	1,259,965	1,202,276	(1,441,780)	1,020,461
Segment profit (loss)	755,979	721,365	(866,042)	611,302
Segment assets	3,469,241	20,178,784	1,118,291	24,766,316
_____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Nine Months Ended September 30, 2004	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$5,326,539	$6,049,173	$-	$11,375,712
Interest income	7,212	-	-	7,212
Interest expense	433,187	556,641	1,183	991,011
Depreciation and amortization	128,458	161,934	23,031	313,423
Segment profit (loss) before income taxes	1,284,412	1,755,074	(1,306,036)	1,733,450
Segment profit (loss)	770,647	1,053,044	(727,819)	1,095,872
Segment assets	3,915,060	25,680,697	1,025,004	30,620,761
________________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.
Stock Options

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the nine and three months ended September 30, 2005 and 2004 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$611,302	$1,095,872	$75,288	$374,811

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(124,000)	(50,000)	(41,000)	(17,000)

Pro forma net income	$487,302	$1,045,872	$34,288	$357,811

Net income per common share:
Basic - as reported	$0.22	$0.44	$0.03	$0.15
Basic - pro forma	$0.18	$0.42	$0.01	$0.14

Diluted - as reported	$0.20	$0.35	$0.03	$0.12
Diluted - pro forma	$0.16	$0.33	$0.01	$0.11

5.
Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Weighted Average Number of Shares Outstanding	2,723,215	2,491,333	2,727,533	2,512,497
Effect of Dilutive Securities, Common Stock Equivalents	548,031	753,614	541,448	733,379
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,271,246	3,244,947	3,268,981	3,245,876

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Net Income	$611,302	$1,095,872	$75,288	$374,811
Interest Expense on Dilutive Convertible Preferred Stock	29,371	33,900	9,750	11,300
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$640,673	$1,129,772	$85,038	$386,111

6.	Conversion of Mandatorily Redeemable Preferred Stock On January 15, 2005, the preferred stockholder converted 124 Series A preferred shares into 49,600 of our common shares.
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We operate 25 storefronts, including 19 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., and five Atlantic Insurance locations acquired through our May 2004 acquisition of substantially all the assets of AIA Acquisition Corp. We also have 47 franchised DCAP locations.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that were received annually on a contingent basis for 2004, for which we recognized the commission revenue ratably during the fiscal year based on estimates of the contingent revenue to be received. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. During the nine months ended September 30, 2004, approximately $1,069,000 was recognized as contingent commission revenue.  There has been an industry-wide change in the method by which insurance brokers are compensated by insurers, many of which no longer pay contingent commissions. As a result, in 2005, our base commissions have increased, and no contingent commission revenue has been recognized for the nine months ended September 30 2005.

Franchise fee revenue from initial franchise fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of co-op advertising expense. We are obligated to provide marketing and training support to each franchisee.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan.

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2005 and 2004, the provision for finance receivable losses was approximately $2,148,606 (before estimated recoveries of $225,361 which reduced the provision for finance receivable losses) and $1,939,392, respectively, and actual write-offs for such periods (net of recoveries of previous write-offs) were approximately $2,188,568 and $2,023,627, respectively. If our provision for finance receivable losses was understated by 5% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.02 (basic) for the nine months ended September 30, 2005 and 2004.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at September 30, 2005.

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

Results of Operations

Our operating income for the nine months ended September 30, 2005 was $1,289,269 as compared to $2,160,608 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, revenues from our insurance-related operations were $5,461,000 as compared to $5,326,539 for the nine months ended September 30, 2004. The revenue increase of $134,461 was primarily attributable to a change in underwriting in New York and the sale of three franchises in 2005. There is a greater availability for coverage in the voluntary marketplace, thus reducing the need to place clients in the New York Auto Insurance Plan (“NYAIP”), the involuntary or residual market. We are paid a higher commission rate on the voluntary policies, both for new and renewal business.

Premium finance revenues decreased $689,674 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The total number of policies that we financed during the first nine months of 2005 increased slightly over the first nine months of 2004; however, the growth occurred outside the New York City metropolitan area. This non-

New York City market generates lower premium levels and, therefore, lower loan sizes. As a result, there was a decline in premium finance revenue.

Our general and administrative expenses for the nine months ended September 30, 2005 were $314,336 more than for the nine months ended September 30, 2004. This increase was primarily due to our increased advertising and marketing efforts in 2005, increased salaries (due to, among other things, the hiring of John J. Willis as our Chief Operating Officer in October 2004) and increased consulting fees. Mr. Willis resigned his position effective as of October 31, 2005.

Our provision for finance receivable losses for the first nine months of 2005 was $16,687 less than for the first nine months of 2004. In early 2005, the NYAIP, at the behest of the New York Department of Insurance (the “Department”), notified all carriers that it has always been the Department’s position that policy premiums were not to be increased without specific underwriting information. Certain carriers had been increasing premiums, but without documentation. This unwarranted increase resulted in an increase of earned premiums by such carriers and thus, upon cancellation, an unwarranted reduction in the return premium to the insured (or in the case of a policy which had been premium financed, a reduction in the return premium to the finance company). One large carrier acknowledged that it had followed this flawed underwriting, and began making refunds late in the first quarter of 2005. We anticipate further refunds from this carrier and are exploring our options regarding other carriers, which, to date, have not offered refunds. Refunds on previously charged-off accounts offset our provision for finance receivable losses in the first nine months of 2005.

Our depreciation and amortization expense for the nine months ended September 30, 2005 was $25,438 more than for the nine months ended September 30, 2004. This increase was primarily the result of the amortization of loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004.

Our premium finance interest expense during the nine months ended September 30, 2005 was $7,961 less than for the nine months ended September 30, 2004. This decrease was the result of the repayment of a portion of our subordinated loan with proceeds of our revolving credit line and a lower floating interest rate on the new revolving credit line entered into in December 2004.

Our interest expense for the nine months ended September 30, 2005 was $146,500 less than for the nine months ended September 30, 2004. This decrease was the result of our repaying a portion of our subordinated loan in 2005.

During the nine months ended September 30, 2005, our provision for income taxes was $409,159 as opposed to $637,578 for the nine months ended September 30, 2004. This was due to the lower income before income taxes in 2005 notwithstanding the utilization of available net operating loss carryforwards in 2004.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $1,259,965 during the nine months ended September 30, 2005 as compared to a net profit before income taxes of $1,284,412 during the nine months ended September 30, 2004. This decrease was primarily due to increased advertising expense in 2005. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $1,202,276 during the nine months ended September 30, 2005 as compared to a net profit before income taxes of $1,755,074 during the nine months ended September 30, 2004. The decrease was primarily due to reduced premium finance revenue in 2005 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $1,441,780 during the nine months ended September 30, 2005 as compared to $1,306,036 during the nine months ended September 30, 2004. This increase was primarily due to increased executive compensation and consulting fees.

Liquidity and Capital Resources

As of September 30, 2005, we had $2,024,769 in cash and cash equivalents and working capital of $5,280,163. As of December 31, 2004, we had $515,899 in cash and cash equivalents and working capital of $5,678,700.

Cash and cash equivalents increased by $1,508,870 between December 31, 2004 and September 30, 2005 primarily due to the following:

•
Net cash provided by operating activities during the nine months ended September 30, 2005 was $868,133 primarily due to our net income for the period of $611,303, our depreciation and amortization of $338,861, a decrease in accounts receivable of $1,186,444 and a net increase in premiums payable of $1,412. The decrease in accounts receivable is primarily attributable to the collection in 2005 of contingent fees receivable. No such contingent fees were collectible in 2005 since payments of these fees was discontinued by the insurance carriers in 2005. Premiums payable represents the amount of insurance premiums due to insurance carriers on policies for which we provide premium financing. Upon the customer entering into a premium financing agreement with us, the customer makes a down payment to the insurance carrier generally equal to 15% of the estimated premium. We agree to lend to the customer the remaining 85% of the estimated premium. We make a payment of 10% of the estimated premium to the carrier at the time of the application for insurance. The remaining balance of 75% of the estimated premium is our premium payable. Prior to October 2004, we remitted the balance of the unpaid premium upon receipt of the first periodic loan payment due from the customer. In order to better manage our credit risk, effective October 2004, we strengthened our controls and began to remit the balance of the premium to the carrier only after receipt of the first periodic loan payment from the customer and confirmation from the carrier of the actual premium amount. If the actual premium is greater than the amount previously estimated by the carrier, we require that the customer remit the difference to the carrier or amend the financing agreement for the revised amount prior to paying the remaining amount due the carrier. Premiums payable fluctuate from period to period depending upon the volume of premium financing contracts entered into. At September 30, 2005, amounts released for payment to insurers but not cleared by our bank were classified as premiums payable. No such reclassification was made at December 31, 2004, resulting in an increase in premiums payable at September 30, 2005. The increase was offset by a decline in the dollar amount of premium finance contracts entered into in 2005. The cash provided by operating activities was offset by a decrease in accounts payable and accrued expenses of $876,235 resulting from payments to our franchisees of their portion of the contingent receivable discussed above and a decrease in income taxes payable of $280,242 resulting from payments of income taxes in 2005.

•
Though fluctuations in our premium finance business impact our cash position and daily operations, our cash flows from operating activities do not reflect changes in the premium finance contract receivables or borrowing under our revolving credit facility associated with that business. Changes in the premium finance contract receivables are considered investing activities as they include the making and collection of loans and borrowings under our revolving line of credit are considered financing activities.

•
Net cash of $2,866,262 was provided by investing activities during the nine months ended September 30, 2005 primarily due to a decrease in our net finance contracts receivable of $2,867,691. This was the result of a reduction in the dollar amount of premium finance contracts entered into in 2005.

•
Net cash used by financing activities during the nine months ended September 30, 2005 was $2,225,525 primarily due to proceeds of $46,052,834 from our revolving loan from Manufacturers and Traders Trust Co. (“M&T”) to fund our growing premium finance business, offset by payments of $46,158,808 on the revolving loan and payments of a portion of our subordinated loan of $2,000,000.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from M&T. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of September 30, 2005, $11,489,685 was outstanding under the line. As of September 30, 2005, of the $20,172,040 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $15,515,000 represents eligible receivables for purposes of our finance credit agreement.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

___________
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.
2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.
3 Denotes documents filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and our Current Report on Form 8-K for an event dated January 5, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Date: November 9, 2005	By:	/s/ Barry B. Goldstein
Barry B. Goldstein,
President (Principal Executive, Financial and Account Officer)