Form 10KSB
period 2005-12-31
DCAP GROUP INC
filed 2006-03-30
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2005

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number    0-1665

 DCAP GROUP, INC.
(Name of small business issuer in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $13,921,162

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $5,081,001 as of February 28, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [  ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,896,024 shares as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format: Yes [  ] No [X]

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

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

General

We operate two lines of business:

•	franchising, ownership and operation of storefront insurance agencies under the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency brand names

•	premium financing of insurance policies for our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency clients as well as clients of non-affiliated entities

Our business strategy anticipates the utilization and expansion of our distribution network and delivery of insurance-related services through this network. Pursuant to this strategy, we have

•	granted franchises for the use of the DCAP trade name

•	sold our interest in a number of storefronts but retained them as DCAP franchises

•
as discussed below, purchased the assets of AIA Acquisition Corp., which has five store locations that operate under the Atlantic Insurance brand name, and Accurate Agency, Inc. (and related entities), which has four store locations and operate under the Accurate Agency brand name

•	changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts

Recent Development

On January 31, 2006, we purchased from Eagle Insurance Company two surplus notes issued by Commercial Mutual Insurance Company in the aggregate principal amount of $3,750,000. Commercial Mutual is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common shares. See Items 6, 11 and 12 of this Annual Report.

Developments During 2005

The following material events occurred during 2005:

•	During 2005, we utilized our line of credit with Manufacturers and Traders Trust Co. (“M&T”), our premium finance lender, to repay an aggregate of $2,000,000 of our $3,500,000 subordinated debt.

•
Effective May 25, 2005, the holders of the remaining $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of M&T that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007, as described under “Developments During 2004” below. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 of our common shares from January 10, 2006 to September 30, 2007.

•
On November 15, 2005, we entered into an agreement for the acquisition of substantially all of the assets of Accurate Agency, Inc., Louisons Associates Limited and Accurate Agency of Western New York, Inc., insurance brokerage firms with a total of four offices located in and around Rochester, New York that operate under the Accurate Agency brand. The transaction was consummated effective as of January 1, 2006. The acquisition is part of our strategy to expand our operations into other regions of New York State.

Developments During 2004

The following material events occurred during 2004:

•	Effective August 26, 2004, we effected a one-for-five reverse split of our common shares.

•	On October 7, 2004, our common shares began trading on the NASDAQ Small Cap Market.

•
In December 2004, we increased our premium finance line of credit with M&T from $18,000,000 to $25,000,000 and extended the term of the line to June 30, 2007. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The terms of the new line of credit agreement are similar to our previous line of credit agreement with M&T, except that the interest rate was reduced from M&T’s prime lending rate plus 1.5% to, at our option, either (i) M&T’s prime lending rate or (ii) LIBOR plus 2.5%, and the amount that we can borrow was raised from 80% to 85% of eligible premium finance receivables.

Developments During 2003

The following material events occurred during 2003:

•
Effective May 1, 2003, we acquired substantially all of the assets of AIA Acquisition Corp., an insurance brokerage firm with five offices located in eastern Pennsylvania that operate under the Atlantic Insurance brand. The acquisition allowed for the expansion of our geographical footprint outside New York State and allowed for us to capitalize on operational and administrative efficiencies.

•
In July 2003, in connection with the change in our premium finance operations business model, as discussed above, we obtained an $18,000,000 revolving line of credit from M&T that was due to expire in July 2005. Interest on this loan was payable at the rate of prime plus 1.5%. Concurrently, we obtained a $3,500,000 secured subordinated loan, that was initially repayable in January 2006 and carries interest at the rate of 12-5/8% per annum. In connection with the $3,500,000 debt financing, we issued warrants for the purchase of 105,000 common shares at an exercise price of $6.25 per share. The warrants initially expired on January 10, 2006. See “Developments During 2004” and “Developments During 2005” above.

(b)	Business of Issuer

General

Our storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

There are 75 store locations owned or franchised by us of which 69 are located in New York State. In the New York metropolitan area, there are 46 DCAP franchises, one joint venture DCAP store and one wholly-owned location. There are also 18 Barry Scott locations and four Accurate Agency locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott, Atlantic Insurance and Accurate Agency locations are wholly-owned by us.

The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores serve as an insurance company and therefore do not assume underwriting risks.

Through our wholly-owned subsidiary, Payments Inc., we provide insurance premium financing services to our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency locations as well as non-affiliated insurance agencies. Payments Inc. is licensed by the New York State Department of Banking as an insurance premium finance agency and has been granted permission to conduct business in Pennsylvania and New Jersey.

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

During the fiscal year ended December 31, 2005, approximately 90% of our insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

In addition to automobile insurance, we offer:

•	property and casualty insurance for motorcycles, boats and livery/taxis
•	life insurance
•	business insurance
•	homeowner’s insurance
•	excess coverage

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

Franchises currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a twelve month period from the date on which the storefront opens for business. Monthly fees payable by franchisees constituted approximately 8% of our insurance revenues during the year ended December 31, 2005.

Automobile Club

As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

During fiscal 2005, fees received in connection with automobile club services constituted approximately 2% of our insurance revenues.

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

During fiscal 2005, fees received in connection with income tax return preparation were nominal.

Structure and Operations

As stated above, we currently have 75 offices, of which 46 are franchises, 28 are wholly-owned, and one is a joint venture. Our franchises and joint venture office consist of both “conversion” and “startup” operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned and joint venture offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

In order to promote consistency and efficiency, and as a service to our franchises, we offer training to office managers. Our training program covers:

•	marketing, sales and underwriting
•	office and logistics
•	computer information

We provide the administrative services and functions of a “central office” to our wholly-owned and joint venture offices. The services provided to these storefront offices are:

•	sales training
•	bookkeeping and accounting
•	processing services

Franchises operate without the assistance of our “central office” services.

We also provide support services to stores such as:

•	assistance with regard to the hiring of employees
•	assistance with regard to the writing of local advertising
•	advice regarding potential carriers for certain customers

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

Strategy

In order to achieve our goal of utilizing and expanding our distribution network and delivering insurance-related services through this network, we currently have the following four-pronged business strategy:

•	promote franchise sales by providing proprietary products and services that may not be available elsewhere

•	acquire storefront agencies in the Northeast in order to expand our geographical footprint

•	increase the size of our premium finance business, both within and outside the DCAP storefronts, including the introduction of our business in other states

•	seek to expand our operations by acquiring businesses or other assets which we believe will complement or enhance our business

In seeking to promote franchise sales, we pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices to advertise in various editions of telephone directories and in other media.

We utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP, Barry Scott, Atlantic Insurance or Accurate Agency office nearest the call (based on the zip code of the caller) for handling. We are promoting “1-800-INSURANCE” in our current markets and intend to utilize such numbers in the future as our market expands.

During 2006, we will continue to seek to acquire additional locations in order to further capitalize on existing proprietary services and relationships with carriers as well as to increase premium finance business.

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

Our final strategy involves the expansion of our operations into complementary areas. We continually explore such opportunities as a means to enhance our business. Complimentary insurance products, including different or enhanced coverages, and other financial products (such as mortgages) are being considered. Our acquisition of the surplus notes issued by Commercial Mutual Insurance Company will allow for an enhanced relationship between us and a licensed property and casualty insurer. Commercial Mutual offers coverages in New York State which can be sold through the DCAP, Barry Scott and Accurate networks. Commercial Mutual currently sells homeowners insurance, commercial automobile insurance and various physical damage coverages and plans to offer other coverages including private passenger auto liability, umbrella and business owner insurance.

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

Employees

We employ approximately 101 persons. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1158 Broadway, Hewlett, New York, our central processing offices are located at 1762 Central Avenue, Albany, New York and the administrative offices of Payments Inc. are located at 1154 Broadway, Hewlett, New York.

Our 18 Barry Scott offices and four Accurate Agency offices are located in upstate New York. Our five Atlantic Insurance offices are located in eastern Pennsylvania. We also have one joint venture DCAP store that is located in New Jersey and one wholly-owned store located in the New York City metropolitan area.

Our 28 wholly-owned storefront locations, our one joint venture storefront location and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2015. The current yearly aggregate base rental for the offices is approximately $515,000.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 21, 2005. The following is a listing of the votes cast for or withheld with respect to each nominee for director and the listing of the votes cast for and against as well as abstentions and broker non-votes with respect to the ratification of the adoption of our 2005 Equity Participation Plan:

1. Election of Board of Directors.

	Number of Shares
	For	Withheld

Barry B. Goldstein	1,849,268	2,385
Morton L. Certilman	1,849,088	2,565
Jay M. Haft	1,849,231	2,422
David A. Lyons	1,849,353	2,300
Jack D. Seibald	1,849,353	2,300
Robert M. Wallach	1,421,396	430,257

2. Ratification of adoption of 2005 Equity Participation Plan.

For	907,819
Against	196,955
Abstentions	107,260
Broker Non-Votes	639,619

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

	High	Low
2005 Calendar Year
First Quarter	$7.95	$4.95
Second Quarter	6.35	3.00
Third Quarter	4.75	3.02
Fourth Quarter	3.50	2.58

	High	Low
2004 Calendar Year
First Quarter	$7.35	$4.75
Second Quarter	6.60	5.45
Third Quarter	6.30	4.50
Fourth Quarter	8.25	6.86

Holders

As of March 17, 2006, there were approximately 1,518 record holders of our common shares.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate 28 storefronts, including 18 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., five Atlantic Insurance locations acquired through our May 2003 acquisition of substantially all of the assets of AIA Acquisition Corp., four Accurate Agency locations acquired through our January 2006 acquisition of substantially all of the assets of Accurate Agency, Inc., Louisons Associates Limited and Accurate Agency of Western New York, Inc., and one DCAP location. We also have 46 franchised DCAP locations and one joint venture DCAP location.

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

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that offers premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices, as well as non-affiliated insurance agencies. We currently operate within the states of New York, Pennsylvania and New Jersey.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that were received annually on a contingent basis in 2004, for which we recognized the commission revenue ratably during the fiscal year based on estimates of the contingent revenue to be received. Full fiscal year figures for 2004 for such contingent commissions were based upon amounts actually received from insurers for the fiscal year. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. During the year ended December 31, 2004, approximately $1,463,000 was recognized as contingent commission revenue.  There has been an industry-wide change in the method by which insurance brokers are compensated by insurers, many of which no longer pay contingent commissions. As a result, in 2005, our base commissions have increased and no contingent commission revenue has been recognized for the year ended December 31, 2005.

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.55% and 26.17% per annum for the years ended December 31, 2005 and 2004, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2005 and 2004, the provision for finance receivable losses was approximately $2,963,000 (before estimated recoveries of approximately $225,000 which reduced the provision for finance receivable losses) and $2,966,000, respectively, and actual write-offs for such year, net of actual and anticipated recoveries of previous write-offs, were approximately $2,795,000 and $3,147,000, respectively. If our provision for finance receivable losses was understated by 5% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.03 and $0.04 for the years ended December 31, 2005 and 2004, respectively.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 is not expected to have a material impact on our financials condition or results of operations.

Results of Operations

Our net income for the year ended December 31, 2005 was $495,760 as compared to $1,374,364 for the year ended December 31, 2004

During the year ended December 31, 2005, revenues from our insurance-related operations were $7,036,599 as compared to $7,126,398 for the year ended December 31, 2004. The revenue decrease of $89,799 was primarily attributable to the elimination of contingent commissions not offset by the increase in base commissions.

Premium finance revenues decreased $1,077,054 during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The total number of premium finance loans that we financed during 2005 decreased slightly over 2004 and the growth that did occur was outside the New York City metropolitan area. This non-New York City market generates lower premium levels and, therefore, lower loan sizes. As a result, there was a decline in premium finance revenue.

Our general and administrative expenses for the year ended December 31, 2005 were $199,003 more than for the year ended December 31, 2004. This increase was primarily due to increased salaries (due to, among other things, the hiring of John J. Willis as our Chief Operating Officer in October 2004) and increased consulting fees, net of decreased fees paid to service our premium finance operations. Mr. Willis resigned his position effective as of October 31, 2005.

Our provision for finance receivable losses for the year ended December 31, 2005 was $228,248 less than for the year ended December 31, 2004. In early 2005, the New York Auto Insurance Plan, at the behest of the New York Department of Insurance (the “Department”), notified all carriers that it has always been the Department’s position that policy premiums were not to be increased without specific underwriting information. Certain carriers had been increasing premiums, but without documentation. This unwarranted increase resulted in an increase of earned premiums by such carriers and thus, upon cancellation, an unwarranted reduction in the return premium to the insured (or in the case of a policy which had been premium financed, a reduction in the return premium to the finance company). One large carrier acknowledged that it had followed this flawed underwriting, and began making refunds late in the first quarter of 2005. We anticipate further refunds from this carrier and are exploring our options regarding other carriers, which, to date, have not offered refunds. Refunds on previously charged-off accounts offset our provision for finance receivable losses in the year ended December 31, 2005. Also, the decrease in our provision for finance receivable losses in 2005 caused by the reduction in premium finance revenues was offset by a fourth quarter adjustment to increase our allowance for finance receivable losses by approximately $170,000.

Our depreciation and amortization expense for the year ended December 31, 2005 was $20,861 less than for the year ended December 31, 2004. This decrease was primarily the result of amortizing our loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004 over 33 months as opposed to amortizing our loan origination costs incurred in connection with our loan agreement entered into in July 2003 over 24 months.

Our premium finance interest expense during the year ended December 31, 2005 was $59,992 more than for the year ended December 31, 2004. This increase was the result of the repayment of a portion of our subordinated loan with proceeds of our revolving credit line, offset by a lower floating interest rate on the new revolving credit line entered into in December 2004 and lower average borrowings during 2005 with respect to our premium financing business.

Our interest expense for the year ended December 31, 2005 was $207,732 less than for year ended December 31, 2004. This decrease was the result of our repaying a portion of our subordinated loan in 2005.

During the year ended December 31, 2005, our provision for income taxes was $406,000 as opposed to $481,400 for the year ended December 31 2004. This was due to the lower income before income taxes in 2005 and the utilization of available net operating loss carryforwards in 2004.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $1,602,330 during the year ended December 31, 2005 as compared to a net profit before income taxes of $1,743,276 during the year ended December 31, 2004. This decrease was primarily due to decreased revenue and increased salaries. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $1,230,570 during the year ended December 31 2005 as compared to a net profit before income taxes of $2,087,404 during the year ended December 31, 2004. The decrease was primarily due to reduced premium finance revenue in 2005 offset by a decrease in our provision for finance receivable losses and decreased fees paid to the servicer of our premium finance operations. Loss before income taxes from corporate-related items not allocable to reportable segments was $1,931,140 during the year ended December 31, 2005 as compared to $1,974,916 during the year ended December 31, 2004. This decrease was primarily due to a decrease in interest expense due to the repayment of a portion of our subordinated loan in 2005, offset by increased executive compensation and consulting fees.

Liquidity and Capital Resources

As of December 31, 2005, we had $1,961,489 in cash and cash equivalents and working capital of $5,321,837. As of December 31, 2004, we had $515,899 in cash and cash equivalents and working capital of $5,678,700.

Cash and cash equivalents increased by $1,445,590 between December 31, 2004 and December 31, 2005 primarily due to the following:

•
Net cash provided by operating activities during the year ended December 31, 2005 was $477,182 primarily due our net income for the period of $495,760, depreciation and amortization of $404,523 and a decrease in accounts receivable of $1,164,510, offset by a decrease in premiums payable of $278,420, a decrease in accounts payable and accrued expenses of $1,042,585 and a decrease in income taxes payable of $361,634. The decrease in accounts receivable is primarily attributable to the collection in 2005 of the 2004 contingent fees receivable. No such contingent fees were earned in 2005 since the payment of these fees was discontinued by the insurance carriers in 2005. Premiums payable represents the amount of insurance premiums due to insurance carriers on policies for which we provide premium financing. Upon the customer entering into a premium financing agreement with us, the customer makes a down payment to the insurance carrier generally equal to 15% of the estimated premium. We agree to lend to the customer the remaining 85% of the estimated premium. We make a payment of 10% of the estimated premium to the carrier at the time of the application for insurance. The remaining balance of 75% of the estimated premium is our premium payable. Prior to October 2004, we remitted the balance of the unpaid premium upon receipt of the first periodic loan payment due from the customer. In order to better manage our credit risk, effective October 2004, we strengthened our controls and began to remit the balance of the premium to the carrier only after receipt of the first periodic loan payment from the customer and confirmation from the carrier of the actual premium amount. If the actual premium is greater than the amount previously estimated by the carrier, we require that the customer remit the difference to the carrier or amend the financing agreement for the revised amount prior to paying the remaining amount due the carrier. Premiums payable fluctuate from period to period depending upon the volume of premium financing contracts entered into. Premiums payable decreased because of a decline in the dollar amount of premium finance contracts entered into in 2005. At December 31, 2005, amounts released for payment to insurers but not cleared by our bank were classified as premiums payable. No such reclassification was made at December 31, 2004, resulting in less of a decrease in premiums payable at December 31, 2005. The decrease in accounts payable and accrued expenses resulted from payments to our franchisees of their portion of the contingent receivable discussed above and the decrease in income taxes payable resulted from payments of income taxes in 2005.

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

•
Cash of $4,865,553 was provided by investing activities during the year ended December 31, 2005 primarily due to a decrease in our net finance contracts receivable of $4,947,011. This was the result of a reduction in the dollar amount of premium finance contracts entered into in 2005.

•
Net cash used by financing activities during the year ended December 31, 2005 was $3,897,145 primarily due to proceeds of $57,580,406 from our revolving loan from M&T for premium finance purposes, offset by payments of $59,399,541 on the revolving loan and payments of a portion of our subordinated loan of $2,000,000.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from M&T. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2005, $9,776,524 was outstanding under the line. As of December 31, 2005 of the $18,153,533 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $13,825,000 represents eligible receivables for purposes of our finance credit agreement.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In January 2006, we purchased from Eagle Insurance Company two surplus notes issued by Commercial Mutual Insurance Company in the aggregate principal amount of $3,750,000. The aggregate purchase price for the surplus notes was $3,075,141, of which $1,771,707 was paid at the closing and the balance was paid by delivery to Eagle of a six month promissory note.

In January 2006, we acquired substantially all of the assets of Accurate Agency, Inc., Louisons Associates Limited and Accurate Agency of Western New York, Inc. for $1,600,000, of which $800,000 was paid at the closing and the balance was paid by delivery of a seven year promissory note.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt. The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum. Effective May 25, 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007. We have the right to prepay the subordinated debt (subject to M&T’s consent) without penalty.

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

Approximately 51% of our revenues for 2005 were commissions and fees from the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our Chief Executive Officer. The loss of Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. In addition, an event of default under our line of credit agreement will be triggered if Mr. Goldstein is no longer serving as chief executive and chief operating officer of Payments Inc. We have an employment agreement with Mr. Goldstein that expires on April 1, 2007. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Reductions in the New York involuntary automobile insurance market may adversely affect our premium finance business.

Our primary source of premium finance loans has been the assigned risk, or involuntary, automobile insurance market. In New York, since mid-2003, there has been a decline in the number of new applications for coverage at the New York Auto Insurance Plan. This has led to a reduction in the number of loans where policies of this type are the collateral. We have partially offset the rate of decline by increasing our loan originations at our Barry Scott and Atlantic Insurance locations and, effective January 2006, by offering premium financing to our Accurate locations. In general, these loans are of a smaller average size. Beginning in 2004, we began to finance certain voluntary auto insurance policies. There is no guaranty that the number or size of the loans in the voluntary marketplace will offset the declines experienced in the involuntary market.

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

In addition, there are currently 46 DCAP franchises. The offering of franchises is regulated by both the federal government and some states, including New York.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 in alerting him in a timely manner to material information required to be included in our Securities and Exchange Commission reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Our Audit Committee has approved a one year extension, through October 31, 2006, of a consulting agreement with Morton L. Certilman, one of our directors, pursuant to which he is entitled to receive approximately $60,000 per annum.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held
Barry B. Goldstein	53	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Morton L. Certilman	74	Secretary and Director
Jay M. Haft	70	Director
David A. Lyons	56	Director
Jack D. Seibald	45	Director
Robert M. Wallach	53	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. Since January 2006, Mr. Goldstein has served as Chairman of the Board of Commercial Mutual Insurance Company, a New York property and casualty insurer, as well as Chairman of its Executive Committee. From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

Morton L. Certilman

Mr. Certilman served as our Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is affiliated with the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Museum of Science and Technology, and was formerly Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders’ institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, and is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on AReal Property Titles.@ Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

Jay M. Haft

Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of Parker Duryee. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and marketing companies. He is a director of a number of public and private corporations, including DUSA Pharmaceuticals, Inc., whose securities are traded on Nasdaq, and also serves on the Board of the United States-Russian Business Counsel. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a trustee of Florida International University Foundation and serves on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft received B.A. and LL.B. degrees from Yale University.

David A. Lyons

Mr. Lyons has served since 2004 as a principal of Den Corporate Advisors, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies. Since 2002, Mr. Lyons has also served as a managing partner of the Nacio Investment Group, whose holdings include Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc. Mr. Lyons serves on the Board of Directors of GoAmerica, Inc., whose securities are traded on Nasdaq. He has served as one of our directors since July 2005.

Jack D. Seibald

Mr. Seibald is a Managing Director of Concept Capital, a division of Sanders Morris Harris, a broker dealer. Mr Seibald has been affiliated with Sanders Morris Harris and its predecessor firms since 1995 and is a registered representative with extensive experience in equity research and investment management dating back to 1983. Since 1997, Mr. Seibald has also been a Managing Member of Whiteford Advisors, LLC, an investment management firm. He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co. and Blackford Securities. Mr. Seibald is a member of the Board of Directors of Commercial Mutual Insurance Company, a New York property and casualty insurer, and serves as Chairman of its Investments Committee. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University. He has served as one of our directors since 2004.

Robert M. Wallach

Mr. Wallach has served since 1993 as President, Chairman and Chief Executive Officer of The Robert Plan Corporation, a servicer and underwriter of private passenger and commercial automobile insurance. He has served as one of our directors since 1999.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Lyons, Haft and Seibald.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lyons is an “audit committee financial expert,” as that is defined in Item 401(e)(2) of Regulation S-B. Mr. Lyons is an “independent director” based on the definition of independence in Rule 4200A(a)(15) of the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2005. To our knowledge, based solely on a review of copies of Forms 3 and 4 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2005, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that John J. Willis, Jr., formerly our Executive Vice President and Chief Operating Officer, filed a Form 4 late (reporting one transaction) and AIA Acquisition Corp., a 10% stockholder, filed a Form 4 late (reporting one transaction).

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2003. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, our Code of Ethics by posting such information on our website, www.dcapinsurance.com.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2005, 2004 and 2003 for Barry B. Goldstein, our Chief Executive Officer:

Name and Principal Position	Year	Annual Compensation		Long Term Compensation Awards Shares Underlying Options	All Other Compensation
		Salary	Bonus

Barry B. Goldstein Chief Executive Officer	2005	$350,000	$100,000(1)	-	-
	2004	350,000	100,000(2)	-	-
	2003	300,000	50,000(3)	-	-
____________________

(1)	Paid in August 2005 for services rendered during 2004.
(2)	Paid in June 2004 for services rendered during 2003.
(3)	Paid in March 2003 for services rendered during 2002.

Option Tables

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

Name	Number of Common Shares Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Barry B. Goldstein	-	-	-	-

AGGREGATED OPTION EXERCISES IN FISCAL YEAR
ENDED DECEMBER 31, 2005 AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 Exercisable/Unexercisable

Barry B. Goldstein	40,000	$64,400	166,000 / -0-	$179,280 / $ -0-

Long-Term Incentive Plan Awards

No awards were made to Mr. Goldstein during the fiscal year ended December 31, 2005 under any long-term incentive plan.

Compensation of Directors

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$15,000 per annum
•	additional $5,000 per annum for committee chair
•	$500 per Board meeting attended ($250 if telephonic)
•	$250 per committee meeting attended ($125 if telephonic)

In addition, during the year ended December 31, 2005, Mr. Certilman received a fee of approximately $60,000 from us for consulting services. The Audit Committee has approved an extension of such consulting arrangement through October 31, 2006.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of February 28, 2006 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Barry B. Goldstein 1158 Broadway Hewlett, New York	386,400(1)(2)	13.0%
AIA Acquisition Corp 6787 Market Street Upper Darby, Pennsylvania	361,600(3)	11.3%
Eagle Insurance Company c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378(4)	10.3%
Robert M. Wallach c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378(5)	10.3%
Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	274,750(1)(6)	9.3%
Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	182,278(1)(7)	6.2%
Morton L. Certilman 90 Merrick Avenue East Meadow, New York	151,701(1)	5.2%
David A. Lyons 252 Brookdale Road Stamford, Connecticut	20,000(8)	*
All executive officers and directors as a group (6 persons)	1,312,507(1)(2)(6) (7)(8)(9)	43.0%
 __________________
* Less than 1%

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended.

(2)
Includes (i) 66,000 shares issuable upon the exercise of options that are currently exercisable, (ii) 8,500 shares held by Mr. Goldstein’s children, and (iii) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust. Excludes shares owned by AIA Acquisition Corp. of which members of Mr. Goldstein’s family are principal stockholders.

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

(6)
Represents (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 100,000 shares owned by SDS Partners I, Ltd., a limited partnership (“SDS”); (iii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”); (iv) 33,000 shares owned by Stewart Spector IRA (“S. Spector”); (v) 3,000 shares owned by Barbara Spector IRA Rollover (“B. Spector”); (vi) 4,000 shares owned by Karen Dubrowsky IRA (“Dubrowsky”); and (vii) 18,750 shares issuable upon the exercise of currently exercisable warrants. Mr. Seibald has voting and dispositive power over the shares owned by SDS, Boxwood, S. Spector, B. Spector and Dubrowsky. The amount reflected as owned by S. Spector includes 30,000 shares issuable upon the exercise of currently exercisable warrants.

(7)	Includes (i) 25,000 shares issuable upon the exercise of currently exercisable options and (ii) 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(8)	Represents shares issuable upon the exercise of currently exercisable options.

(9)	Includes shares owned by Eagle, of which Mr. Wallach is a Vice President. Mr. Wallach is also President, Chairman and Chief Executive Officer of The Robert Plan, Eagle’s parent.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	328,025	$2.09	481,475
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	328,025	$2.09	481,475

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Guaranty

Barry Goldstein, our President and Chief Executive Officer, initially guaranteed the repayment of $2,500,000 of the $25,000,000 line of credit from Manufacturers and Traders Trust Co. discussed in Items 1(a) and 6 of this Annual Report. Effective April 30, 2005, Mr. Goldstein’s guaranty was reduced to $1,250,000. Mr. Goldstein’s guaranty will terminate effective April 30, 2006 if, among other things, a chief financial officer, other than Mr. Goldstein, is appointed by us by that date. In consideration of the guaranty, we have agreed that, for so long as the guaranty remains in effect, we will pay him $50,000 per annum and reimburse him for all premiums paid by him on a $2,500,000 insurance policy on his life. In the event, at the time of his death, the guaranty is still in effect, the proceeds of the life insurance policy will be used to satisfy the guaranty. In such event, Mr. Goldstein’s estate would not be entitled to be indemnified for the amount so paid as a guarantor.

Subordinated Debt Financing

Effective July 10, 2003, in order to fund our premium finance operations, we obtained $3,500,000 from a private placement of subordinated debt. The subordinated debt was initially repayable on January 10, 2006 and provides for interest at the rate of 12.625% per annum, payable semi-annually. Subject to M&T’s consent, we have the right to prepay the subordinated debt. During 2005, we utilized our M&T line of credit to repay $2,000,000 of the subordinated debt.

In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share. The warrants were initially scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of the remaining $1,500,000 of subordinated debt agreed to extend the maturity date of the debt to September 30, 2007. The debt extension was given to satisfy a requirement of M&T that arose in connection with the December 2004 increase in M&T’s revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date for the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 common shares to September 30, 2007.

One of the private placement lenders was a retirement trust established for the benefit of Jack Seibald which loaned us $625,000 and was issued a warrant for the purchase of 18,750 of our common shares. Mr. Seibald is one of our principal stockholders and, effective September 2004, became one of our directors. Mr. Seibald’s retirement trust currently holds approximately $288,000 of the subordinated debt and he indirectly owns or controls 48,750 warrants, including those issued at the time of the loan.

Commercial Mutual Insurance Company

On January 31, 2006, we purchased from Eagle Insurance Company two surplus notes in the aggregate principal amount of $3,750,000 issued by Commercial Mutual Insurance Company. The aggregate purchase price for the surplus notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note. Commercial Mutual is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common stock.

Robert Wallach, one of our directors, is Vice President of Eagle and Chief Executive Officer and Chairman of Eagle’s parent, The Robert Plan Corporation. Additionally, until our purchase of the surplus notes, Mr. Wallach and a number of other Eagle employees were directors of Commercial Mutual. Further, concurrently with the purchase, and following the resignations of Mr. Wallach and four other directors of Commercial Mutual, Jack Seibald, one of our directors, and four other persons (including one of our employees) were elected by the remaining Commercial Mutual directors to the eleven person Board of Directors of Commercial Mutual. In addition, the new Commercial Mutual Board of Directors elected Barry Goldstein, our President and Chief Executive Officer, as its Chairman. Mr. Goldstein had been elected as a director of Commercial Mutual in December 2005.

Relationship

Certilman Balin Adler & Hyman, LLP, a law firm with which Mr. Certilman is affiliated, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation (1)

3(b)	Certificate of Designation of Series A Preferred Stock (2)

3(c)	By-laws, as amended (3)

10(a)	1998 Stock Option Plan, as amended (4)

10(b)	Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein (5)

10(c)	Amendment No. 1, dated as of March 18, 2003 (but effective as of January 1, 2003), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (6)

10(d)	Amendment No. 2, dated as of June 29, 2004 (but effective as of January 1, 2004), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (7)

10(e)	Amendment No. 3, dated as of March 22, 2005, to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (6)

10(f)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Barry Goldstein (4)

10(g)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Jay M. Haft (8)

10(h)	Financing and Security Agreement, dated December 27, 2004, by and among Manufacturers and Traders Trust Company and Payments Inc., among others (6)

10(i)	Revolving Credit Note, dated December 27, 2004, in the principal amount of $25,000,000 issued by Payments Inc. to Manufacturers and Traders Trust Company (6)

10(j)
Security Agreement, dated December 27, 2004, by DCAP Group, Inc, DCAP Management Corp., AIA-DCAP Corp., Aard-Vark Agency, Ltd., Barry Scott Agency, Inc., Barry Scott Companies, Inc., Barry Scott Acquisition Corp., Baron Cycle, Inc., Blast Acquisition Corp., Dealers Choice Automotive Planning, Inc., IAH, Inc. and Intandem Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders” (6)

10(k)
Pledge, Assignment and Security Agreement, dated December 27, 2004, by DCAP Group, Inc. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders” (6)

10(l)
Pledge, Assignment and Security Agreement, dated December 27, 2004, by Blast Acquisition Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders” (6)

10(m)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(n)	Security Agreement, dated as of July 10, 2003, by and among Payments Inc. and the secured parties named therein (9)

10(o)	Pledge Agreement, dated as of July 10, 2003, by and among DCAP Group, Inc. and the pledgees named therein (9)

10(p)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to aggregate principal indebtedness of $3,500,000 (9)

10(q)	Form of Warrant, dated July 10, 2003, for the purchase of an aggregate of 525,000 shares of common stock of DCAP Group, Inc. (9)

10(r)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(s)	Letter agreement, dated October 31, 2003, between DCAP Group, Inc. and Barry Goldstein (10)

10(t)	Letter agreement, dated November 1, 2004, between DCAP Group, Inc. and Morton L. Certilman (6)

10(u)	2005 Equity Participation Plan

10(v)	Surplus Note Purchase Agreement, dated as of January 31, 2006, by and between DCAP Group, Inc. and Eagle Insurance Company

10(w)	Promissory Note, dated January 31, 2006, in the principal amount of $1,303,434 issued by DCAP Group, Inc. to Eagle Insurance Company

10(x)	Surplus Note, dated April 1, 1998, in the principal amount of $3,000,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc.

10(y)	Surplus Note, dated March 12, 1999, in the principal amount of $750,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc.

14	Code of Ethics (10)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees(1)	$90,200	$73,000
Audit-Related Fees(2)	-	-
Tax Fees	-	-
All Other Fees(3)	13,335	12,250
Total Fees	$103,535	$85,250

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

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

DCAP GROUP, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Two Years Ended December 31, 2005

DCAP GROUP, INC. AND SUBSIDIARIES
Contents
Two Years Ended December 31, 2005	Pages

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
F-2 F-3 F-4 F-5 F-6 F-7 - F-22

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Melville, New York
March 21, 2006

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2005

Assets

Current Assets:
Cash and cash equivalents		$1,961,489
Accounts receivable, net of allowance for
doubtful accounts of $47,000		1,699,503
Finance contracts receivable	$18,153,533
Less: Deferred interest	(1,404,481)
Less: Allowance for finance receivable losses	(234,029)	16,515,023
Prepaid expenses and other current assets		148,528
Deferred income taxes		77,000
Total Current Assets		20,401,543

Property and Equipment, net		293,870
Goodwill		1,305,551
Other Intangibles, net		189,429
Deposits and Other Assets		319,694
Total Assets		$22,510,087

Liabilities and Stockholders' Equity

Current Liabilities:
Revolving credit line		$9,776,524
Accounts payable and accrued expenses		665,578
Premiums payable		4,160,961
Current portion of long-term debt		235,000
Income taxes payable		68,859
Other current liabilities		172,784
Total Current Liabilities		15,079,706

Long-Term Debt		1,364,623
Deferred Revenue		26,160
Deferred Income Taxes		37,000
Mandatorily Redeemable Preferred Stock		780,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,545,447		35,455
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,371,880
Deficit		(5,006,182)
		6,401,153
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders' Equity		5,222,598
Total Liabilities and Stockholders' Equity		$22,510,087

See notes to consolidated financial statements.		F-3

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31,	2005	2004

Revenue:
Commissions and fees	$7,036,599	$7,126,398
Premium finance revenue	6,884,563	7,961,617
Total Revenue	13,921,162	15,088,015

Operating Expenses:
General and administrative expenses	8,785,660	8,586,657
Provision for finance receivable losses	2,737,548	2,965,796
Depreciation and amortization	404,523	425,384
Premium finance interest expense	748,307	688,315
Total Operating Expenses	12,676,038	12,666,152

Operating Income	1,245,124	2,421,863

Other (Expense) Income:
Interest income	18,930	10,006
Interest expense	(323,173)	(530,905)
Interest expense - mandatorily redeemable preferred stock	(39,121)	(45,200)
Total Other (Expense) Income	(343,364)	(566,099)

Income Before Provision for Income Taxes	901,760	1,855,764
Provision for Income Taxes	406,000	481,400
Net Income	$495,760	$1,374,364

Net Income Per Common Share:
Basic:	$0.18	$0.55

Diluted:	$0.17	$0.44

Weighted Average Number of Shares Outstanding:
Basic	2,726,526	2,501,462

Diluted	3,199,620	3,225,303

See notes to consolidated financial statements.		F-4

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2005 and 2004
	Common Stock		Preferred Stock		Capital in Excess		Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Deficit	Shares	Amount	Total

Balance, January 1, 2004	3,213,530	$32,136	-	$-	$10,517,953	$(6,876,306)	742,923	$(928,655)	$2,745,128
Exercise of Stock Options and Warrants	235,817	2,358	-	-	443,318	-	-	-	445,676
Tax Benefit from Exercise of Stock Options	-	-	-	-	79,560	-	-	-	79,560
Treasury Stock Acquired	-	-	-	-	-	-	34,000	(249,900)	(249,900)
Net Income	-	-	-	-	-	1,374,364	-	-	1,374,364
Balance, December 31, 2004	3,449,347	34,494	-	-	11,040,831	(5,501,942)	776,923	(1,178,555)	4,394,828
Conversion of Mandatorily Redeemable Preferred Stock	49,600	496	-	-	123,504	-	-	-	124,000
Exercise of Stock Options	46,500	465	-	-	59,285	-	-	-	59,750
Extension of Warrants in consideration for the	-	-	-	-	-	-	-	-	-
extension of the due date of Subordinated Debt	-	-	-	-	148,260	-	-	-	148,260
Net Income	-	-	-	-	-	495,760	-	-	495,760
Balance, December 31, 2005	3,545,447	$35,455	-	$-	$11,371,880	$(5,006,182)	776,923	$(1,178,555)	$5,222,598

See notes to consolidated financial statements.									F-5

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31,	2005	2004

Cash Flows from Operating Activities:
Net income	$495,760	$1,374,364
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	404,523	425,384
Bad debt expense	-	7,388
Amortization of warrants	71,683	58,800
Deferred income taxes	14,800	(54,800)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	1,164,510	(1,122,268)
Prepaid expenses and other current assets	124,275	(132,172)
Deposits and other assets	(99,957)	(64,555)
(Decrease) increase in liabilities:
Premiums payable	(278,420)	(2,090,840)
Accounts payable and accrued expenses	(1,042,585)	380,629
Income taxes payable	(361,634)	510,053
Other current liabilities	(15,773)	(13,487)
Net Cash Provided by (Used in) Operating Activities	477,182	(721,504)

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable - net	4,947,011	(2,347,873)
Decrease in notes and other receivables - net	18,427	16,847
Purchase of property and equipment	(32,885)	(110,123)
Business acquisitions	(67,000)	(67,000)
Net Cash Provided by (Used in) Investing Activities	4,865,553	(2,508,149)

Cash Flows from Financing Activities:
Principal payments on long-term debt and capital lease obligations	(2,137,760)	(161,491)
Proceeds from revolving loan	57,580,406	66,178,841
Payments on revolving loan	(59,399,541)	(63,551,264)
Deferred loan costs	-	(265,614)
Proceeds from exercise of stock options and warrants	59,750	445,676
Purchase of treasury stock	-	(249,900)
Net Cash (Used in) Provided by Financing Activities	(3,897,145)	2,396,248

Net Increase (Decrease) in Cash and Cash Equivalents	1,445,590	(833,405)
Cash and Cash Equivalents, beginning of year	515,899	1,349,304
Cash and Cash Equivalents, end of year	$1,961,489	$515,899

See notes to consolidated financial statements.		F-6

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

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

Commission and fee income - We recognize commission revenue from insurance policies at the beginning of the contract period, except for commissions that were received annually on a contingent basis in 2004, for which we recognized the commission revenue ratably during the fiscal year based on estimates of the contingent revenue to be received. Full fiscal year figures for 2004 for such contingent commissions were based upon amounts actually received from insurers for the fiscal year. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. During the year ended December 31, 2004, approximately $1,463,000 was recognized as contingent commission revenue. There has been an industry-wide change in the method by which insurance brokers are compensated by insurers, many of which no longer pay contingent commissions. As a result, in 2005, our base commissions have increased and no contingent commission revenue has been recognized for the year ended December 31, 2005.

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee. During the years ended December 31, 2005 and 2004, approximately $65,000 and $25,000, respectively, was recognized as initial franchise fee income.

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

Finance income, fees and receivables - For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.55% and 26.17% per annum for the years ended December 31, 2005 and 2004, respectively.

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses - Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2005 and 2004, the provision for finance receivable losses was approximately $2,963,000 (before estimated recoveries of approximately $225,000 which reduced the provision for finance receivable losses) and $2,966,000, respectively, and actual write-offs for such year, net of actual and anticipated recoveries of previous write-offs, were approximately $2,795,000 and $3,147,000, respectively. If our provision for finance receivable losses was understated by 5% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.03 and $0.04 for the years ended December 31, 2005 and 2004, respectively.

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

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2005.

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

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

We perform ongoing credit evaluations and generally do not require collateral.

Cash and cash equivalents - We consider all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the allowance for finance receivable losses. It is reasonably possible that events could occur during the upcoming year which could change such estimates.

Net income per share - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Weighted Average Number of Shares Outstanding	2,726,526	2,501,462
Effect of Dilutive Securities, common stock equivalents	473,094	723,841
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,199,620	3,225,303

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Years Ended December 31,	2005	2004

Net Income	$495,760	$1,374,364
Interest Expense on Dilutive Convertible Preferred Stock	39,121	45,200
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$534,881	$1,419,564

Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $601,000 and $629,000 for the years ended December 31, 2005 and 2004, respectively.

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

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Income taxes - Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of prefer ability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 is not expected to have a material impact on our financials condition or results of operations.

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $172 and $16,746 in such costs were incurred during the years ended December 31, 2005 and 2004, respectively.

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2005 and 2004, there were no such adjustments required.

Stock based compensation - We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans and do not recognize compensation expense for our employee stock-based compensation plans. We have also adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2005 and 2004, consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted to the following pro forma amounts:

Years Ended December 31,	2005	2004

Net Income, as reported	$495,760	$1,374,364
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effect	149,361	142,828
Net Income, pro forma	346,399	1,231,536
Basic Income Per Share, as reported	.18	.55
Basic Income Per Share, pro forma	.13	.49
Diluted Income Per Share, as reported	.17	.44
Diluted Income Per Share, pro forma	.12	.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2005 and 2004:

Years Ended December 31,	2005	2004

Dividend Yield	0.00%	0.00%
Volatility	90.98%	100.85%
Risk-Free Interest Rate	4.29%	3.50%
Expected Life	5 years	5 years

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

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Reclassifications - Certain reclassifications (including reclassification of interest expense on long-term debt from premium finance interest expense to other income (expense)-interest expense) have been made to the consolidated financial statements for the year ended December 31, 2004 to conform with the classifications used for the year ended December 31, 2005.

3.	Finance Contract Receivables

A summary of the changes of the allowance for finance receivable losses is as follows:

December 31,	2005	2004

Balance, beginning of year	$65,957	$247,509
Provision for Finance Receivable Losses	2,962,895	2,965,796
Charge-offs	(2,794,823)	(3,147,348)
Balance, end of year	$234,029	$65,957

Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately four months, with the longest contractual maturity being approximately ten months.

4.	Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$1,238,551
Addition, as a result of contingent acquisition costs	67,000
Balance, end of year	$1,305,551

5.	Other Intangibles

At December 31, 2005, other intangible assets consist of the following:

Gross Carrying Amount:
Customer lists	$253,550
Vanity phone numbers	204,416
457,966
Accumulated Amortization:
Customer lists	186,292
Vanity phone numbers	82,245
268,537
Balance, end of year	$189,429

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

The aggregate amortization expense for the years ended December 31, 2005 and 2004 was approximately $77,000 and $77,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2005 is as follows:

Years Ending December 31,

2006	$ 68,000
2007	26,000
2008	14,000
2009	14,000
2010	14,000

The remaining weighted-average amortization period as of December 31, 2005 is as follows:

Customer Lists	1.06 years
Vanity Phone Numbers	9.00 years
3.41 years

Other intangible assets are being amortized using the straight-line method over a period of four to fifteen years.

6.	Property and Equipment

At December 31, 2005, property and equipment consists of the following:

	Useful Lives

Furniture, Fixtures and Equipment	5 years	$347,139
Leasehold Improvements	3 - 5 years	257,816
Computer Hardware, Software and Office Equipment	2 - 5 years	1,208,135
Entertainment Facility	20 years	200,538
		2,013,628
Less Accumulated Depreciation and Amortization		1,719,758
		$293,870

Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $119,000 and $113,000, respectively.

7.	Deposits and Other Assets

At December 31, 2005, deposits and other assets consists of the following:

Deferred Loan Costs, net	$188,360
Deposits	40,750
Other	90,584
$319,694

Amortization of deferred loan costs for the years ended December 31, 2005 and 2004 was approximately $209,000 and $235,000, respectively.

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

8.	Accounts Payable and Accrued Expenses

At December 31, 2005, accounts payable and accrued expenses consists of the following:

Accounts Payable	$241,814
Interest	144,388
Payroll and Related Costs	57,843
Professional Fees	96,213
Acquisition Costs	67,000
Other	58,320
$665,578

9.	Debentures Payable

In 1971, pursuant to a plan of arrangement, we issued a series of debentures, which matured in 1977. As of December 31, 2005, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation.

10.	Revolving Credit Facility

In July 2003, we obtained an $18,000,000 revolving line of credit from Manufacturers and Traders Trust Co. (the "Bank"). The line bore interest at the Bank's prime lending rate plus 1.5%, and was to mature on July 31, 2005. We could borrow against the line to the extent of 80% of eligible premium finance receivables.

On December 27, 2004, we entered into a new revolving line of credit (the "New Revolver") with the Bank, which provides for an increase in the credit line to $25,000,000. Subject to certain conditions, the Bank has agreed to arrange an additional $10,000,000 credit facility with other lenders on a "best efforts" basis. The New Revolver bears interest, at our option, at either (i) the Bank's prime lending rate (7.25% at December 31, 2005) or (ii) LIBOR (4.34% at December 31, 2005) plus 2.5%, and matures on June 30, 2007. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2005, $9,776,524 was outstanding under this line. As of December 31, 2005, of the $18,153,533 reflected on the Balance Sheet as "Finance contracts receivable," approximately $13,825,000 represents eligible receivables for purposes of our finance credit agreement.

The line is secured by substantially all of the assets of our premium finance subsidiary and a $4,000,000 life insurance policy on our Chairman and CEO, and is guaranteed by DCAP Group, Inc. and subsidiaries.

Our Chairman and CEO had guaranteed the payment of $2,500,000 of the line through April 30, 2005. The guarantee was reduced to $1,250,000 effective April 30, 2005 and, subject to certain conditions, may be eliminated effective April 30, 2006.

11.	Long-Term Debt

At December 31, 2005, long-term debt is comprised of the following:

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Note payable issued in connection with the purchase of Barry Scott Companies, due in August 2006, plus interest at 5%	$235,000

Subordinated loan, which bears interest at 12.625% per annum, payable monthly. The principal balance is due and payable on September 30, 2007. The loan is subordinate to the revolving credit facility, and is secured by a security interest in the assets of our premium finance subsidiary and a pledge of our subsidiary's stock.	1,500,000

Unamortized value of stock purchase warrants issued in connection with subordinated loan	(135,377)
1,599,623
Less Current Maturities	235,000
$1,364,623

In each of January 2005 and May 2005, we repaid $1,000,000 of the subordinated loan (an aggregate of $2,000,000) with proceeds of the new revolving credit line. The repayments reduced the outstanding principal amount of the subordinated loan from $3,500,000 to $1,500,000.

Long-term debt matures as follows:

Years Ending December 31,

2006	$ 235,000
2007	1,500,000

12.	Related Party Transaction

Professional fees - A law firm affiliated with one of our directors was paid legal fees of $147,000 and $242,000 for the years ended December 31, 2005 and 2004, respectively.

A director was paid a fee of $59,880 and $9,980 during the years ended December 31, 2005 and 2004, respectively, for consulting services in accordance with a consulting agreement. This agreement expired on October 31, 2005 and was renewed for one year with an annual fee of $59,880 payable in equal monthly installments.

Guarantee - Our Chairman and CEO personally guaranteed the repayment of $2,500,000 of our revolving credit facility. In consideration of this guaranty, we have agreed to pay him $50,000 per annum and reimburse him for all premiums paid by him on a $2,500,000 life insurance policy as long as his guarantee remains in effect. He was paid $50,000 in each of the years ended December 31, 2005 and 2004. See Note 10.

13.	Income Taxes

We file a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The provision for income taxes is comprised of the following:

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

Years Ended December 31,	2005	2004

Current:
Federal	$301,500	$418,856
State	89,700	117,344
	391,200	536,200
Deferred:
Federal	11,400	(46,500)
State	3,400	(8,300)
	14,800	(54,800)
	$406,000	$481,400

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Years Ended December 31,	2005	2004

Computed Expected Tax Expense	34.00%	34.00%
State Taxes, net of federal benefit	5.74	5.79
Permanent Differences	5.28	2.35
Change in Valuation Allowance	-	(16.20)
Total Tax Expense	45.02%	25.94%

At December 31, 2005, we had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,600,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. We utilized net operating loss carryforwards of approximately $10,000 and $438,000 during the years ended December 31, 2005 and 2004 to offset current taxable income.

The tax effects of temporary differences which give rise to deferred tax assets at December 31, 2005 consist of the following:

Deferred Tax Assets:
Net operating loss carryovers	$544,000
Provision for doubtful accounts	11,000
Allowance for loan losses	106,000
Amortization of intangible assets	54,000
Gross Deferred Tax Assets	715,000

Deferred Tax Liabilities:
Depreciation	48,000
Prepaid Expenses	40,000
Amortization of goodwill	91,000
Gross Deferred Tax Liabilities	179,000

Net Deferred Tax Assets Before Valuation Allowance	536,000
Less Valuation Allowance	(496,000)
Net Deferred Tax Asset	$40,000

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

We recorded a reduction in our valuation allowance against our net deferred tax assets of approximately $300,000 for the year ended December 31, 2004.

14.	Commitments

Leases - We, and each of our affiliates, lease office space under noncancellable operating leases expiring at various dates through December 31, 2015. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

Years Ending December 31,

2006	$ 489,000
2007	429,000
2008	338,000
2009	199,000
2010	151,000
Thereafter	251,000

Rental expense approximated $515,000 and $507,000 for the years ended December 31, 2005 and 2004, respectively.

Employment agreements - During 2004, we amended our employment agreement with an officer, increasing the minimum salary to $350,000 per annum for the remainder of the agreement. The employment agreement also provides for discretionary bonuses and other perquisites commonly found in such agreements. During 2005, we amended the agreement with the officer, pursuant to which, among other things, the term of the agreement has been extended to April 1, 2007 and the officer shall be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control.

Acquisition - In connection with the 2003 acquisition of AIA Acquisition Corp. ("AIA"), additional contingent cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the 24 month period ending April 30, 2008 may be payable. The additional cash consideration cannot exceed $67,000 in any 12 month period, or an aggregate of $134,000 for the 24 month period.

Litigation - From time to time, we are involved in various lawsuits and claims incidental to our business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect our financial position.

15.	Mandatorily Redeemable Preferred Stock

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

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

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

16.	Stockholders' Equity

Reverse stock split - On August 23, 2004, our Board of Directors authorized a one-for-five reverse stock split effected at the close of business on August 25, 2004 to stockholders of record on such date. The $.01 par value per share remains the same and $128,544 was reclassified from Common Stock to capital in excess of par value effective January 1, 2004. Per share information for all periods presented have been adjusted to give effect for the one-for-five reverse stock split.

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

Warrants - On July 10, 2003, in connection with the issuance of the subordinated debt, we issued warrants to purchase 105,000 shares of our Common Stock at an exercise price of $6.25 per share (the "Warrants"). The Warrants were valued at $147,000 and were being amortized as additional interest expense over the term of the associated debt. The Warrants were scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of our premium finance lender that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock from January 10, 2006 to September 30, 2007. The extension of the Warrants was valued at approximately $148,000 and is being amortized as additional interest expense over the extension period.

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

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

In December 2005, our shareholders ratified the adoption of the 2005 Equity Participation Plan, which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under this plan, a maximum of 300,000 shares of Common Stock may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under this plan.

A summary of the status of our stock option plans as of December 31, 2005 and 2004, and changes during the years then ended, is presented below:

Years Ended December 31,	2005		2004
Fixed Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	408,800	$2.68	630,500	$3.31
Granted	45,000	2.95	87,300	6.56
Exercised	(46,500)	1.28	(194,000)	1.29
Expired	-		(90,000)	13.45
Forfeited	(79,275)	6.10	(25,000)	4.10
Outstanding, end of year	328,025	$2.09	408,800	$2.68

Options Exercisable, end of year	297,013	$1.89	280,950	$1.99

Weighted-Average Fair Values of Options Granted During Year		$1.85		$4.79

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$1.50 - 2.84	281,000	1.79 yrs.	$1.65	260,500	$1.56
$3.10 - 4.10	32,000	4.15 yrs.	$3.48	29,000	$3.41
$7.39	15,025	3.86 yrs.	$7.39	7,513	$7.39

Common shares reserved

Warrants	105,000

Stock Option Plan/Equity Participation Plan	809,500

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

17.	Business Segments

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

Year Ended December 31, 2005	Premium Finance	Insurance	Other (1)	Total

Revenues from External Customers	$6,884,563	$7,036,599	$-	$13,921,162
Interest Income	-	705	18,225	18,930
Interest Expense	748,307	54,873	307,421	1,110,601
Depreciation and Amortization	200,278	154,410	49,479	404,523
Segment Profit (Loss) before Income Taxes	1,230,570	1,602,330	(1,931,140)	901,760
Segment Profit (Loss)	738,342	961,174	(1,203,756)	495,760
Segment Assets	18,014,122	3,618,894	877,071	22,510,087

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Year Ended December 31, 2004	Premium Finance	Insurance	Other (1)	Total

Revenues from External Customers	$7,961,617	$7,126,398	$-	$15,088,015
Interest Income	-		10,006	10,006
Interest Expense	688,315	74,247	501,858	1,264,420
Depreciation and Amortization	212,391	179,478	33,515	425,384
Segment Profit (Loss) before Income Taxes	2,087,404	1,743,276	(1,974,916)	1,855,764
Segment Profit (Loss)	1,252,442	1,045,966	(924,044)	1,374,364
Segment Assets	21,742,126	4,706,150	1,052,919	27,501,195

(1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

18.	Major Customers

At December 31, 2005, revenue from major customers consisted of the following:

Customer	% of Total Revenue	Segment

A	19%	Insurance

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

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

Long-Term Debt: The fair value of our long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on our assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2005 approximates fair value.

20.	Retirement Plan

Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to a maximum of $12,000 per year. We will match 25% of the employee's contribution up to 6%. Contributions for the years ended December 31, 2005 and 2004 approximated $17,000 and $26,000, respectively.

21.	Supplementary Information - Statement of Cash Flows

Cash paid during the years for:

Years Ended December 31,	2005	2004

Interest	$1,149,327	$1,160,798

Income Taxes	$751,791	$30,927

During the year ended December 31, 2005, the holder of our Series A Preferred Stock converted 124 shares ($124,000 face value) into 49,600 shares of our Common Stock

22.	Subsequent Events

Business acquisition - Effective January 1, 2006 we completed the acquisition of substantially all of the assets of Accurate Agency of Western New York, Inc., Louisons Associates Limited and Accurate Agency, Inc., insurance brokerage firms with a total of four offices located in and around Rochester, New York. The purchase price for the assets was approximately $1,600,000.

Purchase of notes receivable - On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”). The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note. CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common stock.

 DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Two Years Ended December 31, 2005

23.	Fourth Quarter Adjustment

In the fourth quarter of 2005 we recorded an adjustment to increase our allowance for finance receivable losses by approximately $170,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

DCAP GROUP, INC.
Dated: March 27, 2006	By: /s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	March 27, 2006
/s/ Morton L. Certilman Morton L. Certilman	Secretary and Director	March 29, 2006
/s/ Jay M. Haft Jay M. Haft	Director	March 29, 2006
/s/ David A. Lyons David A. Lyons	Director	March 29, 2006
/s/ Jack D. Seibald Jack D. Seibald	Director	March 28, 2006
Robert M. Wallach	Director	March __, 2006