Form 10QSB
period 2006-03-31
DCAP GROUP INC
filed 2006-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes        No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,896,024 shares as of April 30, 2006.

Transitional Small Business Disclosure Format (check one):   Yes        No    X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - March 31, 2006 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2006 and 2005 (Unaudited)

Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions made or to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under “Factors That May Affect Future Results and Financial Condition”.

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2006
Assets
Current Assets
Cash and cash equivalents		$1,362,448
Accounts receivable, net of allowance for doubtful accounts of $47,500		1,378,924
Finance contracts receivable	$20,117,680
Less: Deferred interest	(1,642,381)
Less: Allowance for finance receivable losses	(257,506)	18,217,793
Prepaid expenses and other current assets		158,846
Deferred income taxes		77,000
Total Current Assets		21,195,011

Property and Equipment, net		283,538
Goodwill		2,481,695
Other Intangibles, net		446,112
Notes Receivable, net		3,239,777
Deposits and Other Assets		490,912
Total Assets		$28,137,045

Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$12,254,814
Accounts payable and accrued expenses		968,011
Premiums payable		4,836,012
Current portion of long-term debt		235,000
Note payable - related party		1,303,434
Other current liabilities		172,181
Total Current Liabilities		19,769,452

Long-Term Debt		1,934,604
Deferred Income Tax		37,000
Other Liabilities		22,962
Mandatorily Redeemable Preferred Stock		780,000
Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,672,947		36,730
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,614,254
Deficit		(4,879,402)
		6,771,582
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		5,593,027
Total Liabilities and Stockholders’ Equity		$28,137,045

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended March 31,	2006	2005

Revenues:
Commissions and fees	$1,893,177	$1,788,067
Premium finance revenue	974,513	1,420,006
Total Revenues	2,867,690	3,208,073

Operating Expenses:
General and administrative expenses	2,289,509	2,182,208
Provision for finance receivable losses	169,625	151,416
Depreciation and amortization	111,304	111,908
Premium finance interest expense	209,379	158,432
Total Operating Expenses	2,779,817	2,603,964

Operating Income	87,873	604,109

Other (Expense) Income:
Interest income	1,358	4,223
Interest income - notes receivable	212,293	-
Interest expense	(80,590)	(100,764)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,871)
Total Other Expense	123,311	(106,412)

Income Before Provision for Income Taxes	211,184	497,697

Provision for Income Taxes	84,404	199,078

Net Income	$126,780	$298,619

Net Income Per Common Share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.09

Weighted Average Number of Shares Outstanding
Basic	2,866,746	2,715,043
Diluted	3,238,861	3,300,022

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2006	2005

Cash Flows From Operating Activities:
Net income	$126,780	$298,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,304	111,908
Accretion of discount on notes receivable	(164,637)	-
Amortization of warrants	19,611	14,700
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	286,483	1,532,660
Prepaid expenses and other current assets	(10,318)	40,394
Deposits and other assets	(97,694)	(67,274)
Increase (decrease) in liabilities:
Premiums payable	675,051	2,381,179
Accounts payable and accrued expenses	302,433	(811,553)
Taxes payable	(201,399)	(361,093)
Other current liabilities	(3,801)	(8,866)
Net Cash Provided by Operating Activities	1,043,813	3,130,674

Cash Flows from Investing Activities:
Increase in finance contracts receivable - net	(1,702,770)	(842,454)
Decrease in notes and other receivables - net	4,870	4,453
Purchase of notes	(1,771,707)	-
Purchase of agencies	(832,654)	-
Purchase of property and equipment	(10,135)	(2,854)
Net Cash Used In Investing Activities	(4,312,394)	(840,855)

Cash Flows from Financing Activities:
Principal payments on long-term debt	-	(1,001,330)
Proceeds from revolving credit line	15,457,856	16,098,509
Payments on revolving credit line	(12,979,566)	(15,323,879)
Proceeds from exercise of stock options	191,250	7,312
Net Cash Provided by (Used in) Financing Activities	2,669,540	(219,388)

Net (Decrease) Increase in Cash and Cash Equivalents	(599,041)	2,070,431
Cash and Cash Equivalents, beginning of period	1,961,489	515,899
Cash and Cash Equivalents, end of period	$1,362,448	$2,586,330

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Note payable issued for purchase of notes receivable	$1,303,434	$-
Note payable issued for purchase of agencies	$550,371	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of March 31, 2006, the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies

a.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

b.  Revenue recognition

We recognize commission revenue from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.6% and 26.6% per annum for the three months ended March 31, 2006 and 2005, respectively.

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c.  Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2006 and 2005, the provision for finance receivable losses was $169,625 and $216,919 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $150,519 and $216,919, respectively.

d. Reclassifications

Certain reclassifications (including reclassification of interest expense on long-term debt from “Premium finance interest expense” to “Other (Expense) Income-Interest expense” and the reclassification of the premium finance revenue (interest and late fees) write-offs from the “Provision for finance receivable losses” to “Premium finance revenue” (see below)) have been made to the consolidated financial statements for the three months ended March 31, 2005 to conform to the classifications used for the three months ended March 31, 2006. Beginning in 2005, we were able to obtain a complete detail of the interest and fee write-offs for the premium finance receivables.  Effective January 1, 2006, we will be recording the premium finance revenue, net of the interest and fee write-offs as illustrated below.

Three Months Ended March 31, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Changed

Premium finance revenue	$1,789,536	$369,530	$1,420,006
Provision for finance receivable losses	520,946	(369,530)	151,416
Net	$1,268,590	0	$1,268,590

3.	Business Segments

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,893,177	$974,513	$-	$2,867,690
Interest income	1,273	-	85	1,358
Interest income - notes receivable	-	-	212,293	212,293
Interest expense	23,111	209,379	67,229	299,719
Depreciation and amortization	54,027	46,985	10,292	111,304
Segment profit (loss) before income taxes	340,354	114,649	(243,819)	211,184
Segment profit (loss)	204,282	68,790	(146,291)	126,780
Segment assets	4,674,796	19,563,487	3,898,762	28,137,045
______________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended March 31, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,788,067	$1,420,006	$-	$3,208,073
Interest income	981	-	3,242	4,223
Interest expense	14,650	158,432	95,985	269,067
Depreciation and amortization	41,043	57,744	13,121	111,908
Segment profit (loss) before income taxes	464,824	537,201	(504,328)	497,697
Segment profit (loss)	278,896	322,320	(302,597)	298,619
Segment assets	5,209,509	24,110,758	(634,747)	28,685,518
________________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Employee Stock Compensation

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

Effective January 1, 2006, our plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, we accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro forma disclosures in both the annual and interim financial statements. We complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), our results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $10,000. Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005 totaled $0.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

Three Months Ended March 31, 2005

Net income, as reported	$298,619

Add: Stock-based compensation included in reported net income	-

Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(41,000)

Pro forma net income	$257,619

Net income per share:

Basic - as reported	.11
Basic - pro forma	.09

Diluted - as reported	.09
Diluted - pro forma	.08

We did not grant any options under either plan during the three months ended March 31, 2006 or 2005.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	328,025	$2.09	-	-

Granted	-	-	-	-

Exercised	(127,500)	$1.50	-	-

Forfeited/expired	(225)	$7.39	-	-

Outstanding at March 31, 2006	200,300	$2.46	2.27	$152,125

Vested and Exercisable at March 31, 2006	173,075	$2.22	2.20	$150,486

The aggregate intrinsic value of the options exercised for the quarter ended March 31, 2006 and 2005 was $135,150 and $23,399, respectively.

As of March 31, 2006, there was approximately $70,000 of total unrecognized compensation costs related to unvested stock option awards. The $70,000 is expected to vest over the weighted average of 1.58 years.

The following table represents the change in non-vested stock options during the first quarter of 2006.

	Options	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	30,788	$1.11
Granted	-	-
Vested	3,563	$.94
Forfeited	-	-
Nonvested at March 31, 2006	27,225	$1.13

The total fair value of shares vested during the three month period ended March 31, 2006 was $3,360.

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation for the three months ended March 31, 2006 and 2005 is as follows:

Three Months Ended March 31,	2006	2005

Weighted Average Number of Shares Outstanding	2,866,746	2,715,043
Effect of Dilutive Securities, common stock equivalents	372,115	584,979
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,238,861	3,300,022

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Three Months Ended March 31,	2006	2005

Net Income	$126,780	$298,619
Interest Expense on Dilutive Convertible Preferred Stock	9,750	9,871
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$136,530	$308,490

6.	Business Acquisitions

Effective January 1, 2006, we acquired substantially all of the assets of Accurate Agency of Western New York, Inc., Louisons Associates Limited and Accurate Agency, Inc. (collectively, “Accurate”), insurance brokerage firms with a total of four offices located in and around Rochester, New York. The results of Accurate’s operations have been included in the consolidated financial statements since that date. The acquisition allows for the expansion of our geographical footprint.

The aggregate purchase price was $1,600,000, including $800,000 of cash with the balance through the issuance of an $800,000 non-interest bearing note payable over 72 months commencing on January 10, 2007. The note has been recorded at its estimated present value of $612,481. Our initial allocation of the purchase price is subject to adjustment.

Our condensed consolidated statements of income include the revenue and expenses of Accurate from January 1, 2006. Had the transaction taken place on January 1, 2005, on a pro forma basis, the effect on the reported amounts for the three months ended March 31, 2005 is considered to be insignificant.

7.	Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provides for interest at the rate of 7.5% per annum. CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common stock. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less. Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance. The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the period ended March 31, 2006, is included in our Statement of Income as “Interest income-notes receivable.”

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

There are 75 store locations owned or franchised by us of which 69 are located in New York State. In the New York metropolitan area, there are 46 DCAP franchises, one joint venture DCAP store and one wholly-owned location. There are also 18 Barry Scott locations and four Accurate locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott, Atlantic Insurance and Accurate locations are wholly-owned by us.

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

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that offers premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate offices, as well as non-affiliated insurance agencies. We currently operate within the states of New York, Pennsylvania and New Jersey.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.6% and 26.6% per annum for the three months ended March 31, 2006 and 2005, respectively. Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2006 and 2005, the provision for finance receivables losses was approximately $169,625 and $216,919 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net recoveries of previous write-offs) were approximately $150,519 and $216,919, respectively. If our provision for finance receivable losses was understated by 15% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the three months ended March 31, 2006 and 2005.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2006.

Stock-based compensation

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reported pro forma disclosures in our Form 10-QSB filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of common shares or stock options to our directors, officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Effective January 1, 2006, we have begun to comply with the recent accounting pronouncements from the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R) which requires us to include the compensation cost using the same method discussed above in our Statement of Income.

Results of Operations

Our operating income for the three months ended March 31, 2006 was $87,873 as compared to $604,109 for the three months ended March 31, 2005.

During the three months ended March 31, 2006, revenues from our insurance-related operations were $1,893,177 as compared to $1,788,067 for the three months ended March 31, 2005. The revenue increase of $105,110 was primarily attributable to revenues of Accurate whose assets were acquired effective January 1, 2006.

Premium finance revenues decreased $445,493 during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The total number of premium loans that we financed during the first quarter of 2006 decreased slightly from the first quarter of 2005 and the growth that did occur was outside the New York City metropolitan area. This non-New York City market generates lower premium levels and therefore lower loan sizes. As a result, there was a decline in premium finance revenue.

Our general and administrative expenses for the three months ended March 31, 2006 were $107,301 more than for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to the expenses related to Accurate whose assets were acquired effective January 1, 2006, offset by a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer, and a decrease in fees paid to service our premium finance operations.

Our provision for finance receivable losses for the first quarter of 2006 was $18,209 more than for the first quarter of 2005. This was caused by one-time actual and anticipated recoveries recorded in the first quarter of 2005 of amounts previously charged-off (no similar items were recorded in the first quarter of 2006), offset by a lower provision for finance receivable losses in the first quarter of 2006 caused by a decrease in volume.

Our premium finance interest expense during the three months ended March 31, 2006 was $50,947 more than for the three months ended March 31, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

During the three months ended March 31, 2006, we purchased surplus notes of Commercial Mutual Insurance Company in the principal amount of $3,750,000, plus accrued interest of $1,794,688, for a purchase price of $3,075,141. This transaction resulted in interest income-notes receivable of $212,293 during the three months ended March 31, 2006. No such notes were purchased during the three months ended March 31, 2005.

Our interest expense for the three months ended March 31, 2006 was $20,174 less than for the three months ended March 31, 2005. This decrease was the result of our repaying a portion of our subordinated loan in 2005.

During the three months ended March 31, 2006, our provision for income taxes was $84,404 as opposed to $199,078 for the three months ended March 31, 2005. This was due to the lower income before income taxes in 2006.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $340,354 during the three months ended March 31, 2006 as compared to a net profit before income taxes of $464,824 during the three months ended March 31, 2005. This decrease was primarily due to decreased revenues (exclusive of the revenues of the Accurate stores that were acquired effective January 1, 2006). Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $114,649 during the three months ended March 31, 2006 as compared to a net profit before income taxes of $537,201 during the three months ended March 31, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $243,819 during the three months ended March 31, 2006 as compared to $504,328 during the three months ended March 31, 2005. This decrease was primarily due to an increase in interest income-notes receivable related to the recent purchase of the surplus notes issued by Commercial Mutual Insurance Company and a decrease in executive compensation.

Liquidity and Capital Resources

As of March 31, 2006, we had $1,362,448 in cash and cash equivalents and working capital of $1,425,559. As of December 31, 2005, we had $1,961,489 in cash and cash equivalents and working capital of $5,321,837.

During the three months ended March 31, 2006, our cash and cash equivalents decreased by $599,041. This was due to the following:

•
Net cash provided by operating activities during the three months ended March 31, 2006 was $1,043,813 primarily due to the following: (i) our net income for the period of $126,780, our depreciation and amortization of $111,304, a decrease in accounts receivable of $286,483, an increase in premiums payable of $675,051, and an increase in accounts payable and accrued expenses of $302,433 offset by (ii) the discount on notes receivable of $164,637 and a decrease in taxes payable of $201,399. The decrease in accounts receivable is the result of a January 2006 payment of a revenue accrual from an insurance company, which did not continue in 2006. The increase in premiums payable is the result of our providing premium finance services for the Accurate stores whose assets were acquired in the first quarter of 2006. The increase in accounts payable and accrued expenses was attributable to Accurate as well as our ability to increase payment terms of certain vendors. The decrease in taxes payable resulted from payments of our 2005 tax liability and estimated taxes for 2006.

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

•
Net cash of $4,312,394 was used in investing activities during the three months ended March 31, 2006 primarily due to an increase in our net finance contracts receivable of $1,702,770, the purchase of the surplus notes issued by Commercial Mutual Insurance Company and the purchase of the Accurate and Mid-Hudson agencies in the first quarter of 2006.

•
Net cash provided by financing activities during the three months ended March 31, 2006 was $2,669,540 primarily due to the following: (i) proceeds of $15,457,856 from our revolving credit line from Manufacturers and Traders Trust Co. (“M&T”) for premium finance purposes and for the purchase of the surplus notes issued by Commercial Mutual Insurance Company, offset by (ii) payments of $12,979,566 on the revolving credit line and proceeds from the exercise of stock options of $191,250.

Our premium finance operations are financed pursuant to a $25,000,000 revolving line of credit from M&T. Subject to certain conditions, M&T has agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.5%, matures on June 30, 2007 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of March 31, 2006, $12,254,814 was outstanding under the loan. As of March 31, 2006, of the $20,117,680 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $15,184,602 represents eligible receivables for purposes of our finance credit agreement.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. In January 2005, we utilized the M&T line of credit to repay $1,000,000 of the subordinated debt. In May 2005, we utilized the line of credit to repay an additional $1,000,000 of the subordinated debt. The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum. Effective May 25, 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007. We have the right to prepay the subordinated debt (subject to M&T’s consent) without penalty.

On January 31, 2006, we purchased two surplus notes issued by Commercial Mutual Insurance Company in the aggregate principal amount of $3,750,000, plus accrued interest of $1,794,688. The aggregate purchase price for the surplus notes was $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provides for interest at the rate of 7.5% per annum.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DCAP GROUP, INC.
Dated: May 14, 2006	By: /s/ Barry B. Goldstein Barry B. Goldstein President (Principal Executive, Financial and Accounting Officer)