Form 10QSB
period 2006-06-30
DCAP GROUP INC
filed 2006-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ________________

Commission File Number: 0-1665

DCAP GROUP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2476480 (I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, NY 11557
(Address of Principal Executive Offices)

(516) 374-7600
(Issuer’s Telephone Number, Including Area Code)
________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ____ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,896,024 shares as of July 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes  No X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - June 30, 2006 (Unaudited)

Condensed Consolidated Statements of Income - Six months ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2006 and 2005 (Unaudited)

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
June 30, 2006

Assets
Current Assets
Cash and cash equivalents		$999,055
Accounts receivable, net of allowance for doubtful accounts of $48,700		1,299,375
Finance contracts receivable	$19,378,656
Less: Deferred interest	(1,524,106)
Less: Allowance for finance receivable losses	(268,397)	17,586,153
Prepaid expenses and other current assets		260,084
Deferred income taxes		77,000
Total Current Assets		20,221,667
Property and Equipment, net		284,776
Goodwill		2,513,978
Other Intangibles, net		408,481
Notes Receivable, net		3,541,775
Deposits and Other Assets		112,437
Total Assets		$27,083,114
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$12,197,025
Accounts payable and accrued expenses		926,858
Premiums payable		3,568,267
Current portion of long-term debt		280,017
Note payable - related party		1,303,434
Income tax payable		50,685
Other current liabilities		168,404
Total Current Liabilities		18,494,690
Long-Term Debt		1,881,471
Deferred Income Tax		37,000
Other Liabilities		6,112
Mandatorily Redeemable Preferred Stock		780,000
Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,672,947		36,730
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,624,254
Deficit		(4,598,588)
		7,062,396
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		5,883,841
Total Liabilities and Stockholders’ Equity		$27,083,114

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended June 30,	2006	2005

Revenues:
Commissions and fees	$3,753,230	$3,638,169
Premium finance revenue	2,146,701	2,755,166
Total Revenues	5,899,931	6,393,335

Operating Expenses:
General and administrative expenses	4,603,965	4,378,280
Provision for finance receivable losses	327,942	356,190
Depreciation and amortization	224,621	225,516
Premium finance interest expense	407,550	353,204
Total Operating Expenses	5,564,078	5,313,190

Operating Income	335,853	1,080,145

Other Income (Expense):
Interest income	2,282	8,096
Interest income - notes receivable	534,247	-
Interest expense	(254,664)	(175,296)
Interest expense - mandatorily redeemable preferred stock	(19,500)	(19,621)
Gain on sale of store	81,105	-
Total Other Income (Expense)	343,470	(186,821)

Income Before Provision for Income Taxes	679,323	893,324

Provision for Income Taxes	271,729	357,310

Net Income	$407,594	$536,014

Net Income Per Common Share:
Basic	$0.14	$0.20
Diluted	$0.13	$0.17

Weighted Average Number of Shares Outstanding
Basic	2,881,466	2,720,994
Diluted	3,243,846	3,272,325

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended June 30,	2006	2005

Revenues:
Commissions and fees	$1,860,052	$1,850,102
Premium finance revenue	1,172,188	1,335,160
Total Revenues	3,032,240	3,185,262

Operating Expenses:
General and administrative expenses	2,314,456	2,196,072
Provision for finance receivable losses	158,317	204,774
Depreciation and amortization	113,317	113,608
Premium finance interest expense	218,452	194,772
Total Operating Expenses	2,804,542	2,709,226

Operating Income	227,698	476,036

Other Income (Expense):
Interest income	923	3,873
Interest income - notes receivable	321,955	-
Interest expense	(153,792)	(74,532)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,750)
Gain on sale of store	81,105	-
Total Other Income (Expense)	240,441	(80,409)

Income Before Provision for Income Taxes	468,139	395,627

Provision for Income Taxes	187,325	158,232

Net Income	$280,814	$237,395

Net Income Per Common Share:
Basic	$0.10	$0.09
Diluted	$0.09	$0.08

Weighted Average Number of Shares Outstanding
Basic	2,896,024	2,726,899
Diluted	3,248,668	3,250,625

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2006	2005

Cash Flows From Operating Activities:
Net income	$407,594	$536,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,621	225,516
Bad debt expense	1,200	-
Accretion of discount on notes receivable	(411,592)	-
Amortization of warrants	38,916	23,600
Gain on sale of store	(81,105)	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	380,320	1,311,681
Prepaid expenses and other current assets	13,444	50,127
Deposits and other assets	(67,689)	(111,188)
Increase (decrease) in liabilities:
Premiums payable	(592,694)	2,470,866
Accounts payable and accrued expenses	261,280	(911,983)
Taxes payable	(18,174)	(318,862)
Other current liabilities	(24,429)	(12,804)
Net Cash Provided by Operating Activities	131,692	3,262,967

Cash Flows from Investing Activities:
(Increase) decrease in finance contracts receivable - net	(1,071,130)	218,295
Decrease in notes and other receivables - net	9,852	9,007
Purchase of notes	(1,771,707)	-
Purchase of agencies	(832,654)	-
Purchase of property and equipment	(40,238)	(5,948)
Net Cash (Used in) Provided by Investing Activities	(3,705,877)	221,354

Cash Flows from Financing Activities:
Principal payments on long-term debt	-	(2,004,301)
Proceeds from revolving credit line	28,307,721	32,848,533
Payments on revolving credit line	(25,887,220)	(30,751,272)
Proceeds from exercise of stock options	191,250	7,312
Net Cash Provided by Financing Activities	2,611,751	100,272

Net (Decrease) Increase in Cash and Cash Equivalents	(962,434)	3,584,593
Cash and Cash Equivalents, beginning of period	1,961,489	515,899
Cash and Cash Equivalents, end of period	$999,055	$4,100,492

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Note payable issued for purchase of notes receivable	$1,303,434	$-
Note payable issued for purchase of agencies	$522,949	$-

 See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.5% per annum for the six months ended June 30, 2006 and 2005, respectively.

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c. Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the six months ended June 30, 2006 and 2005, the provision for finance receivable losses was $327,942 and $421,693 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $299,296 and $445,738, respectively.

d. Reclassifications

Certain reclassifications (including the reclassification of the premium finance revenue (interest and late fees) write-offs from the “Provision for finance receivable losses” to “Premium finance revenue” (see below)) have been made to the consolidated financial statements for the six and three months ended June 30, 2005 to conform to the classifications used for the six and three months ended June 30, 2006. Beginning in 2005, we were able to obtain a complete detail of the interest and fee write-offs for the premium finance receivables.  Effective January 1, 2006, we began reporting the premium finance revenue, net of the interest and fee write-offs as illustrated below.

Six Months Ended June 30, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Changed

Premium finance revenue	$3,639,267	$884,101	$2,755,166
Provision for finance receivable losses	1,240,291	(884,101)	356,190
Net	$2,398,976	$0	$2,398,976

Three Months Ended June 30, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Changed

Premium finance revenue	$1,849,731	$514,571	$1,335,160
Provision for finance receivable losses	719,345	(514,571)	204,774
Net	$1,130,386	$0	$1,130,386

3.	Business Segments:

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

Summarized financial information concerning our reportable segments for the six months ended June 30, 2006 and 2005 is shown in the following tables:

Six Months Ended June 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$3,753,230	$2,146,701	$-	$5,899,931
Interest income	2,172	-	110	2,282
Interest income -notes receivable	-	-	534,247	534,247
Interest expense	46,619	407,550	227,545	681,714
Depreciation and amortization	110,492	93,342	20,787	224,621
Segment profit (loss) before income taxes	750,450	410,431	(481,558)	679,323
Segment profit (loss)	450,270	246,259	(288,935)	407,594
Segment assets	4,722,707	18,483,913	3,901,497	27,083,114
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Six Months Ended June 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$3,638,169	$2,755,166	$-	$6,393,335
Interest income	2,096	-	6,000	8,096
Interest income -notes receivable	-	-	-	-
Interest expense	28,969	353,204	165,948	548,121
Depreciation and amortization	81,965	117,309	26,242	225,516
Segment profit (loss) before income taxes	961,565	897,564	(965,805)	893,324
Segment profit (loss)	576,939	538,871	(579,796)	536,014
Segment assets	3,274,232	24,957,466	1,048,097	29,279,795
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Summarized financial information concerning our reportable segments for the three months ended June 30, 2006 and 2005 is shown in the following tables:

Three Months Ended June 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,860,052	$1,172,188	$-	$3,032,240
Interest income	898	-	25	923
Interest income -notes receivable	-	-	321,955	321,955
Interest expense	23,508	218,452	140,034	381,994
Depreciation and amortization	56,465	46,357	10,495	113,317
Segment profit (loss) before income taxes	410,097	295,782	(237,740)	468,139
Segment profit (loss)	245,988	177,469	(142,844)	280,814
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended June 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,850,102	$1,335,160	$-	$3,185,262
Interest income	1,115	-	2,758	3,873
Interest income -notes receivable	-	-	-	-
Interest expense	14,319	194,772	69,963	279,054
Depreciation and amortization	40,922	59,565	13,121	113,608
Segment profit (loss) before income taxes	496,741	360,363	(461,477)	395,627
Segment profit (loss)	298,043	216,551	(277,199)	237,395
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Employee Stock Compensation

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

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as an expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro forma disclosures in both the annual and interim financial statements. We complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

As a result of the adoption of FAS 123 (R), our results for the six and three month period ended June 30, 2006 include share-based compensation expense totaling approximately $20,000 and $10,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for both the six and three months ended June 30, 2005 totaled $0.

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

	Six Months Ended June 30,	Three Months Ended June 30,
	2005	2005

Net income, as reported	$536,014	$237,395

Add: Stock-based compensation included in reported net income	-	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(32,000)	(16,000)

Pro forma net income	$504,014	$221,395

Net income per share:
Basic - as reported	$0.20	$0.09
Basic - pro forma	$0.19	$0.08

Diluted - as reported	$0.17	$0.08
Diluted - pro forma	$0.16	$0.07

We did not grant any options under either plan during the six and three months ended June 30, 2006 or 2005.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	328,025	$2.09	-	-
Granted	-	-	-	-
Exercised	(127,500)	$1.50	-	-
Forfeited/expired	(19,025)	$2.68	-	-
Outstanding at June 30, 2006	181,500	$2.44	1.92	$63,270
Vested and Exercisable at June 30, 2006	161,000	$2.21	1.66	$63,270

The aggregate intrinsic value of the options exercised for the six months ended June 30, 2006 and 2005 was $135,150 and $23,399, respectively.

As of June 30, 2006, there was approximately $60,000 of total unrecognized compensation costs related to unvested stock option awards. The $60,000 is expected to vest over the weighted average of 1.33 years.

The following table represents the change in non-vested stock options during the first six months of 2006.

	Options	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	30,788	$1.11
Granted	-	-
Vested	3,713	$.97
Forfeited	6,575.88
Nonvested at June 30, 2006	20,500	$1.14

The total fair value of shares vested during the six month period ended June 30, 2006 was $3,607.

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Weighted Average Number of Shares Outstanding	2,881,466	2,720,994	2,896,024	2,726,899
Effect of Dilutive Securities, common stock equivalents	362,380	551,331	352,644	523,726
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,243,846	3,272,325	3,248,668	3,250,625

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net Income	$407,594	$536,014	$280,814	$237,395
Interest Expense on Dilutive Convertible Preferred Stock	19,500	19,621	9,750	9,750
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$427,094	$555,635	$290,564	$247,145

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

The aggregate purchase price was $1,600,000, including $800,000 of cash with the balance paid through the issuance of an $800,000 non-interest bearing note payable over 72 months commencing on January 10, 2007. The note has been recorded at its estimated present value of $612,481. Our initial allocation of the purchase price is subject to adjustment.

Our condensed consolidated statements of income include the revenue and expenses of Accurate from January 1, 2006. Had the transaction taken place on January 1, 2005, on a pro forma basis, the effect on the reported amounts for the six months ended June 30, 2005 is considered to be insignificant.

7.	Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provides for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common stock. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less. Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance (during the six months ended June 30, 2006, an interest payment of $125,000 was received). The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the period ended June 30, 2006, is included in our Statement of Income as “Interest income-notes receivable.”

8.	Revolving Credit Facility

On July 28, 2006, we and our subsidiary, Payments, Inc., entered into a new revolving line of credit (the “New Revolver”) with Manufacturers and Traders Trust Co. (the “Bank”), which provides for a decrease in the credit line to $20,000,000 and the elimination of the Bank’s agreement to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The New Revolver bears interest, at our option, at either the Bank’s prime lending rate (8.25% at June 30, 2006) or LIBOR (5.345% at June 30, 2006) plus 2.25%, and matures on June 30, 2008. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against the term line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw against the term line of $1,300,000. The draw will be amortized over 30 months and payable quarterly. The New Revolver eliminates the personal guaranty required of our CEO of $1,250,000 but continues his obligation on an unlimited wind-down guaranty and his personal guaranty as to misrepresentations that relate to dishonest or fraudulent acts committed by him or known but not timely reported by him. The New Revolver also allows for a reduction of life insurance coverage on the life of our CEO from $4,000,000 to $1,500,000.

9.	Sale of Store

During the six months ended June 30, 2006, we sold one of our retail stores for $125,000 in cash and notes. The sale of the store resulted in a gain of $81,105. In addition, concurrently with the sale, the purchaser entered into a franchise agreement with us.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

There are 71 store locations owned or franchised by us of which 65 are located in New York State. In the New York metropolitan area, there are 43 DCAP franchises and one joint venture DCAP store. There are also 18 Barry Scott locations and four Accurate locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott, Atlantic Insurance and Accurate locations are wholly-owned by us.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period except for those commissions that are receivable annually, for which we recognized the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.5% per annum for the six months ended June 30, 2006 and 2005, respectively. Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the six months ended June 30, 2006 and 2005, the provision for finance receivables losses was approximately $327,942 and $421,693 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net recoveries of previous write-offs) were approximately $299,296 and $445,738, respectively. If our provision for finance receivable losses was understated by 15% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the six months ended June 30, 2006 and 2005.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at June 30, 2006.

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

Results of Operations

Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005

Our operating income for the six months ended June 30, 2006 was $335,853 as compared to $1,080,145 for the six months ended June 30, 2005.

During the six months ended June 30, 2006, revenues from our insurance-related operations were $3,753,230 as compared to $3,638,169 for the six months ended June 30, 2005. The revenue increase of $115,061 was primarily attributable to revenues of Accurate whose assets were acquired effective January 1, 2006, offset by a reduction in commissions received by our other locations caused by a reduction in renewal commission rates and the elimination of certain other compensation by one of our major insurance carriers.

Premium finance revenues decreased $608,465 during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The total number of policies that we financed during the first half of 2006 decreased slightly from the first half of 2005; there was a decline in the number of loans originated in downstate New York, which carries a higher average loan size, and an increase in loans originated in central and northern New York State at a lower average loan size. As a result, our average loan size declined resulting in a decline in our premium finance revenue.

Our general and administrative expenses for the six months ended June 30, 2006 were $225,685 more than for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to the expenses related to Accurate whose assets were acquired effective January 1, 2006, offset by a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer.

Our provision for finance receivable losses for the six months ended June 30, 2006 was $28,248 less than for the six months ended June 30, 2005. This was caused by a decrease in volume in the six months ended June 30, 2006, offset by a one-time actual and anticipated recovery recorded in the six months ended June 30, 2005 of amounts previously charged-off (no similar items were recorded in the six months of 2006).

Our premium finance interest expense during the six months ended June 30, 2006 was $54,346 more than for the six months ended June 30, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

During the six months ended June 30, 2006, we purchased $3,750,000 of surplus notes of Commercial Mutual Insurance Company (“CMIC”) at a price of $3,075,141. Accrued but unpaid interest totaled $1,794,688 at the time of the purchase. This transaction resulted in interest income-notes receivable of $534,247 during the six months ended June 30, 2006. No such interest-bearing notes were owned by us during the six months ended June 30, 2005.

Our interest expense for the six months ended June 30, 2006 was $79,368 more than for the six months ended June 30, 2005. This increase was a result of interest on the promissory notes given in connection with the Accurate acquisition and the purchase of the CMIC surplus notes, and the borrowing against our revolving credit line to purchase the CMIC surplus notes (no similar items were recorded in the six months of 2005), offset by a reduction caused by our repaying a portion of our subordinated debt in 2005.

During the six months ended June 30, 2006, we sold one of our stores, resulting in a gain of $81,105. No such sale occurred during the six months ended June 30, 2005.

During the six months ended June 30, 2006, our provision for income taxes was $271,729 as opposed to $357,310 for the six months ended June 30, 2005. This was due to the lower income before income taxes in 2006.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $750,450 during the six months ended June 30, 2006 as compared to a net profit before income taxes of $961,565 during the six months ended June 30, 2005. This decrease was primarily due to decreased revenues (exclusive of the revenues of the Accurate stores that were acquired effective January 1, 2006).  Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $410,431 during the six months ended June 30, 2006 as compared to a net profit before income taxes of $897,564 during the six months ended June 30, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $481,558 during the six months ended June 30, 2006 as compared to $965,805 during the six months ended June 30, 2005. This decrease was primarily due to an increase in interest income-notes receivable related to the recent purchase of the surplus notes issued by CMIC and a decrease in executive compensation.

Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005

Our operating income for the three months ended June 30, 2006 was $227,698 as compared to $476,036 for the three months ended June 30, 2005.

During the three months ended June 30, 2006, revenues from our insurance-related operations were $1,860,052 as compared to $1,850,102 for the three months ended June 30, 2005. The revenue increase of $9,950 was primarily attributable to revenues of Accurate whose assets were acquired effective January 1, 2006, offset by a reduction in commissions received by our other locations caused by a reduction in renewal commission rates and the elimination of certain other compensation by one of our major insurance carriers.

Premium finance revenues decreased $162,972 during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The total number of premium loans that we financed during the second quarter of 2006 decreased slightly from the second quarter of 2005; there was a decline in the number of loans originated in downstate New York, which carries a higher average loan size, and an increase in loans originated in central and northern New York State at a lower average loan size. As a result, our average loan size declined resulting in a decline in our premium finance revenue.

Our general and administrative expenses for the three months ended June 30, 2006 were $118,384 more than for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily due to the expenses related to Accurate whose assets were acquired effective January 1, 2006, offset by a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer, and a decrease in advertising expenses.

Our provision for finance receivable losses for the second quarter of 2006 was $46,457 less than for the second quarter of 2005. This was caused by a decrease in volume in the second quarter of 2006.

Our premium finance interest expense during the three months ended June 30, 2006 was $23,680 more than for the three months ended June 30, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

On January 31, 2006, we purchased $3,750,000 of surplus notes of CMIC at a price of $3,075,141. Accrued but unpaid interest totaled $1,794,688 at the time of the purchase. This transaction resulted in interest income-notes receivable of $321,955 during the three months ended June 30, 2006. No such interest-bearing notes were owned by us during the three months ended June 30, 2005.

Our interest expense for the three months ended June 30, 2006 was $79,260 more than for the three months ended June 30, 2005. This increase was a result of interest on the promissory notes given in connection with the Accurate acquisition and the purchase of the CMIC surplus notes, and the borrowing against our revolving credit line to purchase the CMIC surplus notes (no similar items were recorded in the second quarter of 2005), offset by a reduction caused by our repaying a portion of our subordinated debt in 2005.

In June 2006, we sold one of our stores, resulting in a gain of $81,105. No such sale occurred during the second quarter of 2005.

During the three months ended June 30, 2006, our provision for income taxes was $187,325 as opposed to $158,232 for the three months ended June 30, 2005. This was due to the higher income before income taxes in 2006.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $410,097 during the three months ended June 30, 2006 as compared to a net profit before income taxes of $496,741 during the three months ended June 30, 2005. This decrease was primarily due to decreased revenues (exclusive of the revenues of the Accurate stores that were acquired effective January 1, 2006). Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $295,782 during the three months ended June 30, 2006 as compared to a net profit before income taxes of $360,363 during the three months ended June 30, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $237,740 during the three months ended June 30, 2006 as compared to $461,477 during the three months ended June 30, 2005. This decrease was primarily due to an increase in interest income-notes receivable related to the recent purchase of the surplus notes issued by CMIC and a decrease in executive compensation.

Liquidity and Capital Resources

As of June 30, 2006, we had $999,055 in cash and cash equivalents and working capital of $1,726,977. As of December 31, 2005, we had $1,961,489 in cash and cash equivalents and working capital of $5,321,837.

During the six months ended June 30, 2006, our cash and cash equivalents decreased by $962,434. This was due to the following:

•
Net cash provided by operating activities during the six months ended June 30, 2006 was $131,692 primarily due to the following: (i) our net income for the period of $407,594, our depreciation and amortization of $224,621, a decrease in accounts receivable of $380,320, and an increase in accounts payable and accrued expenses of $261,280, offset by (ii) an decrease in premiums payable of $592,694 and the accretion of discount on notes receivable of $411,592. The decrease in accounts receivable is the result of a January 2006 payment of a revenue accrual from an insurance company, which did not continue in 2006. The increase in accounts payable and accrued expenses was attributable to Accurate as well as our ability to increase payment terms of certain vendors. Premiums payable have declined due to a change in our mix of business. We finance premiums for assigned risk plans, where the loan is funded in two stages, generally over a 30 day period. We also finance premiums with carriers where the entire loan is funded at inception. As our mix of business has changed to include less assigned risk loans and more direct carrier loans, there is a reduction in the amount of our premium liability.

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

•
Net cash of $3,705,877 was used in investing activities during the six months ended June 30, 2006 primarily due to an increase in our net finance contracts receivable of $1,071,130, the use of $1,771,707 in cash to purchase the surplus notes issued by CMIC and the use of $832,654 in cash to purchase the Accurate agency and another agency’s book of business in the six months ended June 30, 2006.

•
Net cash provided by financing activities during the six months ended June 30, 2006 was $2,611,751 primarily due to the following: (i) proceeds of $28,307,721 from our revolving credit line from Manufacturers and Traders Trust Co. (“M&T”) for premium finance purposes and for the purchase of the surplus notes issued by CMIC, offset by (ii) payments of $25,887,220 on the revolving credit line and proceeds from the exercise of stock options of $191,250.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006, which replaced our revolving line of credit agreement with M&T dated December 27, 2004. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on June 30, 2008 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of June 30, 2006, $12,197,025 was outstanding under the loan. As of June 30, 2006, of the $19,378,656 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $15,670,275 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against this line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw of $1,300,000 against the term line. The draw will be amortized over 30 months and payable quarterly.

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

On January 31, 2006, we purchased $3,750,000 of surplus notes issued by CMIC for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. Accrued but unpaid interest on the surplus notes totaled $1,794,688 at the time of the purchase.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable
(b) Not applicable
(c) Issuer repurchases during the quarter:

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/06 - 4/30/06	7,000	$2.69	-	-
5/1/06 - 5/31/06	2,387	$2.19	-	-
6/1/06 - 6/30/06	9,816	$2.22	-	-
Total	19,203	$2.39	-	-

(1) Represents shares acquired by “affiliated purchasers”.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

DCAP GROUP, INC.

Date: August 14, 2006	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President (Principal Executive, Financial and Accounting Officer)