Form 10QSB
period 2006-09-30
DCAP GROUP INC
filed 2006-11-13
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,896,024 shares as of October 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes  No X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2006 (Unaudited)

Condensed Consolidated Statements of Income - Nine months ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2006 and 2005 (Unaudited)

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2006

Assets
Current Assets
Cash and cash equivalents		$1,214,924
Accounts receivable, net of allowance for doubtful accounts of $58,700		1,307,564
Finance contracts receivable	$17,866,052
Less: Deferred interest	(1,367,585)
Less: Allowance for finance receivable losses	(226,029)	16,272,438
Prepaid expenses and other current assets		299,452
Deferred income taxes		77,000
Total Current Assets		19,171,378
Property and Equipment, net		331,406
Goodwill		2,513,978
Other Intangibles, net		373,006
Notes Receivable, net		3,788,730
Deposits and Other Assets		154,125
Total Assets		$26,332,623

Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$11,852,707
Accounts payable and accrued expenses		893,954
Premiums payable		3,458,743
Current portion of long-term debt		2,010,947
Income tax payable		29,066
Other current liabilities		165,249
Total Current Liabilities		18,410,666

Long-Term Debt		1,101,163
Deferred Income Tax		37,000
Other Liabilities		1,845
Mandatorily Redeemable Preferred Stock		780,000
Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,672,947		36,730
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,636,254
Deficit		(4,492,480)
		7,180,504
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		6,001,949
Total Liabilities and Stockholders’ Equity		$26,332,623

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended September 30,	2006	2005

Revenues:
Commissions and fees	$5,390,085	$5,461,000
Premium finance revenue	3,085,956	3,951,434
Total Revenues	8,476,041	9,412,434

Operating Expenses:
General and administrative expenses	6,724,954	6,720,444
Provision for finance receivable losses	496,456	515,180
Depreciation and amortization	319,302	338,861
Premium finance interest expense	604,219	548,680
Total Operating Expenses	8,144,931	8,123,165

Operating Income	331,110	1,289,269

Other Income (Expense):
Interest income	3,531	14,633
Interest income - notes receivable	858,546	-
Interest expense	(388,872)	(254,070)
Interest expense - mandatorily redeemable preferred stock	(29,250)	(29,371)
Gain on sale of store	81,105	-
Total Other Income (Expense)	525,060	(268,808)

Income Before Provision for Income Taxes	856,170	1,020,461

Provision for Income Taxes	342,468	409,159

Net Income	$513,702	$611,302

Net Income Per Common Share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.20

Weighted Average Number of Shares Outstanding
Basic	2,886,372	2,723,215
Diluted	3,243,030	3,271,246

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended September 30,	2006	2005

Revenues:
Commissions and fees	$1,636,855	$1,822,832
Premium finance revenue	939,255	1,196,267
Total Revenues	2,576,110	3,019,099

Operating Expenses:
General and administrative expenses	2,120,989	2,342,163
Provision for finance receivable losses	168,514	158,990
Depreciation and amortization	94,681	113,345
Premium finance interest expense	196,669	195,477
Total Operating Expenses	2,580,853	2,809,975

Operating Income (Loss)	(4,743)	209,124

Other Income (Expense):
Interest income	1,250	6,537
Interest income - notes receivable	324,298	-
Interest expense	(134,208)	(78,773)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,750)
Total Other Income (Expense)	181,590	(81,986)

Income Before Provision for Income Taxes	176,847	127,138

Provision for Income Taxes	70,739	51,850

Net Income	$106,108	$75,288

Net Income Per Common Share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted Average Number of Shares Outstanding
Basic	2,896,024	2,727,533
Diluted	3,241,240	3,268,981

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2006	2005

Cash Flows From Operating Activities:
Net income	$513,702	$611,302
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	319,302	338,861
Bad debt expense	1,200	-
Accretion of discount on notes receivable	(658,546)	-
Amortization of warrants	58,221	52,212
Gain on sale of store	(81,105)	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	390,739	1,186,444
Prepaid expenses and other current assets	(67,001)	23,319
Deposits and other assets	(137,797)	(171,141)
Increase (decrease) in liabilities:
Premiums payable	(702,218)	1,412
Accounts payable and accrued expenses	228,375	(876,235)
Taxes payable	(39,793)	(280,242)
Other current liabilities	(31,850)	(17,799)
Net Cash (Used in) Provided by Operating Activities	(206,771)	868,133

Cash Flows from Investing Activities:
Decrease in finance contracts receivable - net	242,585	2,867,691
Decrease in notes and other receivables - net	9,852	13,664
Purchase of notes	(1,771,707)	-
Purchase of agencies	(832,654)	-
Purchase of property and equipment	(86,869)	(15,093)
Net Cash (Used in) Provided by Investing Activities	(2,438,793)	2,866,262

Cash Flows from Financing Activities:
Principal payments on long-term debt	(235,000)	(2,129,301)
Proceeds from revolving credit line	41,785,558	46,052,834
Payments on revolving credit line	(38,539,375)	(46,158,808)
Proceeds from exercise of stock options	191,250	9,750
Payments on note payable-related party	(1,303,434)	-
Net Cash Provided by (Used in) Financing Activities	1,898,999	(2,225,525)

Net (Decrease) Increase in Cash and Cash Equivalents	(746,565)	1,508,870
Cash and Cash Equivalents, beginning of period	1,961,489	515,899
Cash and Cash Equivalents, end of period	$1,214,924	$2,024,769
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Note payable issued for purchase of notes receivable	$1,303,434	$-
Note payable issued for purchase of agencies	$522,949	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of September 30, 2006, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% per annum for the nine months ended September 30, 2006 and 2005.

Delinquency fees are recognized when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c. Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2006 and 2005, the provision for finance receivable losses was $496,456 and $580,683 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $477,293 and $617,099, respectively.

d. Reclassifications

Certain reclassifications (including the reclassification of the premium finance revenue (interest and late fees) write-offs from the “Provision for finance receivable losses” to “Premium finance revenue” (see below)) have been made to the consolidated financial statements for the nine and three months ended September 30, 2005 to conform to the classifications used for the nine and three months ended September 30, 2006. Beginning in 2005, we were able to obtain a complete detail of the interest and fee write-offs for the premium finance receivables.  Effective January 1, 2006, we began reporting the premium finance revenue, net of the interest and fee write-offs as illustrated below.

Nine Months Ended September 30, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Restated

Premium finance revenue	$5,359,499	$1,408,065	$3,951,434
Provision for finance receivable losses	1,923,245	(1,408,065)	515,180
Net	$3,436,254	$0	$3,436,254

Three Months Ended September 30, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Restated

Premium finance revenue	$1,720,232	$523,965	$1,196,267
Provision for finance receivable losses	682,955	(523,965)	158,990
Net	$1,037,277	$0	$1,037,277

3.	Business Segments:

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

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2006 and 2005 is shown in the following tables:

Nine Months Ended September 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$5,390,085	$3,085,956	$-	$8,476,041
Interest income	3,388	-	143	3,531
Interest income -notes receivable	-	-	858,546	858,546
Interest expense	70,650	604,219	347,472	1,022,341
Depreciation and Amortization	168,806	118,446	32,050	319,302
Segment profit (loss) before income taxes	986,205	618,073	(748,108)	856,170
Segment profit (loss)	591,723	370,844	(448,865)	513,702
Segment assets	4,812,297	17,099,637	4,420,689	26,332,623
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Nine Months Ended September 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$5,461,000	$3,951,434	$-	$9,412,434
Interest income	2,903	-	11,730	14,633
Interest income -notes receivable	-	-	-	-
Interest expense	42,185	548,680	241,256	832,121
Depreciation and Amortization	122,886	176,611	39,364	338,861
Segment profit (loss) before income taxes	1,259,965	1,202,276	(1,441,780)	1,020,461
Segment profit (loss)	755,979	721,365	(866,042)	611,302
Segment assets	3,469,241	20,178,784	1,118,291	24,766,316
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Summarized financial information concerning our reportable segments for the three months ended September 30, 2006 and 2005 is shown in the following tables:

Three Months Ended September 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,636,855	$939,255	$-	$2,576,110
Interest income	1,217	-	43	1,250
Interest income -notes receivable	-	-	324,298	324,298
Interest expense	24,031	196,669	119,927	340,627
Depreciation and Amortization	58,314	25,104	11,263	94,681
Segment profit (loss) before income taxes	235,755	207,842	(266,550)	176,847
Segment profit (loss)	141,453	124,585	(159,930)	106,108
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended September 30, 2005	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,822,832	$1,196,267	$-	$3,019,099
Interest income	724	-	5,813	6,537
Interest income -notes receivable	-	-	-	-
Interest expense	13,216	195,477	75,307	284,000
Depreciation and Amortization	40,921	59,302	13,122	113,345
Segment profit (loss) before income taxes	294,400	304,712	(475,974)	127,138
Segment profit (loss)	179,040	182,494	(286,246)	75,288
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Employee Stock Compensation

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

In adopting FAS 123(R), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123(R), our results for the nine and three month period ended September 30, 2006 include share-based compensation expense totaling approximately $32,000 and $12,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for both the nine and three months ended September 30, 2005 totaled $0.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

The weighted average estimated fair value of stock options granted in the three months and nine months ended September 30, 2006 was $1.62 per share. There were no stock options granted in the three months and nine months ended September 30, 2005. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, we took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options for the nine months and three months ended September 30, 2006 are as follows:

Expected term (in years)	5
Expected volatility	101%
Expected dividend yield	0%
Risk-free interest rate	5%

The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	Nine Months Ended September 30,	Three Months Ended September 30,
	2005	2005

Net income, as reported	$611,302	$75,288

Add: Stock-based compensation included in reported net income	-	-

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(124,000)	(41,000)

Pro Forma Net Income	$487,302	$34,288

Net income per share:
Basic - as reported	$0.22	$0.03
Basic - pro forma	$0.18	$0.01

Diluted - as reported	$0.20	$0.03
Diluted - pro forma	$0.16	$0.01

We granted 10,000 options under the 2005 Equity Participation Plan during the three months and nine months ended September 30, 2006, at an exercise price of $1.87 per share.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	328,025	$2.09
Granted	10,000	$1.87
Exercised	(127,500)	$1.50
Forfeited/expired	(27,225)	$2.84
Outstanding at September 30, 2006	183,300	$2.38	1.73	$50,508
Vested and Exercisable at September 30, 2006	167,781	$2.24	1.51	$49,771

The aggregate intrinsic value of the options exercised for the nine months ended September 30, 2006 and 2005 was $135,150 and $33,868, respectively.

As of September 30, 2006, there was approximately $59,000 of total unrecognized compensation costs related to unvested stock option awards. The $59,000 is expected to vest over the weighted average of 1.46 years.

The following table represents the change in non-vested stock options during the first nine months of 2006.

	Options	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	30,788	$1.11
Granted	10,000	1.87
Vested	10,494	1.49
Forfeited	14,775	2.27
Nonvested at September 30, 2006	15,519	1.76

The total fair value of shares vested during the nine month period ended September 30, 2006 was $15,636.

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Weighted Average Number of Shares Outstanding	2,886,372	2,723,215	2,896,024	2,727,533
Effect of Dilutive Securities, common stock equivalents	356,658	548,031	345,216	541,448
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,243,030	3,271,246	3,241,240	3,268,981

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Net Income	$513,702	$611,302	$106,108	$75,288
Interest Expense on Dilutive Convertible Preferred Stock	29,250	29,371	9,750	9,750
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$542,952	$640,673	$115,858	$85,038

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

Our condensed consolidated statements of income include the revenue and expenses of Accurate from January 1, 2006. Had the transaction taken place on January 1, 2005, on a pro forma basis, the effect on the reported amounts for the nine months ended September 30, 2005 is considered to be insignificant.

7.	Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provides for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer under the administrative supervision of the New Jersey Department of Banking and Insurance and owns approximately 10% of our outstanding common stock. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less. Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance. During the nine months ended September 30, 2006, an interest payment of $125,000 was received from CMIC. The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the period ended September 30, 2006, is included in our Statement of Income as “Interest income-notes receivable.”

8.	Revolving Credit Facility

On July 28, 2006, we and our subsidiary, Payments, Inc., entered into a new revolving line of credit (the “New Revolver”) with Manufacturers and Traders Trust Co. (the “Bank”), which provides for a decrease in the credit line from $25,000,000 to $20,000,000 and the elimination of the Bank’s agreement to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The New Revolver bears interest, at our option, at either the Bank’s prime lending rate (8.25% at September 30, 2006) or LIBOR (5.32% at September 30, 2006) plus 2.25%, and matures on September 30, 2008. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against the term line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw against the term line of $1,300,000. The draw is being paid back quarterly over 30 months with interest payable monthly. The New Revolver eliminates the personal guaranty required of our CEO of $1,250,000 but continues his obligation on an unlimited wind-down guaranty and his personal guaranty as to misrepresentations that relate to dishonest or fraudulent acts committed by him or known but not timely reported by him. The New Revolver also allows for a reduction of life insurance coverage on the life of our CEO from $4,000,000 to $1,500,000.

9.	Sale of Store

During the nine months ended September 30, 2006, we sold one of our retail stores for $125,000 in cash and notes. The sale of the store resulted in a gain of $81,105. In addition, concurrently with the sale, the purchaser entered into a franchise agreement with us.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period except for those commissions that were receivable annually, for which we recognized the commission revenue ratably. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.5% per annum for the nine months ended September 30, 2006 and 2005, respectively. Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2006 and 2005, the provision for finance receivables losses was $496,456 and $580,683 (before estimated recoveries of $65,503 for the 2005 period which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such periods (net recoveries of previous write-offs) were $477,293 and $617,099, respectively. If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the nine months ended September 30, 2006 and 2005.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at September 30, 2006.

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

Results of Operations

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005

Our operating income for the nine months ended September 30, 2006 was $331,110 as compared to $1,289,269 for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, revenues from our insurance-related operations were $5,390,085 as compared to $5,461,000 for the nine months ended September 30, 2005. The revenue decrease of $70,915 was primarily attributable to a reduction in commissions received by our locations caused by a reduction in renewal commission rates and the elimination of certain other compensation by one of our major insurance carriers, offset by revenues of Accurate whose assets were acquired effective January 1, 2006.

Premium finance revenues decreased $865,478 during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The total number of policies that we financed during the first nine months of 2006 decreased slightly from the first nine months of 2005. Also, there was a decline in the number of loans originated in downstate New York, which carries a higher average loan size, and an increase in loans originated in central and northern New York State at a lower average loan size. As a result, our average loan size declined resulting in a decline in our premium finance revenue.

Our general and administrative expenses for the nine months ended September 30, 2006 were $4,510 more than for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily due to the expenses related to Accurate whose assets were acquired effective January 1, 2006, offset by a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer, and a decrease in advertising expenses.

Our provision for finance receivable losses for the nine months ended September 30, 2006 was $18,724 less than for the nine months ended September 30, 2005. This was caused by a decrease in volume in the nine months ended September 30, 2006, offset by a one-time actual and anticipated recovery recorded in the nine months ended September 30, 2005 of amounts previously charged-off (no similar items were recorded in the nine months ended September 30, 2006).

Our depreciation and amortization expense during the nine months ended September 30, 2006 was $19,559 less than for the nine months ended September 30, 2005. This decrease was primarily the result of our amortizing our loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004 over the life of the revolving credit agreement entered into in July 2006.

Our premium finance interest expense during the nine months ended September 30, 2006 was $55,539 more than for the nine months ended September 30, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we purchased $3,750,000 of surplus notes of Commercial Mutual Insurance Company (“CMIC”) at a price of $3,075,141. Accrued but unpaid interest totaled $1,794,688 at the time of the purchase. This transaction resulted in interest income-notes receivable of $858,546 during the nine months ended September 30, 2006. No such interest-bearing notes were owned by us during the nine months ended September 30, 2005.

Our interest expense for the nine months ended September 30, 2006 was $134,802 more than for the nine months ended September 30, 2005. This increase was a result of interest on the promissory notes given in connection with the Accurate acquisition and the purchase of the CMIC surplus notes, and the borrowing against our revolving credit line to purchase the CMIC surplus notes (no similar items were recorded in the nine months ended September 30, 2005), offset by a reduction caused by our repaying a portion of our subordinated debt in 2005.

During the nine months ended September 30, 2006, we sold one of our stores, resulting in a gain of $81,105. No such sale occurred during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, our provision for income taxes was $342,468 as opposed to $409,159 for the nine months ended September 30, 2005. This was due to the lower income before income taxes in 2006.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $986,205 during the nine months ended September 30, 2006 as compared to a net profit before income taxes of $1,259,965 during the nine months ended September 30, 2005. This decrease was primarily due to decreased revenues (exclusive of the revenues of the Accurate stores that were acquired effective January 1, 2006). Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $618,073 during the nine months ended September 30, 2006 as compared to a net profit before income taxes of $1,202,276 during the nine months ended September 30, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $748,108 during the nine months ended September 30, 2006 as compared to $1,441,780 during the nine months ended September 30, 2005. This decrease was primarily due to an increase in interest income-notes receivable related to the purchase of the surplus notes issued by CMIC and a decrease in executive compensation.

Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005

Our operating loss for the three months ended September 30, 2006 was $4,743 as compared to operating income of $209,124 for the three months ended September 30, 2005.

During the three months ended September 30, 2006, revenues from our insurance-related operations were $1,636,855 as compared to $1,822,832 for the three months ended September 30, 2005. The revenue decrease of $185,977 was primarily attributable to a reduction in commissions received by our locations caused by a reduction in renewal commission rates and the elimination of certain other compensation by one of our major insurance carriers, offset by revenues of Accurate whose assets were acquired effective January 1, 2006.

Premium finance revenues decreased $257,012 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The total number of premium loans that we financed during the third quarter of 2006 decreased slightly from the third quarter of 2005. Also, there was a decline in the number of loans originated in downstate New York, which carries a higher average loan size, and an increase in loans originated in central and northern New York State at a lower average loan size. As a result, our average loan size declined resulting in a decline in our premium finance revenue.

Our general and administrative expenses for the three months ended September 30, 2006 were $221,174 less than for the three months ended September 30, 2005. The decrease in general and administrative expenses was primarily due to a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer, and a decrease in advertising expenses, offset by the expenses related to Accurate whose assets were acquired effective January 1, 2006.

Our provision for finance receivable losses for the third quarter of 2006 was $9,524 more than for the third quarter of 2005. This was caused by an increase in write offs in the third quarter of 2006, offset by a decrease in volume of contracts written in the third quarter of 2006.

Our depreciation and amortization expense during the three months ended September 30, 2006 was $18,664 less than for the three months ended September 30, 2005. This decrease was primarily the result of our amortizing our loan origination costs incurred in connection with our revolving loan agreement entered into in December 2004 over the life of the revolving credit agreement entered into in July 2006.

Our premium finance interest expense during the three months ended September 30, 2006 was $1,192 more than for the three months ended September 30, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

On January 31, 2006, we purchased $3,750,000 of surplus notes of CMIC at a price of $3,075,141. Accrued but unpaid interest totaled $1,794,688 at the time of the purchase. This transaction resulted in interest income-notes receivable of $324,298 during the three months ended September 30, 2006. No such interest-bearing notes were owned by us during the three months ended September 30, 2005.

Our interest expense for the three months ended September 30, 2006 was $55,435 more than for the three months ended September 30, 2005. This increase was a result of interest on the promissory notes given in connection with the Accurate acquisition and the purchase of the CMIC surplus notes, and the borrowing against our revolving credit line to purchase the CMIC surplus notes (no similar items were recorded in the third quarter of 2005), offset by a reduction caused by our repaying a portion of our subordinated debt in 2005.

During the three months ended September 30, 2006, our provision for income taxes was $70,739 as opposed to $51,850 for the three months ended September 30, 2005. This was due to the higher income before income taxes in 2006.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $235,755 during the three months ended September 30, 2006 as compared to a net profit before income taxes of $294,400 during the three months ended September 30, 2005. This decrease was primarily due to decreased revenues (exclusive of the revenues of the Accurate stores that were acquired effective January 1, 2006). Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $207,842 during the three months ended September 30, 2006 as compared to a net profit before income taxes of $304,712 during the three months ended September 30, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 as discussed above. Loss before income taxes from corporate-related items not allocable to reportable segments was $266,550 during the three months ended September 30, 2006 as compared to $475,974 during the three months ended September 30, 2005. This decrease was primarily due to an increase in interest income-notes receivable related to the recent purchase of the surplus notes issued by CMIC and a decrease in executive compensation.

Liquidity and Capital Resources

As of September 30, 2006, we had $1,214,924 in cash and cash equivalents and working capital of $760,712. As of December 31, 2005, we had $1,961,489 in cash and cash equivalents and working capital of $5,321,837.

During the nine months ended September 30, 2006, our cash and cash equivalents decreased by $746,565. This was due to the following:

•
Net cash used in operating activities during the nine months ended September 30, 2006 was $206,771 primarily due to the following: (i) an decrease in premiums payable of $702,218 and the accretion of discount on notes receivable of $658,546, offset by (ii) our net income for the period of $513,702, our depreciation and amortization of $319,302, a decrease in accounts receivable of $390,739, and an increase in accounts payable and accrued expenses of $228,375. Premiums payable have declined due to a change in our mix of business. We finance premiums for assigned risk plans, where the loan is funded in two stages, generally over a 30 day period. We also finance premiums with carriers where the entire loan is funded at inception. As our mix of business has changed to include less assigned risk loans and more direct carrier loans, there is a reduction in the amount of our premium liability. The decrease in accounts receivable is the result of a January 2006 payment of a revenue accrual from an insurance company, which did not continue in 2006. The increase in accounts payable and accrued expenses was attributable to the purchase of Accurate as well as our ability to increase payment terms of certain vendors.

•
Though fluctuations in our premium finance business impact our cash position and daily operations, our cash flows from operating activities do not reflect changes in the premium finance contract receivables or borrowings under our revolving credit facility associated with that business. Changes in the premium finance contract receivables are considered investing activities as they include the making and collection of loans and borrowings under our revolving line of credit are considered financing activities.

•
Net cash of $2,438,793 was used in investing activities during the nine months ended September 30, 2006 primarily due to the following: (i) the use of $1,771,707 in cash to purchase the surplus notes issued by CMIC and the use of $832,654 in cash to purchase the Accurate agency and another agency’s book of business in the nine months ended September 30, 2006, offset by (ii) a decrease in our net finance contracts receivable of $242,585.

•
Net cash provided by financing activities during the nine months ended September 30, 2006 was $1,898,999 primarily due to the following: (i) proceeds of $41,785,558 from our revolving credit line from Manufacturers and Traders Trust Co. (“M&T”) for premium finance purposes and for the purchase of the surplus notes issued by CMIC, offset by (ii) payments of $38,539,375 on the revolving credit line, $1,303,434 on the related party note, and $235,000 of long-term debt.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006, which replaced our revolving line of credit agreement with M&T dated December 27, 2004. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on September 30, 2008 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of September 30, 2006, $11,852,707 was outstanding under the loan. As of September 30, 2006, of the $17,866,052 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $14,445,721 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against this line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw of $1,300,000 against the term line. The draw is being paid back quarterly over 30 months with interest payable monthly.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable
(b) Not applicable
(c) Issuer repurchases during the quarter:

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/06 - 7/31/06	2,390	$1.99	-	-
8/1/06 - 8/31/06	1,306	$2.22	-	-
9/1/06 - 9/30/06	895	$2.18	-	-
Total	4,591	$2.09	-	-

(1) Represents shares acquired by “affiliated purchaser”.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 22, 2006. The following is a listing of the votes cast for or withheld with respect to each nominee for director.

	Number of Shares
	For	Withheld

Barry B. Goldstein	2,104,047	11,402
Morton L. Certilman	2,030,305	13,744
Jay M. Haft	1,990,361	53,688
David A. Lyons	2,032,867	11,182
Jack D. Seibald	2,032,867	11,182
Robert M. Wallach	1,800,166	243,883

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

3(a)	Restated Certificate of Incorporation[1]
3(b)	Certificate of Designation of Series A Preferred Stock[2]
3(c)	By-laws, as amended[3]
31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.
2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.
3 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Date: November 13, 2006	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President (Principal Executive, Financial and Accounting Officer)