Form 10KSB
period 2006-12-31
DCAP GROUP INC
filed 2007-03-29
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 0-1665

DCAP GROUP, INC.
(Name of small business issuer in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $11,081,947

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,908,899 as of February 28, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,962,024 shares as of February 28, 2007.

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

•	granted franchises for the use of the DCAP trade name

•	sold our interest in a number of storefronts but retained them as DCAP franchises

•	as discussed below, purchased the assets of Accurate Agency, Inc. (and related entities), which has five store locations and operate, under the Accurate Agency brand name

•	changed our business model with respect to our premium finance operations from selling finance contracts to third parties to internally financing those contracts

Recent Developments

The following developments have occurred since January 1, 2007:

•
Effective March 23, 2007, the holders of approximately $1,385,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008. In consideration for the extension of the due date of the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 90,000 of our common shares from September 30, 2007 to September 30, 2008. See Item 12 of this Annual Report.

•
Effective March 23, 2007, the holder of our Series A preferred shares exchanged such shares for an equal number of Series B preferred shares. The terms of the Series B preferred shares are identical to those of the Series A preferred shares, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares). See Item 12 of this Annual Report.

•	On February 2, 2007, Robert Wallach resigned as a director.

•
In March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company. We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000. In the event the conversion occurs, we may be able to convert such notes into a controlling equity interest in Commercial Mutual. See Items 1(b) and 6 of this Annual Report.

Developments During 2006

The following material events occurred during 2006:

•
On January 31, 2006, we purchased from Eagle Insurance Company two surplus notes issued by Commercial Mutual Insurance Company in the aggregate principal amount of $3,750,000 plus accrued interest of $1,794,688. Commercial Mutual is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is being operated by the New Jersey Department of Banking and Insurance pursuant to an Order of Rehabilitation. Eagle owns approximately 10% of our outstanding common shares. See Items 1(b), 6, 11 and 12 of this Annual Report.

•
On July 28, 2006, we and our premium finance subsidiary, Payments Inc., entered into a new revolving line of credit with Manufacturers and Traders Trust Company (“M&T”), which provides for a decrease in the credit line to $20,000,000 and the elimination of M&T’s agreement to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis (see “Developments During 2004” below). The new revolver bears interest, at our option, at either M&T’s prime lending rate (8.25% at December 31, 2006) or LIBOR (5.35% at December 31, 2006) plus 2.25%, and matures on June 30, 2008. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against the term line bear interest at LIBOR plus 2.75%. Concurrently with the obtaining of the new credit line, we borrowed $1,300,000 as a draw against the term line. See Items 6 and 7 of this Annual Report.

Developments During 2005

The following material events occurred during 2005:

•	During 2005, we utilized our line of credit with M&T to repay an aggregate of $2,000,000 of our $3,500,000 subordinated debt.

•
Effective May 25, 2005, the holders of the remaining $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of M&T that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007, as described under “Developments During 2004” below. In consideration for the extension of the due date of the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 of our common shares from January 10, 2006 to September 30, 2007.

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

Developments During 2004

The following material events occurred during 2004:

•	Effective August 26, 2004, we effected a one-for-five reverse split of our common shares.

•	On October 7, 2004, our common shares began trading on The NASDAQ Capital Market (formerly called The NASDAQ Small Cap Market).

•
In December 2004, we increased our premium finance line of credit with M&T from $18,000,000 to $25,000,000 and extended the term of the line to June 30, 2007. Subject to certain conditions, M&T agreed to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The terms of the new line of credit agreement were similar to our previous line of credit agreement with M&T, except that the interest rate was reduced from M&T’s prime lending rate plus 1.5% to, at our option, either (i) M&T’s prime lending rate or (ii) LIBOR plus 2.5%, and the amount that we could borrow was raised from 80% to 85% of eligible premium finance receivables.

(b)	Business of Issuer

General

Our storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

There are 70 store locations owned or franchised by us of which 65 are located in New York State. In the New York metropolitan area, there are 43 DCAP franchises. There are also 17 Barry Scott locations and five Accurate Agency locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania. All of the Barry Scott, Atlantic Insurance and Accurate Agency locations are wholly-owned by us.

The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed below under “Commercial Mutual Insurance Company”, Commercial Mutual is seeking to convert from an advance premium insurance company to a stock property and casualty insurance company. In the event of such conversion, the surplus notes issued by Commercial Mutual and held by us may be converted into a controlling equity interest in Commercial Mutual.

Through our wholly-owned subsidiary, Payments Inc., we provide insurance premium financing services to our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency locations as well as non-affiliated insurance agencies. Payments Inc. is licensed as an insurance premium finance agency in the states of New York, Pennsylvania and New Jersey.

We also offer automobile club services for roadside emergencies. Income tax preparation services are also offered in connection with the franchise operation of the DCAP stores.

We were incorporated in 1961 and assumed our current name in 1999.

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

Our agencies currently operate under the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency brand names. During 2006, we began the transition, planned to take two to three years, to change all store names to DCAP.

During the fiscal year ended December 31, 2006, approximately 90% of our insurance revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

In addition to automobile insurance, we offer:

•	property and casualty insurance for motorcycles, boats and livery/taxis
•	life insurance

•	business insurance
•	homeowner’s insurance
•	excess coverage

We have obtained the right to receive calls placed to “1-800-INSURANCE” in the states of New York, New Jersey and Pennsylvania (except for one area code in Pennsylvania) and “1-800-LOWEST-1” on a nationwide basis as a way to increase our insurance brokerage business.

Franchises

An important part of our strategy has been to increase our name recognition. We decided that granting others DCAP franchises is an important step in achieving this goal.

Franchisees currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name. Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a six to twelve month period from the date on which the storefront opens for business. Initial franchise fees and monthly fees payable by franchisees constituted approximately 1% and 8%, respectively, of our insurance revenues during the year ended December 31, 2006.

Automobile Club

As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies. We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

During fiscal 2006, fees received in connection with automobile club services constituted approximately 1% of our insurance revenues.

Internet

During fiscal 2006, we developed a website (www.dcapagents.com), a secure site for use by personnel of our company-owned stores as well as our franchises.  Incorporated within the website are tools for managing the location’s business, including comparative quoting, lead generation and tracking.

Policy placement generates commission revenue.  Since policy sales can be measured as they relate to the number of inquiries or leads, increased marketing  will result in more leads.  During fiscal 2006, we developed a plan to generate more leads by increasing our presence on the Internet through Search Engine Optimization, or SEO, and lead procurement through contracting with third party lead aggregators.  Our websites, including www.dcapinsurance.com, now offer the prospective insured the opportunity to provide us the needed information in the very same manner as provided face to face or over the telephone.  With the information provided, we can give multiple quotes to the prospect as well as track the status of the lead from the moment it is received.

Income Tax Return Preparation

A number of our franchise locations provide income tax return preparation services. The tax return preparation service allows them to offer an additional service to the walk-in customers who comprise the bulk of their customer base, as well as to existing customers. We have also obtained the right to receive calls placed to “1-800-INCOME TAX” in New York, New Jersey and Pennsylvania as a way to increase our franchisees’ tax preparation business.

Structure and Operations

As stated above, we currently have 70 offices, of which 43 are franchises, and 27 are wholly-owned. Our franchises consist of both “conversion” and “startup” operations. In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office. In a startup operation, an entrepreneur begins operations as a DCAP office. Our wholly-owned offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

In order to promote consistency and efficiency, and as a service to our franchises, we offer training to office managers. Our training program covers:

•	marketing, sales and underwriting
•	office and logistics
•	computer information

We provide the administrative services and functions of a “central office” to our wholly-owned offices. The services provided to these storefront offices are:

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

In 2007, we obtained a new agency software system, AMS 360, that is used in connection with the management and operations of our stores. We intend to begin to utilize the new system in our wholly-owned offices during April 2007 and expect that it will be fully implemented at such locations by June 2007. We also intend to offer the new system to our franchisees.

Premium Financing

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is secured by the unearned portion of the insurance premiums being financed and held by the insurance carrier. Our wholly-owned subsidiary, Payments Inc., is licensed as a premium finance agency in the states of New York, Pennsylvania and New Jersey.

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

If the policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under our premium finance agreement, the policyholder assigns this right to us to secure his or her obligations under the loan. If the policyholder fails to make a payment, we have the right to request that the insurance company cancel the policy and pay to us the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to us, we return the excess amount to the policyholder in accordance with applicable law.

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

Commercial Mutual Insurance Company

In March 2007, Commercial Mutual Insurance Company’s Board of Directors approved a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company pursuant to Section 7307 of the New York Insurance Law. Commercial Mutual has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York to proceed with the conversion process (subject to certain conditions as discussed below).

As discussed in Item 1(a) hereof, we hold two surplus notes issued by Commercial Mutual in the aggregate principal amount of $3,750,000. Previously earned but unpaid interest on the notes as of December 31, 2006 was approximately $1,821,250. The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less. Payments of principal and interest on the surplus notes may only be made out of the surplus of Commercial Mutual and require the approval of the Insurance Department of the State of New York. As of December 31, 2006, the statutory surplus of Commercial Mutual, as reported to the Insurance Department, was approximately $4,965,000.

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion by the Superintendent of Insurance and Commercial Mutual’s policyholders. As part of the approval process, the Superintendent of Insurance is required to have an appraisal performed with respect to the fair market value of Commercial Mutual. Such appraisal is to be based upon Commercial Mutual’s latest filings with the Insurance Department and any significant subsequent developments and is to consider the assets and liabilities of Commercial Mutual and any other factors bearing on its value. We, as a holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted. Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, we believe that, following any conversion by Commercial Mutual into a stock corporation, we could hold a controlling equity interest in Commercial Mutual. No assurances can be given that the conversion will occur.

Strategy

In order to achieve our goal of utilizing and expanding our distribution network and delivering insurance-related services through this network, we currently have the following five-pronged business strategy:

•	promote franchise sales by providing proprietary products and services that may not be available elsewhere

•	acquire storefront agencies in New York State in order to expand our geographical footprint

•	increase the size of our premium finance business, both within and outside the DCAP storefronts

•	seek to increase commission revenue through Internet marketing

•
seek to expand our operations by acquiring businesses or other assets, or providing new services such as insurance underwriting through Commercial Mutual, which we believe will complement or enhance our business

In seeking to promote franchise sales, we pursue increased name recognition through the establishment of additional DCAP storefront sites (both conversion and start-up types) and increased marketing activities. In addition, our cooperative advertising program will continue to use the aggregated buying power of the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices to advertise on the Internet, and through radio, telephone directories and other media.

We utilize toll-free telephone numbers to increase business. Telephone calls received are routed to the DCAP, Barry Scott, Atlantic Insurance or Accurate Agency office nearest the call (based on the zip code of the caller) for handling. We are promoting “1-800-INSURANCE” in our current markets and intend to utilize such number in the future as our market expands.

During 2007, we will continue to seek to acquire additional locations in order to further capitalize on existing proprietary services and relationships with carriers as well as to increase premium finance business.

As indicated above, one of our strategies involves the growth of our premium finance business. Until mid-2003, as the number of insurance companies participating voluntarily in the New York non-standard automobile insurance market declined, fewer policies were written on a voluntary basis and there was an offsetting increase in the size of the involuntary or “assigned risk” market. The New York Auto Insurance Plan (“NYAIP”), which provides coverage for “assigned risk” drivers, provides for limited finance options. Unless the insured can either pay the entire premium at policy inception, or can provide a large down payment and be capable of paying the balance over a short period of time, there is a need for premium financing. Our premium finance subsidiary, Payments Inc., offers the insured a reduced down payment and the ability to spread the balance over a period of up to ten months.

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

During the last several years, we have seen a shift away from telephone inquiries from prospective insureds.  Much of this can be attributed to the growth in the direct-to-consumer sales model of certain insurance companies.  To reach those “direct” companies, a consumer can call or use the company’s website.  It should be noted that these “direct” carriers give the consumer a single quote, one that relates only to that particular carrier.  We are redirecting our marketing efforts to place more emphasis on the Internet and less on telephone directory advertising.

We have decided upon a strategy to capitalize on the change in shopping methods.  We have built consumer-oriented websites to allow prospective insureds to receive rate quotes from our company-owned and franchised locations.  We have licensed software that enables us to give the prospect multiple quotes from multiple carriers based on one set of data.  We have built a tracking and follow up system to monitor the progress of an inquiry to a quote to a status report to a sale or non-sale.  We have been testing this system for the past several months and are refining and changing it as needed.  We believe that, as more consumers use the Internet for shopping, our efforts will result in a greater number of policy sales.

Our final strategy involves the expansion of our operations into complementary areas. We continually explore such opportunities as a means to enhance our business. Complimentary insurance products, including different or enhanced coverages, and other financial products (such as mortgages) are being considered. Our acquisition of the surplus notes issued by Commercial Mutual has allowed for an enhanced relationship between us and a licensed property and casualty insurer. Commercial Mutual offers coverages in New York State which can be sold through the DCAP, Barry Scott and Accurate networks. Commercial Mutual currently sells homeowners insurance, commercial automobile insurance and various physical damage coverages and plans to offer other coverages including private passenger auto liability, umbrella and business owner insurance. As discussed under “Commercial Mutual Insurance Company” above, in the event Commercial Mutual converts from an advance premium insurance company to a stock property and casualty insurance company, the surplus notes issued by Commercial Mutual and held by us may be converted into a controlling equity interest in Commercial Mutual.

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

In recent years, extensive competition has come from direct sales entities, such as Progressive Direct, Esurance and GEICO Insurance, who have concentrated their advertising efforts on television and radio. In addition, the Internet sales effort of some of our competitors has shown promise. Further, legislation that allows banks to offer insurance to their customers has taken market share from the storefront insurance operators.

Our premium finance operation competes with many other companies that have been in business longer than we have, and have long term relationships with their insurance agency clients.

Government Regulation

Our premium finance subsidiary, Payments Inc., is regulated by governmental agencies in the states in which it conducts business. The regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, vary by jurisdiction, but usually, among other matters, involve:

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

Employees

We employ 87 persons. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1158 Broadway, Hewlett, New York, our central processing offices are located at 1762 Central Avenue, Albany, New York and the administrative offices of Payments Inc. are located at 1154 Broadway, Hewlett, New York.

Our 17 Barry Scott offices and five Accurate Agency offices are located in upstate New York. Our five Atlantic Insurance offices are located in eastern Pennsylvania.

Our 27 wholly-owned storefront locations, and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2015. The current yearly aggregate base rental for the offices is approximately $548,000.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 7, 2004, our common shares have been quoted on The NASDAQ Capital Market (formerly called The NASDAQ Small Cap Market) under the symbol “DCAP.”

Set forth below are the high and low bid prices (and since August 1, 2006, the date on which The Nasdaq Stock Market became operational as a national securities exchange, the high and low sales prices) for our common shares for the periods indicated, as reported on The NASDAQ Capital Market. The bid prices set forth are prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer. The bid prices may not necessarily reflect actual transactions.

	High	Low
2006 Calendar Year
First Quarter	$3.35	$2.54
Second Quarter	3.00	1.95
Third Quarter	2.44	1.52
Fourth Quarter	3.18	1.42

	High	Low
2005 Calendar Year
First Quarter	$7.95	$4.95
Second Quarter	6.35	3.00
Third Quarter	4.75	3.02
Fourth Quarter	3.50	2.58

Holders

As of March 21, 2007, there were approximately 1,504 record holders of our common shares.

Dividends

Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. Until March 23, 2007, there were also outstanding 780 Series A preferred shares. These shares were entitled to cumulative aggregate dividends of $39,000 per annum (5% of their liquidation preference of $780,000). Effective March 23, 2007, the holder of our Series A preferred shares exchanged such shares for an equal number of Series B preferred shares. The terms of the Series B preferred shares are identical to those of the Series A preferred shares except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares). No dividends may be paid on our common shares unless an equivalent pro rata payment is made to the holders of the Series B preferred shares on the accumulated and unpaid dividends payable to such holders at such time.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table set forth certain information with respect to purchases of common shares made by us or any “affiliated purchaser” during the quarter ended December 31, 2006:

Period	Total Number of SharesPurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/06 - 10/31/06	350	$1.71	-	-
11/1/06 - 11/30/06	1,403	$1.47	-	-
12/1/06 - 12/31/06	-	-	-	-
Total	1,753	$1.51	-	-
__________

(1)	Represents shares acquired by “affiliated purchaser”.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate 27 storefronts, including 17 Barry Scott locations acquired through our August 2002 acquisition of Barry Scott Companies, Inc., five Atlantic Insurance locations acquired through our May 2003 acquisition of substantially all of the assets of AIA Acquisition Corp., four Accurate Agency locations acquired through our January 2006 acquisition of substantially all of the assets of Accurate Agency, Inc., Louisons Associates Limited and Accurate Agency of Western New York, Inc., and one Accurate location opened in early 2007. We also have 43 franchised DCAP locations.

Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers. We focus on automobile, motorcycle and homeowner’s insurance and our customer base is primarily individuals rather than businesses.

The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed in Item 1(b) of this Annual Report, in March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company. We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000. In the event the conversion occurs, we may be able to convert such notes into a controlling equity interest in Commercial Mutual.

The stores also offer automobile club services for roadside assistance and some of our franchise locations offer income tax preparation services.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus a monthly advertising fee. We are obligated to provide marketing and training support to each franchisee.

Franchise fee revenue is recognized when substantially all of our contractual requirements under the franchise agreement are completed.

Automobile club dues are recognized equally over the contract period.

Finance income, fees and receivables

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.49% and 26.55% per annum for the years ended December 31, 2006 and 2005, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2006 and 2005, the provision for finance receivable losses was approximately $650,000 and $900,000 (before estimated recoveries of approximately $65,000 and $225,000, respectively, which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such years, net of actual and anticipated recoveries of previous write-offs, were approximately $679,000 and $732,000, respectively. If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.01 and $0.02 for the years ended December 31, 2006 and 2005, respectively

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2006.

Stock-based compensation

Effective January 1, 2006, our plans have been accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, we accounted for similar transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as an expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB 25 and disclose certain pro forma amounts as if the fair value approach of SFAS 123 had been applied. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro forma disclosures in both the annual and interim financial statements. We complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting SFAS 123(R), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying FASB Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 did not have a material impact on our financial condition or results of operations as of December 31, 2006 or for the year then ended.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of misstatements in the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 did not have a material effect on our financial position or results of operations as of December 31, 2006 or for the year then ended.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 will have no impact on our financial position or results of operations.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159.

Results of Operations

Our net income for the year ended December 31, 2006 was $508,385 as compared to $495,760 for the year ended December 31, 2005.

During the year ended December 31, 2006, revenues from our insurance-related operations were $7,121,724 as compared to $7,036,599 for the year ended December 31, 2005. The revenue increase of $85,125 was primarily attributable to revenues of Accurate whose assets were acquired effective January 1, 2006, offset by a reduction in commissions received by our locations caused by a reduction in renewal commission rates and the elimination of certain other compensation by one of our major insurance carriers.

Premium finance revenues decreased $1,021,786 during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The total number of premium finance loans that we financed during 2006 decreased 5.7% as compared to 2005. Also, there was a decline in the number of loans originated in downstate New York, which carries a higher average loan size, and an increase in loans originated in central and northern New York State at a lower average loan size. As a result, our average loan size declined, resulting in a decline in our premium finance revenue.

 Our general and administrative expenses for the year ended December 31, 2006 were $179,406 more than for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to the expenses related to Accurate whose assets were acquired effective January 1, 2006, offset by a decrease in executive salaries due to the resignation in October 2005 of John Willis, our former Chief Operating Officer.

Our provision for finance receivable losses for the year ended December 31, 2006 was $184,989 less than for the year ended December 31, 2005. This was caused by a decrease in volume in the year ended December 31, 2006.

Our depreciation and amortization expense for the year ended December 31, 2006 was $52,091 more than for the year ended December 31, 2005. This increase was primarily the result of depreciation and amortization expenses related to Accurate whose assets were acquired effective January 1, 2006.

Our premium finance interest expense during the year ended December 31, 2006 was $76,075 more than for the year ended December 31, 2005. This increase was the result of an increase in LIBOR, offset by a decrease in the average outstanding balance of our revolving credit line for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

During the year ended December 31, 2006, we purchased $3,750,000 of surplus notes of Commercial Mutual Insurance Company at a price of $3,075,141. Accrued but unpaid interest totaled $1,794,688 at the time of the purchase. This transaction resulted in interest income-notes receivable of $1,182,844 during the year ended December 31, 2006. No such interest-bearing notes were owned by us during the year ended December 31, 2005.

Our interest expense, excluding interest on our mandatorily redeemable preferred stock, for the year ended December 31, 2006 was $167,773 more than for the year ended December 31, 2005. This increase was a result of interest on the promissory notes given in connection with the Accurate acquisition and the purchase of the Commercial Mutual surplus notes, and the borrowing against our revolving credit line to purchase the Commercial Mutual surplus notes (no similar items were recorded in 2005), offset by a reduction caused by our repaying a portion of our subordinated debt in 2005.

During the year ended December 31, 2006, we sold one of our stores, resulting in a gain of $81,105. No such sale occurred during the year ended December 31, 2005.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $1,235,740 during the year ended December 31, 2006 as compared to a net profit before income taxes of $1,602,330 during the year ended December 31, 2005. This decrease was primarily due to decreased revenue (exclusive of the revenues of Accurate stores that were acquired effective January 1, 2006). Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $721,081 during the year ended December 31 2006 as compared to a net profit before income taxes of $1,230,570 during the year ended December 31, 2005. The decrease was primarily due to reduced premium finance revenue in 2006 offset by a decrease in our provision for finance receivable losses. Loss before income taxes from corporate-related items not allocable to reportable segments was $1,032,484 during the year ended December 31, 2006 as compared to $1,931,140 during the year ended December 31, 2005. The decrease in net loss was primarily due to an increase in interest income-notes receivable related to the purchase of the surplus notes issued by Commercial Mutual and a decrease in executive compensation.

Liquidity and Capital Resources

As of December 31, 2006, we had $1,196,412 in cash and cash equivalents and working capital of $2,031,120. As of December 31, 2005, we had $1,961,489 in cash and cash equivalents and working capital of $5,321,837.

Cash and cash equivalents decreased by $765,077 between December 31, 2005 and December 31, 2006 primarily due to the following:

•
Net cash used in operating activities during the year ended December 31, 2006 was $315,607 primarily due the following: (i) a decrease in premiums payable of $1,098,712, the accretion of discount on notes receivable of $905,500 and a decrease in income taxes payable of $330,262 offset by (ii) our net income for the year of $508,385, our depreciation and amortization expense of $456,614, an increase in deferred income taxes of $360,000 and an increase in accounts payable and accrued expenses of $208,522. Premiums payable have declined due to a change in our mix of business. We finance premiums for assigned risk plans, where the loan is funded in two stages, generally over a 30 day period. We also finance premiums with carriers where the entire loan is funded at inception. As our mix of business has changed to include fewer assigned risk loans and more direct carrier loans, there has been a reduction in the amount of our premium liability. The decrease in income taxes payable and increase in deferred income taxes is the result of the accretion of the discount on the Commercial Mutual note receivable not being currently taxable. The increase in accounts payable and accrued expenses was attributable to Accurate as well as our ability to increase payment terms of certain vendors.

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

•
Cash of $2,433,742 was used in investing activities during the year ended December 31, 2006 primarily due to following: (i) the use of $3,075,141 in cash to purchase the surplus notes issued by Commercial Mutual and the use of $1,000,786 in cash to purchase the Accurate agency and other business acquisitions, offset by (ii) a decrease in our net finance contracts receivable of $1,737,168. This decrease was the result of a reduction in the dollar amount of premium finance contracts entered into in 2006.

•
Net cash provided by financing activities during the year ended December 31, 2006 was $1,984,272 primarily due to the following: (i) proceeds of $50,914,830 from our revolving credit line from M&T for premium finance purposes and $1,300,000 for the purchase of the surplus notes issued by Commercial Mutual, offset by (ii) payments of $49,739,009 on the revolving credit line and $593,846 of long-term debt.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006, which replaced our revolving line of credit agreement with M&T dated December 27, 2004. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on June 30, 2008 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2006, $10,952,345 was outstanding under the line. As of December 31, 2006, of the $16,186,559 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $13,244,722 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against this line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw of $1,300,000 against the term line. The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006. The remaining principal balance is payable on June 30, 2008. Interest is payable monthly.

We have no current commitments for capital expenditures. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

On January 31, 2006, we purchased $3,750,000 of surplus notes issued by Commercial Mutual for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. Accrued but unpaid interest on the surplus notes totaled $1,794,688 at the time of the purchase.

In January 2006, we acquired substantially all of the assets of Accurate Agency, Inc., Louisons Associates Limited and Accurate Agency of Western New York, Inc. for $1,600,000, of which $800,000 was paid at the closing and the balance was paid by delivery of a seven year promissory note.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations. During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt. The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum. In May 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007. In March 2007, holders of approximately $1,385,000 of the outstanding principal amount of the subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008. We have the right to prepay the subordinated debt (subject to M&T’s consent) without penalty.

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

Approximately 57% of our revenues for 2006 were commissions and fees from the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

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

The working capital needs of our premium finance subsidiary, Payments Inc., are substantially dependent on its line of credit agreement with M&T that expires in June 2008. That agreement includes covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. In the event we fail to meet our covenants or are unable to extend, refinance, replace or increase our bank line of credit on economically feasible terms, our income and the marketability of our premium finance services would be materially adversely affected.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered

Our future success will depend, in part, upon the efforts of Barry Goldstein, our Chief Executive Officer. The loss of Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. In addition, an event of default under our line of credit agreement will be triggered if Mr. Goldstein is no longer serving as our chief executive and chief operating officer or that of Payments Inc. We have an employment agreement with Mr. Goldstein that expires on April 1, 2007. Our Board’s Compensation Committee has retained an independent compensation consultant to advise it in connection with the determination of Mr. Goldstein’s salary and bonus compensation and other terms and conditions of employment. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Reductions in the New York involuntary automobile insurance market may adversely affect our premium finance business.

Our primary source of premium finance loans has been the assigned risk, or involuntary, automobile insurance market. In New York, since mid-2003, there has been a decline of more than 70% in the number of new applications for coverage at the New York Auto Insurance Plan. This has led to a reduction in the number of loans where policies of this type are the collateral. We have partially offset the rate of decline by increasing our loan originations at our Barry Scott locations and, effective January 2006, by offering premium financing to our Accurate locations. In general, these loans are of a smaller average size as upstate New York premiums are generally lower in amount than those for a comparable downstate policy. Beginning in 2004, we began to finance certain voluntary auto insurance policies. There is no guaranty that the number or size of the loans in the voluntary marketplace will offset the declines experienced in the involuntary market.

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

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreement with M&T. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited.

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

The personal automobile insurance business is highly competitive. We compete with numerous other insurance agents and brokers in our market. The amount of capital required to commence operations as a broker or agent is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers. We also compete with insurers, such as Progressive Direct, Esurance and GEICO Insurance, that sell insurance policies directly to consumers by the Internet and telephone, without a broker.

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

Our future growth plans include expanding into new markets by acquiring the business and assets of local agencies. Our future growth will face risks, including risks associated with obtaining necessary licenses for our premium finance operations and our ability to identify agency acquisition candidates or, if acquired, to integrate their operations. In addition, we may acquire businesses in markets in which conditions may not be favorable to us.

Our inability to identify and acquire agency acquisition candidates could hinder our growth by slowing down our ability to expand into new markets. If we do acquire additional agencies, we could suffer increased costs, disruption of our business and distraction of our management if we are unable to integrate the acquired agencies into our operations smoothly. Our geographic expansion will also continue to place significant demands on our management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We may seek to expand through acquisitions of complementary businesses or other assets which involve additional risks that may adversely affect us

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

If we obtain a controlling interest in Commercial Mutual Insurance Company, we will face new risks and uncertainties.

As discussed in Item 1 hereof, in March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company. We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000. In the event the conversion occurs, we may be able to convert such notes into a controlling equity interest in Commercial Mutual. We have never operated as an insurance company and would face all of the risks and uncertainties that come with operating such a company, including underwriting risks.

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

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations. Based upon SEC regulations currently in effect, we will be required to establish, evaluate and report on our internal control over financial reporting commencing with our financial statements for the year ending December 31, 2007, and to have our registered independent public accounting firm issue an attestation as to such reports commencing with our financial statements for the year ending December 31, 2008. We believe that, based upon SEC regulations currently in effect, our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will increase in 2007 over 2006 and in 2008 over 2007, which could require us to allocate what may be limited cash resources away from our operations and business growth plans. We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	54	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Morton L. Certilman	75	Secretary and Director
Jay M. Haft	71	Director
David A. Lyons	57	Director
Jack D. Seibald	46	Director

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

Morton L. Certilman

Mr. Certilman served as our Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our President. He was elected our Secretary in May 2001 and has served as one of our directors since 1989. Mr. Certilman has been engaged in the practice of law since 1956 and is affiliated with the law firm of Certilman Balin Adler & Hyman, LLP. Mr. Certilman is Chairman of the Long Island Museum of Science and Technology, and was formerly Chairman of the Long Island Regional Planning Board, the Nassau County Coliseum Privatization Commission, and the Northrop/Grumman Master Planning Council. He served as a director of the Long Island Association and the New Long Island Partnership for a period of ten years and currently serves as a director of the Long Island Sports Commission. Mr. Certilman has lectured extensively before bar associations, builders’ institutes, title companies, real estate institutes, banking and law school seminars, The Practicing Law Institute, The Institute of Real Estate Management and at annual conventions of such organizations as the National Association of Home Builders, the Community Associations Institute and the National Association of Corporate Real Estate Executives. He was a member of the faculty of the American Law Institute/American Bar Association, as well as the Institute on Condominium and Cluster Developments of the University of Miami Law Center. Mr. Certilman has written various articles in the condominium field, and is the author of the New York State Bar Association Condominium Cassette and the Condominium portion of the State Bar Association book on Real Property Titles. Mr. Certilman received an LL.B. degree, cum laude, from Brooklyn Law School.

Jay M. Haft

Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board. He has served as one of our directors since 1989. Mr. Haft has been engaged in the practice of law since 1959 and since 1994 has served as counsel to Parker Duryee Rosoff & Haft (and since December 2001, its successor, Reed Smith). From 1989 to 1994, he was a senior corporate partner of Parker Duryee. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions. Mr. Haft also represents emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and marketing companies. Mr. Haft has been a partner of Columbus Nova, a private investment firm, since 2000. He is a director of a number of public and private corporations, including DUSA Pharmaceuticals, Inc., whose securities are traded on Nasdaq, and also serves on the Board of the United States-Russian Business Counsel. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft received B.A. and LL.B. degrees from Yale University.

David A. Lyons

Mr. Lyons has served since 2004 as a principal of Den Ventures, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies. Since 2002, Mr. Lyons has also served as a managing partner of the Nacio Investment Group, whose holdings include Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc. Mr. Lyons serves on the Board of Directors of GoAmerica, Inc., whose securities are traded on Nasdaq. He has served as one of our directors since July 2005.

Jack D. Seibald

Mr. Seibald is a Managing Director of Concept Capital, a division of Sanders Morris Harris, a broker dealer. Mr. Seibald has been affiliated with Sanders Morris Harris and its predecessor firms since 1995 and is a registered representative with extensive experience in equity research and investment management dating back to 1983. Since 1997, Mr. Seibald has also been a Managing Member of Whiteford Advisors, LLC, an investment management firm. He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co. and Blackford Securities. Mr. Seibald is a member of the Board of Directors of Commercial Mutual Insurance Company, a New York property and casualty insurer, and serves as Chairman of its Investments Committee. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University. He has served as one of our directors since 2004.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lyons is an “audit committee financial expert,” as that is defined in Item 401(e)(2) of Regulation S-B. Mr. Lyons is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2006. To our knowledge, based solely on a review of copies of Forms 4 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2006, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on our website, www.dcapgroup.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, our Code of Ethics by posting such information on our website, www.dcapgroup.com.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal year ended December 31, 2006 for Barry B. Goldstein, our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total

Barry Goldstein Chief Executive Officer	2006	$350,000	- (1)	$54,942(2)	$404,942(1)
___________

(1)	The bonus payable to Mr. Goldstein for services rendered during 2006 has not yet been determined. It is anticipated that such determination will be made by June 30, 2007.
(2)	Includes payment on behalf of Mr. Goldstein of country club dues of $28,532.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement that expires on April 1, 2007. Mr. Goldstein is entitled to receive a salary of $350,000 per annum plus such additional compensation as may be determined by the Board of Directors. Our Board’s Compensation Committee has retained an independent compensation consultant to advise it in connection with the determination of Mr. Goldstein’s salary and bonus compensation and other terms and conditions of employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name
	Option Awards
	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	Exercisable

Barry B. Goldstein	66,000 (1)	$1.50	5/15/07
___________

(1)	Such options have been exercisable since May 15, 2002 and were exercised in full in January and February 2007.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the employment agreement with Mr. Goldstein, he would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of DCAP.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2006:

Name	Director Compensation Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total

Morton L. Certilman	$19,500	-	$49,900 (1)	$69,400
Jay M. Haft	$23,625	- (2)	-	$23,625
David A. Lyons	$29,125	- (3)	-	$29,125
Jack D. Seibald	$24,125	-	-	$24,125
____________

(1)	Represents consulting fees paid to Mr. Certilman.

(2)	As of December 31, 2006, Mr. Haft held options for the purchase of 25,000 common shares.

(3)	As of December 31, 2006, Mr. Lyons held options for the purchase of 20,000 common shares.

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$15,000 per annum
•	additional $5,000 per annum for committee chair
•	$500 per Board meeting attended ($250 if telephonic)
•	$250 per committee meeting attended ($125 if telephonic)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of February 28, 2007 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Barry B. Goldstein 1158 Broadway Hewlett, New York	393,400(1)(2)	13.3%
AIA Acquisition Corp 6787 Market Street Upper Darby, Pennsylvania	361,600(3)	11.1%
Eagle Insurance Company c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378(4)	10.0%
Infinity Capital Partners, L.P. 767 Third Avenue, 16th Floor New York, New York	292,597(1)(5)	9.9%
Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	274,750(1)(6)	9.2%
Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	182,278(1)(7)	6.1%
Morton L. Certilman 90 Merrick Avenue East Meadow, New York	170,248(1)	5.8%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	20,000(8)	*
All executive officers and directors as a group (5 persons)	1,040,676(1)(2)(5) (7)(8)	34.5%

* Less than 1%

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 8,500 shares held by Mr. Goldstein’s children, and (ii) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust. Excludes shares owned by AIA Acquisition Corp. of which members of Mr. Goldstein’s family are principal stockholders.

(3)
Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available. Includes 312,000 shares issuable upon the conversion of preferred shares that are currently convertible.

(4)
Eagle is a wholly-owned subsidiary of The Robert Plan Corporation. We have been advised that, pursuant to an Order of Rehabilitation filed with the Superior Court of New Jersey, Mercer County on January 29, 2007, the Commissioner of the Department of Banking and Insurance of the State of New Jersey has been vested with title to the shares registered in Eagle’s name.

(5)
Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Infinity Capital Partners, L.P. (“Partners”), (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners. Pursuant to the Schedule 13D filed under the Securities Exchange Act of 1934, as amended, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,300	$2.34	682,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	193,300	$2.34	682,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Guaranty

In July 2003, Barry Goldstein, our President and Chief Executive Officer, guaranteed the repayment of $2,500,000 of an $18,000,000 line of credit from M&T utilized by our subsidiary, Payments Inc., to finance its premium finance business. Mr. Goldstein also executed a wind-down guaranty pursuant to which, among other things, he agreed with M&T that, in the event M&T had the right to foreclose upon the collateral securing the line, Mr. Goldstein would use his best efforts to assist M&T in the foreclosure process. Pursuant to the wind-down guaranty, Mr. Goldstein is also responsible for any loss suffered by M&T by reason of any breach or misrepresentation that involves, is connected with or arises out of any dishonest or fraudulent act or omission either committed by Mr. Goldstein or known but not timely reported by him to M&T. Effective April 30, 2005, pursuant to the terms of the financing agreement, Mr. Goldstein’s payment guaranty was reduced to $1,250,000. Effective July 28, 2006, in connection with a restructuring and extension of the line of credit, Mr. Goldstein’s payment guaranty terminated; however, the wind-down guaranty remains in effect. In consideration of the payment guaranty, and for so long as the payment guaranty remained in effect, we paid Mr. Goldstein $50,000 per annum and reimbursed him for all premiums paid by him on a $2,500,000 insurance policy on his life. In consideration of the wind-down guaranty, in July 2006, we paid Mr. Goldstein a one-time fee of $50,000.

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

In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share. The warrants were initially scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of the remaining $1,500,000 of subordinated debt agreed to extend the maturity date of the debt to September 30, 2007. The debt extension was given to satisfy a requirement of M&T that arose in connection with the December 2004 increase in M&T’s revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date for the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 common shares to September 30, 2007. Effective March 23, 2007, the holders of approximately $1,385,000 outstanding principal amount of the subordinated debt agreed to a further extension of the due date to September 30, 2008. In consideration for such further extension, we further extended the expiration date of the warrants held by the debtholders for the purchase of 90,000 common shares to September 30, 2008.

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

Commercial Mutual Insurance Company

On January 31, 2006, we purchased from Eagle Insurance Company two surplus notes in the aggregate principal amount of $3,750,000 issued by Commercial Mutual Insurance Company. The aggregate purchase price for the surplus notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note. The promissory note was paid in full in July 2006. Commercial Mutual is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is being operated by the New Jersey Department of Banking and Insurance pursuant to an Order of Rehabilitation. Eagle owns approximately 10% of our outstanding common stock.

Robert Wallach, one of our directors at the time of purchase, is Vice President of Eagle and Chief Executive Officer and Chairman of Eagle’s parent, The Robert Plan Corporation. Additionally, until our purchase of the surplus notes, Mr. Wallach and a number of other Eagle employees were directors of Commercial Mutual. Further, concurrently with the purchase, and following the resignations of Mr. Wallach and four other directors of Commercial Mutual, Jack Seibald, one of our directors, and four other persons (including one of our employees) were elected by the remaining Commercial Mutual directors to the eleven person Board of Directors of Commercial Mutual. In addition, the new Commercial Mutual Board of Directors elected Barry Goldstein, our President and Chief Executive Officer, as its Chairman. Mr. Goldstein had been elected as a director of Commercial Mutual in December 2005.

Preferred Stock Exchange

Effective March 23, 2007, we issued 780 Series B preferred shares to AIA Acquisition Corp. (“AIA”) in exchange for an equal number of our outstanding Series A preferred shares. The terms of the Series B preferred shares are substantially identical to those of the Series A preferred stock, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares). The current aggregate redemption amount for the Series B preferred shares is $780,000, plus accumulated and unpaid dividends. AIA, as the holder of the Series B preferred shares, is entitled to dividends at the rate of 5% per annum. The Series B preferred shares are convertible into our common shares at a price of $2.50 per share. Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

Relationship

Certilman Balin Adler & Hyman, LLP, a law firm with which Mr. Certilman is affiliated, serves as our counsel. It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Morton L. Certilman, Jay M. Haft, David A. Lyons and Jack D. Seibald. Each of Messrs. Certilman, Haft, Lyons and Seibald is currently an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards at The Nasdaq Stock Market. During 2006, Robert Wallach also served as one of our directors. Mr. Wallach was an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards at The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Lyons, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Haft, Lyons and Seibald, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Haft and Lyons, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation (1)

3(b)	Certificate of Designations of Series A Preferred Stock (2)

3(c)	Certificate of Designations of Series B Preferred Stock

3(d)	By-laws, as amended (3)

10(a)	1998 Stock Option Plan, as amended (4)

10(b)	Employment Agreement, dated as of May 10, 2001, between DCAP Group, Inc. and Barry Goldstein (5)

10(c)	Amendment No. 1, dated as of March 18, 2003 (but effective as of January 1, 2003), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (6)

10(d)	Amendment No. 2, dated as of June 29, 2004 (but effective as of January 1, 2004), to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (7)

10(e)	Amendment No. 3, dated as of March 22, 2005, to Employment Agreement between DCAP Group, Inc. and Barry Goldstein (6)

10(f)	Stock Option Agreement, dated as of May 15, 2002, between DCAP Group, Inc. and Jay M. Haft (8)

10(g)
Amended and Restated Financing and Security Agreement, dated as of July 28, 2006, by and among Payments Inc., DCAP Group, Inc. and Manufacturers and Traders Trust Company, in its capacity as both collateral and administrative agent for each of the “Lenders” and sole arranger

10(h)	Amended and Restated Revolving Credit Note, dated July 28, 2006, in the principal amount of $20,000,000 issued by Payments Inc. and DCAP Group, Inc. to Manufacturers and Traders Trust Company

10(i)	Term Line Note, dated July 28, 2006, in the principal amount of $1,300,000 issued by Payments Inc. and DCAP Group, Inc. to Manufacturers and Traders Trust Company

10(j)
Security Agreement, dated as of July 28, 2006, by DCAP Group, Inc, DCAP Management Corp., DCAP Accurate, Inc., AIA-DCAP Corp., Barry Scott Agency, Inc., Barry Scott Companies, Inc., Barry Scott Acquisition Corp., Baron Cycle, Inc., Blast Acquisition Corp., Dealers Choice Automotive Planning, Inc., IAH, Inc. and Intandem Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders”

10(k)
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
Reaffirmation of and Amendment to Stock Pledge Agreements, dated as of July 28, 2006, by DCAP Group, Inc., Barry Scott Agency, Inc., Barry Scott Companies, Inc. and Blast Acquisition Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders”

10(n)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(o)	Security Agreement, dated as of July 10, 2003, by and among Payments Inc. and the secured parties named therein (9)

10(p)	Pledge Agreement, dated as of July 10, 2003, by and among DCAP Group, Inc. and the pledgees named therein (9)

10(q)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to indebtedness in the original aggregate principal amount of $3,500,000 (9)

10(r)	Letter agreement, dated May 25, 2005, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt

10(s)	Letter agreement, dated March 23, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt

10(t)
Form of Warrant, dated July 10, 2003, for the purchase of an aggregate of 525,000 common shares (105,000 shares after giving effect to 1-for-5 reverse split effectuated on August 26, 2004) of DCAP Group, Inc. (9)

10(u)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(v)	2005 Equity Participation Plan (10)

10(w)	Surplus Note Purchase Agreement, dated as of January 31, 2006, by and between DCAP Group, Inc. and Eagle Insurance Company (10)

10(x)	Promissory Note, dated January 31, 2006, in the principal amount of $1,303,434 issued by DCAP Group, Inc. to Eagle Insurance Company (10)

10(y)	Surplus Note, dated April 1, 1998, in the principal amount of $3,000,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (10)

10(z)	Surplus Note, dated March 12, 1999, in the principal amount of $750,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (10)

14	Code of Ethics (11)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31	Rule 13a-14(a)/15d-14(a) Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2001 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees(1)	$87,425	$90,200
Audit-Related Fees(2)	-	-
Tax Fees(3)	34,000	-
All Other Fees(4)	15,485	13,335
Total Fees	$136,910	$103,535

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of aggregate fees billed for preparation of our federal and state income tax returns and other tax compliance activities.

(4)
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

DCAP GROUP, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Two Years Ended December 31, 2006

DCAP GROUP, INC. AND SUBSIDIARIES Contents Two Years Ended December 31, 2006

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
F-2 F-3 F-4 F-5 F-6 F-7 - F-26

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheet of DCAP Group, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/Holtz Rubenstein Reminick LLP

Melville, New York
March 14, 2007

DCAP GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2006

Assets

Current Assets:
Cash and cash equivalents		$1,196,412
Accounts receivable, net of allowance for
doubtful accounts of $66,000		1,446,981
Finance contracts receivable	$16,186,559
Less: Deferred interest	(1,203,435)
Less: Allowance for finance receivable losses	(205,269)	14,777,855
Prepaid income taxes		261,403
Prepaid expenses and other current assets		96,955
Deferred income taxes		76,000

Total Current Assets		17,855,606

Property and Equipment, net		356,106
Goodwill		2,601,257
Other Intangibles, net		348,786
Notes Receivable		4,007,986
Deposits and Other Assets		233,146
Total Assets		$25,402,887

Liabilities and Stockholders' Equity

Current Liabilities:
Revolving credit line		$10,952,345
Accounts payable and accrued expenses		1,013,181
Premiums payable		3,062,249
Current portion of long-term debt		630,565
Other current liabilities		166,146
Total Current Liabilities		15,824,486

Long-Term Debt		2,408,139
Deferred Income Taxes		396,000
Mandatorily Redeemable Preferred Stock		780,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,672,947		36,730
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,633,884
Deficit		(4,497,797)
		7,172,817
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders' Equity		5,994,262
Total Liabilities and Stockholders' Equity		$25,402,887

See notes to consolidated financial statements.		F-3

DCAP GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31,	2006	2005

Revenue:
Commissions and fees	$7,121,724	$7,036,599
Premium finance revenue	3,960,223	4,982,009
Total Revenue	11,081,947	12,018,608

Operating Expenses:
General and administrative expenses	8,965,066	8,785,660
Provision for finance receivable losses	650,005	834,994
Depreciation and amortization	456,614	404,523
Interest expense	824,382	748,307
Total Operating Expenses	10,896,067	10,773,484

Operating Income	185,880	1,245,124

Other (Expense) Income:
Interest income	4,454	18,930
Interest income - notes receivable	1,182,844	-
Interest expense	(490,946)	(323,173)
Interest expense - mandatorily redeemable preferred stock	(39,000)	(39,121)
Gain on sale of store	81,105	-
Total Other (Expense) Income	738,457	(343,364)

Income Before Provision for Income Taxes	924,337	901,760
Provision for Income Taxes	415,952	406,000
Net Income	$508,385	$495,760

Net Income Per Common Share:
Basic:	$0.18	$0.18

Diluted:	$0.17	$0.17

Weighted Average Number of Shares Outstanding:
Basic	2,888,805	2,726,526

Diluted	3,250,937	3,199,620

See notes to consolidated financial statements.		F-4

DCAP GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2006 and 2005
	Common Stock		Preferred Stock		Capital in Excess		Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Shares	Amount	Total

Balance, January 1, 2005	3,449,347	$34,494	-	-	$11,040,831	$(5,501,942)	776,923	$(1,178,555)	$4,394,828
Conversion of Mandatorily Redeemable Preferred Stock	49,600	496	-	-	123,504	-	-	-	124,000
Exercise of Stock Options	46,500	465	-	-	59,285	-	-	-	59,750
Extension of Warrants in consideration for the extension of the due date of Subordinated Debt	-	-	-	-	148,260	-	-	-	148,260
Net Income	-	-	-	-	-	495,760	-	-	495,760
Balance, December 31, 2005	3,545,447	35,455	-	-	11,371,880	(5,006,182)	776,923	(1,178,555)	5,222,598
Exercise of Stock Options	127,500	1,275	-	-	189,974	-	-	-	191,249
Tax Benefit from Exercise of Stock Options	-	-	-	-	42,400	-	-	-	42,400
Stock-Based Payments	-	-	-	-	29,630	-	-	-	29,630
Net Income	-	-	-	-	-	508,385	-	-	508,385
Balance, December 31, 2006	3,672,947	$36,730	-	-	$11,633,884	$(4,497,797)	776,923	$(1,178,555)	$5,994,262

See notes to consolidated financial statements.									F-5

DCAP GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31,	2006	2005

Cash Flows from Operating Activities:
Net income	$508,385	$495,760
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	456,614	404,523
Bad debt expense	19,000	-
Accretion of discount on notes receivable	(905,500)	-
Amortization of warrants	77,526	71,683
Amortization of debt discounts	42,920	-
Stock-based payments	29,630	-
Tax benefit from exercise of stock options	42,400
Gain on sale of store	(81,105)	-
Deferred income taxes	360,000	14,800
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	208,522	1,164,510
Prepaid expenses and other current assets	56,876	124,275
Deposits and other assets	(16,706)	(99,957)
Increase (decrease) in liabilities:
Premiums payable	(1,098,712)	(278,420)
Accounts payable and accrued expenses	347,603	(1,042,585)
Income taxes payable	(330,262)	(361,634)
Other current liabilities	(32,798)	(15,773)
Net Cash (Used In) Provided by Operating Activities	(315,607)	477,182

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable - net	1,737,168	4,947,011
Decrease in notes receivables - net	42,352	18,427
Proceeds from sale of store	50,100	-
Purchase of property and equipment	(187,435)	(32,885)
Purchase of notes receivable	(3,075,141)	-
Purchase of business	(1,000,786)	(67,000)
Net Cash (Used in) Provided by Investing Activities	(2,433,742)	4,865,553

Cash Flows from Financing Activities:
Proceeds from Term Loan	1,300,000	-
Principal payments on long-term debt	(593,846)	(2,137,760)
Deferred loan costs	(88,952)	-
Proceeds from revolving credit line	50,914,830	57,580,406
Payments on revolving credit line	(49,739,009)	(59,399,541)
Proceeds from exercise of options and warrants	191,249	59,750
Net Cash Provided by (Used in) Financing Activities	1,984,272	(3,897,145)

Net (decrease) increase in Cash and Cash Equivalents	(765,077)	1,445,590
Cash and Cash Equivalents, beginning of year	1,961,489	515,899
Cash and Cash Equivalents, end of year	$1,196,412	$1,961,489

Supplemental Schedule of Non-Cash Investing
and Financing Activities:
Note payable issued for purchase of business	$612,481	$-

See notes to consolidated financial statements.		F-6

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

1.	Organization and Nature of Business

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee. During the years ended December 31, 2006 and 2005, approximately $50,000 and $65,000, respectively, was recognized as initial franchise fee income.

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

Finance income, fees and receivables - For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.49% and 26.55% per annum for the years ended December 31, 2006 and 2005, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses - Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2006 and 2005, the provision for finance receivable losses was approximately $650,000 and $900,000 (before estimated recoveries of approximately $65,000 which reduced the provision for finance receivable losses), respectively, and actual principal write-offs for such year, net of actual and anticipated recoveries of previous write-offs, were approximately $679,000 and $732,000, respectively. If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.01 and $0.02 for the years ended December 31, 2006 and 2005, respectively.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Goodwill and intangible assets - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. We conduct our annual impairment test for goodwill at the beginning of the first quarter. We performed the required impairment test for fiscal years 2006 and 2005 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles - SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which include customer and phone, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 3 to 15 years.

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

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

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

The reconciliation for the years ended December 31, 2006 and 2005 is as follows:

Years Ended December 31,	2006	2005

Weighted Average Number of Shares Outstanding	2,888,805	2,726,526
Effect of Dilutive Securities, common stock equivalents	362,132	473,094
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,250,937	3,199,620

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Years Ended December 31,	2006	2005

Net Income	$508,385	$495,760
Interest Expense on Dilutive Convertible Preferred Stock	39,000	39,121
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$547,385	$534,881

Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $479,000 and $601,000 for the years ended December 31, 2006 and 2005, respectively.

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

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Income taxes - Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Share-based compensation - Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Therefore, we measured compensation expense for our share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation" (“SFAS 123”) and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (“SFAS 148”).

Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method and therefore we have not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes (1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and (2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. We recognize compensation expense on a straight-line basis over the requisite service period of the award.

Pro forma financial information - For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and earnings per common share for the year ended December 31, 2005, as if we had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation:

Year Ended December 31, 2005

Net Income, as reported	$495,760
Add:
Stock-based employee compensation expense
included in reported net loss	-
Deduct:
Total stock-based employee compensation expense
determined under fair value based method	149,361
Net Income, pro forma	$346,399
Net Income Per Share:
Basic - as reported	$.18
Basic - Pro forma	$.13
Diluted - as reported	$.17
Diluted - Pro forma	$.12

Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $43,160 and $172 in such costs were incurred during the years ended December 31, 2006 and 2005, respectively.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2006 and 2005, there were no such adjustments required.

Reclassifications -

Certain reclassifications (including the reclassification of the premium finance revenue (interest and late fees) write-offs from the “Provision for finance receivable losses” to “Premium finance revenue” (see below)) have been made to the consolidated financial statements for the year ended December 31, 2005 to conform to the classifications used for the year ended December 31, 2006. Beginning in 2005, we were able to obtain a complete detail of the interest and fee write-offs for the premium finance receivables.  Effective January 1, 2006, we began reporting the premium finance revenue, net of the interest and fee write-offs as illustrated below.

Year Ended December 31, 2005

Statement of Income Accounts	Originally Reported	Reclassifications	As Restated

Premium finance revenue	$6,884,563	$1,902,554	$4,982,009
Provision for finance receivable losses	2,737,548	(1,902,554)	834,994
Net	$4,147,032	$0	$4,147,032

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of misstatements in the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 did not have a material effect on our financial position or results of operations as of December 31, 2006 or for the year then ended.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 will have no impact on our financial position or results of operations.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS No. 159.

3.	Business Acquisitions

Effective January 1, 2006, we acquired substantially all of the assets of Accurate Agency of Western New York, Inc., Louisons Associates Limited and Accurate Agency, Inc. (collectively, “Accurate”), insurance brokerage firms with a total of four offices located in and around Rochester, New York. The acquisition allows for the expansion of our geographical footprint.

The aggregate purchase price was $1,600,000, including $800,000 of cash with the balance paid through the issuance of an $800,000 non-interest bearing note payable over 72 months commencing on January 10, 2007. The note has been recorded at its estimated present value of $612,481. The purchase price of $1,447,022, including transaction costs of $34,541, was allocated as follows:

Goodwill	$1,157,286
Intangible Assets	280,686
Property and Equipment	9,050
Net Assets Acquired	$1,447,022

In January 2006, we purchased the book of business, customer list and certain other assets of Mid-Hudson Valley Brokerage, LLC (“Mid-Hudson”) located in Poughkeepsie, New York, for $94,505 in cash. The purchase price of $99,245, including transactions costs of $4,740, was allocated as follows:

Goodwill	$78,956
Intangible Assets	20,289
Net Assets Acquired	$99,245

These acquisitions are part of our strategy to expand into other regions within New York State. The aggregate intangible assets acquired have been assigned to customer lists, which is subject to periodic amortization over a weighted average estimated useful life of four years. Our consolidated statement of income for the year ended December 31, 2006 includes the revenue and expenses of Accurate and Mid-Hudson from January 2006. Had the transactions taken place on January 1, 2005, on a pro forma basis, the effect on the reported amounts for the year ended December 31, 2005 is considered to be insignificant.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

The goodwill acquired in the acquisitions is expected to be deductible for income tax purposes and amortized over a period of 15 years.

4.	Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer whose business is being conducted by the Commissioner of the New Jersey Department of Banking and Insurance under an Order of Rehabilitation. Eagle owns approximately 10% of our outstanding common stock. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less. Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance. During the year ended December 31, 2006, interest payments totaling $250,000 were received. The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the period ended December 31, 2006, is included in our Statement of Income as “Interest income-notes receivable.”

In March 2007, CMIC’s Board of Directors adopted a resolution to convert CMIC from an advance premium insurance company to a stock property and casualty insurance company. In the event the conversion occurs, we may be able to convert our notes into a controlling equity interest in CMIC.

5.	Sale of Store

During the year ended December 31, 2006, we sold one of our retail stores for $125,000 in cash and notes. The sale of the store resulted in a gain of $81,105. In addition, concurrently with the sale, the purchaser entered into a franchise agreement with us.

6.	Finance Contract Receivables

A summary of the changes of the allowance for finance receivable losses is as follows:

December 31,	2006	2005

Balance, beginning of year	$234,029	$65,957
Provision for Finance Receivable Losses	650,005	900,479
Charge-offs	(678,765)	(732,407)
Balance, end of year	$205,269	$234,029

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately four months, with the longest contractual maturity being approximately ten months.

7.	Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2006 are as follows:

Balance, beginning of year	$1,305,551
Addition, as a result of acquisitions	1,235,706
Addition, as a result of contingent acquisition costs	67,000
Reduction from sale of store	(7,000)
Balance, end of year	$2,601,257

8.	Other Intangibles

At December 31, 2006, other intangible assets consist of the following:

Gross Carrying Amount:
Customer lists	$554,525
Vanity phone numbers	204,416
758,941
Accumulated Amortization:
Customer lists	314,281
Vanity phone numbers	95,874
410,155
Balance, end of year	$348,786

The aggregate amortization expense for the years ended December 31, 2006 and 2005 was approximately $141,000 and $77,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2006 is as follows:

Years Ending December 31,

2007	101,000
2008	89,000
2009	89,000
2010	15,000
2011	14,000

The remaining weighted-average amortization period as of December 31, 2006 is as follows:

Customer lists	2.9 years
Vanity phone numbers	8.0 years
4.5 years

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Other intangible assets are being amortized using the straight-line method over a period of four to fifteen years.

9.	Property and Equipment

At December 31, 2006, property and equipment consists of the following:

	Useful Lives

Furniture, Fixtures and Equipment	5 years	$360,393
Leasehold Improvements	3 - 5 years	268,110
Computer Hardware, Software and Office Equipment	2 - 5 years	1,375,222
Entertainment Facility	20 years	200,538
		2,204,263
Less Accumulated Depreciation and Amortization		1,848,157
		$356,106

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $123,000 and $119,000, respectively.

10.	Deposits and Other Assets

At December 31, 2006, deposits and other assets consists of the following:

Deferred Loan Costs, net	$139,320
Deposits	47,226
Other	46,600
$233,146

Amortization of deferred loan costs for the years ended December 31, 2006 and 2005 was approximately $192,000 and $209,000, respectively.

11.	Accounts Payable and Accrued Expenses

At December 31, 2006, accounts payable and accrued expenses consists of the following:

Accounts Payable	$455,958
Interest	157,638
Payroll and Related Costs	62,704
Professional Fees	106,420
Acquisition Costs	67,000
Other	163,461
$1,013,181

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

12.	Debentures Payable

In 1971, pursuant to a plan of arrangement, we issued a series of debentures, which matured in 1977. As of December 31, 2006, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation.

13.	Revolving Credit Facility

On December 27, 2004, we entered into a revolving line of credit (the “Old Revolver”) with Manufacturers and Traders Trust Co. (the “Bank”), which provided for an increase in the credit line to $25,000,000. Subject to certain conditions, the Bank had agreed to arrange an additional $10,000,000 credit facility with other lenders on a "best efforts" basis. The Old Revolver bore interest, at our option, at either (i) the Bank's prime lending rate (7.25% at December 31, 2005) or (ii) LIBOR (4.34% at December 31, 2005) plus 2.5%, and was to mature on June 30, 2007. We could borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2005, $9,776,524 was outstanding under the Old Revolver.

On July 28, 2006, we and our premium finance subsidiary, Payments, Inc., entered into a new revolving line of credit (the “New Revolver”) with the Bank, which provides for a decrease in the credit line to $20,000,000 and the elimination of the Bank’s agreement to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis. The New Revolver bears interest, at our option, at either the Bank’s prime lending rate (8.25% at December 31, 2006) or LIBOR (5.35% at December 31, 2006) plus 2.25%, and matures on June 30, 2008. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against the term line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw against the term line of $1,300,000. The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006. The remaining principal balance is payable on June 30, 2008. Interest is payable monthly. The New Revolver eliminates the personal guaranty required of our CEO of $1,250,000 but continues his obligation on an unlimited wind-down guaranty and his personal guaranty as to misrepresentations that relate to dishonest or fraudulent acts committed by him or known but not timely reported by him. The New Revolver also allows for a reduction of life insurance coverage on the life of our CEO from $4,000,000 to $1,500,000.

The New Revolver is secured by substantially all of the assets of our premium finance subsidiary, Payments, Inc., and is guaranteed by DCAP Group, Inc. and its subsidiaries.

14.	Long-Term Debt

At December 31, 2006, long-term debt is comprised of the following:

Note payable issued in connection with the purchase of Accurate, payable in monthly installments of $11,111, including imputed interest at 7% per annum. Payments on the note commence in January 2007 and the note matures in December 2012. (a).	$556,555

Term loan from Manufacturers & Traders Trust Co. (see Note 13)	1,040,000

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Subordinated loan, which bears interest at 12.625% per annum, payable semi-annually. The principal balance is due and payable in the amount of approximately $115,000 on September 30, 2007 and approximately $1,385,000 on September 30, 2008. The loan is subordinate to the revolving credit facility, and is secured by a security interest in the assets of our premium finance subsidiary and a pledge of our subsidiary's stock.	1,500,000

Unamortized value of stock purchase warrants issued in connection with subordinated loan	(57,851)
3,038,704
Less Current Maturities	630,565
$2,408,139

In each of January 2005 and May 2005, we repaid $1,000,000 of the subordinated loan (an aggregate of $2,000,000) with proceeds of the Old Revolver. The repayments reduced the outstanding principal amount of the subordinated loan from $3,500,000 to $1,500,000. In March 2007, holders of approximately $1,385,000 of the principal amount of the subordinated loan agreed to extend the maturity of this loan from September 30, 2007 to September 30, 2008, and as a result has been reflected as a non-current liability at December 31, 2006.

(a) At December 31, 2006, we reduced the amount due to Accurate by approximately $98,000 as a result of pre-acquisition liabilities satisfied by us.

Long-term debt matures as follows:

Years Ending December 31,

2007	$630,565
2008	1,942,337
2009	104,887
2010	112,246
2011	120,121
2012	128,548

15.	Related Party Transaction

Professional fees - A law firm affiliated with one of our directors was paid legal fees of $139,000 and $147,000 for the years ended December 31, 2006 and 2005, respectively.

A director was paid a fee of $49,900 and $59,980 during the years ended December 31, 2006 and 2005, respectively, for consulting services in accordance with a consulting agreement. This agreement expired on October 31, 2006.

Guarantee - Under our revolving line of credit which was replaced in July 2006, our Chairman and CEO personally guaranteed the repayment of $2,500,000 of our revolving credit facility and was obligated on an unlimited wind-down guaranty. In consideration of this guaranty, we paid him $50,000 in 2005 and reimbursed him for all premiums paid by him on a $2,500,000 life insurance policy. Under our revolving line of credit entered into in July 2006, our Chairman and CEO is obligated on a unlimited wind-down guaranty as long as the loan is in effect. In consideration of this guaranty, he was paid $50,000 in 2006.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

16.	Income Taxes

We file a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The provision for income taxes is comprised of the following:

Years Ended December 31,	2006	2005

Current:
Federal	$42,000	$301,500
State	12,952	89,700
	54,952	391,200
Deferred:
Federal	278,000	11,400
State	83,000	3,400
	361,000	14,800
	$415,952	$406,000

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Years Ended December 31,	2006	2005

Computed Expected Tax Expense	34.00%	34.00%
State Taxes, net of federal benefit	5.79	5.74
Permanent Differences	5.21	5.28
Total Tax Expense	45.00%	45.02%

At December 31, 2006, we had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,589,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. We utilized net operating loss carryforwards of approximately $0 and $10,000 during the years ended December 31, 2006 and 2005, respectively, to offset current taxable income.

The tax effects of temporary differences which give rise to deferred tax assets at December 31, 2006 consist of the following:

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Deferred Tax Assets:
Net operating loss carryovers	$550,000
Provision for doubtful accounts	26,000
Allowance for loan losses	82,000
Amortization of intangible assets	91,000
Stock compensation expense	12,000
Gross Deferred Tax Assets	761,000

Deferred Tax Liabilities:
Interest on note	373,000
Depreciation	23,000
Prepaid expenses	33,000
Amortization of goodwill	156,000
Gross Deferred Tax Liabilities	585,000

Net Deferred Tax Assets Before Valuation Allowance	176,000
Less Valuation Allowance	(496,000)
Net Deferred Tax Liability	$(320,000)

17.	Commitments

Leases - We, and each of our affiliates, lease office space under noncancellable operating leases expiring at various dates through December 31, 2015. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

Years Ending December 31,

2007	$ 465,000
2008	377,000
2009	215,000
2010	151,000
2011	98,000
Thereafter	154,000

Rental expense approximated $548,000 and $515,000 for the years ended December 31, 2006 and 2005, respectively.

Employment agreement - During 2004, we amended our employment agreement with an officer, increasing the minimum salary to $350,000 per annum for the remainder of the agreement. The employment agreement also provides for discretionary bonuses and other perquisites commonly found in such agreements. During 2005, we amended the agreement with the officer, pursuant to which, among other things, the term of the agreement has been extended to April 1, 2007 and the officer shall be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Acquisition - In connection with the 2003 acquisition of AIA Acquisition Corp. ("AIA"), additional contingent cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during the 12 month period ending April 30, 2008 may be payable. The additional cash consideration cannot exceed $67,000.

Litigation - From time to time, we are involved in various lawsuits and claims incidental to our business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect our financial position.

18.	Mandatorily Redeemable Preferred Stock

On May 8, 2003, we issued 904 shares of $.01 par value 5.0% Series A Preferred Stock in connection with the acquisition of substantially all of the assets of AIA. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are cumulative and are payable in cash.

Each share of the Series A Preferred Stock is convertible at the option of the holder at any time into shares of our Common Stock, par value $.01 per share, at a conversion rate of $2.50 per share.

On January 15, 2005, the preferred stockholder converted 124 shares of Series A Preferred Stock into 49,600 shares of our Common Stock.

Subject to legal availability of funds, the Series A Preferred Stock was mandatorily redeemable by us for cash at its liquidation preference on April 30, 2007 (unless previously converted into our Common Stock). In March 2007, the holders of the Series A Preferred Stock agreed to exchange the Series A Preferred Stock for a new Series B Preferred Stock that is mandatorily redeemable by us for cash at its liquidation preference on April 30, 2008 (unless previously converted into our Common Stock). Redemption of the Series B Preferred Stock can occur prior to April 30, 2008 upon a substantial sale by us, as defined. The terms of the Series B Preferred Stock are the same as the Series A Preferred Stock with the exception of the redemption date.

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Series A Preferred Stock has been reported as a liability, and the preferred dividends have been classified as interest expense.

19.	Stockholders' Equity

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

Warrants - On July 10, 2003, in connection with the issuance of the subordinated debt, we issued warrants to purchase 105,000 shares of our Common Stock at an exercise price of $6.25 per share (the "Warrants"). The Warrants were valued at $147,000 and were being amortized as additional interest expense over the term of the associated debt. The Warrants were scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of our premium finance lender that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock from January 10, 2006 to September 30, 2007. The extension of the Warrants was valued at approximately $148,000 and is being amortized as additional interest expense over the extension period. In March 2007, holders of approximately $1,385,000 of the principal amount of the subordinated loan agreed to extend the maturity date of this loan from September 30, 2007 to September 30, 2008. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 90,000 shares of our common stock from September 30, 2007 to September 30, 2008.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

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

Effective January 1, 2006, our plans are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB 25, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC SAB No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, we accounted for similar transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as an expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB 25 and disclose certain pro forma amounts as if the fair value approach of SFAS 123 had been applied. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro forma disclosures in both the annual and interim financial statements. We complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

In adopting SFAS 123(R), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123.

As a result of the adoption of SFAS 123(R), our results for the year ended December 31, 2006 include share-based compensation expense totaling approximately $30,000 and a tax benefit of approximately $13,500. Such amounts have been included in the Consolidated Statement of Income within general and administrative expenses. Stock compensation expense and tax benefit recorded under APB 25 in the Consolidated Statements of Income for the year ended December 31, 2005 was $0.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award less an estimate for anticipated forfeitures.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2006 and 2005 was $1.46 and 1.85, respectively, per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, we took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2006 and 2005:

Years Ended December 31,	2006	2005

Dividend Yield	0.00%	0.00%
Volatility	123.23%	90.98%
Risk-Free Interest Rate	5.00%	4.29%
Expected Life	5 years	5 years

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

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is as follows:

Fixed Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	328,025	$2.09
Granted	20,000	1.77
Exercised	127,500	1.50
Expired	-	-
Forfeited	27,225	2.84
Outstanding, end of year	193,300	$2.34	1.65	207,610

Exercisable, end of year	173,608	$2.31	1.35	183,092

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices, that were lower than the $3.06 closing price of our common stock on December 29, 2006. The total intrinsic value of options exercised in the years ended December 31, 2006 and 2005 was $135,150 and $126,265, respectively, determined as of the date of exercise. We received cash proceeds from options exercised in the years ended December 31, 2006 and 2005 of approximately $191,000 and $60,000, respectively.

A summary of the status of our non-vested shares as of December 31, 2006 and the changes during the year ended December 31, 2006, is as follows:

	Options	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	30,788	$1.11
Granted	20,000	1.46
Vested	(16,321)	1.53
Forfeited	(14,775)	2.27
Nonvested at December 31, 2006	19,692	$1.86

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

As of December 31, 2006 and 2005, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $39,000 and $80,000, respectively. Unamortized compensation cost as of December 31, 2006 is expected to be recognized over a remaining weighted-average vesting period of 1.25 years. For the year ended December 31, 2006, the weighted average fair value of options exercised was $2.22.

The total fair value of shares vested during the year ended December 31, 2006 was $24,966.

Common shares reserved

Warrants	97,500

Stock Option Plan/Equity Participation Plan	682,000

20.	Business Segments

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

Year Ended December 31, 2006	Premium Finance	Insurance	Other (1)	Total
Revenues from External Customers	$3,960,223	$7,121,724	$-	$11,081,947
Interest Income	-	4,287	167	4,454
Interest Income-Notes Receivable	-	-	1,182,844	1,182,844
Interest Expense	809,776	83,116	461,436	1,354,328
Depreciation and Amortization	171,430	220,880	44,122	436,432
Segment Profit (Loss) before Income Taxes	721,081	1,235,740	(1,032,484)	924,337
Segment Profit (Loss)	396,595	679,656	(567,866)	508,385
Segment Assets	15,713,074	5,205,570	4,484,243	25,402,887

_____________ (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

Year Ended December 31, 2005	Premium Finance	Insurance	Other (1)	Total

Revenues from External Customers	$4,982,009	$7,036,599	$-	$12,018,608
Interest Income	-	705	18,225	18,930
Interest Expense	748,307	54,873	307,421	1,110,601
Depreciation and Amortization	200,278	154,410	49,479	404,523
Segment Profit (Loss) before Income Taxes	1,230,570	1,602,330	(1,931,140)	901,760
Segment Profit (Loss)	738,342	961,174	(1,203,756)	495,760
Segment Assets	18,014,122	3,618,894	877,071	22,510,087

____________ (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

21.	Major Insurance Company

At December 31, 2006, revenue from a major insurance company consisted of the following:

Company	% of Total Revenue	Segment

A	22%	Insurance

At December 31, 2005, revenue from a major insurance company consisted of the following:

Company	% of Total Revenue	Segment

A	22%	Insurance

22.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying values of cash, accounts receivables, finance contract receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt: The fair value of our long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on our assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2006 approximates fair value.

23.	Retirement Plan

Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to a maximum of $15,000 per year. We will match 25% of the employee's contribution up to 6%. Contributions for the years ended December 31, 2006 and 2005 approximated $17,000 and $17,000, respectively.

DCAP GROUP, INC. AND SUBSIDIARIES Notes to Financial Statements Two Years Ended December 31, 2006

24.	Supplementary Information - Statement of Cash Flows

Cash paid during the years for:

Years Ended December 31,	2006	2005

Interest	$1,311,408	$1,149,327

Income Taxes	$332,038	$751,791

During the year ended December 31, 2005, the holder of our Series A Preferred Stock converted 124 shares ($124,000 face value) into 49,600 shares of our Common Stock

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

DCAP GROUP, INC.
Dated: March 27, 2007	By:/s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	March 27, 2007
/s/ Morton L. Certilman Morton L. Certilman	Secretary and Director	March 27, 2007
/s/ Jay M. Haft Jay M. Haft	Director	March 27, 2007
/s/ David A. Lyons David A. Lyons	Director	March 27, 2007
/s/ Jack D. Seibald Jack D. Seibald	Director	March 27, 2007