Form 10QSB
period 2007-03-31
DCAP GROUP INC
filed 2007-05-11
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,962,024 shares as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes  No X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet - March 31, 2007 (Unaudited)

Condensed Consolidated Statements of Income - Three months ended March 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2007 and 2006 (Unaudited)

Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions made or to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under “Factors That May Affect Future Results and Financial Condition”.

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

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2007
Assets
Current Assets
Cash and cash equivalents		$1,047,343
Accounts receivable, net of allowance for doubtful accounts of $66,000		1,112,391
Finance contracts receivable	$16,252,948
Less: Deferred interest	(1,270,150)
Less: Allowance for finance receivable losses	(205,264)	14,777,534
Prepaid income taxes		188,294
Prepaid expenses and other current assets		189,379
Deferred income taxes		76,000
Total Current Assets		17,390,941

Property and Equipment, net		367,664
Goodwill		2,601,257
Other Intangibles, net		315,603
Notes Receivable, net		4,207,284
Deposits and Other Assets		230,440
Total Assets		$25,113,189

Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$10,165,638
Accounts payable and accrued expenses		878,151
Premiums payable		3,533,023
Current portion of long-term debt		655,800
Other current liabilities		234,295
Total Current Liabilities		15,466,907

Long-Term Debt		2,283,226
Deferred Income Tax		396,000
Mandatorily Redeemable Preferred Stock		780,000

Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,738,947		37,390
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,737,224
Deficit		(4,409,003)
		7,365,611
Treasury stock, at cost, 776,923 shares		(1,178,555)
Total Stockholders’ Equity		6,187,056
Total Liabilities and Stockholders’ Equity		$25,113,189

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended March 31,	2007	2006

Revenues:
Commissions and fees	$1,613,239	$1,893,177
Premium finance revenue	790,695	974,513
Total Revenues	2,403,934	2,867,690

Operating Expenses:
General and administrative expenses	2,062,821	2,289,509
Provision for finance receivable losses	163,056	169,625
Depreciation and amortization	96,458	111,304
Premium finance interest expense	165,818	189,097
Total Operating Expenses	2,488,153	2,759,535

Operating (Loss) Income	(84,219)	108,155

Other (Expense) Income:
Gain on sale of book of business	62,467	-
Interest income	1,353	1,358
Interest income - notes receivable	324,298	212,293
Interest expense	(132,705)	(100,872)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,750)
Total Other Income	245,663	103,029

Income Before Provision for Income Taxes	161,444	211,184

Provision for Income Taxes	72,650	84,404

Net Income	$88,794	$126,780

Net Income Per Common Share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Weighted Average Number of Shares Outstanding
Basic	2,941,491	2,866,746
Diluted	3,283,525	3,238,861

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2007	2006

Cash Flows From Operating Activities:
Net income	$88,794	$126,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,458	111,304
Accretion of discount on notes receivable	(246,951)	(164,637)
Amortization of warrants	19,305	19,611
Stock based payments	5,000	10,000
Gain on sale of book of business	(62,467)	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	334,590	286,483
Prepaid expenses and other current assets	(92,424)	(10,318)
Deposits and other assets	2,172	(107,694)
Increase (decrease) in liabilities:
Premiums payable	470,774	675,051
Accounts payable and accrued expenses	(135,030)	302,433
Taxes payable	73,109	(201,399)
Other current liabilities	68,149	(3,801)
Net Cash Provided by Operating Activities	621,479	1,043,813

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable - net	321	(1,702,770)
Decrease in notes and other receivables - net	35,663	4,870
Purchase of notes	-	(1,771,707)
Proceeds from sale of book of business	63,000	-
Purchase of agencies	-	(832,654)
Purchase of property and equipment	(51,825)	(10,135)
Net Cash Provided by (Used in) Investing Activities	47,159	(4,312,394)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(130,000)	-
Proceeds from revolving credit line	10,293,546	15,457,856
Payments on revolving credit line	(11,080,253)	(12,979,566)
Proceeds from exercise of stock options	99,000	191,250
Net Cash (Used in) Provided by Financing Activities	(817,707)	2,669,540

Net Decrease in Cash and Cash Equivalents	(149,069)	(599,041)
Cash and Cash Equivalents, beginning of period	1,196,412	1,961,489
Cash and Cash Equivalents, end of period	$1,047,343	$1,362,448

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Note payable issued for purchase of notes receivable	$-	$1,303,434
Note payable issued for purchase of agencies	$-	$550,371

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of co-op advertising expense. We are obligated to provide marketing and training support to each franchisee. During the three months ended March 31, 2007 and 2006, approximately $50,000 and $0, respectively, was recognized as initial franchise fee income.

Automobile club dues are recognized equally over the contract period.

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.6% per annum for the three months ended March 31, 2007 and 2006, respectively.

Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c.	Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2007 and 2006, the provision for finance receivable losses was $163,056 and $169,625, respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $169,819 and $150,519, respectively.

d. Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of $43,160 and $29,785 in such costs was incurred during the three months ended March 31, 2007 and 2006, respectively.

e. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2006 to conform to the classifications used for the three months ended March 31, 2007.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2007	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,613,239	$790,695	$-	$2,403,934
Interest income	1,269	-	84	1,353
Interest income - notes receivable	-	-	324,298	324,298
Interest expense	31,070	165,818	111,385	308,273
Depreciation and amortization	59,870	25,469	11,119	96,458
Segment profit (loss) before income taxes	238,087	68,846	(145,489)	161,444
Segment profit (loss)	130,948	37,865	(80,019)	88,794
Segment assets	4,986,760	15,410,643	4,715,786	25,113,189
______________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended March 31, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,893,177	$974,513	$-	$2,867,690
Interest income	1,273	-	85	1,358
Interest expense - notes receivable	-	-	212,293	212,293
Interest expense	23,111	189,097	87,511	299,719
Depreciation and amortization	54,027	46,985	10,292	111,304
Segment profit (loss) before income taxes	340,354	134,931	(264,101)	211,184
Segment profit (loss)	204,282	80,958	(158,460)	126,780
Segment assets	4,674,796	19,563,487	3,898,762	28,137,045
________________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Employee Stock Compensation

In November 1998, we adopted the 1998 Stock Option Plan, which provides for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 of our common shares were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of common shares authorized to be issued pursuant to the 1998 Stock Option Plan to 750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

In December 2005, our shareholders ratified the adoption of the 2005 Equity Participation Plan, which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under this plan, a maximum of 300,000 common shares may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under this plan.

Our results for the three month periods ended March 31, 2007 and 2006 include share-based compensation expense totaling approximately $5,000 and $10,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

We did not grant any options under either plan during the three months ended March 31, 2007 or 2006.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	193,300	$2.09	-	-

Granted	-	-	-	-

Exercised	(66,000)	$1.50	-	-

Forfeited/expired			-	-

Outstanding at March 31, 2007	127,300	$2.78	2.07	$53,500

Vested and Exercisable at March 31, 2007	110,017	$2.81	1.75	$45,758

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $2.40 closing price of our common shares on March 31, 2007. We received cash proceeds from options exercised in the three months ended March 31, 2007 and 2006 of approximately $99,000 and $191,000, respectively.

As of March 31, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $37,000. Unamortized compensation cost as of March 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 1.15 years.

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock.

The reconciliation for the three months ended March 31, 2007 and 2006 is as follows:

Three Months Ended March 31,	2007	2006

Weighted Average Number of Shares Outstanding	2,941,491	2,866,746
Effect of Dilutive Securities, common share equivalents	342,034	372,115
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,283,525	3,238,861

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Three Months Ended March 31,	2007	2006

Net Income	$88,794	$126,780
Interest Expense on Dilutive Convertible Preferred Shares	9,750	9,750
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$98,544	$136,530

6.	Extension of Maturity Date of Subordinated Debt

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

7.	Exchange of Preferred Shares

Effective March 23, 2007, the holder of our Series A preferred shares exchanged such shares for an equal number of Series B preferred shares. The terms of the Series B preferred shares are identical to those of the Series A preferred shares, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares).

8.	Sale of Book of Business

In March 2007, we sold the book of business of one of our stores for $63,000 in cash. The sale resulted in a gain of $62,467.

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

The stores receive commissions from insurance companies for their services. We receive fees from the franchised locations in connection with their use of the DCAP name. Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed below, Commercial Mutual Insurance Company is seeking to convert from an advance premium insurance company to a stock property and casualty insurance company. In the event of such conversion, the surplus notes issued by Commercial Mutual and held by us may be converted into a controlling equity interest in Commercial Mutual.

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

Franchise fee income is recognized when substantially all of our contractual requirements under the franchise agreement are completed.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.5% and 26.6% per annum for the three months ended March 31, 2007 and 2006, respectively. Delinquency fees are earned when collected. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2007 and 2006, the provision for finance receivables losses was approximately $163,056 and $169,625, respectively, and actual principal write-offs for such periods (net recoveries of previous write-offs) were approximately $169,819 and $150,519, respectively. If our provision for finance receivable losses was understated by 15% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the three months ended March 31, 2007 and 2006.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2007.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black Scholes Merton option pricing model (the “Black Scholes model”) and is recognized as expense ratably over the requisite service period. The Black Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Income Taxes

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. We measure tax benefits in our financial statements from such a position as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The impact on our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

Results of Operations

Our net income for the three months ended March 31, 2007 was $88,794 as compared to $126,780 for the three months ended March 31, 2006.

During the three months ended March 31, 2007, revenues from our insurance-related operations were $1,613,239 as compared to $1,893,177 for the three months ended March 31, 2006. The revenue decrease of $279,938 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006. Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Premium finance revenues decreased $183,818 during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This decrease is a direct result of the decrease in the number of policies sold as discussed in the paragraph above.

Our general and administrative expenses for the three months ended March 31, 2007 were $226,688 less than for the three months ended March 31, 2006. This decrease was primarily due to a reduction in variable compensation paid to employees due to a reduction in policies sold, no bonus, if any, having as yet been determined for our Chief Executive Officer during the first quarter of 2007 (a bonus was provided during the first quarter of 2006) and a decrease in fees paid to service our premium finance operations, offset by an increase in advertising expenses.

Our provision for finance receivable losses for the first quarter of 2007 was $6,569 less than for the first quarter of 2006. This was the result of a lower provision for finance receivable losses in the first quarter of 2007 caused by a decrease in volume, offset by greater write off of principal amounts of our finance contracts receivable in 2007 as compared to 2006.

Our depreciation and amortization expense for the three months ended March 31, 2007 was $14,846 less than for the three months ended March 31, 2006. This decrease was primarily the result of reducing our deferred debt expense asset (which is the basis for a portion of our amortization expense) when we reduced our revolving credit line in July 2006.

Our premium finance interest expense during the three months ended March 31, 2007 was $23,279 less than for the three months ended March 31, 2006. This decrease was the result of a decrease in the average outstanding balance of our revolving credit line for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Our interest income - notes receivable for the three months ended March 31, 2007 was $112,005 more than for the three months ended March 31, 2006. On January 31, 2006, we purchased surplus notes of Commercial Mutual Insurance Company. We recorded two months of interest in the first quarter of 2006 as compared to three months of interest in the first quarter of 2007.

Our interest expense for the three months ended March 31, 2007 was $31,833 more than for the three months ended March 31, 2006. This increase was the result of borrowings against our revolving credit line to pay off the promissory note given in connection with the purchase of the Commercial Mutual surplus notes.

During the three months ended March 31, 2007, our provision for income taxes was $72,650 as opposed to $84,404 for the three months ended March 31, 2006. This was due primarily to the lower income before income taxes in 2007.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $238,087 during the three months ended March 31, 2007 as compared to a net profit before income taxes of $340,354 during the three months ended March 31, 2006. This decrease was primarily due to decreased revenues, offset by a reduction in variable compensation paid on commissions generated and the gain on the sale of the book of business of one of our stores. Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $68,846 during the three months ended March 31, 2007 as compared to a net profit before income taxes of $134,931 during the three months ended March 31, 2006. The decrease was primarily due to reduced premium finance revenue in 2007, offset by a reduction in fees paid to service our premium finance operations. Loss before income taxes from corporate-related items not allocable to reportable segments was $145,489 during the three months ended March 31, 2007 as compared to $264,101 during the three months ended March 31, 2006. This decrease was primarily due to an increase in interest income-notes receivable related to the purchase of the surplus notes issued by Commercial Mutual, and the absence of a bonus determination for our Chief Executive Officer during the initial quarter of 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had $1,047,343 in cash and cash equivalents and working capital of $1,924,034. As of December 31, 2006, we had $1,196,412 in cash and cash equivalents and working capital of $2,031,120.

During the three months ended March 31, 2007, our cash and cash equivalents decreased by $149,069. This was due primarily to the following:

•
Net cash provided by operating activities during the three months ended March 31, 2007 was $621,479 primarily due to the following: (i) a decrease in accounts receivable of $334,590 and an increase in premiums payable of $470,774, offset by (ii) the accretion of discount on notes receivable of $246,951. The decrease in accounts receivable is primarily the result of a January 2007 payment of a revenue accrual from an insurance company, which did not continue in 2007 and the conversion of certain amounts from franchisees into notes receivable. The increase in premiums payable is the result of our financing more policies in March 2007 than in December 2006.

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

•
Net cash used in financing activities during the three months ended March 31, 2007 was $817,707 primarily due to the following: (i) proceeds of $10,293,546 from our revolving credit line with Manufacturers and Traders Trust Company (“M&T”) for premium finance purposes and for the purchase of the surplus notes issued by Commercial Mutual Insurance Company, offset by (ii) payments of $11,080,253 on the revolving credit line.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006, which replaced our revolving line of credit agreement with M&T dated December 27, 2004. The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on June 30, 2008 and is secured by substantially all of our assets. We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of March 31, 2007, $10,165,638 was outstanding under the line. As of March 31, 2007, of the $16,252,948 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $12,887,318 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes. Any draws against this line bear interest at LIBOR plus 2.75%. As of July 28, 2006, we made our first draw of $1,300,000 against the term line. The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006. The remaining principal balance is payable on June 30, 2008. Interest is payable monthly.

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

Commercial Mutual Insurance Company

On January 31, 2006, we purchased $3,750,000 of surplus notes issued by Commercial Mutual Insurance Company for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum. The promissory note was paid in full on July 28, 2006. Accrued but unpaid interest on the surplus notes totaled $1,794,688 at the time of the purchase.

In March 2007, Commercial Mutual’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company. In the event the conversion occurs, we may be able to convert the surplus notes we hold into a controlling equity interest in Commercial Mutual.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

	3(a)	Restated Certificate of Incorporation[1]

	3(b)	Certificate of Designation of Series A Preferred Stock[2]

	3(c)	Certificate of Designation of Series B Preferred Stock[3]

	3(d)	By-laws, as amended[4]

	31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.
2
   Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.
3 Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.
4 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Date: May 11, 2007	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President (Principal Executive, Financial and Accounting Officer)