Form 10QSB
period 2007-06-30
DCAP GROUP INC
filed 2007-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
 (Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,970,524 shares as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes        No   X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – June 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income - Six months ended June 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Income – Three months ended June 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Six months ended June 30, 2007 and 2006 (Unaudited)

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

PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
June 30, 2007

Assets
Current Assets
Cash and cash equivalents		$950,142
Accounts receivable, net of allowance for doubtful accounts of $20,000		1,014,244
Finance contracts receivable	$15,322,568
Less: Deferred interest	(1,183,535)
Less: Allowance for finance receivable losses	(193,705)	13,945,328
Prepaid expenses and other current assets		162,248
Deferred income taxes		76,000
Total Current Assets		16,147,962

Property and Equipment, net		505,389
Goodwill		2,601,257
Other Intangibles, net		290,260
Notes Receivable, net		4,531,582
Deposits and Other Assets		219,704
Total Assets		$24,296,154
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit line		$9,858,960
Accounts payable and accrued expenses		726,146
Premiums payable		3,072,612
Current portion of long-term debt and lease obligations		743,320
Mandatorily redeemable preferred stock		780,000
Other current liabilities		155,507
Total Current Liabilities		15,336,545

Long-Term Debt and Capital Lease Obligations		2,148,695
Deferred Income Tax		477,623

Commitments

Stockholders’ Equity:
Common stock, $.01 par value; authorized 10,000,000 shares issued 3,747,447		37,475
Preferred stock; $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding		-
Capital in excess of par		11,755,339
Deficit		(4,273,743)
		7,518,071
Treasury stock, at cost, 781,423 shares		(1,185,780)
Total Stockholders’ Equity		6,333,291
Total Liabilities and Stockholders’ Equity		$24,296,154

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended June 30,	2007	2006

Revenues:
Commissions and fees	$3,126,859	$3,753,230
Premium finance revenue	1,641,868	2,146,701
Total Revenues	4,768,727	5,899,931

Operating Expenses:
General and administrative expenses	4,013,228	4,603,965
Provision for finance receivable losses	275,610	327,942
Depreciation and amortization	188,619	224,621
Premium finance interest expense	332,980	407,550
Total Operating Expenses	4,810,437	5,564,078

Operating (Loss) Income	(41,710)	335,853

Other Income (Expense):
Interest income	3,908	2,282
Interest income – notes receivable	648,597	534,247
Interest expense	(249,691)	(254,664)
Interest expense – mandatorily redeemable preferred stock	(19,500)	(19,500)
Gain on sale of stores	65,767	81,105
Total Other Income (Expense)	449,081	343,470

Income Before Provision for Income Taxes	407,371	679,323

Provision for Income Taxes	183,317	271,729

Net Income	$224,054	$407,594

Net Income Per Common Share:
Basic	$0.08	$0.14
Diluted	$0.07	$0.13

Weighted Average Number of Shares Outstanding
Basic	2,954,538	2,881,466
Diluted	3,284,096	3,243,846

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended June 30,	2007	2006

Revenues:
Commissions and fees	$1,513,620	$1,860,052
Premium finance revenue	851,173	1,172,188
Total Revenues	2,364,793	3,032,240

Operating Expenses:
General and administrative expenses	1,950,407	2,314,456
Provision for finance receivable losses	112,554	158,317
Depreciation and amortization	92,161	113,317
Premium finance interest expense	167,162	218,452
Total Operating Expenses	2,322,284	2,804,542

Operating Income	42,509	227,698

Other Income (Expense):
Interest income	2,555	923
Interest income – notes receivable	324,299	321,955
Interest expense	(116,986)	(153,792)
Interest expense – mandatorily redeemable preferred stock	(9,750)	(9,750)
Gain on sale of store	3,300	81,105
Total Other Income (Expense)	203,418	240,441

Income Before Provision for Income Taxes	245,927	468,139

Provision for Income Taxes	110,667	187,325

Net Income	$135,260	$280,814

Net Income Per Common Share:
Basic	$0.05	$0.10
Diluted	$0.04	$0.09

Weighted Average Number of Shares Outstanding
Basic	2,967,442	2,896,024
Diluted	3,284,523	3,248,668

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2007	2006
Cash Flows from Operating Activities:
Net income	$224,054	$407,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,618	224,621
Bad debt expense	-	1,200
Deferred income taxes	183,317	-
Accretion of discount on notes receivable	(493,902)	(411,592)
Amortization of warrants	26,757	38,916
Stock-based payments	10,000	10,000
Gain on sale of store	(65,767)	(81,105)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	432,737	380,320
Prepaid expenses and other current assets	(65,293)	13,444
Deposits and other assets	(150,536)	(67,689)
Increase (decrease) in liabilities:
Premiums payable	10,363	(592,694)
Accounts payable and accrued expenses	(287,036)	261,280
Taxes payable	159,709	(18,174)
Other current liabilities	(10,638)	(24,429)
Net Cash Provided by Operating Activities	162,383	131,692

Cash Flows from Investing Activities:
Decrease (increase) in finance contracts receivable – net	832,527	(1,071,130)
Decrease in notes and other receivables – net	93,394	9,852
Purchase of notes	-	(1,771,701)
Proceeds from sale of stores	66,300	-
Purchase of agencies	-	(832,654)
Purchase of property and equipment	(136,179)	(40,238)
Net Cash Provided by (Used in) Investing Activities	856,042	(3,705,877)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(283,509)	-
Proceeds from revolving credit line	20,447,842	28,307,721
Payments on revolving credit line	(21,541,228)	(25,887,220)
Proceeds from exercise of stock options	112,200	191,250
Net Cash (Used in) Provided by Financing Activities	(1,264,695)	2,611,751

Net Decrease in Cash and Cash Equivalents	(246,270)	(962,434)
Cash and Cash Equivalents, beginning of period	1,196,412	1,961,489
Cash and Cash Equivalents, end of period	$950,142	$999,055

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Note payable issued for purchase of notes receivable		$1,303,434
Note payable issued for purchase of agencies		$522,949
Capital lease obligations	$89,818

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed.  Franchisees also pay a monthly franchise fee plus an applicable percentage of co-op advertising expense.  We are obligated to provide marketing and training support to each franchisee.  During the six months ended June 30, 2007 and 2006, approximately $110,000 and $25,000, respectively, was recognized as initial franchise fee income.

Automobile club dues are recognized equally over the contract period.

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.4% and 26.5% per annum for the six months ended June 30, 2007 and 2006, respectively.

Delinquency fees are earned when collected.  Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c.           Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed.  No credit checks are made prior to the decision to extend credit to a customer.  Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue.  We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used.  For the six months ended June 30, 2007 and 2006, the provision for finance receivable losses was $275,610 and $327,942, respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $301,441 and $299,296, respectively.

d.           Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years.  A total of $45,684 and $-0- in such costs was incurred during the six months ended June 30, 2007 and 2006, respectively.

e.           Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the six and three months ended June 30, 2006 to conform to the classifications used for the six and three months ended June 30, 2007.

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

Summarized financial information concerning our reportable segments for the six months ended June 30, 2007 and 2006 is shown in the following tables:

Six Months Ended June 30, 2007	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$3,126,859	$1,641,868	$-	$4,768,727
Interest income	2,933	-	975	3,908
Interest income –notes receivable	-	-	648,597	648,597
Interest expense	40,553	332,980	228,638	602,171
Depreciation and amortization	116,274	50,938	21,407	188,619
Segment profit (loss) before income taxes	402,999	241,886	(237,514)	407,371
Segment profit (loss)	221,649	133,037	(130,632)	224,054
Segment assets	4,789,307	14,597,126	4,909,721	24,296,154
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Six Months Ended June 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$3,753,230	$2,146,701	$-	$5,899,931
Interest income	2,172	-	110	2,282
Interest income –notes receivable	-	-	534,247	534,247
Interest expense	46,619	407,550	227,545	681,714
Depreciation and amortization	110,492	93,342	20,787	224,621
Segment profit (loss) before income taxes	750,450	410,431	(481,558)	679,323
Segment profit (loss)	450,270	246,259	(288,935)	407,594
Segment assets	4,722,707	18,483,913	3,901,497	27,083,114
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Summarized financial information concerning our reportable segments for the three months ended June 30, 2007 and 2006 is shown in the following tables:

Three Months Ended June 30, 2007	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,513,620	$851,173	$-	$2,364,793
Interest income	1,664	-	891	2,555
Interest income –notes receivable	-	-	324,299	324,299
Interest expense	19,275	167,162	107,461	293,898
Depreciation and amortization	56,404	25,469	10,288	92,161
Segment profit (loss) before income taxes	164,912	173,040	(92,025)	245,927
Segment profit (loss)	90,701	95,172	(50,613)	135,260
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended June 30, 2006	Insurance	Premium Finance	Other (1)	Total

Revenues from external customers	$1,860,052	$1,172,188	$-	$3,032,240
Interest income	898	-	25	923
Interest income –notes receivable	-	-	321,955	321,955
Interest expense	23,508	218,452	140,034	381,994
Depreciation and amortization	56,465	46,357	10,495	113,317
Segment profit (loss) before income taxes	410,097	295,782	(237,740)	468,139
Segment profit (loss)	245,988	177,469	(142,844)	280,814
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

4.	Employee Stock Compensation

In November 1998, we adopted the 1998 Stock Option Plan, which provides for the issuance of incentive stock options and nonstatutory stock options. Under this plan, options to purchase not more than 400,000 of our common shares were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of common shares authorized to be issued pursuant to the 1998 Stock Option Plan to 750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to nonstatutory options granted under this plan.

In December 2005, our shareholders ratified the adoption of the 2005 Equity Participation Plan, which provides for the issuance of incentive stock options, nonstatutory stock options and restricted stock. Under this plan, a maximum of 300,000 common shares may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to nonstatutory options, and the vesting provisions for restricted stock, granted under this plan.

Our results for the six and three month periods ended June 30, 2007 include share-based compensation expense totaling $10,000 and $5,000, respectively.  Our results for the six and three months ended June 30, 2006 include share-based compensation expense totaling approximately $20,000 and $10,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

We did not grant any options under either plan during the six and three months ended June 30, 2007 or 2006.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	193,300	$2.09	-	-
Granted	-	-	-	-
Exercised	(74,500)	$1.51	-	-
Forfeited/expired	(39,500)	$1.53	-	-
Outstanding at June 30, 2007	79,300	$3.29	2.44	$19,660
Vested and Exercisable at June 30, 2007	70,369	$3.62	1.75	$14,035

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $2.68 closing price of our common shares on June 30, 2007.  We received cash proceeds from options exercised in the six months ended June 30, 2007 and 2006 of approximately $112,000 and $191,000, respectively.

As of June 30, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $17,000. Unamortized compensation cost as of June 30, 2007 is expected to be recognized over a remaining weighted-average vesting period of .70 years.

5.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented.  The inclusion of such options and warrants in the computation of diluted earnings per share would have been anti-dilutive.  The number of excluded options and warrants were 149,800 for the three and six months ended June 30, 2007 and 158,000 for the three and six months ended June 30, 2006.

The reconciliation is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Weighted Average Number of Shares Outstanding	2,954,538	2,881,466	2,967,442	2,896,024
Effect of Dilutive Securities, Common Share Equivalents	329,558	362,380	317,081	352,644
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,284,096	3,243,846	3,284,523	3,248,668

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net Income	$224,054	$407,594	$135,260	$280,814
Interest Expense on Dilutive Convertible Preferred Shares	19,500	19,500	9,750	9,750
Net Income Available to Common Shareholders for Diluted Earnings Per Share	$243,554	$427,094	$145,010	$290,564

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

Effective March 23, 2007, the holder of our Series A preferred shares exchanged such shares for an equal number of Series B preferred shares. The terms of the Series B preferred shares are identical to those of the Series A preferred shares, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares).  Such shares have been classified as a current liability at June 30, 2007 since they are due within one year.

8. Sale of Book of Business

In March 2007, we sold the book of business of one of our stores for $63,000 in cash.  The sale resulted in a gain of $62,467.

9. Treasury Stock

In June 2007, a shareholder tendered common shares to settle an obligation due us approximating $7,200.  The tendered shares were recorded as an increase in treasury stock, valued at the balance of the obligation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

There are 71 store locations owned or franchised by us of which 66 are located in New York State.  In the New York metropolitan area, there are 44 DCAP franchises.  There are also 17 Barry Scott locations and five Accurate locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania.  All of the Barry Scott, Atlantic Insurance and Accurate locations are wholly-owned by us.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest.  The deferred interest is amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.4% and 26.5% per annum for the six months ended June 30, 2007 and 2006, respectively.  Delinquency fees are earned when collected.  Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue.  We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the six months ended June 30, 2007 and 2006, the provision for finance receivable losses was $275,610 and $327,942, respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $301,441 and $299,296, respectively.   If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the six months ended June 30, 2007 and 2006.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at June 30, 2007.

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

Results of Operations

Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006

Our net income for the six months ended June 30, 2007 was $224,054 as compared to $407,594 for the six months ended June 30, 2006.

During the six months ended June 30, 2007, revenues from our insurance-related operations were $3,126,859 as compared to $3,753,230 for the six months ended June 30, 2006.  The revenue decrease of $626,371 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Premium finance revenues decreased $504,833 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  This decrease is a direct result of the decrease in the number of policies sold as discussed in the paragraph above.

Our general and administrative expenses for the six months ended June 30, 2007 were $590,737 less than for the six months ended June 30, 2006.  This decrease was primarily due to a reduction in personnel at our premium finance operation, a reduction in variable compensation paid to employees due to a reduction in policies sold at our insurance related operations, no bonus, if any, having as yet been determined for our Chief Executive Officer during the first six months of 2007 (a bonus was provided during the first six months of 2006) and a decrease in fees paid to service our premium finance operations, offset by an increase in advertising expenses.

Our provision for finance receivable losses for the first six months of 2007 was $52,332 less than for the first six months of 2006.  This was the result of a lower provision for finance receivable losses in the first six months of 2007 caused by a decrease in volume.

Our premium finance interest expense during the six months ended June 30, 2007 was $74,570 less than for the six months ended June 30, 2006.  This decrease was the result of a decrease in the average outstanding balance of our revolving credit line for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Our interest income – notes receivable for the six months ended June 30, 2007 was $114,350 more than for the six months ended June 30, 2006. On January 31, 2006, we purchased surplus notes of Commercial Mutual Insurance Company.  We recorded five months of interest in the first six months of 2006 as compared to six months of interest in the first six months of 2007.

During the six months ended June 30, 2007, our provision for income taxes was $183,317 as opposed to $271,729 for the six months ended June 30, 2006.  This was due primarily to the lower income before income taxes in 2007.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $402,999 during the six months ended June 30, 2007 as compared to a net profit before income taxes of $750,450 during the six months ended June 30, 2006.  This decrease was primarily due to decreased revenues, offset by a reduction in variable compensation paid on commissions generated and the gain on the sale of the book of business of one of our stores.  Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $241,886 during the six months ended June 30, 2007 as compared to a net profit before income taxes of $410,431 during the six months ended June 30, 2006.  The decrease was primarily due to reduced premium finance revenue in 2007, offset by a reduction in personnel and fees paid to service our premium finance operations.  Loss before income taxes from corporate-related items not allocable to reportable segments was $237,514 during the six months ended June 30, 2007 as compared to $481,558 during the six months ended June 30, 2006.  This decrease was primarily due to an increase in interest income-notes receivable related to the purchase of the surplus notes issued by Commercial Mutual, and the absence of a bonus determination for our Chief Executive Officer during the first six months of 2007.

Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006

Our net income for the three months ended June 30, 2007 was $135,260 as compared to $280,814 for the three months ended June 30, 2006.

During the three months ended June 30, 2007, revenues from our insurance-related operations were $1,513,620 as compared to $1,860,052 for the three months ended June 30, 2006.  The revenue decrease of $346,432 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Premium finance revenues decreased $321,015 during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  This decrease is a direct result of the decrease in the number of policies sold as discussed in the paragraph above.

Our general and administrative expenses for the three months ended June 30, 2007 were $364,049 less than for the three months ended June 30, 2006.  This decrease was primarily due to a reduction in personnel at our premium finance operation, a reduction in variable compensation paid to employees due to a reduction in policies sold at our insurance related operations, no bonus, if any, having as yet been determined for our Chief Executive Officer during the first second quarter of 2007 (a bonus was provided during the second quarter of 2006), a decrease in fees paid to service our premium finance operations and a decrease in advertising expenses.

Our provision for finance receivable losses for the three months ended June 30, 2007 was $45,763 less than for the three months ended June 30, 2006.  This was the result of a lower provision for finance receivable losses in 2007 caused by a decrease in volume.

Our premium finance interest expense during the three months ended June 30, 2007 was $51,290 less than for the three months ended June 30, 2006.  This decrease was the result of a decrease in the average outstanding balance of our revolving credit line for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

During the three months ended June 30, 2007, our provision for income taxes was $110,667 as opposed to $187,325 for the three months ended June 30, 2006.  This was due primarily to the lower income before income taxes in 2007.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $164,912 during the three months ended June 30, 2007 as compared to a net profit before income taxes of $410,097 during the three months ended June 30, 2006.  This decrease was primarily due to decreased revenues, offset by a reduction in variable compensation paid on commissions generated and a decrease in advertising expenses.  Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $173,040 during the three months ended June 30, 2007 as compared to a net profit before income taxes of $ 295,782 during the three months ended June 30, 2006.  The decrease was primarily due to reduced premium finance revenue in 2007, offset by a reduction in personnel and fees paid to service our premium finance operations.  Loss before income taxes from corporate-related items not allocable to reportable segments was $92,025 during the three months ended June 30, 2007 as compared to $237,740 during the three months ended June 30, 2006.  This decrease was primarily due to a decrease in compensation expense, including the absence of a bonus determination for our Chief Executive Officer during the three months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $950,142 in cash and cash equivalents and working capital of $811,417.  As of December 31, 2006, we had $1,196,412 in cash and cash equivalents and working capital of $2,031,120.

During the six months ended June 30, 2007, our cash and cash equivalents decreased by $246,270.  This was due primarily to the following:

•
Net cash provided by operating activities during the six months ended June 30, 2007 was $162,383 primarily due to the following:  (i) a decrease in accounts receivable of $432,737 offset by (ii) the accretion of discount on notes receivable of $493,902.  The decrease in accounts receivable is primarily the result of a January 2007 payment of a revenue accrual from an insurance company, which did not continue in 2007 and the conversion of certain amounts from franchisees into notes receivable.

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

•
Net cash provided by investing activities during the six months ended June 30, 2007 was $856,042 primarily due to a decrease in finance contracts receivable of $832,527. This reduction was caused by the financing of fewer insurance policies in 2007 than in 2006.

•
Net cash used in financing activities during the six months ended June 30, 2007 was $1,264,695 primarily due to the following: (i) payments of $21,541,228 on our revolving credit line with Manufacturers and Traders Trust Company (“M&T”) for premium finance purposes, offset by  proceeds of $20,447,842 from the revolving credit line.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006, which replaced our revolving line of credit agreement with M&T dated December 27, 2004.  The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on June 30, 2008 and is secured by substantially all of our assets.  We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of June 30, 2007, $9,858,960 was outstanding under the line.  As of June 30, 2007, of the $15,322,568 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $12,414,022 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance is payable on June 30, 2008.  Interest is payable monthly.

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

Effective March 23, 2007, the holder of our Series A preferred shares exchanged such shares for an equal number of Series B preferred shares. The Series B preferred shares are mandatorily redeemable on April 30, 2008.

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

(a)  Not applicable
(b)  Not applicable
(c)       Issuer repurchases during the quarter:

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/07 – 4/30/07	-	-	-	-
5/1/07 – 5/31/07	-	-	-	-
6/1/07 – 6/30/07	4,500	$1.61	-	-
Total	4,500	$1.61	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

	3(a)	Restated Certificate of Incorporation[1]

	3(b)	Certificate of Designation of Series A Preferred Stock[2]

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

DCAP GROUP, INC.
Dated: August 13, 2007	By: /s/ Barry B. Goldstein Barry B. Goldstein President (Principal Executive, Financial and Accounting Officer)