Form 10QSB
period 2007-09-30
DCAP GROUP INC
filed 2007-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
 (Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,969,024 shares as of October 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes         No   X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – September 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income - Nine months ended September 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Income – Three months ended September 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Nine months ended September 30, 2007 and 2006 (Unaudited)

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

Item 1.                      FINANCIAL STATEMENTS

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2007

Assets
Current Assets:
Cash and cash equivalents		$1,000,725
Accounts receivable, net of allowance for
doubtful accounts of $20,000		878,761
Finance contracts receivable	$14,732,316
Less: Deferred Interest	(1,122,336)
Less: Allowance for doubtful accounts	(186,457)	13,423,523
Prepaid expenses and other current assets		418,291
Deferred income taxes		76,000
Total Current Assets		15,797,300

Property and Equipment, net		465,576
Goodwill		2,601,257
Other Intangibles, net		268,042
Notes Receivable, net		4,854,318
Deposits and Other Assets		170,969
Total Assets		$24,157,462

Liabilities and Stockholders' Equity
Current Liabilities:
Revolving credit line		$9,601,676
Accounts payable and accrued expenses		686,896
Premiums payable		3,247,542
Current portion of long-term debt and capital lease obligations		2,091,263
Mandatorily redeemable preferred stock		780,000
Other current liabilities		153,677
Total Current Liabilities		16,561,054

Long-Term Debt and Capital Lease Obligations		653,971
Deferred Income Taxes		532,201

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,750,447		37,505
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding
Capital in excess of par		11,773,130
Deficit		(4,214,619)
		7,596,016
Treasury stock, at cost, 781,423 shares		(1,185,780)
Total Stockholders' Equity		6,410,236
Total Liabilities and Stockholders' Equity		$24,157,462

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended September 30,	2007	2006

Revenues:
Commissions and fees	$4,486,855	$5,390,085
Premium finance revenue	2,419,506	3,085,956
Total Revenues	6,906,361	8,476,041

Operating Expenses:
General and administrative expenses	5,849,432	6,724,954
Provision for finance receivable losses	396,065	496,456
Depreciation and amortization	287,430	319,302
Premium finance interest expense	498,519	604,219
Total Operating Expenses	7,031,446	8,144,931

Operating (Loss) Income	(125,085)	331,110

Other (Expense) Income:
Interest income	7,175	3,531
Interest income - notes receivable	971,333	858,546
Interest expense	(368,713)	(388,872)
Interest expense - mandatorily redeemable preferred stock	(29,250)	(29,250)
Gain on sale of stores	65,767	81,105
Total Other Income	646,312	525,060

Income Before Provision for Income Taxes	521,227	856,170

Provision for Income Taxes	238,049	342,468

Net Income	$283,178	$513,702

Net Income Per Common Share:
Basic	$0.10	$0.18

Diluted:	$0.10	$0.17

Weighted Average Number of Shares Outstanding:
Basic	2,962,683	2,886,372

Diluted	3,288,072	3,243,030

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended September 30,	2007	2006

Revenues:
Commissions and fees	$1,359,996	$1,636,855
Premium finance revenue	777,638	939,255
Total Revenues	2,137,634	2,576,110

Operating Expenses:
General and administrative expenses	1,836,204	2,120,989
Provision for finance receivable losses	120,455	168,514
Depreciation and amortization	98,811	94,681
Premium finance interest expense	165,539	196,669
Total Operating Expenses	2,221,009	2,580,853

Operating Loss	(83,375)	(4,743)

Other (Expense) Income:
Interest income	3,267	1,249
Interest income - notes receivable	322,736	324,299
Interest expense	(119,022)	(134,208)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,750)
Total Other Income	197,231	181,590

Income Before Provision for Income Taxes	113,856	176,847

Provision for Income Taxes	54,732	70,739

Net Income	$59,124	$106,108

Net Income Per Common Share:
Basic	$0.02	$0.04

Diluted:	$0.02	$0.04

Weighted Average Number of Shares Outstanding:
Basic	2,981,024	2,896,024

Diluted	3,298,073	3,241,240

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,	2007	2006

Cash Flows from Operating Activities:
Net income	$283,178	$513,702
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	287,430	319,302
Bad debt expense	-	1,200
Deferred income taxes	136,201	-
Accretion of discounts on notes receivable	(740,864)	(658,546)
Amortization of warrants	34,210	58,221
Stock-based payments	27,820	32,000
Gain on sale of store	(65,767)	(81,105)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	428,854	390,739
Prepaid expenses and other current assets	(375,741)	(67,001)
Deposits and other assets	9,221	(169,797)
Increase (decrease) in liabilities:
Premiums payable	185,293	(702,218)
Accounts payable and accrued expenses	(326,285)	228,375
Taxes payable	261,403	(39,793)
Other current liabilities	(12,469)	(31,850)
Net Cash Provided by (Used in) Operating Activities	132,484	(206,771)

Cash Flows from Investing Activities:
Decrease in finance contracts receivable - net	1,354,332	242,585
Decrease in notes and other receivables - net	59,860	9,852
Proceeds from sale of stores	66,300	-
Purchase of agencies	-	(832,654)
Purchase of property and equipment	(152,695)	(86,869)
Purchase of notes	-	(1,771,707)
Net Cash Provided by (Used in) Investing Activities	1,327,797	(2,438,793)

Cash Flows from Financing Activities:
Principal payments on long-term debt and lease obligations	(417,499)	(235,000)
Proceeds from revolving credit line	30,233,649	41,785,558
Payments on revolving credit line	(31,584,318)	(38,539,375)
Proceeds from exercise of stock options	112,200	191,250
Payments on note payable-related party	-	(1,303,434)
Net Cash (Used in) Provided by Financing Activities	(1,655,968)	1,898,999

Net Decrease in Cash and Cash Equivalents	(195,687)	(746,565)
Cash and Cash Equivalents, beginning of period	1,196,412	1,961,489
Cash and Cash Equivalents, end of period	$1,000,725	$1,214,924

Supplemental Schedule of Non-Cash Investing
and financing activities:
Note payable - related party	$-	$1,303,434
Note payable issued for purchase of business	$-	$522,949
Capital lease obligations	$89,819	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1.
The Condensed Consolidated Balance Sheet as of September 30, 2007, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed.  Franchisees also pay a monthly franchise fee plus an applicable percentage of co-op advertising expense.  We are obligated to provide marketing and training support to each franchisee.  During the nine months ended September 30, 2007 and 2006, approximately $110,000 and $25,000, respectively, was recognized as initial franchise fee income.

Automobile club dues are recognized equally over the contract period.

For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.4% and 26.5% per annum for the nine months ended September 30, 2007 and 2006, respectively.

Delinquency fees are earned when collected.  Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

c.           Allowance for finance receivable losses

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed.  No credit checks are made prior to the decision to extend credit to a customer.  Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining principal balance is written off against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue.  We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used.  For the nine months ended September 30, 2007 and 2006, the provision for finance receivable losses was $396,065 and $496,456, respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $434,328 and $477,293, respectively.

d.           Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years.  A total of $48,811 and $19,700 in such costs was incurred during the nine months ended September 30, 2007 and 2006, respectively.

e.           Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the nine and three months ended September 30, 2006 to conform to the classifications used for the nine and three months ended September 30, 2007.

3.	Notes Receivable, Net:

As of September 30, 2007, notes receivable consist of two surplus notes, plus accrued interest, issued by Commercial Mutual Insurance Company (“Commercial Mutual”).  The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of Commercial Mutual and require the approval of the Insurance  Department of the State of New York.

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

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion by the Superintendent of Insurance and Commercial Mutual’s policyholders.  As part of the approval process, the Superintendent of Insurance is required to have an appraisal performed with respect to the fair market value of Commercial Mutual.  Such appraisal is to be based upon Commercial Mutual’s latest filings with the Insurance Department and any significant subsequent developments and is to consider the assets and liabilities of Commercial Mutual and any other factors bearing on its value.  We, as a holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, we believe that, following any conversion by Commercial Mutual into a stock corporation, we could hold a controlling equity interest in Commercial Mutual.  It is anticipated that the conversion will be completed within the next twelve months.  No assurances can be given that the conversion will occur.

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

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2007 and 2006 is shown in the following tables:

Nine Months Ended		Premium
September 30, 2007	Insurance	Finance	Other (1)	Total

Revenues from external
customers	$4,486,855	$2,419,506	$-	$6,906,361
Interest income	5,111	-	2,064	7,175
Interest income – notes
receivable	-		971,333	971,333
Interest expense	63,304	498,519	334,659	896,482
Depreciation and
amortization	180,085	75,349	31,996	287,430
Segment profit (loss)
before income taxes	494,686	365,231	(338,690)	521,227
Segment net profit (loss)	268,581	200,878	(186,281)	283,178
Segment assets	4,717,225	14,119,423	5,320,814	24,157,462

____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Nine Months Ended		Premium
September 30, 2006	Insurance	Finance	Other (1)	Total

Revenues from external
customers	$5,390,085	$3,085,956	$-	$8,476,041
Interest income	3,388	-	143	3,531
Interest income – notes
receivable	-	-	858,546	858,546
Interest expense	70,650	604,219	347,472	1,022,341
Depreciation and
amortization	168,806	118,446	32,050	319,302
Segment profit (loss)
before income taxes	986,205	529,979	(660,014)	856,170
Segment net profit (loss)	591,723	317,988	(396,009)	513,702
Segment assets	4,812,297	17,099,637	4,420,689	26,332,623
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Summarized financial information concerning our reportable segments for the three months ended September 30, 2007 and 2006 is shown in the following tables:

Three Months Ended
September 30, 2007	Insurance	Finance	Other (1)	Total

Revenues from external
customers	$1,359,996	$777,638	$-	$2,137,634
Interest income	2,178	-	1,089	3,267
Interest income – notes
receivable	-	-	322,736	322,736
Interest expense	22,751	165,539	106,021	294,311
Depreciation and
amortization	63,811	24,411	10,589	98,811
Segment profit (loss)
before income taxes	91,687	123,345	(101,176)	113,856
Segment net profit (loss)	46,932	67,841	(55,649)	59,124

____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

Three Months Ended
September 30, 2006	Insurance	Finance	Other (1)	Total

Revenues from external
customers	$1,636,855	$939,255	$-	$2,576,110
Interest income	1,216	-	33	1,249
Interest income – notes
receivable	-	-	324,299	324,299
Interest expense	24,031	196,669	119,927	340,627
Depreciation and
amortization	58,314	25,104	11,263	94,681
Segment profit (loss)
before income taxes	235,755	119,548	(178,456)	176,847
Segment net profit (loss)	141,453	71,729	(107,074)	106,108
____________

(1)	Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets not allocated to reportable segments.

5.	Employee Stock Compensation

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

Our results for the nine and three month periods ended September 30, 2007 include share-based compensation expense totaling approximately $19,000 and $9,000, respectively.  Our results for the nine and three months ended September 30, 2006 include share-based compensation expense totaling approximately $32,000 and $12,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

We did not grant any options under either plan during the nine and three months ended September 30, 2006. During the three and nine months ended September 30, 2007, we did not grant any options under the 1998 Stock Option Plan but did grant 59,524 options at $2.52 per share under the 2005 Equity Participation Plan. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $.78.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	193,300	$2.09	-	-
Granted	59,524	$2.52	-	-
Exercised	(74,500)	$1.51	-	-
Forfeited/expired	(40,200)	$1.64	-	-
Outstanding at September 30, 2007	138,124	$2.94	3.35	$9,900
Vested and Exercisable at September 30, 2007	87,698	$3.40	2.57	$7,272

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our shares of Common Stock for the shares that had exercise prices that were lower than the $2.30 closing price of our shares of Common Stock on September 30, 2007.  We received cash proceeds from options exercised in the nine months ended September 30, 2007 and 2006 of approximately $112,000 and $191,000, respectively.

As of September 30, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $75,000. Unamortized compensation cost as of September 30, 2007 is expected to be recognized over a remaining weighted-average vesting period of .97 years.

6.	Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and conversion of mandatorily redeemable Preferred Stock.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our Common Stock during the periods presented.  The inclusion of such options and warrants in the computation of diluted earnings per share would have been anti-dilutive.  The number of excluded options and warrants were 208,624 for the three and nine months ended September 30, 2007 and 159,800 for the three and nine months ended September 30, 2006.

The reconciliation is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Weighted Average Number of Shares Outstanding	2,962,683	2,886,372	2,981,024	2,896,024
Effect of Dilutive Securities, Common Stock Equivalents	325,389	356,658	317,049	345,216
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	3,288,072	3,243,030	3,298,073	3,241,240

Net income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$283,178	$513,702	$59,124	$106,108
Interest Expense on Dilutive Convertible
Preferred Stock	29,250	29,250	9,750	9,750
Net Income Available to Common Shareholders
for Diluted Earnings Per Share	$312,428	$542,952	$68,874	$115,858

7.	Extension of Maturity Date of Subordinated Debt

Effective March 23, 2007 and September 30, 2007, the holders of approximately $1,385,000 and $115,000, respectively, outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008. In consideration for the extension of the due date of the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 of our shares of Common Stock from September 30, 2007 to September 30, 2008.   The holder of the $115,000 of subordinated debt is a limited liability company in which our President, Chairman of the Board and Chief Executive Officer owns a minority interest.

8.	Exchange of Preferred Stock

Effective March 23, 2007, the holder of our Series A Preferred Stock exchanged such shares for an equal number of shares of Series B Preferred Stock. The terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A Preferred Stock).  Such shares have been classified as a current liability at September 30, 2007 since they are due within one year.

9.	Sale of Book of Business

In March 2007, we sold the book of business of one of our stores for $63,000 in cash.  The sale resulted in a gain of $62,467.

10.	Treasury Stock

In June 2007, a shareholder tendered shares of Common Stock to settle an obligation due us approximating $7,200.  The tendered shares were recorded as an increase in treasury stock, valued at the balance of the obligation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

There are 71 store locations owned or franchised by us of which 66 are located in New York State.  In the New York metropolitan area, there are 44 DCAP franchises.  There are also 17 DCAP Insurance Barry Scott Agency locations and five DCAP Insurance Accurate Agency locations outside the New York metropolitan area (all located in central and western New York State). There are five DCAP Insurance Atlantic Agency locations in eastern Pennsylvania.  All of the DCAP Insurance Barry Scott Agency, DCAP Insurance Atlantic Agency and DCAP Insurance Accurate Agency locations are wholly-owned by us.

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

 Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that offers premium financing to clients of DCAP, DCAP Insurance Barry Scott Agency, DCAP Insurance Atlantic Agency and DCAP Insurance Accurate Agency offices, as well as non-affiliated insurance agencies.  We currently operate within the states of New York, Pennsylvania and New Jersey.

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

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest.  The deferred interest is amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.4% and 26.5% per annum for the nine months ended September 30, 2007 and 2006, respectively.  Delinquency fees are earned when collected.  Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

Allowance for finance receivable losses

Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance loan amount, which includes accrued interest and late fees. The majority of these shortfalls result in the write-off of the remaining principal balance against the allowance for finance receivable losses and the unrealized actual interest and late fees are charged against the premium finance revenue.  We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2007 and 2006, the provision for finance receivable losses was $396,065 and $496,456, respectively, and actual principal write-offs for such periods (net of recoveries of previous write-offs) were $434,328 and $477,293, respectively.   If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our earnings per share by approximately $0.01 (basic) for the nine months ended September 30, 2007 and 2006.

Goodwill and intangible assets

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at September 30, 2007.

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

Results of Operations

Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006

Our net income for the nine months ended September 30, 2007 was $283,178 as compared to $513,702 for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, revenues from our insurance-related operations were $4,486,855 as compared to $5,390,085 for the nine months ended September 30, 2006.  The revenue decrease of $903,230 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Premium finance revenues decreased $666,450 during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  This decrease is a direct result of the decrease in the number of policies sold as discussed in the paragraph above.

Our general and administrative expenses for the nine months ended September 30, 2007 were $875,522 less than for the nine months ended September 30, 2006.  This decrease was primarily due to a reduction in personnel at our premium finance operation, a reduction in variable compensation paid to employees due to a reduction in policies sold at our stores, our Compensation Committee determining that no bonus is payable to our Chief Executive Officer for 2006 (and accordingly no bonus accrual being provided for  during the first nine months of 2007; in contrast, a bonus for 2005 was provided during the first nine months of 2006), a decrease in fees paid to service our premium finance operations, and a decrease in advertising expenses, net of reimbursements.

Our provision for finance receivable losses for the first nine months of 2007 was $100,391 less than for the first nine months of 2006.  This was the result of a lower provision for finance receivable losses in the first nine months of 2007 caused by a decrease in volume.

Our premium finance interest expense during the nine months ended September 30, 2007 was $105,700 less than for the nine months ended September 30, 2006.  This decrease was the result of a decrease in the average outstanding balance of our revolving credit line for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Our interest income – notes receivable for the nine months ended September 30, 2007 was $112,787 more than for the nine months ended September 30, 2006. On January 31, 2006, we purchased surplus notes of Commercial Mutual Insurance Company.  We recorded eight months of interest in the first nine months of 2006 as compared to nine months of interest in the first nine months of 2007.

During the nine months ended September 30, 2007, our provision for income taxes was $238,049 as opposed to $342,468 for the nine months ended September 30, 2006.  This was due primarily to the lower income before income taxes in 2007.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $494,686 during the nine months ended September 30, 2007 as compared to a net profit before income taxes of $986,205 during the nine months ended September 30, 2006.  This decrease was primarily due to decreased revenues, offset by a reduction in variable compensation paid on commissions generated, a reduction in advertising expense, net of reimbursements, and the gain on the sale of the book of business of one of our stores.  Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $365,231 during the nine months ended September 30, 2007 as compared to a net profit before income taxes of $529,979 during the nine months ended September 30, 2006.  The decrease was primarily due to reduced premium finance revenue in 2007, offset by reductions in personnel, provision for finance receivable losses, fees paid to service our premium finance operations, and premium financing interest expense.  Loss before income taxes from corporate-related items not allocable to reportable segments was $338,690 during the nine months ended September 30, 2007 as compared to $660,014 during the nine months ended September 30, 2006.  This decrease was primarily due to an increase in interest income-notes receivable related to the purchase of the surplus notes issued by Commercial Mutual, and a decrease in compensation expense.

Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006

Our net income for the three months ended September 30, 2007 was $59,124 as compared to $106,108 for the three months ended September 30, 2006.

During the three months ended September 30, 2007, revenues from our insurance-related operations were $1,359,996 as compared to $1,636,855 for the three months ended September 30, 2006.  The revenue decrease of $276,859 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Premium finance revenues decreased $161,617 during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  This decrease is a direct result of the decrease in the number of policies sold as discussed in the paragraph above.

Our general and administrative expenses for the three months ended September 30, 2007 were $284,785 less than for the three months ended September 30, 2006.  This decrease was primarily due to a reduction in variable compensation paid to employees due to a reduction in policies sold at our stores, our Compensation Committee determining that no bonus is payable to our Chief Executive Officer for 2006 (and accordingly no bonus accrual being provided for during the third quarter of 2007; in contrast, a bonus for 2005 was provided during the third quarter of 2006), a decrease in fees paid to service our premium finance operations and a decrease in advertising expenses, net of reimbursements.

Our provision for finance receivable losses for the three months ended September 30, 2007 was $48,059 less than for the three months ended September 30, 2006.  This was the result of a lower provision for finance receivable losses in 2007 caused by a decrease in volume.

Our premium finance interest expense during the three months ended September 30, 2007 was $31,130 less than for the three months ended September 30, 2006.  This decrease was the result of a decrease in the average outstanding balance of our revolving credit line for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

During the three months ended September 30, 2007, our provision for income taxes was $54,732 as opposed to $70,739 for the three months ended September 30, 2006.  This was due primarily to the lower income before income taxes in 2007.

Our insurance-related operations, on a stand-alone basis, generated a net profit before income taxes of $91,687 during the three months ended September 30, 2007 as compared to a net profit before income taxes of $235,755 during the three months ended September 30, 2006.  This decrease was primarily due to decreased revenues, offset by a reduction in variable compensation paid on commissions generated, and a decrease in advertising expenses, net of reimbursements.  Our premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $123,345 during the three months ended September 30, 2007 as compared to a net profit before income taxes of $119,548 during the three months ended September 30, 2006.  This increase was primarily due to reductions in provision for finance receivable losses, fees paid to service our premium finance operations, and premium financing interest expense, offset by reduced premium finance revenue in 2007.  Loss before income taxes from corporate-related items not allocable to reportable segments was $101,176 during the three months ended September 30, 2007 as compared to $178,456 during the three months ended September 30, 2006. This decrease was primarily due to a decrease in compensation expense.

Liquidity and Capital Resources

As of September 30, 2007, we had $1,000,725 in cash and cash equivalents and a working capital deficit of $763,754.  As of December 31, 2006, we had $1,196,412 in cash and cash equivalents and working capital of $2,031,120.

As discussed below, during 2007, the holders of $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  The $1,500,000 principal balance of these notes is included in our September 30, 2007 balance sheet under “Current Liabilities.”  In addition, as discussed below, effective March 23, 2007, the holder of our shares of Series A Preferred Stock (which were mandatorily redeemable on April 30, 2007) exchanged such shares for an equal number of shares of Series B Preferred Stock, which are mandatorily redeemable on April 30, 2008.  The mandatorily redeemable balance of $780,000 is included in our September 30, 2007 balance sheet under “Current Liabilities.”  We plan to seek to either (i) further extend the maturity and redemption dates of these subordinated debt and redeemable Preferred Stock obligations, (ii) refinance the obligations, and/or (iii) extend the term of our line of credit discussed below and utilize it to satisfy a portion of the outstanding balance of the obligations.

We believe that, based on our present cash resources and the anticipated turnover of our existing receivables, and, assuming that our efforts with regard to the subordinated debt and redeemable Preferred Stock obligations, as discussed above, are successful, we will have sufficient cash on a short-term basis and over the next 12 months to fund our two operating business segments and our company-wide working capital needs.

During the nine months ended September 30, 2007, our cash and cash equivalents decreased by $195,687.  This was due primarily to the following:

•
Net cash provided by operating activities during the nine months ended September 30, 2007 was $132,484 primarily due to the following:  (i) net income of $283,178, (ii) non-cash charges to net income of $485,661, which include depreciation and amortization, deferred income taxes, amortization of warrants, and stock-based payments and (iii) a decrease in accounts receivable of $428,854, which were offset primarily by the accretion of discount on notes receivable of $740,864.  The decrease in accounts receivable is primarily the result of a January 2007 payment of a revenue accrual from an insurance company, which did not continue in 2007 and the conversion of certain amounts due from franchisees into notes receivable.

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

•
Net cash provided by investing activities during the nine months ended September 30, 2007 was $1,327,797 primarily due to a decrease in finance contracts receivable of $1,354,332. This reduction was caused by the financing of fewer insurance policies in 2007 than in 2006.

•
Net cash used in financing activities during the nine months ended September 30, 2007 was $1,655,968 primarily due to the following: (i) payments of $31,584,318 on our revolving credit line with Manufacturers and Traders Trust Company (“M&T”) for premium finance purposes, offset by proceeds of $30,233,649 from the revolving credit line and (ii) principal payments on long term debt and lease obligations of $417,499.

Our premium finance operations are financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006.  The line of credit bears interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, matures on June 30, 2008 and is secured by substantially all of our assets.  We can borrow against the line to the extent of 85% of eligible premium finance receivables. As of September 30, 2007, $9,601,676 was outstanding under the line.  As of September 30, 2007, of the $14,732,316 reflected on the Balance Sheet as “Finance contracts receivable,” approximately $11,734,011 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance is payable on June 30, 2008.  Interest is payable monthly.

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations.  During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt.  The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum.  In May 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007.  During 2007, the holders of the $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  We have the right to prepay the subordinated debt (subject to M&T’s consent) without penalty.

Effective March 23, 2007, the holder of our Series A Preferred Stock exchanged such shares for an equal number of shares of Series B Preferred Stock. The Series B Preferred Stock is mandatorily redeemable on April 30, 2008.

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

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion by the Superintendent of Insurance and Commercial Mutual’s policyholders.  As part of the approval process, the Superintendent of Insurance is required to have an appraisal performed with respect to the fair market value of Commercial Mutual.  Such appraisal is to be based upon Commercial Mutual’s latest filings with the Insurance Department and any significant subsequent developments and is to consider the assets and liabilities of Commercial Mutual and any other factors bearing on its value.  We, as a holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, we believe that, following any conversion by Commercial Mutual into a stock corporation, we could hold a controlling equity interest in Commercial Mutual.  It is anticipated that the conversion will be completed within the next twelve months.  No assurances can be given that the conversion will occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the third quarter of 2007, we issued to Timothy M. Madden Consulting LLC (“Madden”) 3,000 shares of Common Stock in consideration of services rendered.  The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering.  We reached this determination based on the following: (i) Madden represented that it was an “accredited investor”  and it acquired the shares for its own account; (ii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

(b)  Not applicable

(c)       None

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

2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

3(c)	Certificate of Designation of Series B Preferred Stock[3]

3(d)	By-laws, as amended[4]

10	Employment Agreement, dated as of August 20, 2007, by and between DCAP Management Corp. and Curt Hapward

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DCAP GROUP, INC.

Dated: November 14, 2007	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky Chief Accounting Officer