Form 10KSB
period 2007-12-31
DCAP GROUP INC
filed 2008-03-31
CIK 33992

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 0-1665

DCAP GROUP, INC.
(Name of small business issuer in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None
 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [ ]    No  [X]

State issuer's revenues for its most recent fiscal year:  $5,745,197

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   $2,024,471 as of  February 29, 2008.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   [ ]    No  [ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,969,024 shares as of March 5, 2008.

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

1

ITEM 1.                      DESCRIPTION OF BUSINESS

(a)           Business Development

General

Our continuing operations consist of franchising, ownership and operation of storefront insurance agencies under the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency brand names.

Our discontinued operations consist of premium financing of insurance policies for our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency clients as well as clients of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our business of internally financing insurance contracts has been reclassified as discontinued operations and prior periods have been restated.

Recent Developments

The following developments have occurred since January 1, 2008:

•
On February 1, 2008, our wholly-owned subsidiary, Payments Inc., sold its outstanding premium finance loan portfolio. The purchase price for the net loan portfolio was approximately $11,845,000, of which approximately $268,000 was paid to Payments.  The remainder of the purchase price was satisfied by the assumption of liabilities, including the satisfaction of Payments’ premium finance revolving credit line obligation to Manufacturers and Traders Trust Company (“M&T”). As additional consideration, Payments will be entitled to receive an amount based upon the net earnings generated by the loan portfolio as it is collected. The purchaser of the portfolio also agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York, New Jersey and Pennsylvania.  In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed.

Developments During 2007

•	On February 2, 2007, Robert Wallach resigned as a director.

•
During 2007, the holders of $1,500,000 of the outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008. In consideration for the extension of the due date of the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 of our common shares from September 30, 2007 to September 30, 2008.  See Item 12 of this Annual Report.

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

•
In March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000.  In the event the conversion occurs, we may be able to convert such notes into a controlling equity interest in Commercial Mutual.  See Items 1(b), 6 and 12 of this Annual Report.

Developments During 2006

The following material events occurred during 2006:

•
On January 31, 2006, we purchased from Eagle Insurance Company two surplus notes issued by Commercial Mutual Insurance Company in the aggregate principal amount of $3,750,000 plus accrued interest of $1,794,688. Commercial Mutual is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is subject to an Order of Liquidation issued by the New Jersey Department of Banking and Insurance (which order has been stayed pending appeal). Eagle owns approximately 10% of our outstanding common shares.  See Items 1(b), 6 and 11 of this Annual Report.

•
On July 28, 2006, we and our premium finance subsidiary, Payments Inc., entered into a new revolving line of credit with M&T which provided for a decrease in the credit line to $20,000,000.  The new revolver bore interest, at our option, at either M&T’s prime lending rate (8.25% at December 31, 2006) or LIBOR (5.35% at December 31, 2006) plus 2.25%, and was scheduled to mature on June 30, 2008.  The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against the term line bore interest at LIBOR plus 2.75%.  Concurrently with the obtaining of the new credit line, we borrowed $1,300,000 as a draw against the term line.  See Items 6 and 7 of this Annual Report.

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

Currently there are 69 store locations owned or franchised by us of which 64 are located in New York State.  In the New York metropolitan area, there are 42 DCAP franchises.  There are also 17 Barry Scott locations and five Accurate Agency locations outside the New York metropolitan area (all located in central and western New York State). There are five Atlantic Insurance locations in eastern Pennsylvania.  All of the Barry Scott, Atlantic Insurance and Accurate Agency locations are wholly-owned by us.

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

Through our wholly-owned subsidiary, Payments Inc., until February 1, 2008, we provided insurance premium financing services to our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency locations as well as non-affiliated insurance agencies.  Payments Inc. is licensed as an insurance premium finance agency in the states of New York, Pennsylvania and New Jersey. Effective February 1, 2008, Payments Inc. sold its outstanding finance contracts.  Payments Inc. now receives revenues through placement fees rather than through the internally financing of contracts.

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

During the fiscal year ended December 31, 2007, approximately 89% of our revenues were derived from commissions and other fees received in connection with the selling of automobile and other property and casualty insurance policies.

In addition to automobile insurance, we offer:

•	property and casualty insurance for motorcycles, boats and livery/taxis
•	life insurance
•	business insurance
•	homeowner’s insurance
•	excess coverage

We have obtained the right to receive calls placed to “1-888-411-DCAP” and “1-800-LOWEST-1” on a nationwide basis as a way to increase our insurance brokerage business.

Franchises

An important part of our strategy has been to increase our name recognition.  We decided that granting others DCAP franchises is an important step in achieving this goal.

Franchisees currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name.  Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a six to twelve month period from the date on which the storefront opens for business.  Initial franchise fees and monthly fees payable by franchisees constituted approximately 2% and 8%, respectively, of our revenues during the year ended December 31, 2007.

Automobile Club

As a complement to our automobile insurance operations, we offer automobile club services for roadside emergencies.  We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

During fiscal 2007, fees received in connection with automobile club services constituted approximately 1% of our revenues.

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

Structure and Operations

As stated above, we currently have 69 offices, of which 42 are franchises, and 27 are wholly-owned.  Our franchises consist of both “conversion” and “startup” operations.  In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office.  In a startup operation, an entrepreneur begins operations as a DCAP office.  Our wholly-owned offices are managed by our employees; each franchise is managed by or under the supervision of the franchisee.

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

In 2007, we obtained and began to utilize a new agency software system, AMS 360, that is used in connection with the management and operations of our stores.  We also intend to offer the new system to our franchisees.

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

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York, New Jersey and Pennsylvania.  In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts.

The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate that may be charged the insureds for financing their premiums is limited by these state statutes.  See “Government Regulation.”

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

As discussed in Item 1(a) hereof, we hold two surplus notes issued by Commercial Mutual in the aggregate principal amount of $3,750,000.  Previously earned but unpaid interest on the notes as of December 31, 2007 was approximately $2,984,000.  The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of Commercial Mutual and require the approval of the Insurance  Department of the State of New York.  As of December 31, 2007, the statutory surplus of Commercial Mutual, as reported to the Insurance Department, was approximately $6,057,000.

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion by the Superintendent of Insurance and Commercial Mutual’s policyholders.   As part of the approval process, the Superintendent of Insurance has conducted a five year examination of Commercial Mutual as of December 31, 2006 and had an appraisal performed with respect to the fair market value of Commercial Mutual as of such date.  We, as a holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, we believe that, following any conversion by Commercial Mutual into a stock corporation, we could hold a controlling equity interest in Commercial Mutual.  It is anticipated that the conversion will occur during 2008. No assurances can be given that the conversion will occur.

Competition

We compete with numerous insurance agents and brokers in our market.  The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers.  There is no price competition between us and other agents and brokers.  All must sell a particular carrier’s policies at exactly the same price.  Because we may be able to offer a different payment plan through the placement of premium financing, we are able to differentiate ourselves.

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

Employees

We currently employ 68 persons.  We believe that our relationship with our employees is good.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our principal executive offices and the administrative offices of Payments Inc. are located at 1158 Broadway, Hewlett, New York.  Our central processing offices are located at 1762 Central Avenue, Albany, New York.

Our 17 Barry Scott offices and five Accurate Agency offices are located in upstate New York.  Our five Atlantic Insurance offices are located in eastern Pennsylvania.

Our 27 wholly-owned storefront locations, and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2015.  The current yearly aggregate base rental for the offices is approximately $448,000.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 20, 2007.  The following is a listing of the votes cast for or withheld with respect to each nominee for director.

	Number of Shares
	For	Withheld

Barry B. Goldstein	2,066,386	150,064
Morton L. Certilman	2,043,954	172,496
Jay M. Haft	1,410,134	706,316
David A. Lyons	2,044,036	172,414
Jack D. Seibald	2,044,016	172,434

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2007 Calendar Year
First Quarter	$3.05	$2.33
Second Quarter	2.70	2.18
Third Quarter	2.75	1.95
Fourth Quarter	2.39	1.15

	High	Low
2006 Calendar Year
First Quarter	$3.35	$2.54
Second Quarter	3.00	1.95
Third Quarter	2.44	1.52
Fourth Quarter	3.18	1.42

Holders

As of March 20, 2008, there were approximately 1,489 record holders of our common shares.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate 27 storefronts, including 17 Barry Scott locations, five Atlantic Insurance locations, and five Accurate Agency locations. We also have 42 franchised DCAP locations.

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

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that is licensed within the states of New York, Pennsylvania and New Jersey. Until February 1, 2008, Payments Inc. offered premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices, as well as non-affiliated insurance agencies.  On February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio. As a result of the sale, its business of internally financing insurance contracts has been reclassified as discontinued operations and prior periods have been restated. Effective February 1, 2008, revenues from its premium financing business will consist of placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of the loan portfolio.

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

Finance income, fees and receivables (discontinued operations)

For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.37% and 26.49% per annum for the years ended December 31, 2007 and 2006, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed.  No credit checks are made prior to the decision to extend credit to a customer.  Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off.  We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used.  For the years ended December 31, 2007 and 2006, the provision for finance receivable losses was approximately $472,000 and $650,000, respectively, and actual principal write-offs for such years, net of actual and anticipated recoveries of previous write-offs, were approximately $522,000 and $679,000, respectively. If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.01 and $0.01 for the years ended December 31, 2007 and 2006, respectively.

Goodwill

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at December 31, 2007.

Stock-based compensation

Effective January 1, 2006, our plans have been accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective in the first quarter of  2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on our financial position or results of operations as of December 31, 2007 or for the year then ended.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of misstatements in the financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006.  The application of SAB 108 did not have a material effect on our financial position or results of operations as of December 31, 2007 or for the year then ended.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  Effective for fiscal years beginning after December 15, 2008, this statement revises and converge internationally the accounting for business combinations.  The adoption of this statement is not expected to have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, this statement revises and converges internationally the reporting of noncontrolling interests in consolidated financial statements. The adoption of this statement is not expected to have a material impact on our financial statements.

Results of Operations

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been reclassified as discontinued operations and prior periods have been restated. Separate discussions follow for results of continuing operations and discontinued operations.

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations for the periods indicated:

			Change
	2007	2006	$	%
Commissions and fee revenue	$5,745,000	$7,122,000	$(1,377,000)	(19	) %
General and administrative expenses	6,754,000	7,269,000	(515,000)	(7	) %
Impairment of intangibles	95,000	-	95,000
Interest income - notes receivable	1,288,000	1,183,000	105,000	9%

During the year ended December 31, 2007 (“2007”), revenues from continuing operations were $5,745,000 as compared to $7,122,000 for the year ended December 31, 2006 (“2006”).  The 19% revenue decrease of $1,377,000 was primarily attributable to the sale of fewer insurance policies in 2007 than in 2006.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.

Our general and administrative expenses for 2007 were $6,754,000, as compared to $7,269,000 for 2006. The 7% decrease of $515,000 was primarily due to a reduction in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, and our Compensation Committee determining that no bonus is payable to our Chief Executive Officer in 2007 for 2006 (and accordingly no bonus accrual being provided in 2007; in contrast, a bonus for 2005 was provided during 2006).

Impairment of intangibles was $95,000 in 2007 compared to $-0- in 2006. The increase in 2007 was due to the cessation of utilization of the vanity telephone number included in intangible assets, compared to no such impairment charge in 2006.

Our interest income – notes receivable for 2007 was $1,288,000 as compared to $1,183,000 for 2006. On January 31, 2006, we purchased $3,750,000 of surplus notes of Commercial Mutual Insurance Company at a price of $3,075,000.  The increase of $105,000 in 2007 was due to the recording of 12 months of interest in 2007 as compared 11 months in 2006.

During 2007, we recorded a benefit from income taxes of $227,000 compared to a provision for income taxes of $138,000 in 2006. The decrease of $365,000 is due to an $851,000 decrease in income from continuing operations in 2007 as compared to 2006.

Our continuing operations generated a net loss before income taxes of $545,000 in 2007 as compared to a net profit before income taxes of $306,000 in 2006.  This decrease of $851,000 was primarily due to a 19% decrease in revenues of $1,377,000, offset by a reduction in both employee head count and variable compensation paid on commissions generated.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations for the periods indicated:

	Year ended
	December 31,
			Change
	2007	2006	$	%
Premium Finance Revenue	$3,167,000	$3,960,000	(793,000)	(20	) %

Operating Expenses:
General and administrative expenses	1,432,000	1,696,000	(264,000)	(16	) %
Provision for finance receivable losses	472,000	650,000	(178,000)	(27	) %
Depreciation and amortization	100,000	172,000	(72,000)	(42	) %
Interest expense	646,000	824,000	(178,000)	(22	) %
Total Operating Expenses	2,650,000	3,342,000	(692,000)	(21	) %

Income Before Provision for Income Taxes	517,000	618,000	(101,000)	(16	) %
Provision for Income Taxes	246,000	278,000	(32,000)	(12	) %
Net Income from Discontinued Operations	$271,000	$340,000	$(69,000)	(20	) %

Our premium finance revenues decreased $793,000 in 2007 as compared 2006.  The 20% decrease is a direct result of a general decline in the number of policies available to finance. Such reduction in policies sold was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to the non-standard insured.

Our general and administrative expenses from discontinued operations decreased $264,000 in 2007 as compared 2006.  The 16% decrease is primarily due to a decrease in third party loan servicing costs as a result of the decrease in our volume.

Our provision for finance receivable losses for 2007 was $178,000 less than for 2006.  The 27% decrease is a result of the decrease in the number of policies financed.

Our premium finance interest expense for 2007 was $178,000 less than for 2006.  The 22% decrease was due to a decrease in both the average outstanding balance of our revolving credit line and the interest rate in 2007 as compared to 2006.

Our discontinued premium finance operations, on a stand-alone basis, generated a net profit before income taxes of $517,000 in 2007 as compared to a net profit before income taxes of $618,000 in 2006.  The 16% decrease of $101,000 was primarily due to a 20% reduction in premium finance revenue in 2007, offset by reductions in personnel, provision for finance receivable losses, fees paid to service our premium finance operations, amortization and premium financing interest expense.

The following table summarizes our change in net income for the periods indicated.

	Year ended
	December 31,
			Change
	2007	2006	$	%
(Loss) income from continuing operations	$(318,000)	$168,000	$(486,000)	(289	) %
Income from discontinued operations, net of taxes	271,000	340,000	(69,000)	(20	) %
Net (loss) income	$(47,000)	$508,000	$(555,000)	(109	) %

Our net loss for the year ended December 31, 2007 was $47,000 as compared to net income of $508,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,030,822 in cash and cash equivalents and a working capital deficit of $1,401,539.  As of December 31, 2006, we had $1,196,412 in cash and cash equivalents and working capital of $2,185,076.

As discussed below, during 2007, the holders of $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  The $1,500,000 principal balance of these notes is included in our December 31, 2007 balance sheet under “Current Liabilities.”  In addition, as discussed below, effective March 23, 2007, the holder of our shares of Series A Preferred Stock (which were mandatorily redeemable on April 30, 2007) exchanged such shares for an equal number of shares of Series B Preferred Stock, which are mandatorily redeemable on April 30, 2008.  The mandatorily redeemable balance of $780,000 is included in our December 31, 2007 balance sheet under “Current Liabilities.”  We plan to seek to either further extend the maturity and redemption dates of these subordinated debt and redeemable Preferred Stock obligations, and/or refinance the obligations.

 We believe that, based on our present cash resources and the proceeds from the sale of our premium finance portfolio, and, assuming that our efforts with regard to the subordinated debt and redeemable Preferred Stock obligations, as discussed above, are successful, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.

Cash and cash equivalents decreased by $166,000 between December 31, 2006 and December 31, 2007 primarily due to the following:

•
Net cash used in operating activities during the year ended December 31, 2007 was $374,000 primarily due to the following:  (i) non-cash charges of $572,000, which include depreciation and amortization, bad debts, deferred income taxes, amortization of warrants, stock-based payments, and the impairment of intangible assets, (ii) a decrease in accounts receivable of $458,000, (iii) a decrease in the operating activities from our discontinued operations of $91,000, which were offset primarily by the accretion of discount on notes receivable of $988,000.  The decrease in accounts receivable is primarily the result of a January 2007 payment of a revenue accrual from an insurance company, which did not continue in 2007, a reduction in the amount of policies sold, and the conversion of certain amounts due from franchisees into notes receivable.

•
Net cash provided by investing activities during the year ended December 31, 2007 was $2,134,000 primarily due to the decrease in finance contracts receivable from discontinued operations which is a result of the reduction in the amount of policies financed in 2007 as compared to 2006.   Cash provided by investing activities was partially offset by purchases of property and equipment of $213,000, consisting of capitalized website development and enhancement costs, offset by the proceeds received from the sale of one of our stores.

•
Net cash used in financing activities during the year ended December 31, 2007 was $1,925,000 primarily due to: (i) a $1,464,000 reduction in the revolving credit line utilized in discontinued operations and (ii) the scheduled principal reduction of $520,000 on our term loan with Manufacturers and Traders Trust Company (“M&T”).

Our discontinued premium finance operations were financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006.  The line of credit was terminated and paid in full on February 1, 2008 in connection with sale of our premium finance portfolio. The line called for interest at either (i) M&T’s prime rate or (ii) LIBOR plus 2.25%, and was secured by substantially all of our assets.  We were able to borrow against the line to the extent of 85% of eligible premium finance receivables. As of December 31, 2007, $9,488,000 was outstanding under the line. As of December 31, 2007, of the $13,723,000 balance of finance contracts receivable, approximately $11,119,000 represents eligible receivables for purposes of our finance credit agreement. The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance is payable on June 30, 2008.  Interest is payable monthly.

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations.  During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt.  The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum.  In May 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007.  During 2007, the holders of the $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  On February 1, 2008, the M&T credit line was terminated and paid in full, effectively eliminating the subordinated nature of this debt.

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

Approximately 89% of our revenues from continuing operations for 2007 were commissions and fees from the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered

Our future success will depend, in part, upon the efforts of Barry Goldstein, our Chief Executive Officer.  The loss of Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations.  We have an employment agreement with Mr. Goldstein that expires on June 30, 2009.  As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so.  Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Reductions in the New York involuntary automobile insurance market may adversely affect our premium finance revenue.

Prior to the sale of our premium finance loan portfolio, our primary source of premium finance loans had been the assigned risk, or involuntary, automobile insurance market.  In New York, since mid-2003, there has been a decline of more than 75% in the number of new applications for coverage at the New York Auto Insurance Plan.  This has led to a reduction in the number of loans where policies of this type are the collateral.  We partially offset the rate of decline by increasing our loan originations at our Barry Scott locations and, effective January 2006, by offering premium financing to our Accurate locations.  In general, these loans are of a smaller average size as upstate New York premiums are generally lower in amount than those for a comparable downstate policy.  Beginning in 2004, we began to finance certain voluntary auto insurance policies.  We are now entitled to a placement fee based upon the amount of new premium finance loans made by the purchaser of our loan portfolio in the states of New York, New Jersey and Pennsylvania.  There is no guaranty that the number or size of the loans in the voluntary marketplace will offset the declines experienced in the involuntary market.

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

Our premium finance subsidiary is subject to regulation and supervision by the financial institution departments in the states where it offers to finance premiums.  Certain regulatory restrictions, including restrictions on the maximum permissible rates of interest for premium financing, and prior approval requirements may affect its ability to place premium contracts and generate placement fees.

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

In addition, there are currently 42 DCAP franchises.  The offering of franchises is regulated by both the federal government and some states, including New York.

As a holding company, we are dependent on the results of operations of our operating subsidiaries.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries.  Consequently, we must rely on our subsidiaries for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.

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

Some of our competitors have substantially greater financial and other resources than we have, and they may offer a broader range of products or offer competing products or services at lower prices. Our results of operations and financial condition could be materially and adversely affected by a loss of business to competitors offering similar insurance products or services at lower prices or having other competitive advantages.

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

We may seek to expand into new markets by acquiring the business and assets of local agencies.  Any such future growth will face risks, including risks associated with our ability to identify agency acquisition candidates or, if acquired, to integrate their operations. In addition, we may acquire businesses in markets in which conditions may not be favorable to us.

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

We continually evaluate the possible expansion of our operations through the acquisition of businesses or other assets which we believe will complement or enhance our business.  We may also acquire or make investments in complementary businesses, products, services or technologies.  In the event we effect any such acquisition, we may not be able to successfully integrate any acquired business, asset, product, service or technology in our operations without substantial costs, delays or other problems or otherwise successfully expand our operations.  In addition, efforts expended in connection with such acquisitions may divert our management’s attention from other business concerns.  We also may have to borrow money to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems.  We rely on these systems to support our operations, as well as to process new and renewal business, provide customer service, make claims payments, and facilitate collections and cancellations.  The failure of these systems could interrupt our operations and result in a material adverse effect on our business.

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations.  Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting commencing with our financial statements for the year ending December 31, 2007, and will be required to have our registered independent public accounting firm issue an attestation as to such reports commencing with our financial statements for the year ending December 31, 2009.  We believe that, based upon SEC regulations currently in effect, our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will increase in 2008 over 2007, which could require us to allocate what may be limited cash resources away from our operations and business growth plans.  We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

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

ITEM 7.                      FINANCIAL STATEMENTS

The financial statements required by this Item 7 are included in this Annual Report following Item 14 hereof.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2007.

ITEM 8A.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

Financial Reporting of a Subsidiary

Payments Inc., our wholly-owned subsidiary, utilized a third party service provider that does not provide a Type II SAS 70 report on its internal control. As a result, we determined that the internal control over financial reporting for Payments Inc. was not effective and was not designed to ensure that all information required to be disclosed by us in the reports we file or submit under the Exchange Act were accurately recorded, processed, summarized and reported. As more fully described in Item 1 of this Annual Report, the assets and liabilities of this subsidiary were sold in February 2008. As a result, the material weakness mentioned above has been remediated.

Information Technology Applications and Infrastructure

We did not maintain effective controls over financial reporting related to information technology applications and infrastructure. Specifically, the following deficiencies in the aggregate constituted a material weakness:

•
We did not maintain effective design of controls over access to financial reporting applications and data. Controls do not limit access to programs and data to only authorized users. In addition, controls lack the requirement of periodic reviews and monitoring of such access.

•
We did not maintain effective controls to communicate policies and procedures governing information technology security and access. Furthermore, we did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized.

•
We did not maintain effective controls designed to ensure that information technology program and data changes were authorized and properly managed. In addition, our controls did not ensure that the information technology program data changes were adequately tested for accuracy before implementation.

 These deficiencies have had a pervasive impact on our information technology control environment. Additionally, these deficiencies could result in a misstatement of account balances or disclosure to substantially all accounts that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

We are in the process of developing and implementing a remediation plan to address the material weaknesses related to information technology applications and infrastructure. We have hired a consulting firm to advise us in connection with the remediation of the existing deficiencies.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	55	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Curt M. Hapward	39	President, DCAP Management Corp.
Morton L. Certilman	76	Secretary and Director
Jay M. Haft	72	Director
David A. Lyons	58	Director
Jack D. Seibald	47	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001.  He served as our Chief Financial Officer from March 2001 to November 2007.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Commercial Mutual Insurance Company, a New York property and casualty insurer, as well as Chairman of its Executive Committee.  From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003.  Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

Curt M. Hapward

Mr. Hapward was elected President of DCAP Management Corp., our wholly-owned subsidiary that runs our franchise operations, in August 2007.  Mr. Hapward served as Vice President of Franchise Sales Administration and Compliance of Jackson Hewitt Tax Service Inc. since June 2000.  Prior to joining Jackson Hewitt in 2000, he practiced law at Riker, Danzig, Scherer, Hyland & Perretti, LLP in Morristown, New Jersey.  Mr. Hapward earned a Master of Laws from New York University School of Law in 2000, a Juris Doctor magna cum laude from Seton Hall University School of Law in 1997, an M.B.A from Seton Hall University Stillman School of Business in 1997, and a B.A. from Muhlenberg College in 1991.  He is currently a licensed certified public accountant in Pennsylvania.

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

David A. Lyons

Mr. Lyons has served since 2004 as a principal of Den Ventures, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies.  From 2002 until 2004, Mr. Lyons served as a managing partner of the Nacio Investment Group, and President of Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.  He has served as one of our directors since July 2005.

Jack D. Seibald

Mr. Seibald is a Managing Director of Concept Capital, a division of SMH Capital, Inc., a broker dealer.  Mr. Seibald has been affiliated with SMH Capital, Inc. and its predecessor firms since 1995 and is a registered representative with extensive experience in equity research and investment management dating back to 1983.  Since 1997, Mr. Seibald has also been a Managing Member of Whiteford Advisors, LLC, an investment management firm.  He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co. and Blackford Securities.  Mr. Seibald is a member of the Board of Directors of Commercial Mutual Insurance Company, a New York property and casualty insurer, and serves as Chairman of its Investments Committee.  He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  He has served as one of our directors since 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2007.  To our knowledge, based solely on a review of copies of Forms 4 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2007, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Michael Feinsod, a 10% stockholder, filed his Form 3 late and on four occasions Mr. Feinsod filed a Form 4 late.  On three of the four occasions, one transaction was reported late.  On one occasion, four transactions were reported late.

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

ITEM 10.                 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2007 and 2006 for Barry B. Goldstein, our Chief Executive Officer:

Name and Principal Position	Year	Salary	Option Awards	All Other Compensation		Total
				Country Club Dues (1)	Other
Barry B. Goldstein Chief Executive Officer	2007	$350,000	$41,224	$21,085	$15,770	$428,079
	2006	$350,000	-	$28,532	$26,410	$404,942

___________

(1)	Effective with the execution of Mr. Goldstein’s employment agreement on October 16, 2007, he is no longer entitled to be reimbursed for country club dues.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement that expires on June 30, 2009.  Mr. Goldstein is entitled to receive a salary of $350,000 per annum (which base salary has been in effect since January 1, 2004) and annual bonuses based on our net income.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	32,500	97,500(1)	$ 2.06	10/16/12
_______________

(1) Such options are exercisable to the extent of 32,500 shares effective as of October 16, 2008, 2009 and 2010.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the employment agreement with Mr. Goldstein, he would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of DCAP.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards	Total

Morton L. Certilman	$22,250	-	$22,250

Jay M. Haft	$22,750	-	$22,750

David A. Lyons	$29,250	-(1)	$29,250

Jack D. Seibald	$24,250	-	$24,250
__________

(1)	As of December 31, 2007, Mr. Lyons held options for the purchase of 20,000 common shares.

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$10,000 per annum (1)
•	additional $3,500 per annum for committee chair (1)
•	$350 per Board meeting attended ($175 if telephonic)
•	$200 per committee meeting attended ($100 if telephonic)
__________

(1)           One-half payable in stock; other one-half payable in stock or, at the director’s option, in cash.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of February 29, 2008 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Infinity Capital Partners, L.P. 767 Third Avenue, 16th Floor New York, New York	458,458(1)(2)	15.4%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 1158 Broadway Hewlett, New York	425,900(1)(3)	14.2%
AIA Acquisition Corp 6787 Market Street Upper Darby, Pennsylvania	361,600(4)	11.0%
Eagle Insurance Company c/o The Robert Plan Corporation 999 Stewart Avenue Bethpage, New York	297,378(5)	10.0%
Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	274,750(1)(6)	9.2%
Morton L. Certilman 90 Merrick Avenue East Meadow, New York	170,248(1)	5.7%
Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	157,278(1)(7)	5.3%
David A. Lyons 252 Brookdale Road Stamford, Connecticut	20,000(8)	*
All executive officers and directors as a group (6 persons)	1,063,057(1)(2)(5) (7)(8)(9)	34.7%

 ___________
*          Less than 1%

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

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

(3)
Includes (i) 8,500 shares held by Mr. Goldstein’s children, (ii) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein and (iii) 32,500 shares issuable upon the exercise of currently exercisable options.  Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust. Excludes shares owned by AIA Acquisition Corp. of which members of Mr. Goldstein’s family are principal stockholders.

(4)
Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.  Includes 312,000 shares issuable upon the conversion of preferred shares that are currently convertible.

(5)
Eagle is a wholly-owned subsidiary of The Robert Plan Corporation.  We have been advised that, pursuant to an Order of Rehabilitation filed with the Superior Court of New Jersey, Mercer County on January 29, 2007, the Commissioner of the Department of Banking and Insurance of the State of New Jersey has been vested with title to the shares registered in Eagle’s name.  We have been advised further that, on August 9, 2007, the Court determined that Eagle was insolvent, and it terminated the rehabilitation phase of the proceedings and issued an Order of Liquidation.  Such order has been stayed pending appeal.

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

(7)	Includes 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(8)	Represents shares issuable upon the exercise of currently exercisable options.

(9)	Includes 14,881 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	268,624	$2.55	338,876

Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	268,624	$2.55	338,876

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share.  The warrants were initially scheduled to expire on January 10, 2006.  Effective May 25, 2005, the holders of the remaining $1,500,000 of subordinated debt agreed to extend the maturity date of the debt to September 30, 2007.  The debt extension was given to satisfy a requirement of M&T that arose in connection with the December 2004 increase in M&T’s revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007.  In consideration for the extension of the due date for the subordinated debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 common shares to September 30, 2007.  During 2007, the holders of the $1,500,000 subordinated debt agreed to a further extension of the due date to September 30, 2008.  In consideration for such further extension, we further extended the expiration date of the warrants held by the debtholders for the purchase of 90,000 common shares to September 30, 2008.

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

In September 2007, a limited liability company of which Mr. Goldstein is a minority member purchased from a debtholder a subordinated note in the approximate principal amount of $115,000 and a warrant for the purchase of 7,500 shares.  In connection with the purchase, the maturity date of the debt and the expiration date of the warrant were extended as discussed above.

Commercial Mutual Insurance Company

On January 31, 2006, we purchased two surplus notes in the aggregate principal amount of $3,750,000 issued by Commercial Mutual Insurance Company.  Commercial Mutual is a New York property and casualty insurer.

Concurrently with the purchase, the new Commercial Mutual Board of Directors elected Barry Goldstein, our President, Chairman of the Board and Chief Executive Officer, as its Chairman. Mr. Goldstein had been elected as a director of Commercial Mutual in December 2005.

Reference is made to Item 1(b) of this Annual Report for a discussion of a contemplated conversion of Commerce Mutual from an advance premium insurance company to a stock property and casualty insurance company and the possible conversion by us of our surplus notes into a controlling interest in Commercial Mutual.

Exchange of Preferred Stock

Effective March 23, 2007, we issued 780 Series B preferred shares to AIA Acquisition Corp. (“AIA”) in exchange for an equal number of our outstanding Series A preferred shares. The terms of the Series B preferred shares are substantially identical to those of the Series A preferred stock, except that they are mandatorily redeemable on April 30, 2008 (as opposed to April 30, 2007 for the Series A preferred shares).  The current aggregate redemption amount for the Series B preferred shares is $780,000, plus accumulated and unpaid dividends.  AIA, as the holder of the Series B preferred shares, is entitled to dividends at the rate of 5% per annum.  The Series B preferred shares are convertible into our common shares at a price of $2.50 per share.  Members of the family of Barry B. Goldstein, our President, Chairman of the Board and Chief Executive Officer, are principal stockholders of AIA.

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

ITEM 13.                                EXHIBITS

Exhibit Number	Description of Exhibit

2	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc. (1)

3(a)	Restated Certificate of Incorporation (2)

3(b)	Certificate of Designations of Series A Preferred Stock (3)

3(c)	Certificate of Designations of Series B Preferred Stock (4)

3(d)	By-laws, as amended (5)

10(a)	1998 Stock Option Plan, as amended (6)

10(b)
Amended and Restated Financing and Security Agreement, dated as of July 28, 2006, by and among Payments Inc., DCAP Group, Inc. and Manufacturers and Traders Trust Company, in its capacity as both collateral and administrative agent for each of the “Lenders” and sole arranger (4)

10(c)	Amended and Restated Revolving Credit Note, dated July 28, 2006, in the principal amount of $20,000,000 issued by Payments Inc. and DCAP Group, Inc. to Manufacturers and Traders Trust Company (4)

10(d)	Term Line Note, dated July 28, 2006, in the principal amount of $1,300,000 issued by Payments Inc. and DCAP Group, Inc. to Manufacturers and Traders Trust Company (4)

10(e)
Security Agreement, dated as of July 28, 2006, by DCAP Group, Inc, DCAP Management Corp., DCAP Accurate, Inc., AIA-DCAP Corp., Barry Scott Agency, Inc., Barry Scott Companies, Inc., Barry Scott Acquisition Corp., Baron Cycle, Inc., Blast Acquisition Corp., Dealers Choice Automotive Planning, Inc., IAH, Inc. and Intandem Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders” (4)

10(f)
Reaffirmation of and Amendment to Stock Pledge Agreements, dated as of July 28, 2006, by DCAP Group, Inc., Barry Scott Agency, Inc., Barry Scott Companies, Inc. and Blast Acquisition Corp. for the benefit of Manufacturers and Traders Trust Company in its capacity as “Agent” for itself and other “Lenders” (4)

10(g)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (7)

10(h)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to indebtedness in the original aggregate principal amount of $3,500,000 (7)

10(i)	Letter agreement, dated May 25, 2005, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt (4)

10(j)	Letter agreement, dated March 23, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt (4)

10(k)	Letter agreement, dated September 30, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt

10(l)
Form of Warrant, dated July 10, 2003, for the purchase of an aggregate of 525,000 common shares (105,000 shares after giving effect to 1-for-5 reverse split effectuated on August 26, 2004) of DCAP Group, Inc. (7)

10(m)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (7)

10(n)	2005 Equity Participation Plan (8)

10(o)	Surplus Note, dated April 1, 1998, in the principal amount of $3,000,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (8)

10(p)	Surplus Note, dated March 12, 1999, in the principal amount of $750,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (8)

10(q)	Employment Agreement, dated as of August 20, 2007, between DCAP Management Corp. and Curt Hapward (9)

10(r)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (10)

10(s)	Stock Option Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (10)

14	Code of Ethics (11)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees(1)	$116,000	$87,425
Audit-Related Fees(2)	-	-
Tax Fees(3)	28,000	34,000
All Other Fees(4)	8,419	15,485
Total Fees	$152,419	$136,910
__________

(1)
Audit Fees  consist of  aggregate  fees  billed for  professional  services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are  normally  provided  by the  independent  auditors in  connection  with statutory and regulatory  filings or engagements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

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

DCAP GROUP, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

DCAP GROUP, INC. AND SUBSIDIARIES Contents Years Ended December 31, 2007 and 2006

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F-2 F-3 F-4 F-5 F-6 - F-7 F-8 - F-28

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheets of DCAP Group, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2007 and 2006  and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 17, 2008

DCAP GROUP, INC. AND
SUBSIDIARIES
Consolidated Balance Sheets
December 31,	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$1,030,822	$1,196,412
Accounts receivable, net of allowance for doubtful accounts of
$50,000 at December 31, 2007 and $66,000 at December 31, 2006	801,718	1,436,463
Prepaid income taxes	76,723	261,403
Prepaid expenses and other current assets	218,881	88,359
Assets from discontinued operations	12,651,223	15,026,925
Total current assets	14,779,367	18,009,562

Property and equipment, net	464,824	347,277
Goodwill	2,601,257	2,601,257
Other intangibles, net	150,910	348,786
Notes receivable	5,170,804	4,007,986
Deposits and other assets	78,164	94,019
Total assets	$23,245,326	$25,408,887

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$630,412	$855,183
Current portion of long-term debt	2,098,989	630,565
Other current liabilities	154,200	166,146
Liabilities from discontinued operations	12,517,305	14,172,592
Mandatorily redeemable preferred stock	780,000	-
Total current liabilities	16,180,906	15,824,486

Long-term debt	499,065	2,408,139
Deferred income taxes	408,000	402,000
Mandatorily redeemable preferred stock	-	780,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued
3,750,447 at December 31, 2007 and 3,672,947 shares at December 31, 2006	37,505	36,730
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,850,872	11,633,884
Deficit	(4,545,242)	(4,497,797)
	7,343,135	7,172,817
Treasury stock, at cost, 781,423 shares at December 31, 2007 and
776,923 shares at December 31, 2006	(1,185,780)	(1,178,555)
Total stockholders' equity	6,157,355	5,994,262
Total liabilities and stockholders' equity	$23,245,326	$25,408,887

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2007	2006

Commissions and fee revenue	$5,745,197	$7,121,724

Operating expenses:
General and administrative expenses	6,754,434	7,269,287
Depreciation and amortization	288,543	285,184
Impairment of intangibles	94,914	-
Total operating expenses	7,137,891	7,554,471

Operating loss	(1,392,694)	(432,747)

Other (expense) income:
Interest income	10,638	4,454
Interest income - notes receivable	1,287,819	1,182,844
Interest expense	(477,644)	(490,946)
Interest expense - mandatorily redeemable preferred stock	(39,000)	(39,000)
Gain on sale of store/book of business	65,767	81,105
Total other income	847,580	738,457

(Loss) income from continuing operations before provision for income taxes	(545,114)	305,710
(Benefit from) provision for income taxes	(226,501)	137,570
(Loss) income from continuing operations	(318,613)	168,140
Income from discontinued operations, net of taxes	271,168	340,245
Net (loss) income	$(47,445)	$508,385

Net Income (Loss) Per Common Share:
Basic:
Income (loss) from continuing operations	$(0.11)	$0.06
Income from discontinued operations	0.09	0.12
Income (loss) per common share	$(0.02)	$0.18

Diluted:
Income (loss) from continuing operations	$(0.11)	$0.06
Income from discontinued operations	0.09	0.11
Income (loss) per common share	$(0.02)	$0.17

Weighted Average Number of Shares Outstanding:
Basic	2,963,036	2,888,805

Diluted	2,963,036	3,250,937

See notes to consolidated financial statements

b

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2007 and 2006

					Capital
	Common Stock		Preferred Stock		in Excess		Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Shares	Amount	Total
Balance, December 31, 2005	3,545,447	$ 35,455	-	$ -	$11,371,880	$(5,006,182)	776,923	$(1,178,555)	$ 5,222,598
Exercise of stock options	127,500	1,275	-	-	189,974	-	-	-	191,249
Tax benefit from exercise of stock options	-	-	-	-	42,400	-	-	-	42,400
Stock-based payments	-	-	-	-	29,630	-	-	-	29,630
Net income	-	-	-	-	-	508,385	-	-	508,385
Balance, December 31, 2006	3,672,947	36,730	-	-	11,633,884	(4,497,797)	776,923	(1,178,555)	5,994,262
Exercise of stock options	74,500	745	-	-	111,455	-	-	-	112,200
Stock-based payments	3,000	30	-	-	105,533	-	-	-	105,563
Return of stock as settlement of liability	-	-	-	-	-	-	4,500	(7,225)	(7,225)
Net loss	-	-	-	-	-	(47,445)	-	-	(47,445)
Balance, December 31, 2007	3,750,447	$ 37,505	-	$ -	$11,850,872	$(4,545,242)	781,423	$(1,185,780)	$ 6,157,355

See notes to consolidated financial statements
                                                                                                                                                                    F-5

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31,	2007	2006

Cash Flows from Operating Activities:
Net (loss) income	$(47,445)	$508,385
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	288,543	285,184
Bad debt expense	37,070	19,000
Accretion of discount on notes receivable	(987,818)	(905,500)
Amortization of warrants	40,120	77,526
Impairment of intangible asset	94,914	-
Stock-based payments	105,563	29,630
Tax benefit from exercise of stock options	-	42,400
Gain on sale of store/book of business	(65,767)	(81,105)
Deferred income taxes	6,000	336,000
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	458,310	51,101
Prepaid expenses and other current assets	(196,442)	59,686
Deposits and other assets	36,008	(16,706)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(224,771)	341,633
Income taxes payable	184,680	(261,403)
Other current liabilities	(11,946)	(32,798)
Net cash (used in) provided by operating activities of continuing operations	(282,981)	453,033
Operating activities of discontinued operations	(91,395)	(768,640)
Net Cash Used In Operating Activities	(374,376)	(315,607)

Cash Flows from Investing Activities:
Decrease in notes and other receivables - net	2,374	42,352
Proceeds from sale of store	66,300	50,100
Purchase of property and equipment	(213,309)	(186,174)
Purchase of notes receivable	-	(3,075,141)
Purchase of business	-	(1,000,786)
Net cash used in investing activities of continuing operations	(144,635)	(4,169,649)
Investing activities of discontinued operations	2,278,458	1,735,907
Net Cash Provided by (Used in) Investing Activities	2,133,823	(2,433,742)

Cash Flows from Financing Activities:
Proceeds from term loan	-	1,300,000
Principal payments on long-term debt	(570,589)	(593,846)
Proceeds from exercise of options and warrants	112,200	191,249
Net cash (used in) provided by financing activities of continuing operations	(458,389)	897,403
Financing activities of discontinued operations	(1,466,648)	1,086,869
Net Cash (Used in) Provided by Financing Activities	(1,925,037)	1,984,272

See notes to consolidated financial statements
                                                                                                        F-6

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
Years Ended December 31,	2007	2006

Net Decrease in Cash and Cash Equivalents	$(165,590)	$(765,077)
Cash and Cash Equivalents, beginning of year	1,196,412	1,961,489
Cash and Cash Equivalents, end of year	$1,030,822	$1,196,412

Supplemental Schedule of Non-Cash Investing
and Financing Activities:
Note payable issued for purchase of business	$-	$612,481
Computer equipment acquired under capital leases	$89,819	$-

See notes to consolidated financial statements
                                                                                         F-7

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006
1.	Organization and Nature of Business

DCAP Group, Inc. and Subsidiaries (referred to herein as "we" or "us") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and until February 1, 2008 provided premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio (see Notes 17 and 22). As a result of the sale, our premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by us in the states of New York, New Jersey and Pennsylvania. In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.  Our continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.  We also provide automobile club services for roadside emergencies and tax preparation services.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.  During the years ended December 31, 2007 and 2006, approximately $110,000 and $50,000, respectively, was recognized as initial franchise fee income.

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

Goodwill and intangible assets - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. We conduct our annual impairment test for goodwill at the beginning of the first quarter. We performed the required impairment test for fiscal years 2007 and 2006 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Other Intangibles - SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which include customer and phone, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 3 to 15 years. If the value of the intangible asset is determined to be impaired, the asset is written down to the current fair value.

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

Net income per share - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred stock. The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our Common Stock during the periods presented. For the year ended December 31, 2006, the inclusion of 361,124 of options and warrants in the computation of diluted earnings per share would have been anti-dilutive. During the year ended December 31, 2007, we recorded a loss available to common shareholders and, as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 678,124 potential shares of Common Stock from unexercised stock options and warrants, and the conversion of Convertible Preferred Stock, which were anti-dilutive for such period.

The reconciliation for the years ended December 31, 2007 and 2006 is as follows:

Years Ended December 31,	2007	2006

Weighted Average Number of Shares Outstanding	2,963,036	2,888,805
Effect of Dilutive Securities, common stock equivalents	-	362,132
Weighted Average Number of Shares Outstanding, used for computing diluted earnings (loss) per share	2,963,036	3,250,937

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Net (loss) income from continuing operations available to common shareholders for the computation of diluted earnings (loss) per share is computed as follows:

Years Ended December 31,	2007	2006

Net (Loss) Income from Continuing Operations	$(318,613)	$168,140
Interest Expense on Dilutive Convertible Preferred Stock	-	39,000
Net (Loss) Income from Continuing Operations Available to Common Shareholders for Diluted Earnings (Loss) Per Share	$(318,613)	$207,140

There are no dilutive effects in the calculation of diluted net income per share from discontinued operations for the year ended December 31, 2007.

Net (loss) income available to common shareholders for the computation of diluted earnings (loss) per share is computed as follows:

Years Ended December 31,	2007	2006

Net (Loss) Income	$(47,445)	$508,385
Interest Expense on Dilutive Convertible Preferred Stock	-	39,000
Net (Loss) Income Available to Common Shareholders for Diluted Earnings (Loss) Per Share	$(47,445)	$547,385

Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $596,000 and $479,000 for the years ended December 31, 2007 and 2006, respectively.

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

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method and therefore we have not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense includes (1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and (2) compensation expense for share-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. We recognize compensation expense on a straight-line basis over the requisite service period of the award

Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of approximately $53,000 and $43,000 in such costs were incurred during the years ended December 31, 2007 and 2006, respectively.

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2007 and 2006, there were no such adjustments required.

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of  2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of misstatements in the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  Effective for fiscal years beginning after December 15, 2008, this statement revises and converges internationally the accounting for business combinations.  The adoption of this statement is not expected to have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, this statement revises and converges internationally the reporting of noncontrolling interests in consolidated financial statements. The adoption of this statement is not expected to have a material impact on our financial statements.

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

In January 2006, we purchased the book of business, customer list and certain other assets of  Mid–Hudson Valley Brokerage, LLC (“Mid-Hudson”) located in Poughkeepsie, New York, for $94,505 in cash. The net purchase price of $98,709, including transactions costs of $4,740, was allocated as follows:

Goodwill	$78,420
Intangible Assets	20,289
Net Assets Acquired	$98,709

The aggregate intangible assets acquired have been assigned to customer lists, which is subject to periodic amortization over a weighted average estimated useful life of four years. Our consolidated statement of operations includes the revenue and expenses of Accurate and Mid-Hudson from January 2006.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

The goodwill acquired in the acquisitions is expected to be deductible for income tax purposes over a period of 15 years.

4.	Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is subject to an Order of Liquidation issued by the New Jersey Department of Banking and Insurance (which order has been stayed pending appeal).  Eagle owns approximately 10% of our outstanding common stock.  The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  During the years ended December 31, 2007 and 2006, interest payments totaling $125,000 and $250,000, respectively, were received.  The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts.  Such accretion amount, together with interest on the Surplus Notes for the periods ended December 31, 2007 and 2006, are included in our consolidated statement of operations as “Interest income-notes receivable.”

Possible Future Conversion of Notes Receivable

In March 2007, CMIC's Board of Directors adopted a resolution to convert CMIC from an advance premium cooperative insurance company to a stock property and casualty  insurance company.  CMIC has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York to proceed with the conversion process (subject to certain conditions as discussed below).

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion by the Superintendent of Insurance and CMIC’s policyholders.  As part of the approval process, the Superintendent of Insurance had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006. We, as a holder of the CMIC surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of CMIC, we believe that, following any conversion by CMIC into a stock corporation, we could hold a controlling equity interest in CMIC.  It is anticipated that the conversion will be completed within the next twelve months.  No assurances can be given that the conversion will occur.

Our Chairman is also Chairman of CMIC and one of our other directors and our Chief Accounting Officer are also directors of CMIC.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

5.	Sale of Business

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

6.	Goodwill

The changes in the carrying value of goodwill for the years presented are as follows:

December 31,	2007	2006

Balance, beginning of year	$2,601,257	$1,305,551
Addition, as a result of acquisitions	-	1,235,706
Addition, as a result of contingent acquisition costs	-	67,000
Reduction from sale of store	-	(7,000)
Balance, end of year	$2,601,257	$2,601,257

7.	Other Intangibles

Other intangible assets consist of the following:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

December 31,	2007	2006

Gross carrying amount:
Customer lists	$554,425	$554,525
Vanity phone numbers	-	204,416
	554,425	758,941

Accumulated amortization:
Customer lists	403,515	314,281
Vanity phone numbers	-	95,874
	403,515	410,155

Balance, end of year	$150,910	$348,786

The aggregate amortization expense for the years ended December 31, 2007 and 2006 was approximately $103,000 and $141,000, respectively. As of December 31, 2007, we no longer utilized the vanity telephone numbers included in intangible assets. The balance of $94,914 was written off and is included in impairment of intangible assets in the Consolidated Statements of Operations for the year ended December 31, 2007.

Estimated amortization expense for the five years subsequent to December 31, 2007 is as follows:

Years Ending December 31,

2008	75,000
2009	75,000

The remaining weighted-average amortization period as of December 31, 2007 is 2.0 years

Other intangible assets are being amortized using the straight-line method over a period of four to fifteen years.

8.	Property and Equipment

Property and equipment consists of the following:

December 31,	Useful Lives	2007	2006

Furniture, fixtures & equipment	5 years	$379,812	$358,085
Leasehold improvements	3 - 5 years	310,817	266,872
Computer hardware, software and office equipment	2 - 5 years	1,535,301	1,338,311
Entertainment facility	20 years	200,538	200,538
		2,426,468	2,163,806
Less accumulated depreciation		1,961,644	1,816,529
		$464,824	$347,277

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $186,000 and $117,000, respectively.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

December 31,	2007	2006

Accounts payable	$ 259,229	$ 374,834
Interest	85,902	85,902
Payroll and related costs	75,422	57,566
Professional fees	209,859	106,420
Acquisition costs	-	67,000
Other	-	163,461
	$ 630,412	$ 855,183

10.	Debentures Payable

In 1971, pursuant to a plan of arrangement, we issued a series of debentures, which matured in 1977. As of December 31, 2007 and 2006, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation.

11.	Long-Term Debt

Long-term debt and capital lease obligations consist of:

December 31,	2007	2006

Note payable issued in connection with the purchase of Accurate, payable in monthly installments of $9,255, including imputed interest at 7% per annum. Payments on the note commenced in January 2007 and the note matures in December 2012. (a)
	$ 517,113	$ 556,555

Term loan from Manufacturers and Traders Trust Company, which bears interest at LIBOR plus 2.75%, payable in quarterly principal installments of $130,000 each, commencing September 1, 2006. The remaining principal balance is payable on June 30, 2008.	520,000	1,040,000

Capitalized lease for computer equipment, payable in monthly installments of $2,241 per month, including interest at 9.1% per annum. The term of the capitalized lease is through June 30, 2011.	78,672	-

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Subordinated loan, which bears interest at 12.625% per annum, payable semi-annually. The principal balance is due and payable on September 30, 2008. The loan was subordinate to the revolving credit facility included in discontinued operations, and was secured by a security interest in the assets of our premium finance subsidiary and a pledge of our subsidiary's stock. Effective February 1, 2008, upon the sale of the premium finance portfolio, the loan is no longer subordinated to the revolving credit facility and there is no longer a security interest in the assets of our premium financing subsidiary; however, the loan is still subordinated to the above term loan from Manufacturers and Traders Trust Company.
	1,500,000	1,500,000

Unamortized value of stock purchase warrants issued in connection with subordinated loan	(17,731)	(57,851)
	2,598,054	3,038,704
Less current maturities	2,098,989	630,565
	$ 499,065	$ 2,408,139

The capital lease is collateralized by computer equipment with a carrying cost and accumulated depreciation approximating $90,000 and $12,000, respectively, at December 31, 2007.

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

(a) At December 31, 2006, we reduced the amount due to Accurate by approximately $98,000 as a result of pre-acquisition liabilities satisfied by us.

Long-term debt matures as follows:

Years ended December 31,
2008	$ 2,098,989
2009	104,343
2010	135,596
2011	130,868
2012	128,258
$ 2,598,054

12.	Related Party Transaction

Professional fees - A law firm affiliated with one of our directors was paid legal fees of $123,000 and $139,000 for the years ended December 31, 2007 and 2006, respectively.

A director was paid a fee of $49,900 during the year ended December 31, 2006 for consulting services in accordance with a consulting agreement. This agreement expired on October 31, 2006.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Guaranty – Under our revolving line of credit entered into in July 2006, our Chairman and CEO was obligated on an unlimited wind-down guaranty as long as the loan was in effect.  In consideration of this guaranty, he was paid $50,000 in 2006. Upon the sale of the premium finance portfolio on February 1, 2008, the wind-down guaranty was terminated.

Note receivable – Included in other current assets is a $161,000 note receivable from a franchisee who is affiliated with one of our directors. Interest income from this note was approximately $5,000 for the year ended December 31, 2007. In February 2008, the note was paid in full.

13.	Income Taxes

We file a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The provision for income taxes from continuing operations is comprised of the following:

Years ended December 31,	2007	2006

Current:
Federal	$(185,000)	$(158,000)
State	(47,501)	(40,430)
	(232,501)	(198,430)

Deferred:
Federal	4,800	267,000
State	1,200	69,000
	6,000	336,000

	$(226,501)	$137,570

A reconciliation of the federal statutory rate to our effective tax rate from continuing operations is as follows:

Years Ended December 31,	2007	2006

Computed Expected Tax (Benefit) Expense	(34.00)%	34.00%
State Taxes, net of federal benefit	-0-	5.79
Permanent Differences	(7.55)	5.21
Total Tax (Benefit) Expense	(41.55)%	45.00%

At December 31, 2007, we had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,589,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year, as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. We did not utilize any net operating loss carryforwards during the years ended December 31, 2007 and 2006 to offset current taxable income. Our taxable loss for the year ended December 31, 2007 is approximately $1,132,000. This loss will either be carried back or will be available for future years, expiring through December 31, 2027.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

The tax effects of temporary differences which give rise to deferred tax assets and liabilities from continuing operations consist of the following:

December 31,	2007	2006

Deferred tax assets:
Net operating loss carryovers	$996,000	$550,000
Provision for doubtful accounts	20,000	26,000
Amortization of intangible assets	117,000	91,000
Stock compensation expense	39,000	12,000
Gross deferred tax assets	1,172,000	679,000

Deferred tax liabilities:
Interest on note	838,000	373,000
Depreciation	8,000	23,000
Prepaid expenses	16,000	33,000
Amortization of goodwill	222,000	156,000
Gross deferred tax liabilities	1,084,000	585,000

Net deferred tax assets before valuation allowance	88,000	94,000
Less valuation allowance	(496,000)	(496,000)
Net deferred tax liability	$(408,000)	$(402,000)

14.	Commitments

Leases - We, and each of our affiliates, lease office space under noncancellable operating leases expiring at various dates through August 31, 2011. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

Years ended December 31,
2008	$ 407,673
2009	248,595
2010	172,792
2011	56,778
$ 885,838

Rental expense approximated $497,000 and $503,000 for the years ended December 31, 2007 and 2006, respectively.

Employment agreement - On October 16, 2007, we entered into an Employment Agreement with Barry B. Goldstein, our President, Chief Executive Officer and Chairman of the Board.  The initial term of the Employment Agreement expires June 30, 2009.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual salary of $350,000, and annual bonuses based on our net income. In addition, pursuant to the Employment Agreement Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control. Concurrently with the execution of the Employment Agreement, we granted to Mr. Goldstein options for the purchase of 130,000 shares of Common Stock at an exercise price of $2.06 per share.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Acquisition - In connection with the 2003 acquisition of AIA Acquisition Corp. ("AIA"), additional contingent cash consideration based upon the EBITDA of the combined operations of AIA and our wholly-owned subsidiary, Barry Scott Companies, Inc., during each 12 month period ending April 30, 2008 may be payable. The additional cash consideration cannot exceed $67,000 per annum.

Litigation - From time to time, we are involved in various lawsuits and claims incidental to our business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect our financial position.

IRS tax audit - Our Federal income tax return for the year ended December 31, 2005 is currently under audit by the Internal Revenue Service. The final results of this audit cannot be estimated by management. It is anticipated that the audit will be concluded by mid-2008.

15.	Mandatorily Redeemable Preferred Stock

On May 8, 2003, we issued 904 shares of $.01 par value 5.0% Series A Preferred Stock in connection with the acquisition of substantially all of the assets of AIA.  The Series A Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are cumulative and are payable in cash.

Each share of the Series A Preferred Stock is convertible at the option of the holder at any time into shares of our Common Stock at a conversion rate of $2.50 per share.

On January 15, 2005, the preferred stockholder converted 124 shares of Series A Preferred Stock into 49,600 shares of our Common Stock.

Subject to legal availability of funds, the Series A Preferred Stock was mandatorily redeemable by us for cash at its liquidation preference on April 30, 2007 (unless previously converted into our Common Stock). Effective March 23, 2007, the holder of the Series A Preferred Stock agreed to exchange the Series A Preferred Stock for a new Series B Preferred Stock that is mandatorily redeemable by us for cash at its liquidation preference on April 30, 2008 (unless previously converted into our Common Stock).  Redemption of the Series B Preferred Stock can occur prior to April 30, 2008 upon a substantial sale by us, as defined.  The terms of the Series B Preferred Stock are the same as the Series A Preferred Stock with the exception of the redemption date.

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Series A Preferred Stock and the Series B Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

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

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Treasury Stock - In June 2007, a shareholder tendered 4,500 shares of Common Stock to us to settle an obligation due us of approximately $7,200. The tendered shares were recorded as an increase in treasury stock, valued at the balance of the obligation.

Warrants - On July 10, 2003, in connection with the issuance of the subordinated debt, we issued warrants to purchase 105,000 shares of our Common Stock at an exercise price of $6.25 per share (the "Warrants"). The Warrants were valued at $147,000 and were being amortized as additional interest expense over the term of the associated debt. The Warrants were scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of $1,500,000 outstanding principal amount of our subordinated debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of our premium finance lender that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock from January 10, 2006 to September 30, 2007. The extension of the Warrants was valued at approximately $148,000 and is being amortized as additional interest expense over the extension period.  In March 2007 and September 2007, holders of approximately $1,385,000 and $115,000, respectively, of the principal amount of the subordinated loan agreed to extend the maturity date of this loan from September 30, 2007 to September 30, 2008.  In consideration for the extension of the due date of our subordinated debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock from September 30, 2007 to September 30, 2008.

Stock Options - In November 1998, we adopted the 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 shares of our Common Stock were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Plan to 750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under this plan.

In December 2005, our shareholders ratified the adoption of the 2005 Equity Participation Plan (together with the 1998 Plan, the “Plans”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under this plan, a maximum of 300,000 shares of Common Stock may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under this plan.

Effective January 1, 2006, our plans are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123(R), which replace SFAS No. 123 and supersede APB 25, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC SAB No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, we accounted for similar transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

As a result of the adoption of SFAS 123(R), our results for the years ended December 31, 2007 and 2006 include share-based compensation expense totaling approximately $97,000 and $30,000, respectively, and a tax benefit of approximately $43,000 and $13,500, respectively.  Such amounts have been included in the Consolidated Statement of Income within general and administrative expenses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award less an estimate for anticipated forfeitures.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2007 and 2006 was $1.22 and $1.46, respectively, per share.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007 and 2006, we took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2007 and 2006:

Years Ended December 31,	2007	2006

Dividend Yield	0.00%	0.00%
Volatility	60.79%	123.23%
Risk-Free Interest Rate	5.00%	5.00%
Expected Life	5 years	5 years

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

A summary of option activity under the Plans as of December 31, 2007, and changes during the year then ended is as follows:

Fixed Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	193,300	$ 2.34
Granted	197,024	2.20
Exercised	(74,500)	1.51
Expired	(32,000)	1.50
Forfeited	(15,200)	2.72
Outstanding, end of year	268,624	$ 2.55	4.03	$850

Exercisable, end of year	125,868	$ 2.95	3.27	$850

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our Common Stock for the shares that had exercise prices, that were lower than the $1.67 closing price of our Common Stock on December 31, 2007. The total intrinsic value of options exercised in the years ended December 31, 2007 and 2006 was $96,750 and $135,150, respectively, determined as of the date of exercise. We received cash proceeds from options exercised in the years ended December 31, 2007 and 2006 of approximately $112,000 and $191,000, respectively.

A summary of the status of our non-vested options as of December 31, 2007 and the changes during the year ended December 31, 2007, is as follows:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	19,692	$1.86
Granted	197,024	1.22
Vested	(66,877)	1.35
Forfeited	(7,083)	2.00
Nonvested at December 31, 2007	142,756	$1.21

As of December 31, 2007 and 2006, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $141,000 and $39,000, respectively. Unamortized compensation cost as of December 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. For the year ended December 31, 2007, the weighted average fair value of options exercised was $1.10.

The total fair value of shares vested during the year ended December 31, 2007 was approximately $77,000.

Common shares reserved

Warrants	97,500

Stock Option Plan/Equity Participation Plan	607,500

17.
Discontinued Operations

On February 1, 2008, we sold our outstanding premium finance loan portfolio. Under the terms of the sale, the purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York, New Jersey and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed. As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the years ended December 31, 2007 and 2006 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2007 and 2006. Continuing operations of our premium financing operations will only consist of placement fee revenue and any related expenses.

Summarized financial information of the premium financing segment as discontinued operations for the years ended December 31, 2007 and 2006 follows:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Years Ended December 31,	2007	2006

Premium Finance Revenue	$3,166,554	$3,960,223

Operating Expenses:
General and administrative expenses	1,432,299	1,695,779
Provision for finance receivable losses	472,266	650,005
Depreciation and amortization	99,550	171,430
Interest expense	645,770	824,382
Total Operating Expenses	2,649,885	3,341,596

Income Before Provision for Income Taxes	516,669	618,627
Provision for Income Taxes	245,501	278,382
Net Income from Discontinued Operations	$271,168	$340,245

The components of assets and liabilities of discontinued operations as of December 31, 2007 and 2006 are as follows:

December 31,	2007	2006

Finance contracts receivable, net	$12,498,809	$14,777,855
Other current assets	31,680	19,114
Deferred income taxes	69,000	82,000
Property and equipment, net	3,324	8,829
Other assets	48,410	139,127
Total Assets	$12,651,223	$15,026,925

Revolving credit line	$9,488,437	$10,952,345
Accounts payable and accrued expenses	139,480	157,998
Premiums payable	2,889,388	3,062,249
Total Liabilities	$12,517,305	$14,172,592

Finance income, fees and receivables - For our premium finance operations, we are using the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we record the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest is amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.37% and 26.49% per annum for the years ended December 31, 2007 and 2006, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Allowance for finance receivable losses - Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks are made prior to the decision to extend credit to a customer. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts are exhausted, the remaining account balance, including unrealized interest, is written off. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2007 and 2006, the provision for finance receivable losses was approximately $472,000 and $650,000, respectively, and actual principal write-offs for such years, net of actual and anticipated recoveries of previous write-offs, were approximately $522,000 and $679,000, respectively. If our provision for finance receivable losses was understated by 10% because our actual write-offs were greater than anticipated, the effect would have been a reduction in our basic earnings per share by approximately $0.01 and $0.01 for the years ended December 31, 2007 and 2006, respectively.

Deferred loan costs - Deferred loan costs are amortized on a straight-line basis over the related term of the loan.

Concentration of credit risk –All finance contracts receivable are repayable in less than one year. In the event of a default by the borrower, we are entitled to cancel the underlying insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier. We structure the repayment terms in an attempt to minimize principal losses on finance contract receivables.

Finance Contract Receivables - A summary of the changes of the allowance for finance receivable losses is as follows:

December 31,	2007	2006

Balance, beginning of year	$205,269	$234,029
Provision for finance receivable losses	472,266	650,005
Charge-offs	(503,923)	(678,765)
Balance, end of year	$173,612	$205,269

Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately four months, with the longest contractual maturity being approximately ten months.

Revolving Credit Facility - On December 27, 2004, we entered into a revolving line of credit (the “Old Revolver”) with Manufacturers and Traders Trust Company (the “Bank”), which provided for an increase in the credit line to $25,000,000. Subject to certain conditions, the Bank had agreed to arrange an additional $10,000,000 credit facility with other lenders on a "best efforts" basis. The Old Revolver bore interest, at our option, at either (i) the Bank's prime lending rate (7.25% at December 31, 2005) or (ii) LIBOR (4.34% at December 31, 2005) plus 2.5%, and was scheduled to mature on June 30, 2007. We could borrow against the line to the extent of 85% of eligible premium finance receivables.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

On July 28, 2006, we and our premium finance subsidiary, Payments, Inc., entered into a new revolving line of credit (the “New Revolver”) with the Bank, which provided for a decrease in the credit line to $20,000,000 and the elimination of the Bank’s agreement to arrange an additional $10,000,000 credit facility with other lenders on a “best efforts” basis.  The New Revolver bore interest, at our option, at either the Bank’s prime lending rate (7.25% at December 31, 2007) or LIBOR (5.24% at December 31, 2007) plus 2.25%, and was scheduled to mature on June 30, 2008.  The line of credit also allows for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against the term line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw against the term line of $1,300,000.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance is payable on June 30, 2008.  Interest is payable monthly.  The New Revolver eliminated the personal guaranty required of our CEO of $1,250,000 but continued his obligation on an unlimited wind-down guaranty and his personal guaranty as to misrepresentations that relate to dishonest or fraudulent acts committed by him or known but not timely reported by him.  The New Revolver also allowed for a reduction of life insurance coverage on the life of our CEO from $4,000,000 to $1,500,000.

The New Revolver was secured by substantially all of the assets of our premium finance subsidiary, Payments, Inc., and was guaranteed by DCAP Group, Inc. and its subsidiaries. The New Revolver was paid in full and terminated on February 1, 2008 upon the closing of the sale of our premium finance loan portfolio (see Note 22).

18.	Major Insurance Carriers

For the year ended December 31, 2007, revenue from major insurance carriers in excess of 10% of net revenues from continuing operations consisted of the following:

Carrier	% of Total Revenue	Segment

A	36%	Insurance
B	12%	Insurance

For the year ended December 31, 2006, revenue from major insurance carriers in excess of 10% of net revenues from continuing operations consisted of the following:

Carrier	% of Total Revenue	Segment

A	34%	Insurance

19.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying values of cash, accounts receivables, finance contract receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt: The fair value of our long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on our assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2007 and 2006 approximates fair value.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

20.	Retirement Plan

Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to a maximum of $15,000 per year. We will match 25% of the employee's contribution up to 6%. Contributions for the years ended December 31, 2007 and 2006 approximated $25,000 and $17,000, respectively.

21.	Supplementary Information - Statement of Cash Flows

Cash paid during the years for:

Years Ended December 31,	2007	2006

Interest	$463,305	$487,026

Income Taxes	$3,033	$332,038

22.	Subsequent Event

On February 1, 2008, our wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). The purchase price for the acquired net loan portfolio was approximately $11,845,000, of which approximately $268,000 was paid to Payments, and the remainder of the purchase price was satisfied by the assumption of liabilities, including the satisfaction of our premium finance revolving credit line obligation to Manufacturers and Traders Trust Company. As additional consideration, Payments will be entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it is collected.

PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York, New Jersey and Pennsylvania.  In connection with such purchases, PFS shall be obligated to pay to Payments a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, our premium financing operations have been presented as discontinued operations. After February 1, 2008, premium financing operations will only consist of placement fee revenue and any related expenses.

Simultaneously with the closing, our revolving line of credit with Manufacturers and Traders Trust Company was terminated.

See Note 17.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Dated: March 28, 2008	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 28, 2008
/s/ Victor Brodsky Victor Brodsky	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ Morton L. Certilman Morton L. Certilman	Secretary and Director	March 28, 2008
/s/ Jay M. Haft Jay M. Haft	Director	March 28, 2008
/s/ David A. Lyons David A. Lyons	Director	March 28, 2008
/s/ Jack D. Seibald Jack D. Seibald	Director	March 28, 2008