Form 10QSB
period 2008-03-31
DCAP GROUP INC
filed 2008-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
 (Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,977,108 shares as of April 28, 2008.

Transitional Small Business Disclosure Format (check one):  Yes     No   X

INDEX

DCAP GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2008 (Unaudited) and December 31, 2007

Condensed Consolidated Statements of Operations - Three months ended March 31, 2008 and 2007 (Unaudited)

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements - Three months ended March 31, 2008 and 2007 (Unaudited)

Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3A(T).	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$313,139	$1,030,822
Accounts receivable, net of allowance for doubtful accounts of
$50,000 at March 31, 2008 and December 31, 2007	796,323	801,718
Prepaid income taxes	84,056	76,723
Prepaid expenses and other current assets	103,331	218,881
Assets from discontinued operations	253,685	12,651,223
Total current assets	1,550,534	14,779,367
Property and equipment, net	418,669	464,824
Goodwill	2,601,257	2,601,257
Other intangibles, net	132,099	150,910
Notes receivable	5,477,915	5,170,804
Deposits and other assets	68,137	78,164
Total assets	$10,248,611	$23,245,326

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$747,783	$630,412
Current portion of long-term debt	1,976,751	2,098,989
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	-	12,517,305
Mandatorily redeemable preferred stock	-	780,000
Total current liabilities	2,878,734	16,180,906

Long-term debt	473,681	499,065
Deferred income taxes	151,000	408,000
Mandatorily redeemable preferred stock	780,000	-

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued
3,758,531 at March 31, 2008 and 3,750,447 shares at December 31, 2007	37,586	37,505
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,888,290	11,850,872
Deficit	(4,774,900)	(4,545,242)
	7,150,976	7,343,135
Treasury stock, at cost, 781,423 shares at March 31, 2008 and December 31, 2007	(1,185,780)	(1,185,780)
Total stockholders' equity	5,965,196	6,157,355
Total liabilities and stockholders' equity	$10,248,611	$23,245,326

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31,	2008	2007

Commissions and fee revenue	$1,316,691	$1,613,239

Operating expenses:
General and administrative expenses	1,660,911	1,695,315
Depreciation and amortization	71,782	70,989
Total operating expenses	1,732,693	1,766,304

Operating loss	(416,002)	(153,065)

Other (expense) income:
Interest income	2,186	1,353
Interest income - notes receivable	307,111	324,298
Interest expense	(82,722)	(132,705)
Interest expense - mandatorily redeemable preferred stock	(9,750)	(9,750)
Gain on sale of book of business	-	62,467
Total other income	216,825	245,663

(Loss) income from continuing operations before (benefit from) provision for income taxes	(199,177)	92,598
(Benefit from) provision for income taxes	(89,629)	41,669
(Loss) income from continuing operations	(109,548)	50,929
(Loss) income from discontinued operations, net of income taxes	(120,110)	37,865
Net (loss) income	$(229,658)	$88,794

Net (Loss) Income Per Common Share:
Basic and Diluted:
(Loss) income from continuing operations	$(0.04)	$0.02
(Loss) income from discontinued operations	$(0.04)	$0.01
(Loss) income per common share	$(0.08)	$0.03

Weighted Average Number of Shares Outstanding:
Basic	2,969,024	2,941,491

Diluted	2,969,024	3,283,525

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(229,658)	$88,794
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	71,782	70,990
Accretion of discount on notes receivable	(246,955)	(246,951)
Amortization of warrants	5,910	19,305
Stock-based payments	37,499	5,000
Gain on sale of book of business	-	(62,467)
Deferred income taxes	(257,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	5,395	324,072
Prepaid expenses and other current assets	(37,278)	(95,870)
Deposits and other assets	10,027	2,172
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	117,371	(136,562)
Income taxes payable	(7,333)	73,109
Other current liabilities	-	68,149
Net cash (used in) provided by operating activities of continuing operations	(530,240)	109,741
Operating activities of discontinued operations	(578,296)	511,738
Net Cash (Used in) Provided by Operating Activities	(1,108,536)	621,479

Cash Flows from Investing Activities:
Decrease in notes and other receivables - net	104,992	35,663
Proceeds from sale of book of business	-	63,000
Purchase of property and equipment	(6,816)	(51,825)
Net cash provided by investing activities of continuing operations	98,176	46,838
Investing activities of discontinued operations	1,008,386	321
Net Cash Provided by Investing Activities	1,106,562	47,159

Cash Flows from Financing Activities:
Principal payments on long-term debt	(153,532)	(130,000)
Proceeds from exercise of options and warrants	-	99,000
Net cash used in financing activities of continuing operations	(153,532)	(31,000)
Financing activities of discontinued operations	(562,177)	(786,707)
Net Cash Used in Financing Activities	(715,709)	(817,707)

Net Decrease in Cash and Cash Equivalents	(717,683)	(149,069)
Cash and Cash Equivalents, beginning of period	1,030,822	1,196,412
Cash and Cash Equivalents, end of period	$313,139	$1,047,343

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Liabilities assumed by purchaser of premium finance portfolio	$11,229,060	$-
Reserve held by purchaser of premium finance portfolio	$261,363	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2008, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007. The consolidated balance sheet at December 31, 2007 was derived from the audited financial statements as of that date.

The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Organization and Nature of Business

DCAP Group, Inc. and Subsidiaries (referred to herein as "we" or "us") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and until February 1, 2008 provided premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by us in the states of New York and Pennsylvania. In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed. Our continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses. We also provide automobile club services for roadside emergencies and tax preparation services.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control.  All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

We recognize commission revenue from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. For our continuing premium finance operations, we earn placement fees upon the establishment of a premium finance contract.

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.  During the three months ended March 31, 2008 and 2007, approximately $-0- and $50,000, respectively, was recognized as initial franchise fee income.

Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of approximately $6,000 and $43,000 in such capitalized costs were incurred during the three months ended March 31, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2007 to conform to the classifications used for the three months ended March 31, 2008.

3. Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is subject to an Order of Liquidation issued by the New Jersey Department of Banking and Insurance (which order has been stayed pending appeal).  Eagle owns approximately 10% of our outstanding common stock.  The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  During the three months ended March 31, 2008 and 2007, interest payments totaling $-0- and $125,000, respectively, were received.  The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts.  Such accretion amount, together with interest on the Surplus Notes for the three months ended March 31, 2008 and 2007, are included in our consolidated statement of operations as “Interest income-notes receivable.”

Possible Future Conversion of Notes Receivable

In March 2007, CMIC’s Board of Directors adopted a resolution to convert CMIC from an advance premium cooperative insurance company to a stock property and casualty insurance company.  CMIC has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York (the “Superintendent”) to proceed with the conversion process (subject to certain conditions as discussed below).

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006. We, as a holder of the CMIC surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of CMIC, we believe that, following any conversion by CMIC into a stock corporation, we could hold a controlling equity interest in CMIC.  It is anticipated that the conversion will occur during the fiscal year ending December 31, 2008.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

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

Our results for the three month periods ended March 31, 2008 and 2007 include share-based compensation expense totaling approximately $24,000 and $5,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

We did not grant any options under either plan during the three months ended March 31, 2008 or 2007.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	268,624	$2.55	-	-

Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	8,050	$2.58	-	-

Outstanding at March 31, 2008	260,574	$2.53	3.88	$-

Vested and Exercisable at March 31, 2008	107,881	$2.87	3.30	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $1.67 closing price of our common shares on March 31, 2008.  We received cash proceeds from options exercised in the three months ended March 31, 2008 and 2007 of approximately $0 and $99,000, respectively.

As of March 31, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $121,000. Unamortized compensation cost as of March 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.45 years.

5. Net Income Per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented.  For the three months ended March 31, 2007, the inclusion of 202,300 of options and warrants in the computation of diluted earnings per share would have been anti-dilutive.  During the three months ended March 31, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 670,074 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

The reconciliation for the three months ended March 31, 2008 and 2007 is as follows:

Three Months Ended March 31,	2008	2007

Weighted average number of shares outstanding	2,969,024	2,941,491
Effect of dilutive securities, common share equivalents	-	342,034

Weighted average number of shares outstanding,
used for computing diluted earnings per share	2,969,024	3,283,525

Net (loss) income from continuing operations available to common shareholders for the computation of diluted earnings (loss) per share is computed as follows:

Three Months Ended March 31,	2008	2007

Net (loss) income from continuing operations	$(109,548)	$50,929
Interest expense on dilutive convertible preferred stock	-	9,750

Net (loss) income from continuing operations available
to common shareholders for diluted earnings (loss) per share	$(109,548)	$60,679

Net (loss) income available to common shareholders for the computation of diluted earnings per share is computed as follows:

Three Months Ended March 31,	2008	2007

Net (loss) income	$(229,658)	$88,794
Interest expense on dilutive convertible preferred stock	-	9,750

Net (loss) income available to common shareholders for
diluted earnings (loss) per share	$(229,658)	$98,544

6. Exchange of Preferred Stock

Effective April 16, 2008, the holder of our Series B preferred shares, AIA Acquisition Corp. (“AIA”), exchanged such shares for an equal number of Series C preferred shares. The terms of the Series C preferred shares are substantially identical to those of the Series B preferred shares, except that they are mandatorily redeemable on April 30, 2009 (as opposed to April 30, 2008 for the Series B preferred shares) and the Series C preferred shares provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares). The current aggregate redemption amount for the Series C preferred shares is $780,000, plus accumulated and unpaid dividends.  The Series C preferred shares are convertible into our common shares at a price of $2.50 per share.  Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

7. Discontinued Operations

On February 1, 2008, we sold our outstanding premium finance loan portfolio. Under the terms of the sale, the purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed. As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the three months ended March 31, 2008 and 2007 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2008 and December 31, 2007. Continuing operations of our premium financing operations will only consist of placement fee revenue and any related expenses.

Summarized financial information of the premium financing segment as discontinued operations for the three months ended March 31, 2008 and 2007 follows:

Three months ended March 31,	2008	2007

Premium finance revenue	$225,322	$790,695

Operating Expenses:
General and administrative expenses	179,028	367,506
Provision for finance receivable losses	89,316	163,056
Depreciation and amortization	46,556	25,469
Interest expense	45,181	165,818
Total operating expenses	360,081	721,849

(Loss) income from operations	(134,759)	68,846
Loss on sale of premim financing portfolio	83,623	-
(Loss) income before provision for income taxes	(218,382)	68,846
(Benefit from) provision for income taxes	(98,272)	30,981
(Loss) income from discontinued operations, net of income taxes	$(120,110)	$37,865

The components of assets and liabilities of discontinued operations as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Finance contracts receivable, net	$-	$12,498,809
Due from purchaser of premium finance portfolio	253,685	-
Other current assets	-	31,680
Deferred income taxes	-	69,000
Property and equipment, net	-	3,324
Other assets	-	48,410
Total assets	$253,685	$12,651,223

Revolving credit line	$-	$9,488,437
Accounts payable and accrued expenses	-	139,480
Premiums payable	-	2,889,388
Total liabilities	$-	$12,517,305

Finance income, fees and receivables (discontinued operations)

For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.5% per annum for the three months ended March 31, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium financing involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $163,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $170,000, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We operate 26 storefronts, including 16 Barry Scott locations, five Atlantic Insurance locations, and five Accurate Agency locations. We also have 41 franchised DCAP locations.

Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers.  We focus on automobile, motorcycle and homeowner’s insurance and our customer base is primarily individuals rather than businesses.

The stores receive commissions from insurance companies for their services.  We receive fees from the franchised locations in connection with their use of the DCAP name.  Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed below, in March 2007, the Board of Directors of Commercial Mutual Insurance Company (“CMIC”) adopted a resolution to convert CMIC from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of CMIC in the aggregate principal amount of $3,750,000.  In the event the conversion occurs, we, at our option, would be able to convert such notes into a controlling equity interest in CMIC.

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

Commission and fee income

We recognize commission revenue from insurance policies at the beginning of the contract period.  Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. For our continuing premium finance operations, we earn placement fees upon the establishment of a premium finance contract.

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

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.5% per annum for the three months ended March 31, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the three months ended March 31, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $163,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $170,000, respectively.

Goodwill

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2008.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe this pronouncement will have a material effect on our financial statements.

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

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations for the periods indicated:

	Three months ended
	March 31,
			Change
	2008	2007	$	%
Commissions and fee revenue	$1,317,000	$1,613,000	$(296,000)	(18	) %
General and administrtaive expenses	1,661,000	1,695,000	(34,000)	(2	) %
Interest expense	83,000	133,000	(50,000)	(38	) %
(Benefit from) provision for income taxes	(90,000)	42,000	(132,000)	(314	) %
(Loss) income from continuing operations before
income taxes	(199,000)	93,000	(292,000)	(314	) %

During the three months ended March 31, 2008 (“2008”), revenues from continuing operations were $1,317,000 as compared to $1,613,000 for the three months ended March 31, 2007 (“2007”).  The 18% revenue decrease of $296,000 was primarily attributable to the sale of fewer insurance policies in 2008 than in 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.  The decrease was offset by $99,000 of premium finance placement fees earned in 2008, compared to none in 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in 2008 were $1,661,000, as compared to $1,695,000 in 2007. The 2% net decrease of $34,000 was primarily attributable to a reduction in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, offset by an increase in advertising expenses.

Our interest expense in 2008 was $83,000, as compared to $133,000 in 2007. The 38% decrease of $50,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

Our gain on sale of book of business in 2008 was $-0-, as compared to $62,000 in 2007. The $62,000 decrease in 2008 was due to a sale in 2007, compared to no such sales in 2008.

During 2008, we recorded a benefit from income taxes of $90,000 compared to a provision for income taxes of $42,000 in 2007. The decrease of $132,000 is due to a $292,000 decrease in income from continuing operations in 2008 as compared to 2007.

Our continuing operations generated a net loss before income taxes of $199,000 in 2008 as compared to a net profit before income taxes of $93,000 in 2007.  This decrease of $292,000 was primarily due to an 18% decrease in revenues of $296,000 and the elimination of any sale of book of business in 2008, offset by a reduction in both employee head count and variable compensation paid on commissions generated.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations for the periods indicated:

	Three months ended
	March 31,
			Change
	2008*	2007	$	%
Premium finance revenue	$225,000	$791,000	(566,000)	(72	) %

Operating Expenses:
General and administrative expenses	179,000	368,000	(189,000)	(51	) %
Provision for finance receivable losses	89,000	163,000	(74,000)	(45	) %
Depreciation and amortization	47,000	25,000	22,000	88%
Interest expense	45,000	166,000	(121,000)	(73	) %
Total Operating Expenses	360,000	722,000	(362,000)	(50	) %

(Loss) income from operations	(135,000)	69,000	(204,000)	(296	) %
Loss on sale of premium financing portfolio	83,000	-	83,000	-%
(Loss) income before (benefit from) provision
for income taxes	(218,000)	69,000	(287,000)	(416	) %
(Benefit from) provision for income taxes	(98,000)	31,000	(129,000)	(416	) %
(Loss) income from discontinued operations	$(120,000)	$38,000	$(158,000)	(416	) %

___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue decreased $566,000 in 2008 as compared 2007.  The 72% decrease is due to only including one month of revenue in 2008 compared to three months in 2007.

 Our general and administrative expenses from discontinued operations decreased $189,000 in 2008 as compared 2007.  The 51% decrease is due to only including one month of operating expenses related to revenue in 2008 compared to three months in 2007.

Our provision for finance receivable losses for 2008 was $74,000 less than for 2007.  The 45% decrease was due to the discontinuance of loan originations offset by a provision for losses from loans originated in the prior year.

Our premium finance interest expense for 2008 was $121,000 less than for 2007.  The 73% decrease was due to the payment in full of the outstanding balance of our revolving credit line on February 1, 2008.

Loss on sale of premium financing portfolio was $83,000 in 2008, compared to no such costs in 2007. The 2008 loss was due to the incurrence of $83,000 in fees related to the sale of our premium finance portfolio.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $218,000 in 2008 as compared to a net profit before income taxes of $69,000 in 2007.  The decrease in profit of $287,000 in 2008 was due to the cessation of revenues as of January 31, 2008, offset by the elimination and reductions in operating expenses.

The following table summarizes our change in net (loss) income for the periods indicated.

	Three months ended
	March 31,
			Change
	2008	2007	$	%
(Loss) income from continuing operations	$(110,000)	$51,000	$(161,000)	(316	) %
(Loss) income from discontinued operations, net of taxes	(120,000)	38,000	(158,000)	(416	) %
Net (loss) income	$(230,000)	$89,000	$(319,000)	(358	) %

Our net loss for 2008 was $230,000 as compared to net income of $89,000 for 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $313,139 in cash and cash equivalents and a working capital deficit of $1,328,200. As of December 31, 2007, we had $1,030,822 in cash and cash equivalents and a working capital deficit of $1,401,539.

As discussed below, during 2007, the holders of $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  The $1,500,000 principal balance of these notes is included in our March 31, 2008 balance sheet under “Current Liabilities.”  In addition, as discussed below, effective April 16, 2008, the holder of our Series B preferred shares (which were mandatorily redeemable on April 30, 2008) exchanged such shares for an equal number of Series C preferred shares, which are mandatorily redeemable on April 30, 2009.  The mandatorily redeemable balance of $780,000 is included in our March 31, 2008 balance sheet under “Non-

Current Liabilities.”  Further, as discussed below, term loan payments in the aggregate principal amount of $390,000 are payable to Manufacturers and Traders Trust Company (“M&T”) during June 2008.  The principal balance of this obligation is included in our March 31, 2008 balance sheet under “Current Liabilities.”  We plan to seek to either extend the maturity dates of these subordinated debt and term loan obligations, and/or refinance the obligations.  We also are seeking to obtain a line of credit to fund our working capital obligations and we plan to sell certain stores that are not operating profitably.

We believe that, based on our present cash resources and, assuming that our efforts with regard to the subordinated debt and term loan obligations, as discussed above, are successful, that we obtain the line of credit sought and/or complete the store sales that are contemplated, and that the CMIC conversion discussed below occurs by the end of 2008, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.

During 2008, cash and cash equivalents decreased by $718,000 primarily due to the following:

•
Net cash used in operating activities during 2008 was $1,109,000 due to the following:  (i) cash used in the operating activities of our discontinued operations of $578,000 as a result of the liquidation of substantially all of the related operating assets and liabilities on February 1, 2008 and (ii) net loss adjusted for non-cash items was $619,000. Non-cash items totaled $389,000, which include depreciation and amortization, accretion of discount on notes receivable, amortization of warrants, stock-based payments, and deferred income taxes.

•	Net cash provided by investing activities during 2008 was $1,107,000 primarily due to the $1,008,000 cash flow from finance contracts receivable included in discontinued operations.

•
Net cash used in financing activities during 2008 was $716,000 primarily due to a $562,000 decrease in our revolving credit line utilized in our discontinued operations prior to the sale of our premium finance portfolio on February 1, 2008.

 Our discontinued premium finance operations were financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006.  The line of credit was terminated and the $8,926,000 balance was paid in full on February 1, 2008 in connection with the sale of our premium finance portfolio. The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance of $390,000 is payable to the extent of $130,000 on June 1, 2008 and $260,000 on June 30, 2008.  Interest is payable monthly.

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

Effective April 16, 2008, the holder of our Series B preferred shares exchanged such shares for an equal number of Series C preferred shares. The Series C preferred shares provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares).  The Series C preferred shares are mandatorily redeemable on April 30, 2009.

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Commercial Mutual Insurance Company

On January 31, 2006, we purchased $3,750,000 of surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  Accrued but unpaid interest on the surplus notes totaled $1,794,688 at the time of the purchase. As of March 31, 2008, the balance of the surplus notes, including accrued interest was $5,478,000. The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of CMIC and require the approval of the Insurance Department of the State of New York.

In March 2007, CMIC’s Board of Directors adopted a resolution to convert CMIC from an advance premium cooperative insurance company to a stock property and casualty insurance company.  CMIC has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York (the “Superintendent”) to proceed with the conversion process (subject to certain conditions as discussed below).

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006. We, as a holder of the CMIC surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of CMIC, we believe that, following any conversion by CMIC into a stock corporation, we could hold a controlling equity interest in CMIC.  It is anticipated that the conversion will occur during the fiscal year ending December 31, 2008.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T).  CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we determined that, as of that date, there were material weaknesses in our internal control over financial reporting relating to (1) the financial reporting of a subsidiary, and (2) information technology applications and infrastructure.

Item (1) above was remediated during the first quarter of fiscal year 2008 as a result of the sale of this subsidiary’s assets in February 2008. The material weaknesses in our internal control over financial reporting related to item (2) continues to persist through the current fiscal quarter. Accordingly, we are in the process of developing and implementing a plan to address the material weakness related to information technology applications and infrastructure. We have hired a consulting firm to advise us in connection with remediation of this existing deficiency.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           During the first quarter of 2008, we issued an aggregate of 8,084 common shares to our non-employee directors as director fees for such quarter.   The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering.  We reached this determination based on the following: (i) each director represented that he was an “accredited investor” and he acquired the shares for his own account; (ii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

(b)           Not applicable

(c)           None

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

	2	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.[1]

	3(a)	Restated Certificate of Incorporation[2]

_______________

1 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

3(b)	Certificate of Designation of Series A Preferred Stock[3]

3(c)	Certificate of Designation of Series B Preferred Stock[4]

3(d)	Certificate of Designation of Series C Preferred Stock

3(e)	By-laws, as amended[5]

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

4 Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

5 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Dated: May 15, 2008	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Accounting Officer