Form 10QSB
period 2008-08-13
DCAP GROUP INC
filed 2008-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

Commission File Number 0-1665

DCAP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2476480 (I.R.S. Employer Identification Number)
1158 Broadway
Hewlett, NY 11557
(Address of principal executive offices)
(516) 374-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2008, there were 2,965,870 shares of the registrant’s common stock outstanding.

DCAP GROUP, INC.

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

PART I.  FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$226,206	$1,030,822
Accounts receivable, net of allowance for doubtful accounts of
$25,000 at June 30, 2008 and $50,000 at December 31, 2007	597,353	801,718
Tax refund receivable and prepaid income taxes	440,947	76,723
Prepaid expenses and other current assets	125,152	218,881
Assets from discontinued operations	61,636	12,651,223
Total current assets	1,451,294	14,779,367
Property and equipment, net	375,331	464,824
Goodwill	2,601,257	2,601,257
Other intangibles, net	113,288	150,910
Notes receivable	5,772,526	5,170,804
Deposits and other assets	64,714	78,164
Total assets	$10,378,410	$23,245,326

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$766,847	$630,412
Current portion of long-term debt	428,834	2,098,989
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	-	12,517,305
Mandatorily redeemable preferred stock	-	780,000
Total current liabilities	1,349,881	16,180,906

Long-term debt	1,947,813	499,065
Deferred income taxes	410,000	408,000
Mandatorily redeemable preferred stock	780,000	-

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued
3,771,895 at June 30, 2008 and 3,750,447 shares at December 31, 2007	37,719	37,505
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,925,657	11,850,872
Deficit	(4,886,880)	(4,545,242)
	7,076,496	7,343,135
Treasury stock, at cost, 781,423 shares at June 30, 2008 and December 31, 2007	(1,185,780)	(1,185,780)
Total stockholders' equity	5,890,716	6,157,355
Total liabilities and stockholders' equity	$10,378,410	$23,245,326

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30,	2008	2007

Commissions and fee revenue	$2,623,559	$3,126,859

Operating expenses:
General and administrative expenses	3,142,302	3,272,773
Depreciation and amortization	144,117	137,681
Total operating expenses	3,286,419	3,410,454

Operating loss	(662,860)	(283,595)

Other (expense) income:
Interest income	2,904	3,908
Interest income - notes receivable	601,722	648,597
Interest expense	(151,752)	(249,691)
Interest expense - mandatorily redeemable preferred stock	(27,625)	(19,500)
Gain on sale of book of business	-	65,767
Total other income	425,249	449,081

(Loss) income from continuing operations before (benefit from) provision for income taxes	(237,611)	165,486
(Benefit from) provision for income taxes	(106,925)	74,469
(Loss) income from continuing operations	(130,686)	91,017
(Loss) income from discontinued operations, net of income taxes	(210,952)	133,037
Net (loss) income	$(341,638)	$224,054

Net (Loss) Income Per Common Share:

Basic:
(Loss) income from continuing operations	$(0.04)	$0.03
(Loss) income from discontinued operations	$(0.07)	$0.05
(Loss) income per common share	$(0.11)	$0.08

Diluted:
(Loss) income from continuing operations	$(0.04)	$0.02
(Loss) income from discontinued operations	$(0.07)	$0.05
(Loss) income per common share	$(0.11)	$0.07

Weighted Average Number of Shares Outstanding:
Basic	2,973,066	2,954,538

Diluted	2,973,066	3,284,096

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30,	2008	2007

Commissions and fee revenue	$1,306,868	$1,513,620

Operating expenses:
General and administrative expenses	1,481,391	1,577,458
Depreciation and amortization	72,335	66,692
Total operating expenses	1,553,726	1,644,150

Operating loss	(246,858)	(130,530)

Other (expense) income:
Interest income	718	2,555
Interest income - notes receivable	294,611	324,299
Interest expense	(69,030)	(116,986)
Interest expense - mandatorily redeemable preferred stock	(17,875)	(9,750)
Gain on sale of book of business	-	3,300
Total other income	208,424	203,418

(Loss) income from continuing operations before (benefit from) provision for income taxes	(38,434)	72,888
(Benefit from) provision for income taxes	(17,296)	32,800
(Loss) income from continuing operations	(21,138)	40,088
(Loss) income from discontinued operations, net of income taxes	(90,842)	95,172
Net (loss) income	$(111,980)	$135,260

Net (Loss) Income Per Common Share:

Basic:
(Loss) income from continuing operations	$(0.01)	$0.02
(Loss) income from discontinued operations	$(0.03)	$0.03
(Loss) income per common share	$(0.04)	$0.05

Diluted:
(Loss) income from continuing operations	$(0.01)	$0.01
(Loss) income from discontinued operations	$(0.03)	$0.03
(Loss) income per common share	$(0.04)	$0.04

Weighted Average Number of Shares Outstanding:
Basic	2,977,108	2,967,442

Diluted	2,977,108	3,284,523

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(341,638)	$224,054
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	144,117	137,680
Bad debt expense	29,091	-
Accretion of discount on notes receivable	(493,909)	(493,902)
Amortization of warrants	11,820	26,757
Stock-based payments	74,999	10,000
Gain on sale of book of business	-	(65,767)
Deferred income taxes	(348,000)	183,317
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	121,354	422,219
Prepaid expenses and other current assets	(17,499)	(79,037)
Deposits and other assets	13,450	(150,536)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	136,435	(275,006)
Income taxes payable	(14,224)	159,709
Other current liabilities	-	(10,638)
Net cash (used in) provided by operating activities of continuing operations	(684,004)	88,850
Operating activities of discontinued operations	(373,927)	73,533
Net Cash (Used in) Provided by Operating Activities	(1,057,931)	162,383

Cash Flows from Investing Activities:
Decrease in notes and other receivables - net	57,335	93,394
Proceeds from sale of book of business	-	66,300
Purchase of property and equipment	(17,002)	(136,179)
Net cash provided by investing activities of continuing operations	40,333	23,515
Investing activities of discontinued operations	1,008,386	832,527
Net Cash Provided by Investing Activities	1,048,719	856,042

Cash Flows from Financing Activities:
Principal payments on long-term debt	(233,227)	(283,509)
Proceeds from exercise of options and warrants	-	112,200
Net cash used in financing activities of continuing operations	(233,227)	(171,309)
Financing activities of discontinued operations	(562,177)	(1,093,386)
Net Cash Used in Financing Activities	(795,404)	(1,264,695)

Net Decrease in Cash and Cash Equivalents	(804,616)	(246,270)
Cash and Cash Equivalents, beginning of period	1,030,822	1,196,412
Cash and Cash Equivalents, end of period	$226,206	$950,142

Supplemental Scheduleof Non-Cash Investing and Financing Activities:
Liabilties assumed by purchaser of premium finance portfolio	$11,229,060	$-
Reserve held by purchaser of premium finance portfolio	$261,363	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1. Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2008, the Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2008, results of operations for the six months and three months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007. The consolidated balance sheet at December 31, 2007 was derived from the audited financial statements as of that date.

The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.  During the six months ended June 30, 2008 and 2007, approximately $-0- and $110,000, respectively, was recognized as initial franchise fee income.

Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of approximately $3,000 and $46,000 in such capitalized costs were incurred during the six months ended June 30, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the six months and three months ended June 30, 2007 to conform to the classifications used for the six months and three months ended June 30, 2008.

3. Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. Eagle is a New Jersey property and casualty insurer that is subject to an Order of Liquidation issued by the New Jersey Department of Banking and Insurance.  Eagle owns approximately 10% of our outstanding common stock.  The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  During the six months ended June 30, 2008 and 2007, interest payments totaling $-0- and $125,000, respectively, were received.  The discount on the Surplus Notes and the accrued interest at the time of acquisition are being accreted over a 30 month period, the estimated period to collect such amounts.  Such accretion amount, together with interest on the Surplus Notes for the six months and three months ended June 30, 2008 and 2007, are included in our consolidated statement of operations as “Interest income-notes receivable.”

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

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006. We, as a holder of the CMIC surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of CMIC, we believe that, following any conversion by CMIC into a stock corporation, we could hold a controlling equity interest in CMIC.  It is anticipated that the conversion will occur prior to December 31, 2008.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

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

Our results for the six months and three months ended June 30, 2008 include share-based compensation expense related to stock options totaling approximately $48,000 and $24,000, respectively. Our results for the six months and three months ended June 30, 2007 include share-based compensation expense totaling approximately $10,000 and $5,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

We did not grant any options under either plan during the six months and three months ended June 30, 2008 or 2007.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	268,624	$2.55	-	-

Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(22,800)	$2.89	-	-

Outstanding at June 30, 2008	245,824	$2.52	3.81	$-

Vested and Exercisable at June 30, 2008	130,405	$2.81	3.44	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $1.01 closing price of our common shares on June 30, 2008.  We received cash proceeds from options exercised in the six months ended June 30, 2008 and 2007 of approximately $-0- and $112,000, respectively.

As of June 30, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $67,000. Unamortized compensation cost as of June 30, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.22 years.

5. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented.  For the six months and three months ended June 30, 2007, the inclusion of 149,800 of options and warrants in the computation of diluted earnings per share would have been anti-dilutive.  During the six months and three months ended June 30, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 655,324 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

The reconciliation is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of shares outstanding	2,973,066	2,954,538	2,977,108	2,967,442
Effect of dilutive securities, common share equivalents	-	329,558	-	317,081

Weighted average number of shares outstanding,
used for computing diluted earnings per share	2,973,066	3,284,096	2,977,108	3,284,523

Net (loss) income from continuing operations available to common shareholders for the computation of diluted earnings (loss) per share is computed as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income from continuing operations	$(130,686)	$91,017	$(21,138)	$40,088
Interest expense on dilutive convertible preferred stock	-	19,500	-	9,750

Net (loss) income from continuing operations available
to common shareholders for diluted earnings (loss) per share	$(130,686)	$110,517	$(21,138)	$49,838

Net (loss) income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(341,638)	$224,054	$(111,980)	$135,260
Interest expense on dilutive convertible preferred stock	-	19,500	-	9,750

Net (loss) income available to common shareholders for
diluted earnings (loss) per share	$(341,638)	$243,554	$(111,980)	$145,010

6. Term Loan and Subordinated Notes

In June 2008, the maturity date of our M&T term loan was extended to December 31, 2008. Principal payments of $55,174 are due on the first day of each month and one final payment on the maturity date. The first principal payment was paid on June 30, 2008, reducing the balance of the term loan to $334,286. Interest at the rate of LIBOR plus 2.75% is payable monthly.

In August 2008, the maturity date of our $1,500,000 subordinated note obligation has been extended from September 30, 2008 to July 10, 2009 (or earlier if certain conditions are met). In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.

Jack Seibald, one of our directors and a principal stockholder, indirectly holds approximately $288,000 of the principal amount of the subordinated debt.  In addition, a limited liability company of which Barry Goldstein, our Chief Executive Officer, is a minority member holds $115,000 of the principal amount of the subordinated debt.

7. Exchange of Preferred Stock

Effective April 16, 2008, the holder of our Series B preferred shares, AIA Acquisition Corp. (“AIA”), exchanged such shares for an equal number of preferred shares, the terms of which are substantially identical to those of the Series B preferred shares, except that they are mandatorily redeemable on April 30, 2009 (as opposed to April 30, 2008 for the Series B preferred shares) and they provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares). In August 2008, the redemption date was further extended to July 31, 2009. The current aggregate redemption amount for the preferred shares is $780,000, plus accumulated and unpaid dividends.  The preferred shares are convertible into our common shares at a price of $2.50 per share.  Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

8. Discontinued Operations

On February 1, 2008, we sold our outstanding premium finance loan portfolio. Under the terms of the sale, the purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed. As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the six months and three months ended June 30, 2008 and 2007 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2008 and December 31, 2007. Continuing operations of our premium financing operations will only consist of placement fee revenue and any related expenses.

Summarized financial information of the premium financing segment as discontinued operations for the six months and three months ended June 30, 2008 and 2007 follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premium finance revenue	$225,322	$1,641,868	$-	$851,173

Operating Expenses:
General and administrative expenses	181,943	740,455	2,915	372,949
Provision for finance receivable losses	89,316	275,610	-	112,554
Depreciation and amortization	46,556	50,938	-	25,469
Interest expense	45,181	332,980	-	167,162
Total operating expenses	362,996	1,399,983	2,915	678,134

(Loss) income from operations	(137,674)	241,885	(2,915)	173,039
Loss on sale of premim financing portfolio	(245,875)	-	(162,252)	-
(Loss) income before provision for income taxes	(383,549)	241,885	(165,167)	173,039
(Benefit from) provision for income taxes	(172,597)	108,848	(74,325)	77,867
(Loss) income from discontinued operations, net of income taxes	$(210,952)	$133,037	$(90,842)	$95,172

The components of assets and liabilities of discontinued operations as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Finance contracts receivable, net	$-	$12,498,809
Due from purchaser of premium finance portfolio	35,986	-
Other current assets	25,650	31,680
Deferred income taxes	-	69,000
Property and equipment, net	-	3,324
Other assets	-	48,410
Total assets	$61,636	$12,651,223

Revolving credit line	$-	$9,488,437
Accounts payable and accrued expenses	-	139,480
Premiums payable	-	2,889,388
Total liabilities	$-	$12,517,305

Finance income, fees and receivables (discontinued operations)

For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the six months ended June 30, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium financing involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the six months ended June 30, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $276,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $301,000, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We operate 26 storefronts, including sixteen Barry Scott locations, five Atlantic Insurance locations, and five Accurate Agency locations. We also have 40 franchised DCAP locations.

Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers.  We focus on automobile, motorcycle, homeowner’s and small business insurance. Our customer base is primarily individuals and small businesses.

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

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the six months ended June 30, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the six months ended June 30, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $276,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $301,000, respectively.

Goodwill

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at June 30, 2008.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been reclassified as discontinued operations and prior periods have been restated. Separate discussions follow for results of continuing operations and discontinued operations.

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
	YTD	YTD	Change
	2008	2007	$	%
Commissions and fee revenue	$2,624	$3,127	$(503)	(16	) %
General and administrtaive expenses	3,142	3,272	(130)	(4	) %
Interest expense	152	250	(98)	(39	) %
(Benefit from) provision for income taxes	(107)	74	(181)	(245	) %
(Loss) income from continuing operations
before income taxes	(237)	165	(402)	(244	) %

During the six months ended June 30, 2008 (“2008”), revenues from continuing operations were $2,624,000 as compared to $3,127,000 for the six months ended June 30, 2007 (“2007”).  The 16% revenue decrease of $503,000 was primarily attributable to a $612,000 reduction in commissions and fees earned due to the sale of fewer insurance policies in 2008 than in 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.  The decrease in commissions and fees earned from the sale of insurance policies was offset by $219,000 of premium finance placement fees earned in 2008, compared to none in 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in 2008 were $3,142,000, as compared to $3,272,000 in 2007. The 4% net decrease of $130,000 was primarily attributable to a reduction in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores.

Our interest expense in 2008 was $152,000, as compared to $250,000 in 2007. The 39% decrease of $98,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

Our gain on sale of book of business in 2008 was $-0-, as compared to $66,000 in 2007. The $66,000 decrease in 2008 was due to a sale in 2007, compared to no such sales in 2008.

During 2008, we recorded a benefit from income taxes of $107,000 compared to a provision for income taxes of $74,000 in 2007. The decrease of $181,000 is due to a $402,000 decrease in income from continuing operations in 2008 as compared to 2007.

Our continuing operations generated a net loss before income taxes of $237,000 in 2008 as compared to a net profit before income taxes of $165,000 in 2007.  This decrease of $402,000 was primarily due to a 16% decrease in revenues of $503,000 and the elimination of any sale of book of business in 2008, offset by a reduction in both employee head count and variable compensation paid on commissions generated.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
	YTD	YTD	Change
	2008*	2007	$	%
Premium finance revenue	$225	$1,642	(1,417)	(86	) %

Operating Expenses:
General and administrative expenses	182	740	(558)	(75	) %
Provision for finance receivable losses	89	276	(187)	(68	) %
Depreciation and amortization	47	51	(4)	(8	) %
Interest expense	45	333	(288)	(86	) %
Total Operating Expenses	363	1,400	(1,037)	(74	) %

(Loss) income from operations	(138)	242	(380)	(157	) %
Loss on sale of premium financing portfolio	(245)	-	(245)	-%
(Loss) income before (benefit from) provision for income taxes	(383)	242	(625)	(258	) %
(Benefit from) provision for income taxes	(172)	109	(281)	(258	) %
(Loss) income from discontinued operations	$(211)	$133	$(344)	(259	) %

___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue decreased $1,417,000 in 2008 as compared 2007.  The 86% decrease is due to only including one month of revenue in 2008 compared to six months in 2007.

 Our general and administrative expenses from discontinued operations decreased $558,000 in 2008 as compared to 2007.  The 75% decrease is due to only including one month of operating expenses related to revenue in 2008 compared to six months in 2007.

Our provision for finance receivable losses for 2008 was $187,000 less than for 2007.  The 68% decrease was due to the discontinuance of loan originations offset by a provision for losses from loans originated in the prior year.

Our premium finance interest expense for 2008 was $288,000 less than for 2007.  The 86% decrease was due to the payment in full of the outstanding balance of our revolving credit line on February 1, 2008.

Loss on sale of premium financing portfolio was $245,000 in 2008, compared to no such loss in 2007. The 2008 loss was due to: (i) a $162,000 adjustment to the selling price as a result of a change in the estimated collectible amount of the portfolio, and (ii) the incurrence of $83,000 in fees related to the sale of our premium finance portfolio.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $383,000 in 2008 as compared to a net profit before income taxes of $242,000 in 2007.  The decrease in profit of $625,000 in 2008 was due to: (i) the cessation of revenues as of January 31, 2008, and (ii) the loss on sale of portfolio, offset by the elimination and reductions in operating expenses.

The following table summarizes our change in net (loss) income (in thousands) for the periods indicated.

	Six months ended
	June 30,
	YTD	YTD	Change
	2008	2007	$	%
(Loss) income from continuing operations	$(131)	$91	$(222)	(244	) %
(Loss) income from discontinued operations, net of taxes	(211)	133	(344)	(259	) %
Net (loss) income	$(342)	$224	$(566)	(253	) %

Our net loss for 2008 was $342,000 as compared to net income of $224,000 for 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been reclassified as discontinued operations and prior periods have been restated. Separate discussions follow for results of continuing operations and discontinued operations.

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	Three months ended
	June 30,
	Q2	Q2	Change
	2008	2007	$	%
Commissions and fee revenue	$1,307	$1,514	$(207)	(14	) %
General and administrtaive expenses	1,481	1,577	(96)	(6	) %
Interest expense	69	117	(48)	(41	) %
(Benefit from) provision for income taxes	(17)	32	(49)	(153	) %
(Loss) income from continuing operations
before income taxes	(38)	72	(110)	(153	) %

During the three months ended June 30, 2008 (“Q2 2008”), revenues from continuing operations were $1,307,000 as compared to $1,514,000 for the three months ended June 30, 2007 (“Q2 2007”).  The 14% revenue decrease of $207,000 was primarily attributable to a $271,000 reduction in commissions and fees earned due to the sale of fewer insurance policies in Q2 2008 than in Q2 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.  The decrease in commissions and fees earned from the sale of insurance policies was offset by $119,000 of premium finance placement fees earned in Q2 2008, compared to none in Q2 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in Q2 2008 were $1,481,000, as compared to $1,577,000 in Q2 2007. The 6% net decrease of $96,000 was primarily attributable to a reduction in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, fees paid to consultants, and a reduction in our advertising expenses.

Our interest expense in Q2 2008 was $69,000, as compared to $117,000 in Q2 2007. The 41% decrease of $48,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

During Q2 2008, we recorded a benefit from income taxes of $17,000 compared to a provision for income taxes of $32,000 in Q2 2007. The decrease of $49,000 is due to a $110,000 decrease in income from continuing operations in Q2 2008 as compared to Q2 2007.

Our continuing operations generated a net loss before income taxes of $38,000 in Q2 2008 as compared to a net profit before income taxes of $72,000 in Q2 2007.  This decrease of $110,000 was primarily due to a 14% decrease in revenues of $207,000, offset by a reduction in both employee head count and variable compensation paid on commissions generated, and a reduction in consulting fees and advertising expenses.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations (in thousands) for the periods indicated:
	Three months ended
	June 30,
	Q2	Q2	Change
	2008*	2007	$	%
Premium finance revenue	$-	$851	(851)	(100	) %

Operating Expenses:
General and administrative expenses	3	372	(369)	(99	) %
Provision for finance receivable losses	-	113	(113)	(100	) %
Depreciation and amortization	-	26	(26)	(100	) %
Interest expense	-	167	(167)	(100	) %
Total Operating Expenses	3	678	(675)	(100	) %

(Loss) income from operations	(3)	173	(176)	(102	) %
Loss on sale of premium financing portfolio	(162)	-	(162)	-%
(Loss) income before (benefit from) provision for income taxes	(165)	173	(338)	(195	) %
(Benefit from) provision for income taxes	(74)	78	(152)	(195	) %
(Loss) income from discontinued operations	$(91)	$95	$(186)	(196	) %

___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue was $-0- in Q2 2008 compared $851,000 in Q2 2007. The decrease is due to the sale of the premium finance portfolio in the first quarter of 2008, which as result, there was no revenue in Q2 2008, compared to including three months of revenue in Q2 2007.

 Our operating expenses from discontinued operations was $3,000 in Q2 2008 compared $678,000 in Q2 2007. The decrease is due to the sale of the premium finance portfolio in the first quarter of 2008, which as result, there was no significant operating expenses in Q2 2008, compared to including three months of operating expenses in Q2 2007.

Loss on sale of premium financing portfolio was $162,000 in Q2 2008, compared to no such loss in Q2 2007. The 2008 loss was due to a $162,000 adjustment to the selling price as a result of a change in the estimated collectible amount of the portfolio.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $165,000 in Q2 2008 as compared to a net profit before income taxes of $173,000 in Q2 2007.  The decrease in profit of $338,000 in 2008 was due to: (i) the cessation of revenues as of January 31, 2008, and (ii) the loss on sale of portfolio, offset by the elimination and reductions in operating expenses.

The following table summarizes our change in net (loss) income (in thousands) for the periods indicated.

	Three months ended
	June 30,
	Q2	Q2	Change
	2008	2007	$	%
(Loss) income from continuing operations	$(21)	$40	$(61)	(153	) %
(Loss) income from discontinued operations, net of taxes	(91)	95	(186)	(196	) %
Net (loss) income	$(112)	$135	$(247)	(183	) %

Our net loss for Q2 2008 was $112,000 as compared to net income of $135,000 for Q2 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $226,206 in cash and cash equivalents and working capital of $101,413. As of December 31, 2007, we had $1,030,822 in cash and cash equivalents and a working capital deficit of $1,401,539.

As discussed below, during 2007, the holders of $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008, and in August 2008, agreed to further extend the maturity date to July 10, 2009 (or earlier under certain circumstances).  The $1,500,000 principal balance of these notes is included in our June 30, 2008 balance sheet under “Long term debt.”  In addition, as discussed below, effective April 16, 2008, the holder of our Series B preferred shares (which were mandatorily redeemable on April 30, 2008) exchanged such shares for an equal number of preferred shares, which are mandatorily redeemable on April 30, 2009. In August 2008, the redemption date was further extended to July 31, 2009. The mandatorily redeemable balance of $780,000 is included in our June 30, 2008 balance sheet as a long term obligation.  Further, as discussed below, term loan payments in the aggregate principal amount of $334,286 are payable to Manufacturers and Traders Trust Company (“M&T”) through December 2008.  The principal balance of this obligation is included in our June 30, 2008 balance sheet under “Current Liabilities.”  We are seeking to obtain a line of credit to fund our working capital obligations and we plan to sell certain stores that are not operating profitably.

 We believe that, based on our present cash resources and assuming that we obtain the line of credit sought and/or complete the store sales that are contemplated, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.

During 2008, cash and cash equivalents decreased by $805,000 primarily due to the following:

•
Net cash used in operating activities during 2008 was $1,058,000 due to the following:  (i) cash used in the operating activities of our discontinued operations of $374,000 as a result of the liquidation of substantially all of the related operating assets and liabilities on February 1, 2008 and (ii) net loss adjusted for non-cash items was $924,000. Non-cash items totaled $582,000, which include depreciation and amortization, bad debt expense, accretion of discount on notes receivable, amortization of warrants, stock-based payments, and deferred income taxes.

•	Net cash provided by investing activities during 2008 was $1,049,000 primarily due to the $1,008,000 cash flow from finance contracts receivable included in discontinued operations.

•
Net cash used in financing activities during 2008 was $795,000 due to: (i) a $562,000 decrease in our revolving credit line utilized in our discontinued operations prior to the sale of our premium finance portfolio on February 1, 2008, and (ii) a $233,000 reduction in other debt obligations.

 Our discontinued premium finance operations were financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006.  The line of credit was terminated and the $8,926,000 balance was paid in full on February 1, 2008 in connection with the sale of our premium finance portfolio. The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance of $390,000, was payable to the extent of $130,000 on June 1, 2008 and $260,000 on June 30, 2008.  In June 2008, the maturity date of the M&T term loan was extended to December 31, 2008. Principal payments of $55,174 are due on the first day of each month and one final payment on the maturity date. The first principal payment was paid on June 30, 2008, reducing the balance of the term loan to $334,286. Interest is payable monthly.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations.  During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt.  The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum.  In May 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007.  During 2007, the holders of the $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  In August 2008, the maturity date of our $1,500,000 subordinated note obligation has been extended from September 30, 2008 to July 10, 2009 (or earlier if certain conditions are met). In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.

Effective April 16, 2008, the holder of our Series B preferred shares exchanged such shares for an equal number of preferred shares, which provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares) and are mandatorily redeemable on April 30, 2009. In August 2008, the redemption date was further extended to July 31, 2009.

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Commercial Mutual Insurance Company

On January 31, 2006, we purchased $3,750,000 of surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  Accrued but unpaid interest on the surplus notes totaled $1,794,688 at the time of the purchase. As of June 30, 2008, the balance of the surplus notes, including accrued interest was $5,773,000. The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of CMIC and require the approval of the Insurance Department of the State of New York.

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

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006. We, as a holder of the CMIC surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of CMIC, we believe that, following any conversion by CMIC into a stock corporation, we could hold a controlling equity interest in CMIC.  It is anticipated that the conversion will occur prior to December 31, 2008.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Item  1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (a) During the second quarter of 2008, we issued an aggregate of 13,364 common shares to our non-employee directors as director fees for such quarter.  The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering.  We reached this determination based on the following: (i) each director represented that he was an “accredited investor” and he acquired the shares for his own account; (ii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

(b)	Not applicable.

(c)	None

Item 3. Defaults Upon Senior Securities

None.

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarterly period covered by this report.

Item  5. Other Information

None.

Item  6. Exhibits

2	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.[1]

3(a)	Restated Certificate of Incorporation[2]

3(b)	Certificate of Designation of Series A Preferred Stock[3]

3(c)	Certificate of Designation of Series B Preferred Stock[4]

3(d)	Certificate of Designation of Series C Preferred Stock[5]

3(e)	By-laws, as amended[6]

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

5 Denotes document filed as an exhibit to our Quarterly Report on Form 10Q-SB for the period ended March 31, 2008 and incorporated herein by reference.

6 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Dated: August 14, 2008	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/Victor Brodsky
Victor Brodsky
Chief Accounting Officer