Form 10-Q
period 2008-09-30
DCAP GROUP INC
filed 2008-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 14, 2008, there were 2,972,746 shares of the registrant’s common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$520,558	$1,030,822
Accounts receivable, net of allowance for doubtful accounts of
$25,000 at September 30, 2008 and $50,000 at December 31, 2007	562,331	801,718
Prepaid expenses and other current assets	178,335	295,604
Assets from discontinued operations	54,347	12,651,223
Total current assets	1,315,571	14,779,367
Property and equipment, net	325,900	464,824
Goodwill	2,601,257	2,601,257
Other intangibles, net	94,477	150,910
Notes receivable	5,901,719	5,170,804
Deposits and other assets	79,853	78,164
Total assets	$10,318,777	$23,245,326

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$970,731	$630,412
Current portion of long-term debt	1,807,028	2,098,989
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	-	12,517,305
Mandatorily redeemable preferred stock	780,000	780,000
Total current liabilities	3,711,959	16,180,906

Long-term debt	442,114	499,065
Deferred income taxes	379,000	408,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued
3,788,771 at September 30, 2008 and 3,750,447 shares at December 31, 2007	37,888	37,505
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,955,103	11,850,872
Deficit	(4,986,905)	(4,545,242)
	7,006,086	7,343,135
Treasury stock, at cost, 816,025 shares at September 30, 2008 and
781,423 shares at December 31, 2007	(1,220,382)	(1,185,780)
Total stockholders' equity	5,785,704	6,157,355
Total liabilities and stockholders' equity	$10,318,777	$23,245,326

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30,	2008	2007

Commissions and fee revenue	$3,767,475	$4,486,855

Operating expenses:
General and administrative expenses	4,360,796	4,765,090
Depreciation and amortization	214,827	212,081
Total operating expenses	4,575,623	4,977,171

Operating loss	(808,148)	(490,316)

Other (expense) income:
Interest income	3,707	7,175
Interest income - notes receivable	730,915	971,333
Interest expense	(220,690)	(368,713)
Interest expense - mandatorily redeemable preferred stock	(47,125)	(29,250)
Gain on sale of book of business	-	65,767
Total other income	466,807	646,312

(Loss) income from continuing operations before (benefit from) provision for income taxes	(341,341)	155,996
(Benefit from) provision for income taxes	(113,604)	73,696
(Loss) income from continuing operations	(227,737)	82,300
(Loss) income from discontinued operations, net of income taxes	(213,926)	200,878
Net (loss) income	$(441,663)	$283,178

Basic and Diluted Net (Loss) Income Per Common Share:

(Loss) income from continuing operations	$(0.08)	$0.03
(Loss) income from discontinued operations	$(0.07)	$0.07
(Loss) income per common share	$(0.15)	$0.10

Weighted Average Number of Shares Outstanding:
Basic	2,972,547	2,962,683

Diluted	2,972,547	3,288,072

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30,	2008	2007

Commissions and fee revenue	$1,143,916	$1,359,996

Operating expenses:
General and administrative expenses	1,218,494	1,492,317
Depreciation and amortization	70,710	74,400
Total operating expenses	1,289,204	1,566,717

Operating loss	(145,288)	(206,721)

Other (expense) income:
Interest income	803	3,267
Interest income - notes receivable	129,193	322,736
Interest expense	(68,938)	(119,022)
Interest expense - mandatorily redeemable preferred stock	(19,500)	(9,750)
Total other income	41,558	197,231

Loss from continuing operations before benefit from income taxes	(103,730)	(9,490)
Benefit from income taxes	(6,679)	(773)
Loss from continuing operations	(97,051)	(8,717)
(Loss) income from discontinued operations, net of income taxes	(2,974)	67,841
Net (loss) income	$(100,025)	$59,124

Basic and Diluted Net (Loss) Income Per Common Share:

Loss from continuing operations	$(0.03)	$-
(Loss) income from discontinued operations	$-	$0.02
(Loss) income per common share	$(0.03)	$0.02

Weighted Average Number of Shares Outstanding:
Basic	2,971,521	2,981,024

Diluted	2,971,521	3,298,073

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(441,663)	$283,178
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	214,827	212,081
Bad debt expense	29,091	-
Accretion of discount on notes receivable	(576,228)	(740,864)
Amortization of warrants	17,731	34,210
Stock-based payments	104,614	27,820
Gain on sale of book of business	-	(65,767)
Deferred income taxes	(328,000)	136,201
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	136,774	418,336
Prepaid expenses and other current assets	338,692	(118,412)
Deposits and other assets	(1,689)	9,221
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	340,319	(324,793)
Other current liabilities	-	(12,469)
Net cash used in operating activities of continuing operations	(165,532)	(141,258)
Operating activities of discontinued operations	(435,638)	273,742
Net Cash (Used in) Provided by Operating Activities	(601,170)	132,484

Cash Flows from Investing Activities:
Decrease in notes and other receivables - net	30,810	59,860
Proceeds from sale of book of business	-	66,300
Purchase of property and equipment	(19,470)	(152,695)
Net cash provided by (used in) investing activities of continuing operations	11,340	(26,535)
Investing activities of discontinued operations	1,008,386	1,354,332
Net Cash Provided by Investing Activities	1,019,726	1,327,797

Cash Flows from Financing Activities:
Principal payments on long-term debt	(366,643)	(417,499)
Proceeds from exercise of options and warrants	-	112,200
Net cash used in financing activities of continuing operations	(366,643)	(305,299)
Financing activities of discontinued operations	(562,177)	(1,350,669)
Net Cash Used in Financing Activities	(928,820)	(1,655,968)

Net Decrease in Cash and Cash Equivalents	(510,264)	(195,687)
Cash and Cash Equivalents, beginning of period	1,030,822	1,196,412
Cash and Cash Equivalents, end of period	$520,558	$1,000,725

Supplemental Scheduleof Non-Cash Investing and Financing Activities:
Liabilties assumed by purchaser of premium finance portfolio	$11,229,060	$-
Reserve held by purchaser of premium finance portfolio	$261,363	$-

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1. Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2008, Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 2008 and 2007 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2008, results of operations for the nine months and three months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007. The consolidated balance sheet at December 31, 2007 was derived from the audited financial statements as of that date.

The results of operations and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.  During the nine months ended September 30, 2008 and 2007, approximately $-0- and $110,000, respectively, was recognized as initial franchise fee income.

Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

Website Development Costs

Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of approximately $3,000 and $49,000 in such capitalized costs were incurred during the nine months ended September 30, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the nine months and three months ended September 30, 2007 to conform to the classifications used for the nine months and three months ended September 30, 2008.

3. Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  During the nine months ended September 30, 2008 and 2007, interest payments totaling $-0- and $125,000, respectively, were received.  The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts.  Such accretion amount, together with interest on the Surplus Notes for the nine months and three months ended September 30, 2008 and 2007, are included in our consolidated statement of operations as “Interest income-notes receivable.”

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

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006 and held public hearing in October 2008 to consider the conversion plan. We, as a holder of the CMIC Surplus Notes, at our option, would be able to exchange the Surplus Notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the Surplus Notes and the statutory surplus of CMIC, the plan of conversion provides that, in the event of a conversion by CMIC into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the Surplus Notes, we would receive 100% of the stock of CMIC.  It is anticipated that the policyholders meeting to approve the conversion will occur on or about December 31, 2008.  As indicated above, such approval, as well as the prior approval of the Superintendent, is required for the conversion to occur. Upon the effectiveness of the conversion, CMIC’s name will change to “Kingstone Insurance Company.”  We are seeking stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Our Chairman is also Chairman of CMIC and one of our other directors and our Chief Accounting Officer are also directors of CMIC.

4. Employee Stock Compensation

In November 1998, we adopted the 1998 Stock Option Plan, which provided for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 of our common shares were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of common shares authorized to be issued pursuant to the 1998 Stock Option Plan to 750,000. Incentive stock options granted under this plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee determined the expiration date with respect to non-statutory options granted under this plan.  This plan terminated in November 2008.

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

Our results for the nine months and three months ended September 30, 2008 include share-based compensation expense related to stock options totaling approximately $64,000 and $16,000, respectively. Our results for the nine months and three months ended September 30, 2007 include share-based compensation expense totaling approximately $19,000 and $9,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

We did not grant any options under either plan during the nine months and three months ended September 30, 2008. During the nine months and three months ended September 30, 2007, we did not grant any options under the 1998 Stock Option Plan but did grant 59,524 options at $2.52 per share under the 2005 Equity Participation Plan. The weighted average fair value of options granted during the nine months and three months ended September 30, 2007 was $.78.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	268,624	$2.55	-	-

Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(82,324)	$2.62	-	-

Outstanding at September 30, 2008	186,300	$2.51	3.45	$-

Vested and Exercisable at September 30, 2008	112,498	$2.82	3.08	$-

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $.80 closing price of our common shares on September 30, 2008.  We received cash proceeds from options exercised in the nine months ended September 30, 2008 and 2007 of approximately $-0- and $112,000, respectively.

As of September 30, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $40,000. Unamortized compensation cost as of September 30, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.01 years.

5. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented.  For the nine months and three months ended September 30, 2007, the inclusion of 208,624 of options and warrants in the computation of diluted earnings per share would have been anti-dilutive.  During the nine months and three months ended September 30, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 498,300 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period.

The reconciliation is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average number of shares outstanding	2,972,547	2,962,683	2,971,521	2,981,024
Effect of dilutive securities, common share equivalents	-	325,389	-	317,049

Weighted average number of shares outstanding,
used for computing diluted earnings per share	2,972,547	3,288,072	2,971,521	3,298,073

Net (loss) income from continuing operations available to common shareholders for the computation of diluted earnings (loss) per share is computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income from continuing operations	$(227,737)	$82,300	$(97,051)	$(8,717)
Interest expense on dilutive convertible preferred stock	-	29,250	-	9,750

Net (loss) income from continuing operations available
to common shareholders for diluted earnings (loss) per share	$(227,737)	$111,550	$(97,051)	$1,033

Net (loss) income available to common shareholders for the computation of diluted earnings per share is computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income	$(441,663)	$283,178	$(100,025)	$59,124
Interest expense on dilutive convertible preferred stock	-	29,250	-	9,750

Net (loss) income available to common shareholders for
diluted earnings (loss) per share	$(441,663)	$312,428	$(100,025)	$68,874

6. Term Loan and Subordinated Notes

In June 2008, the maturity date of our M&T term loan was extended to December 31, 2008. Principal payments of $55,174 are due on the first day of each month and one final payment on the maturity date. The balance of the term loan as of September 30, 2008 was $222,857.  Interest at the rate of LIBOR plus 2.75% is payable monthly.

In August 2008, the maturity date of our $1,500,000 subordinated note obligation was extended from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of CMIC to a stock property and casualty insurance company and the issuance to us of a controlling interest in CMIC (see Note 3) (subject to acceleration under certain circumstances). In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.

Jack Seibald, one of our directors and a principal stockholder, indirectly holds approximately $288,000 of the principal amount of the subordinated debt.  In addition, a limited liability company of which Barry Goldstein, our Chief Executive Officer, is a minority member holds $115,000 of the principal amount of the subordinated debt.

7. Exchange of Preferred Stock

Effective April 16, 2008, the holder of our Series B preferred shares, AIA Acquisition Corp. (“AIA”), exchanged such shares for an equal number of Series C preferred shares, the terms of which are substantially identical to those of the Series B preferred shares, except that they are mandatorily redeemable on April 30, 2009 (as opposed to April 30, 2008 for the Series B preferred shares) and they provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares).

Effective August 23, 2008, the mandatory redemption date for the preferred shares held by AIA was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for an equal number of Series C preferred shares held by AIA. The terms of the Series D preferred shares are substantially identical to those of the Series C preferred shares, except for the mandatory redemption date. The current aggregate redemption amount for the Series D preferred shares held by AIA is $780,000, plus accumulated and unpaid dividends.  The Series D preferred shares are convertible into our common shares at a price of $2.50 per share.  Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

8. Employment Agreement

Our President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2009. The Employment Agreement will automatically renew for a one-year term if Mr. Goldstein is in our employ on June 30, 2009.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on our net income.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote certain time to Commercial Mutual Insurance Company (“CMIC”) to fulfill his duties and responsibilities as its Chairman of the Board and Chief Investment Officer. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by CMIC to Mr. Goldstein pursuant to his CMIC employment contract, which is currently $150,000 per year. CMIC is a New York property and casualty insurer.

9. Discontinued Operations

On February 1, 2008, we sold our outstanding premium finance loan portfolio. Under the terms of the sale, the purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed. As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the nine months and three months ended September 30, 2008 and 2007 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at September 30, 2008 and December 31, 2007. Continuing operations of our premium financing operations will only consist of placement fee revenue and any related expenses.

Summarized financial information of the premium financing segment as discontinued operations for the nine months and three months ended September 30, 2008 and 2007 follows:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premium finance revenue	$225,322	$2,419,506	$-	$777,638

Operating Expenses:
General and administrative expenses	181,943	1,084,342	-	343,887
Provision for finance receivable losses	89,316	396,065	-	120,455
Depreciation and amortization	46,556	75,349	-	24,411
Interest expense	45,181	498,519	-	165,539
Total operating expenses	362,996	2,054,275	-	654,292

(Loss) income from operations	(137,674)	365,231	-	123,346
Loss on sale of premim financing portfolio	(251,282)	-	(5,407)	-
(Loss) income before provision for income taxes	(388,956)	365,231	(5,407)	123,346
(Benefit from) provision for income taxes	(175,030)	164,353	(2,433)	55,505

(Loss) income from discontinued operations,
net of income taxes	$(213,926)	$200,878	$(2,974)	$67,841

The components of assets and liabilities of discontinued operations as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Finance contracts receivable, net	$-	$12,498,809
Due from purchaser of premium finance portfolio	28,697	-
Other current assets	25,650	31,680
Deferred income taxes	-	69,000
Property and equipment, net	-	3,324
Other assets	-	48,410
Total assets	$54,347	$12,651,223

Revolving credit line	$-	$9,488,437
Accounts payable and accrued expenses	-	139,480
Premiums payable	-	2,889,388
Total liabilities	$-	$12,517,305

Finance income, fees and receivables (discontinued operations)

For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the nine months ended September 30, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium financing involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $396,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $434,000, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

We operate 26 storefronts, including sixteen Barry Scott locations, five Atlantic Insurance locations, and five Accurate Agency locations. We also have 38 franchised DCAP locations.

Our insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers.  We focus on automobile, motorcycle, homeowner’s and small business insurance. Our customer base is primarily individuals and small businesses.

The stores receive commissions from insurance companies for their services.  We receive fees from the franchised locations in connection with their use of the DCAP name.  Neither we nor the stores currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed below, in March 2007, the Board of Directors of Commercial Mutual Insurance Company (“CMIC”) adopted a resolution to convert CMIC from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of CMIC in the aggregate principal amount of $3,750,000 (the “Surplus Notes”).  The plan of conversion provides that, in the event of a conversion by CMIC into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the Surplus Notes, we would receive 100% of the stock of CMIC.

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

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the nine months ended September 30, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the nine months ended September 30, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $396,000, respectively, and actual principal write-offs for such period, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $477,000, respectively.

Goodwill

The carrying value of goodwill is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at September 30, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for the Company in its fiscal year beginning January 1, 2009.  While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that this statement will have on its condensed consolidated financial statements and will adopt the standard at the beginning of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe this pronouncement will have a material effect on our financial statements.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

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

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:
	Nine months ended
	September 30,
	YTD	YTD	Change
	2008	2007	$	%
Commissions and fee revenue	$3,767	$4,487	$(720)	(16	) %
General and administrtaive expenses	4,361	4,765	(404)	(8	) %
Interest expense	221	369	(148)	(40	) %
Interest income - notes receivable	731	971	(240)	(25	) %
Gain on sale of book of business	-	66	(66)	(100	) %
(Benefit from) provision for income taxes	(114)	74	(188)	(254	) %
(Loss) income from continuing operations
before income taxes	(341)	156	(497)	(319	) %

During the nine months ended September 30, 2008 (“2008”), revenues from continuing operations were $3,767,000 as compared to $4,487,000 for the nine months ended September 30, 2007 (“2007”).  The 16% revenue decrease of $720,000 was primarily attributable to a $902,000 reduction in commissions and fees earned due to the sale of fewer insurance policies in 2008 than in 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.  The decrease in commissions and fees earned from the sale of insurance policies was offset by $330,000 of premium finance placement fees earned in 2008, compared to none in 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in 2008 were $4,361,000, as compared to $4,765,000 in 2007. The 8% net decrease of $404,000 was primarily attributable to decreases in: (i) fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, (ii) executive compensation, and (iii) fees paid to consultants, offset by an increase in occupancy costs due to rent increases and escalations.

Our interest expense in 2008 was $221,000, as compared to $369,000 in 2007. The 40% decrease of $148,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

Our interest income from notes receivable in 2008 was $731,000, as compared to $971,000 in 2007. The 25% decrease of $240,000 was primarily due to: (i) the discount on Surplus Notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in 2008 due to a decrease in the prime rate.

Our gain on sale of book of business in 2008 was $-0-, as compared to $66,000 in 2007. The $66,000 decrease in 2008 was due to a sale in 2007, compared to no such sales in 2008.

During 2008, we recorded a benefit from income taxes of $114,000 compared to a provision for income taxes of $74,000 in 2007. The change of $188,000 is due to a $497,000 decrease in income from continuing operations in 2008 as compared to 2007, offset by provision for state taxes.

Our continuing operations generated a net loss before income taxes of $341,000 in 2008 as compared to a net profit before income taxes of $156,000 in 2007.  This decrease of $497,000 was primarily due to reductions in revenue consisting of: (i) a 16% decrease in commissions and fee revenue of $720,000, (ii) a decrease in accrued interest income from our Surplus Notes, and (iii) the elimination of any sale of book of business in 2008, offset by reductions in costs and expenses consisting of: (i) a decrease in executive compensation, employee head count and variable compensation paid on commissions generated, (ii) a decrease in fees paid to consultants, and (iii) a decrease in interest expense.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations (in thousands) for the periods indicated:

	Nine months ended
	September 30,
	YTD	YTD	Change
	2008*	2007	$	%
Premium finance revenue	$225	$2,419	(2,194)	(91	) %

Operating Expenses:
General and administrative expenses	182	1,084	(902)	(83	) %
Provision for finance receivable losses	89	396	(307)	(78	) %
Depreciation and amortization	47	75	(28)	(37	) %
Interest expense	45	499	(454)	(91	) %
Total Operating Expenses	363	2,054	(1,691)	(82	) %

(Loss) income from operations	(138)	365	(503)	(138	) %
Loss on sale of premium financing portfolio	(251)	-	(251)	-%
(Loss) income before (benefit from) provision for income taxes	(389)	365	(754)	(207	) %
(Benefit from) provision for income taxes	(175)	164	(339)	(207	) %
(Loss) income from discontinued operations	$(214)	$201	$(415)	(206	) %

___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue decreased $2,194,000 in 2008 as compared to 2007.  The 91% decrease is due to only including one month of revenue in 2008 compared to nine months in 2007.

 Our general and administrative expenses from discontinued operations decreased $902,000 in 2008 as compared to 2007.  The 83% decrease is due to only including one month of operating expenses related to revenue in 2008 compared to nine months in 2007.

Our provision for finance receivable losses for 2008 was $307,000 less than for 2007.  The 78% decrease was due to the discontinuance of loan originations offset by a provision for losses from loans originated in the prior year.

Our premium finance interest expense for 2008 was $454,000 less than for 2007.  The 91% decrease was due to the payment in full of the outstanding balance of our revolving credit line on February 1, 2008.

Loss on sale of premium financing portfolio was $251,000 in 2008, compared to no such loss in 2007. The 2008 loss was primarily due to: (i) a $162,000 adjustment to the selling price as a result of a change in the estimated collectible amount of the portfolio, and (ii) the incurrence of $83,000 in fees related to the sale of our premium finance portfolio.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $389,000 in 2008 as compared to a net profit before income taxes of $365,000 in 2007.  The decrease in profit of $754,000 in 2008 was due to: (i) the cessation of revenues as of January 31, 2008, and (ii) the loss on sale of portfolio, offset by the elimination and reductions in operating expenses.

The following table summarizes our change in net (loss) income (in thousands) for the periods indicated.

	Nine months ended
	September 30,
	YTD	YTD	Change
	2008	2007	$	%
(Loss) income from continuing operations	$(228)	$82	$(310)	(378	) %
(Loss) income from discontinued operations, net of taxes	(214)	201	(415)	(206	) %
Net (loss) income	$(442)	$283	$(725)	(256	) %

Our net loss for 2008 was $442,000 as compared to net income of $283,000 for 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

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

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:
	Three months ended
	September 30,
	Q3	Q3	Change
	2008	2007	$	%
Commissions and fee revenue	$1,144	$1,360	$(216)	(16	) %
General and administrtaive expenses	1,218	1,493	(275)	(18	) %
Interest expense	69	119	(50)	(42	) %
Interest income - notes receivable	129	323	(194)	(60	) %
Benefit from income taxes	(7)	(1)	(6)	-%
Loss from continuing operations
before benefit from income taxes	(104)	(9)	(95)	1,056%

During the three months ended September 30, 2008 (“Q3 2008”), revenues from continuing operations were $1,144,000 as compared to $1,360,000 for the three months ended September 30, 2008 (“Q3 2007”). The 16% revenue decrease of $216,000 was primarily attributable to a $278,000 reduction in commissions and fees earned due to the sale of fewer insurance policies in Q3 2008 than in Q3 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market which is offering lower premium rates to our main customer, the non-standard insured.  The decrease in commissions and fees earned from the sale of insurance policies was offset by $111,000 of premium finance placement fees earned in Q3 2008, compared to none in Q3 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in Q3 2008 were $1,218,000, as compared to $1,493,000 in Q3 2007. The 18% net decrease of $275,000 was primarily attributable to decreases in: (i) fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, (ii) executive compensation, and (iii) fees paid to consultants, offset by an increase in occupancy costs due to rent increases and escalations.

Our interest expense in Q3 2008 was $69,000, as compared to $119,000 in Q3 2007. The 42% decrease of $50,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

Our interest income from notes receivable in Q3 2008 was $129,000, as compared to $323,000 in Q3 2007. The 60% decrease of $194,000 was primarily due to: (i) the discount on Surplus Notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in 2008 due to a decrease in the prime rate.

During Q3 2008, we recorded a benefit from income taxes of $7,000 compared to a benefit from income taxes of $1,000 in Q3 2007. The change of $6,000 is due to a $95,000 decrease in income from continuing operations in Q3 2008 as compared to Q3 2007, offset by provision for state taxes.

Our continuing operations generated a net loss before income taxes of $104,000 in Q3 2008 as compared to a net loss before income taxes of $9,000 in Q3 2007.  The increase in loss of $95,000 was primarily due to reductions in revenue consisting of: (i) a 16% decrease in commissions and fee revenue of $216,000, and (ii) a decrease in accrued interest income from our Surplus Notes, offset by a reductions in costs and expenses consisting of: (i) a decrease in executive compensation, employee head count and variable compensation paid on commissions generated, (ii) a decrease in fees paid to consultants, and (iii) a decrease in interest expense.

Discontinued Operations

The following table summarizes our changes in the results of discontinued operations (in thousands) for the periods indicated:

	Three months ended
	September 30,
	Q3	Q3	Change
	2008 *	2007	$	%
Premium finance revenue	$-	$777	(777)	(100	) %

Operating Expenses:
General and administrative expenses	-	344	(344)	(100	) %
Provision for finance receivable losses	-	120	(120)	(100	) %
Depreciation and amortization	-	24	(24)	(100	) %
Interest expense	-	166	(166)	(100	) %
Total Operating Expenses	-	654	(654)	(100	) %

(Loss) income from operations	-	123	(123)	(100	) %
Loss on sale of premium financing portfolio	(5)	-	(5)	-%
(Loss) income before (benefit from) provision for income taxes	(5)	123	(128)	(104	) %
(Benefit from) provision for income taxes	(2)	55	(57)	(104	) %
(Loss) income from discontinued operations	$(3)	$68	$(71)	(104	) %

___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue was $-0- in Q3 2008 compared $777,000 in Q3 2007. The decrease is due to the sale of the premium finance portfolio in the first quarter of 2008, which as result, there was no revenue in Q3 2008, compared to including three months of revenue in Q3 2007.

 Our operating expenses from discontinued operations were $-0- in Q3 2008 compared $654,000 in Q3 2007. The decrease is due to the sale of the premium finance portfolio in the first quarter of 2008, which as result, there were no operating expenses in Q3 2008, compared to including three months of operating expenses in Q3 2007.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $5,000 in Q3 2008 as compared to a net profit before income taxes of $123,000 in Q3 2007.  The decrease in profit of $128,000 in 2008 was due to the cessation of revenues as of January 31, 2008, offset by the elimination and reductions in operating expenses.

The following table summarizes our change in net (loss) income (in thousands) for the periods indicated.

	Three months ended
	September 30,
	Q3	Q3	Change
	2008	2007	$	%
Loss from continuing operations	$ (97)	$ (9)	$ (88)	978%
(Loss) income from discontinued operations, net of taxes	(3)	68	(71)	(104)%
Net (loss) income	$ (100)	$ 59	$ (159)	(269)%

Our net loss for Q3 2008 was $100,000 as compared to net income of $59,000 for Q3 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $520,558 in cash and cash equivalents and a working capital deficit of $2,396,388. As of December 31, 2007, we had $1,030,822 in cash and cash equivalents and a working capital deficit of $1,401,539.

As discussed below, during 2007, the holders of $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008, and in August 2008, agreed to further extend the maturity date to the earlier of July 10, 2009 or 90 days following the conversion of Commercial Mutual Insurance Company (“CMIC”) to a stock property and casualty insurance company and the issuance to us of a controlling interest in CMIC (as discussed below) (subject to acceleration under certain circumstances).  The $1,500,000 principal balance of these notes is included in our September 30, 2008 balance sheet under “Current portion of long-term debt.”  In addition, as discussed below, effective April 16, 2008, the holder of our Series B preferred shares (which were mandatorily redeemable on April 30, 2008) exchanged such shares for an equal number of preferred shares, which were mandatorily redeemable on April 30, 2009. In August 2008, the redemption date was further extended to July 31, 2009. The mandatorily redeemable balance of $780,000 is included in our September 30, 2008 balance sheet under “Current Liabilities”.  Further, as discussed below, term loan payments in the aggregate principal amount of $222,857 are payable to Manufacturers and Traders Trust Company (“M&T”) through December 2008.  The principal balance of this obligation is included in our September 30, 2008 balance sheet under “Current Liabilities.”  We plan to seek to further extend the maturity dates and/or refinance the subordinated debt and preferred stock obligations.  We also plan to sell and/or close certain stores that are not operating profitably.

 We believe that, based on our present cash resources and assuming that our efforts with regard to the subordinated debt and preferred stock obligations, as discussed above, are successful and/or that we complete the sale of certain stores and/or closings as contemplated, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.  No definitive arrangements are in place with regard to any of the foregoing and no assurances can be given that any will occur on commercially reasonable terms or otherwise.

During 2008, cash and cash equivalents decreased by $510,000 primarily due to the following:

•
Net cash used in operating activities during 2008 was $601,000 due to the following:  (i) cash used in the operating activities of our discontinued operations of $436,000 as a result of the liquidation of substantially all of the related operating assets and liabilities on February 1, 2008 and (ii) net loss adjusted for non-cash items was $980,000. Non-cash items totaled $538,000, which include depreciation and amortization, bad debt expense, accretion of discount on notes receivable, amortization of warrants, stock-based payments, and deferred income taxes. The use of cash was offset by a decrease in prepaid expenses, which primarily consists of a $368,000 Federal tax refund claim received from a carry-back of net operating losses, and an increase in accounts payable and accrued expenses of $340,000.

•	Net cash provided by investing activities during 2008 was $1,020,000 primarily due to the $1,008,000 cash flow from finance contracts receivable included in discontinued operations.

•
Net cash used in financing activities during 2008 was $929,000 due to: (i) a $562,000 decrease in our revolving credit line utilized in our discontinued operations prior to the sale of our premium finance portfolio on February 1, 2008, and (ii) principal payments on long-term debt and lease obligations of $367,000.

 Our discontinued premium finance operations were financed pursuant to a $20,000,000 revolving line of credit from M&T entered into on July 28, 2006.  The line of credit was terminated and the $8,926,000 balance was paid in full on February 1, 2008 in connection with the sale of our premium finance portfolio. The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes.  Any draws against this line bear interest at LIBOR plus 2.75%.  As of July 28, 2006, we made our first draw of $1,300,000 against the term line.  The draw is repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance of $390,000, was payable to the extent of $130,000 on June 1, 2008 and $260,000 on June 30, 2008.  In June 2008, the maturity date of the M&T term loan was extended to December 31, 2008. Principal payments of $55,714 are due on the first day of each month and one final payment on the maturity date. The first principal payment was paid on June 30, 2008. As of September 30, 2008, the balance of the term loan was $222,857.  Interest is payable monthly.

In connection with our initial acquisition of the line of credit from M&T, we obtained a $3,500,000 secured subordinated loan to support our premium finance operations.  During 2005, we utilized the M&T line of credit to repay an aggregate of $2,000,000 of the subordinated debt.  The remaining balance of the loan was due in January 2006 and carries interest at the rate of 12-5/8% per annum.  In May 2005, we obtained an extension of the maturity date of the remaining subordinated debt to September 30, 2007.  During 2007, the holders of the $1,500,000 outstanding principal amount of subordinated debt agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  In August 2008, the maturity date of our $1,500,000 subordinated note obligation was extended from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of CMIC to a stock property and casualty insurance company and the issuance to us of a controlling interest in CMIC (subject to acceleration under certain circumstances).  In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.

Effective April 16, 2008, the holder of our Series B preferred shares exchanged such shares for an equal number of Series C preferred shares, which provided for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares) and were mandatorily redeemable on April 30, 2009.  Effective August 23, 2008, the mandatory redemption date for preferred shares was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for an equal number of Series C preferred shares.

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Commercial Mutual Insurance Company

On January 31, 2006, we purchased $3,750,000 of Surplus Notes issued by CMIC for a price of $3,075,141, of which $1,303,434 was paid by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  Accrued but unpaid interest on the Surplus Notes totaled $1,794,688 at the time of the purchase.  As of September 30, 2008, the balance of the Surplus Notes, including accrued interest was $5,902,000. The Surplus Notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the Insurance Department of the State of New York.

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

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006 and held a public hearing in October 2008 to consider the conversion plan. We, as a holder of the CMIC Surplus Notes, at our option, would be able to exchange the Surplus Notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the Surplus Notes and the statutory surplus of CMIC, the plan of conversion provides that, in the event of a conversion by CMIC into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the Surplus Notes, we would receive 100% of the stock of CMIC.  It is anticipated that the policyholder meeting to approve the conversion will occur on or about December 31, 2008. As indicated above, such approval, as well as the prior approval of the Superintendent, is required for the conversion to occur. Upon the effectiveness of the conversion, CMIC’s name will change to “Kingstone Insurance Company.”  We are seeking stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item  3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

Item  4T. Controls and Procedures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Item  1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  During the third quarter of 2008, we issued an aggregate of 16,876 common shares to our non-employee directors as director fees for such quarter.  The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering.  We reached this determination based on the following: (i) each director represented that he was an “accredited investor” and he acquired the shares for his own account; (ii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

(b)  Not applicable.

(c) The following table set forth certain information with respect to purchases of common shares made by us or any “affiliated purchaser” during the quarter ended September 31, 2008:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Sharesthat May Be Purchased Under the Plans or Programs

7/1/08 - 7/31/08	-	-	-	-
8/1/08 - 8/31/08	-	-	-	-
9/1/08 - 9/30/08	297,378	$0.75	-	-
Total	297,378	$0.75	-	-
__________

(1) Represents shares repurchased by an affiliated purchaser.

Item 3. Defaults Upon Senior Securities.

None.

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarterly period covered by this report.

Item  5. Other Information.

None.

Item  6. Exhibits.

2	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.[1]

3(a)	Restated Certificate of Incorporation[2]

3(b)	Certificate of Designation of Series A Preferred Stock[3]

3(c)	Certificate of Designation of Series B Preferred Stock[4]

3(d)	Certificate of Designation of Series C Preferred Stock[5]

3(e)	Certificate of Designation of Series D Preferred Stock

3(f)	By-laws, as amended[6]

10(a)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry Goldstein

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

6 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

10(b)	Letter agreement, dated August 13, 2008, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding subordinated debt

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Dated: November 14, 2008	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

By:	/s/ Victor Brodsky
Victor Brodsky
Chief Accounting Officer