Form 10-K
period 2008-12-31
DCAP GROUP INC
filed 2009-04-14
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-1665
DCAP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1158 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __

Non-accelerated __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,155,744 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 20, 2009, there were 2,972,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of this Annual Report under “Factors That May Affect Future Results and Financial Condition”.

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

ITEM 1.                      BUSINESS.

(a)           Business Development

General

Our continuing operations consist of franchising storefront insurance agencies under the DCAP brand name and earning placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of our loan portfolio on February 1, 2008.

Our discontinued operations consist of the ownership and operation of storefront insurance agencies under the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency brand names and premium financing of insurance policies for such agency clients as well as clients of non-affiliated entities.

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations. On March 30, 2009, as discussed below under “Recent Developments,” an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we own in New York State (the “Assets”). The closing of the sale of the Assets is subject to a number of conditions. We are also seeking to sell the three remaining Retail Business locations that we own in Pennsylvania.  As a result of the restructuring in December 2008, and the Purchase Agreement on March 30, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our business of internally financing insurance contracts has been reclassified as discontinued operations.

See “Business - Commercial Mutual Insurance Company” below for a discussion of the status of our efforts to acquire ownership of Commercial Mutual Insurance Company (“Commercial Mutual”), a New York property and casualty insurance company.

Recent Developments

The following developments have occurred since January 1, 2009:

•
On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which our wholly-owned subsidiaries, Barry Scott Agency, Inc. and DCAP Accurate, Inc., agreed to sell substantially all of their assets, including the book of business, of the 16 Retail Business locations that we own in New York State (the “Assets”). The closing of the sale of the Assets is subject to a number of conditions. The purchase price for the Assets is approximately $2,337,000, of which approximately $1,786,000 is to be paid to us at closing, and the remainder of the purchase price is to be satisfied by the delivery of promissory notes in the aggregate principal amount of $551,000. As additional consideration, we will be entitled to receive through September 2010 an amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed during 2008.

Developments During 2008

•
On February 1, 2008, our wholly-owned subsidiary, Payments Inc., sold its outstanding premium finance loan portfolio. The purchase price for the net loan portfolio was approximately $11,845,000, of which approximately $268,000 was paid to Payments Inc.  The remainder of the purchase price was satisfied by the assumption of liabilities, including the satisfaction of Payments Inc.’s premium finance revolving credit line obligation to Manufacturers and Traders Trust Company (“M&T”). As additional consideration, Payments Inc. received an amount based upon the net earnings generated by the loan portfolio as it was collected. The purchaser of the portfolio also agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments Inc. in the states of New York and Pennsylvania.  In connection with such purchases, Payments Inc. will be entitled to receive a fee generally equal to a percentage of the amount financed.

•
In April 2008, the holder of our Series B preferred shares exchanged such shares for an equal number of Series C preferred shares.  The Series C preferred shares provided for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares) and an outside mandatory redemption date of April 30, 2009 (as compared to April 30, 2008 for the Series B preferred shares).  Effective August 23, 2008, the outside mandatory redemption date for the preferred shares was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for the Series C preferred shares. The outside mandatory redemption date was previously extended in March 2007 from April 30, 2007 to April 30, 2008.  See Item 13 of this Annual Report.

•
In August 2008, the holders of $1,500,000 outstanding principal amount of notes payable (the “Notes Payable”) agreed to extend the maturity date of the debt from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of Commercial Mutual to a stock property and casualty insurance company and the issuance to us of a controlling interest in Commercial Mutual (subject to acceleration under certain circumstances).  In exchange for this extension, the holders are entitled to receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.  The maturity date of the Notes Payable was previously extended during 2007 from September 30, 2007 to September 30, 2008.  See Items 1(b), 7 and 13 of this Annual Report.

•	On October 23, 2008, Michael R. Feinsod became a member of the board of directors.

•	On December 5, 2008, Morton L. Certilman retired from the board of directors.

•
In December 2008, we entered into a plan to restructure our Retail Business. The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  See Item 1(b) of this Annual Report.

Developments During 2007

•
In March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000.  We purchased such surplus notes in January 2006.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.  See Items 1(b), 7 and 13 of this Annual Report.

(b)	Business

General

Our storefront locations serve as insurance agents or brokers and place various types of insurance on behalf of customers.  We focus on automobile, motorcycle and homeowners insurance and our customer base is primarily individuals rather than businesses.

Currently there are 52 store locations owned or franchised by us of which 49 are located in New York State.  In the New York metropolitan area, there are 33 DCAP franchises.  There are also 12 Barry Scott locations and four Accurate Agency locations outside the New York metropolitan area (all located in central and western New York State). There are three Atlantic Insurance locations in eastern Pennsylvania.  All of the Barry Scott, Atlantic Insurance and Accurate Agency locations (the “Retail Business”) are wholly-owned by us. In December 2008, we made a decision to restructure our Retail Business. The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and sale of the remaining 19 Retail Business locations. As a result of the restructuring, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.  See Item 1(a) for a discussion of an agreement to sell our remaining New York State locations and the contemplated sale of our Pennsylvania locations.

Through our wholly-owned subsidiary, Payments Inc., until February 1, 2008, we provided insurance premium financing services to our DCAP, Barry Scott, Atlantic Insurance and Accurate Agency locations as well as non-affiliated insurance agencies.  Payments Inc. is licensed as an insurance premium finance agency in the states of New York and Pennsylvania. Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  As a result of the sale, our business of internally financing insurance contracts has been reclassified as discontinued operations.  Payments Inc. now receives revenues through placement fees rather than through the internally financing of contracts.

Our continuing operations consist of franchising storefront insurance agencies under the DCAP brand name and earning placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of our loan portfolio on February 1, 2008.

We were incorporated in 1961 and assumed our current name in 1999.  In the event the Commercial Mutual conversion occurs, we will change our name to “Kingstone Companies, Inc.”  We obtained stockholder approval for such name change in November 2008.

Our executive offices are located at 1158 Broadway, Hewlett, New York 11557; our telephone number is (516) 374-7600 and our fax number is (516) 295-7216.

Retail Business Discontinued Operations

Our storefront agencies deal primarily with the insurance needs of individuals.  In the states in which we operate, all automobile owners must secure liability insurance coverage.  We provide various choices to the insured depending on market conditions.

Our agencies currently operate under the DCAP, Barry Scott, Atlantic Insurance and Accurate Agency brand names.  The stores receive commissions from insurance companies for their services.  We do not currently serve as an insurance company and therefore do not assume underwriting risks; however, as discussed below under “Commercial Mutual Insurance Company,” Commercial Mutual is seeking to convert from an advance premium insurance company to a stock property and casualty insurance company.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.

In addition to automobile insurance, in our Retail Business discontinued operations, we offer:

• property and casualty insurance for motorcycles, boats and livery/taxis
• life insurance
• business insurance
• homeowner’s insurance
• excess coverage

As a complement to our Retail Business discontinued operations, we offer automobile club services for roadside emergencies.  We offer memberships for such services, and we make arrangements with towing dispatch companies to fulfill service call requirements.

Franchises

Currently there are 33 DCAP franchises located in the New York metropolitan area.  Franchisees currently pay us an initial franchise fee of $25,000 to offer insurance products under the DCAP name.  Franchisees are obligated to also pay us monthly fees during the term of the franchise agreement, generally commencing after a six to twelve month period from the date on which the storefront opens for business.  Monthly fees payable by franchisees constituted approximately 45% of our revenues from continuing operations during the year ended December 31, 2008. We received no initial franchise fees in 2008.

A number of our franchise locations provide income tax return preparation services.  The tax return preparation service allows them to offer an additional service to the walk-in customers who comprise the bulk of their customer base, as well as to existing customers.

Structure and Operations

As stated above, we currently have 52 offices, of which 33 are franchises and 19 are wholly-owned.  Our franchises consist of both “conversion” and “startup” operations.  In a conversion operation, an existing insurance brokerage with an established business becomes a DCAP office.  In a startup operation, an entrepreneur begins operations as a DCAP office.  Each franchise is managed by, and is under the supervision of the franchisee.

In order to promote consistency and efficiency, and as a service to our franchisees, we offer training to office managers.  Our training program covers:

•	marketing, sales and underwriting
•	office and logistics
•	computer information

We also provide support services to stores such as:

•	assistance with regard to the hiring of employees
•	assistance with regard to the writing of local advertising
•	advice regarding potential carriers for certain customers

We also manage the cooperative advertising program in which all of our franchisees participate.

In addition to the above services, we provide to all of our franchisees a direct business relationship with nationally-known and local insurance carriers that may otherwise be beyond the reach of small, privately-owned retail insurance operations.

We also offer our franchisees the use of an agency software system, AMS 360, in connection with the management and operations of their retail insurance stores.

Internet

Our website (www.dcapagents.com) is a secure site for use by personnel of our company-owned stores as well as our franchisees.  Incorporated within the website are tools for managing the location’s business, including comparative quoting, lead generation and tracking.

Policy placement generates commission revenue.  Since policy sales can be measured as they relate to the number of inquiries or leads, increased marketing will result in more leads.  Our website, www.dcapinsurance.com, offers the prospective insured the opportunity to provide our company-owned stores as well as our franchisees the needed information in the very same manner as provided face to face or over the telephone.  With the information provided, we and our franchisees can give multiple quotes to the prospect as well as track the status of the lead from the moment it is received.

Premium Financing

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is secured by the unearned portion of the insurance premiums being financed and held by the insurance carrier.  Our wholly-owned subsidiary, Payments Inc., is licensed as a premium finance agency in the states of New York and Pennsylvania.

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York and Pennsylvania.  In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 47% of our revenues from continuing operations during the year ended December 31, 2008.

The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate that may be charged to the insureds for financing their premiums is limited by these state statutes.  See “Government Regulation.”

Commercial Mutual Insurance Company

In March 2007, Commercial Mutual Insurance Company’s Board of Directors approved a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company pursuant to Section 7307 of the New York Insurance Law. Commercial Mutual has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York (the “Superintendent of Insurance”) to proceed with the conversion process (subject to certain conditions as discussed below).

We hold two surplus notes issued by Commercial Mutual in the aggregate principal amount of $3,750,000.  Previously earned but unpaid interest on the notes as of December 31, 2008 was approximately $2,186,000.  The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of Commercial Mutual and require the approval of the Insurance Department of the State of New York (the “Insurance Department”).  As of December 31, 2008, the statutory surplus of Commercial Mutual, as reported to the Insurance Department, was approximately $7,748,000.

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent of Insurance on April 25, 2008, by both the Superintendent of Insurance and Commercial Mutual’s policyholders. As part of the approval process, the Superintendent of Insurance conducted a five year examination of Commercial Mutual as of December 31, 2006 and had an appraisal performed with respect to the fair market value of Commercial Mutual as of such date. We, as the holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.  Upon the effectiveness of the conversion, Commercial Mutual’s name will change to “Kingstone Insurance Company.”  We have obtained stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the timing or the terms of the conversion.

Competition

We and our franchisees compete with numerous insurance agents and brokers in our market.  The amount of capital required to commence operations is generally small and the only material barrier to entry is the ability to obtain the required licenses and appointments as a broker or agent for insurance carriers.  There is no price competition between us or our franchisees and other agents and brokers.  All must sell a particular carrier’s policies at exactly the same price; however, we and our franchisees may be able to offer a different payment plan through the placement of premium financing.

In recent years, extensive competition has come from direct sales entities, such as Progressive Direct, Esurance and GEICO Insurance, who have concentrated their advertising efforts on television and radio.  In addition, the Internet sales effort of some competitors has shown promise.  Further, legislation that allows banks to offer insurance to their customers has taken market share from the storefront insurance operators.

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

The offering of franchises is regulated by both the federal government and the State of New York, in which our franchisees operate.

Employees

We currently employ five persons in our continuing operations and 46 persons in our discontinued operations.  We believe that our relationship with our employees is good.

ITEM 1A.                 RISK FACTORS.

Not applicable.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

Our principal executive offices and the administrative offices of Payments Inc. are located at 1158 Broadway, Hewlett, New York.  Our central processing offices are located at 1762 Central Avenue, Albany, New York.

Our 12 Barry Scott offices and four Accurate Agency offices are located in upstate New York.  Our three Atlantic Insurance offices are located in eastern Pennsylvania.

Our 19 wholly-owned storefront locations and our executive and other offices are operated pursuant to lease agreements that expire from time to time through 2015.  The current yearly aggregate base rental for the offices is approximately $414,000.

See Item 1 of this Annual Report for a discussion of a contemplated sale of our Barry Scott and Accurate Agency operations.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on November 26, 2008.  The following is a listing of the votes cast for or withheld with respect to each nominee for director and a listing of the votes cast for and against, as well as abstentions and broker non-votes, with respect to the approval of an amendment to our Certificate of Incorporation to:

1.           Election of Board of Directors

	Number of Shares
	For	Withheld

Barry B. Goldstein	2,519,847	160,443
Morton L. Certilman	1,097,249	939,126
Michael R. Feinsod	2,520,079	160,221
Jay M. Haft	1,351,726	939,126
David A. Lyons	2,520,039	160,251
Jack D. Seibald	2,520,089	160,211

2.           Approval of amendment to Certificate of Incorporation to change our name to “Kingstone Companies, Inc.”

For	2,074,823
Against	6,137
Abstentions	167,470
Broker Non-Votes	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on The NASDAQ Capital Market under the symbol “DCAP.”

Set forth below are the high and low sales prices for our common shares for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2008 Calendar Year
First Quarter	$1.75	$1.21
Second Quarter	1.67	.95
Third Quarter	1.20	.80
Fourth Quarter	.80	.25

	High	Low
2007 Calendar Year
First Quarter	$3.05	$2.33
Second Quarter	2.70	2.18
Third Quarter	2.75	1.95
Fourth Quarter	2.39	1.15

Holders

As of April 6, 2009, there were approximately 852 record holders of our common shares.

Dividends

Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available.  There are also currently outstanding 780 Series D preferred shares.  These shares are entitled to cumulative aggregate dividends of $78,000 per annum (10% of their liquidation preference of $780,000).  The Series D preferred shares are mandatorily redeemable on July 31, 2009.  No dividends may be paid on our common shares unless a payment is made to the holders of the Series D preferred shares of all dividends accumulated or accrued at such time.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Until December 2008, our continuing operations primarily consisted of the ownership and operation of 19 storefronts, including 12 Barry Scott locations, three Atlantic Insurance locations, and four Accurate Agency locations. In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we own in New York State (the “Assets”). The closing of the sale of the Assets is subject to a number of conditions. As a result of the restructuring in December 2008, and the Purchase Agreement on March 30, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

In our continuing operations, we receive fees from 33 franchised locations in connection with their use of the DCAP name.

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that is licensed within the states of New York and Pennsylvania. Until February 1, 2008, Payments Inc. offered premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices, as well as non-affiliated insurance agencies.  On February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio. As a result of the sale, our business of internally financing insurance contracts has been reclassified as discontinued operations.  Effective February 1, 2008, revenues from our premium financing business have consisted of placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of the loan portfolio.

In our Retail Business discontinued operations, the insurance storefronts serve as insurance agents or brokers and place various types of insurance on behalf of customers.  Our Retail Business focuses on automobile, motorcycle and homeowner’s insurance and our customer base is primarily individuals rather than businesses.

The stores also offer automobile club services for roadside assistance and some of our franchise locations offer income tax preparation services.

The stores from our Retail Business discontinued operations receive commissions from insurance companies for their services.  Neither we nor the stores have served as an insurance company and therefore we have not assumed underwriting risks; however, as discussed in Item 1(b) of this Annual Report, in March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.

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

Franchise fee revenue

Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed.  Franchisees also pay a monthly franchise fee plus a monthly advertising fee.  We are obligated to provide marketing and training support to each franchisee.

Commission revenue (discontinued operations)

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

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the years ended December 31, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses (discontinued operations)

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed.  No credit checks were made prior to the decision to extend credit to a customer.  Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occurred when the unearned premiums received from the insurer upon cancellation of a financed policy were inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off.  We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses.

Goodwill

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the reporting unit to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to impairment expense. Based on our most recent analysis, our results of operations for the year ended December 31, 2008 include a charge to impairment expense of approximately $394,000.

Stock-based compensation

Our stock option and other equity-based compensation plans are accounted for in accordance with the recognition and measurement provisions of  SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for our fiscal year beginning January 1, 2009.  We are currently evaluating this statement for the impact, if any, that SFAS 141R will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for us on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. We adopted SFAS 159 in 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet determined the impact, if any, that this statement will have on our consolidated financial statements and we will adopt the standard at the beginning of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating this statement for the impact, if any, that SFAS 161 will have on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. We are currently evaluating the impact this standard will have on our financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any; the new pronouncement will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FSP 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP 157-3 did not have a material effect on our results of operations, financial position or liquidity.

 Results of Operations

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations. On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we own in New York State (the “Assets”). The closing of the sale of the Assets is subject to a number of conditions. As a result of the restructuring in December 2008, and the Purchase Agreement on March 30, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been reclassified as discontinued operations.

Separate discussions follow for results of continuing operations and discontinued operations.

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	December 31,
			Change
	2008	2007	$	%
Commissions and fee revenue	$911	$649	$262	40%
General and administrtaive expenses	1,860	2,275	(415)	(18	) %
Interest expense	271	432	(161)	(37	) %
Interest income - notes receivable	765	1,288	(523)	(41	) %
(Loss) from continuing operations before taxes	(587)	(885)	298	34%
(Benefit from) income taxes	(391)	(419)	28	7%
(Loss) from continuing operations	(196)	(465)	269	58%

During the year ended December 31, 2008 (“2008”), revenues from continuing operations were $911,000 as compared to $649,000 for the year ended December 31, 2007 (“2007”).  The 40% net increase of $262,000 in commissions and fees was a result of $427,000 in premium finance placement fees earned in 2008, compared to none in 2007. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio. The increase in revenue was offset by a reduction of $110,000 in initial franchise fees, due to a lack of new franchises in 2008 compared to five in 2007.

Our general and administrative expenses in 2008 were $1,860,000, as compared to $2,275,000 in 2007. The 18% decrease of $415,000 was primarily attributable to decreases in: (i) franchise advertising costs, (ii) executive compensation, and (iii) fees paid to consultants.

Our interest expense in 2008 was $271,000, as compared to $432,000 in 2007. The 37% decrease of $161,000 was primarily due to: (i) a reduction in the principal balance of our debt and (ii) our no longer allocating a portion of the interest on our revolving credit line from our discontinued premium finance business to continuing operations.

Our interest income from notes receivable in 2008 was $765,000, as compared to $1,288,000 in 2007. The 41% decrease of $523,000 was primarily due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in 2008 due to a decrease in the prime rate.

Our continuing operations generated a net loss before income taxes of $587,000 in 2008 as compared to a net loss before income taxes of $885,000 in 2007.  The 34% decrease of $298,000 was primarily due to the inception of earning premium finance placement fees in 2008 and reductions in general and administrative and interest expenses, offset by a decrease in interest income from our surplus notes.

Discontinued Operations

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Years ended
	December 31,
			Change
	2008*	2007	$	%
Premium finance revenue	$225	$3,167	$(2,942)	(93	) %

Operating Expenses:
General and administrative expenses	182	1,432	(1,250)	(87	) %
Provision for finance receivable losses	89	472	(383)	(81	) %
Depreciation and amortization	47	100	(53)	(53	) %
Interest expense	45	646	(601)	(93	) %
Total operating expenses	363	2,650	(2,287)	(86	) %

(Loss) income from operations	(138)	517	(655)	(127	) %
Loss on sale of premium financing portfolio	(102)	-	(102)	-%
(Loss) income before provision for income taxes	(240)	517	(757)	(146	) %
Provision for income taxes	69	246	(177)	(72	) %
(Loss) income from discontinued operations	$(309)	$271	$(580)	(214	) %
___________________

* Our premium finance portfolio was sold on February 1, 2008.  Premium finance revenue for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Our premium finance revenue decreased $2,942,000 in 2008 as compared to 2007. The 93% decrease is due to only including one month of revenue in 2008 compared to 12 months in 2007.

 Our general and administrative expenses from discontinued operations decreased $1,250,000 in 2008 as compared to 2007.  The 87% decrease is due to only including one month of operating expenses related to revenue in 2008 compared to 12 months in 2007.

Our provision for finance receivable losses for 2008 was $383,000 less than for 2007.  The 81% decrease was due to the discontinuance of loan originations offset by a provision for losses from loans originated in the prior year.

Our premium finance interest expense for 2008 was $601,000 less than for 2007.  The 93% decrease was due to the payment in full of the outstanding balance of our revolving credit line on February 1, 2008.

Loss on sale of premium financing portfolio was $102,000 in 2008, compared to no such loss in 2007. The 2008 loss was primarily due to $83,000 in fees related to the sale of our premium finance portfolio, and an adjustment to the selling price as a result of a change in the estimated collectible amount of the portfolio.

Our discontinued premium finance operations, on a stand-alone basis, generated a net loss before income taxes of $240,000 in 2008 as compared to a net profit before income taxes of $517,000 in 2007.  The decrease in profit of $757,000 in 2008 was primarily due to: (i) the cessation of revenues as of January 31, 2008, and (ii) the loss on sale of our premium financing portfolio, offset by the elimination and reductions in operating expenses.

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Years ended
	December 31,
			Change
	2008	2007	$	%

Commissions and fee revenue	$4,042	$5,096	$(1,054)	(21	) %

Operating Expenses:
General and administrative expenses	3,895	4,479	(584)	(13	) %
Depreciation and amortization	212	204	8	4%
Interest expense	41	44	(3)	(7	) %
Impairment of goodwill and intangibles	394	95	299	315%
Total operating expenses	4,542	4,822	(280)	(6	) %

(Loss) income from operations	(500)	274	(774)	(282	) %
Gain on sale of book of business	-	66	(66)	(100	) %
(Loss) income before provision for income taxes	(500)	340	(840)	(247	) %
(Benefit from) provision for income taxes	(28)	193	(221)	(115	) %
(Loss) income from discontinued operations	$(472)	$147	$(619)	(421	) %

Our Retail Business revenue was $4,042,000 in 2008 as compared to $5,096,000 in 2007.  The 21% revenue decrease of $1,054,000 was primarily attributable to a reduction in commissions and fees earned due to the sale of fewer insurance policies in 2008 than in 2007.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market, which is offering lower premium rates to our main customer, the non-standard insured.

Our Retail Business general and administrative expenses in 2008 were $3,895,000, as compared to $4,479,000 in 2007. The 13% net decrease of $584,000 was primarily attributable to decreases in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores, and a reduction in advertising expenses, offset by an increase in occupancy costs due to rent increases and escalations.

Our Retail Business impairment of goodwill and intangibles for 2008 was $299,000 greater than for 2007. The increase in 2008 was due to goodwill impairment of $394,000 in 2008, compared to the cessation of utilization of the vanity telephone number included in intangible assets in 2007.

Our gain on sale of book of business in 2008 was $-0-, as compared to $66,000 in 2007. The $66,000 decrease in 2008 was due to a sale in 2007, compared to no such sales in 2008.

During 2008, we recorded a benefit from income taxes of $28,000 compared to a provision for income taxes of $193,000 in 2007. The change of $221,000 is due to an $840,000 decrease in income before taxes in 2008 as compared to 2007.

Our discontinued Retail Business operations, on a stand-alone basis, generated a net loss before income taxes of $500,000 in 2008 as compared to a net profit before income taxes of $340,000 in 2007.  The decrease in profit of $840,000 in 2008 was primarily due to the $1,054,000 decrease in revenues, and increase in impairment of intangibles, offset by a decrease in general and administrative expenses.

Net Loss

The following table summarizes our change in net loss for the periods indicated.

	Years ended
	December 31,
			Change
	2008	2007	$	%
Loss from continuing operations	$(196)	$(465)	$269	58%
(Loss) income from discontinued operations, net of taxes	(781)	418	(1,199)	(287	) %
Net loss	$(977)	$(47)	$(930)	1,979%

Our net loss for the year ended December 31, 2008 was $977,000 as compared to a net loss of $47,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $142,949 in cash and cash equivalents and a working capital deficit of $175,105. As of December 31, 2007, we had $1,030,822 in cash and cash equivalents and a working capital deficit of $1,603,288.

During 2007, the holders of $1,500,000 outstanding principal amount of notes payable (the “Notes Payable”) agreed to extend the maturity date of the debt from September 30, 2007 to September 30, 2008.  In August 2008, the maturity date of the Notes Payable was further extended from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of Commercial Mutual to a stock property and casualty insurance company and the issuance to us of a controlling interest in Commercial Mutual (subject to acceleration under certain circumstances).  In exchange for this extension, the holders are entitled to receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.  The $1,500,000 principal balance of the Notes Payable is included in our December 31, 2008 balance sheet under “Current portion of long-term debt.”

Effective April 16, 2008, the holder of our Series B preferred shares (which provided for dividends at the rate of 5% per annum and an outside mandatory redemption date of April 30, 2008) exchanged such shares for an equal number of Series C preferred shares (which provided for dividends at the rate of 10% per annum and an outside mandatory redemption date of April 30, 2009).  Effective August 23, 2008, the outside mandatory redemption date for the preferred shares was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for the Series C preferred shares. The mandatorily redeemable balance of $780,000 is included in our December 31, 2008 balance sheet under “Current Liabilities”.

On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which our wholly-owned subsidiaries, Barry Scott Agency, Inc. and DCAP Accurate, Inc. agreed to sell substantially all of their assets, including the book of business, of the 16 Retail Business locations that we own in New York State (the “Assets”).  The closing of the sale of the Assets is subject to a number of conditions.  We expect to satisfy the conditions and complete the sale of the Assets in April 2009. The purchase price for the Assets is approximately $2,337,000, of which approximately $1,786,000 is to be paid to us at closing, and the remainder of the purchase price is to be satisfied by the delivery of promissory notes in the aggregate principal amount of $551,000. As additional consideration, we will be entitled to receive through September 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that were closed in 2008. The proceeds from the sale of the Assets that we expect to receive in April 2009 will not be sufficient to fully satisfy the Notes Payable and preferred stock obligations on their respective maturity dates.  We plan to seek to further extend the maturity dates and/or refinance the Notes Payable and preferred stock obligations.

We believe that, based on our present cash resources, and assuming that our efforts to further extend the maturity dates of the Notes Payable and preferred stock obligations, as discussed above, are successful and that we complete the sale of the Assets as contemplated, including the collection of the $551,000 of promissory notes discussed above in accordance with their terms, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.  No definitive arrangements are in place with regard to any further extension of the maturity dates and/or refinancing the Notes Payable and preferred stock obligations and no assurances can be given that any will occur on commercially reasonable terms or otherwise. No assurances can be given that we will complete the sale of the Assets as contemplated.

During 2008, cash and cash equivalents decreased by approximately $888,000 primarily due to the following:

•
Net cash used in operating activities during 2008 was $753,000 due primarily to the net loss of $977,000.  Non-cash items totaling $820,000 increased the net cash used in operating activities to $1,797,000.  These non-cash items included depreciation and amortization, bad debt expense, accretion of discount on notes receivable, amortization of warrants, stock-based payments, and deferred income taxes. The use of cash was offset by: (i) the receipt  of a $368,000 Federal tax refund claim resulting from the carry-back of our 2007 net operating loss, (ii) an increase in accounts payable and accrued expenses of $252,000, and (iii) cash provided by the operating activities of our discontinued operations of $498,000.

•	Net cash provided by investing activities during 2008 was $1,034,000 primarily due to the $1,008,000 cash flow from finance contracts receivable included in discontinued operations.

•
Net cash used in financing activities during 2008 was $1,169,000 due to: (i) a $562,000 decrease in our revolving credit line utilized in our discontinued operations prior to the sale of our premium finance portfolio on February 1, 2008, and (ii) principal payments on long-term debt and lease obligations of $607,000.

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

Because our core revenue is derived from personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.

All of our revenues from continuing operations for 2008 related to the sale of personal automobile and other property and casualty insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition.

Because substantially all of our operations are derived from sources located in New York and Pennsylvania, our business may be adversely affected by conditions in these states.

All of our revenue is derived from sources located in the states of New York and Pennsylvania and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York or Pennsylvania, which could include fundamental changes to the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

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

As discussed in Item 1 hereof, in March 2007, Commercial Mutual Insurance Company’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.  We have never operated as an insurance company and would face all of the risks and uncertainties that come with operating such a company, including underwriting risks.

As a holding company, we are dependent on the results of operations of our operating subsidiaries; there would be restrictions on the payment of dividends by Commercial Mutual.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries.  Consequently, we must rely on our subsidiaries for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.  In connection with the plan of conversion of Commercial Mutual, we have agreed with the New York State Insurance Department that, for a period of two years following the conversion, without the approval of the Insurance Department, no dividend may be paid by Commercial Mutual to us.

We have determined to discontinue our Retail Business operations prior to our obtaining a controlling interest in Commercial Mutual.

We have determined to close or sell our Retail Business locations and such operations are reflected as discontinued operations in our financial statements.  Such action has taken in anticipation of a change in business strategy from operating storefront insurance agencies to operating an insurance company through Commercial Mutual.  To date, the conditions to the conversion of Commercial Mutual to a stock property and casualty insurance company, namely the approval of the plan of conversion by the Insurance Department and Commercial Mutual’s policyholders, have not yet been satisfied.  No assurances can be given that the conversion will occur.

Reductions in the New York involuntary automobile insurance market may adversely affect our premium finance revenue.

Prior to the sale of our premium finance loan portfolio, our primary source of premium finance loans had been the assigned risk, or involuntary, automobile insurance market.  In New York, since mid-2003, there has been a significant decline in the number of new applications for coverage at the New York Auto Insurance Plan.  This has led to a reduction in the number of loans where policies of this type are the collateral. Beginning in 2004, we began to finance certain voluntary auto insurance policies.  We are now entitled to a placement fee based upon the amount of new premium finance loans made by the purchaser of our loan portfolio in the states of New York and Pennsylvania.  There is no guaranty that the number or size of the loans in the voluntary marketplace will offset the declines experienced in the involuntary market.

The volatility of premium pricing and commission rates could adversely affect our operations.

We currently derive revenue from commissions paid by insurance companies.  In addition, our franchisees rely on such revenue.  The commission is usually a percentage of the premium billed to an insured. Historically, property and casualty premiums have been cyclical in nature and have displayed a high degree of volatility based on economic and competitive conditions.  Because such commission revenue is based on insurance premiums, a decline in premium levels will have an adverse effect on our discontinued operations and our franchisees. In addition, in many cases, insurance companies may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers and generally reserve the right to make such reductions.  We cannot predict the timing or extent of future changes in commission rates or premiums and therefore cannot predict the effect, if any, that such changes would have on our discontinued operations or our franchisees.

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

In addition, there are currently 33 DCAP franchises.  The offering of franchises is regulated by both the federal government and some states, including New York.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems.  We rely on these systems to support our operations.  The failure of these systems could interrupt our operations and result in a material adverse effect on our business.

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations.  Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting and will be required to have our registered independent public accounting firm issue an attestation as to such reports commencing with our financial statements for the year ending December 31, 2009.  We believe that, based upon SEC regulations currently in effect, our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will increase in 2009 over 2008, which could require us to allocate what may be limited cash resources away from our operations and business growth plans.  We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

The enactment of tort reform could adversely affect our business.

Legislation concerning tort reform is from time to time considered in the United States Congress and in several states.  Among the provisions considered for inclusion in such legislation are limitations on damage awards, including punitive damages.  Enactment of these or similar provisions by Congress or by states in which we sell insurance could result in a reduction in the demand for liability insurance policies or a decrease in the limits of such policies, thereby reducing our revenues.  We cannot predict whether any such legislation will be enacted or, if enacted, the form such legislation will take, nor can we predict the effect, if any, such legislation would have on our business or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof.  As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 2008.

ITEM 9A.              CONTROLS AND PROCEDURES.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

Information Technology Applications and Infrastructure

 We did not maintain effective controls over financial reporting related to information technology applications and infrastructure. Specifically, the following deficiencies in the aggregate constituted a material weakness:

•
We did not maintain effective design of controls over access to financial reporting applications and data. Controls did not limit access to programs and data to only authorized users. In addition, controls lack the requirement of periodic reviews and monitoring of such access.

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

Remediation of Material Weaknesses

In January 2009, we effectively implemented controls to rectify the weaknesses discussed above. These controls have been tested by an independent consulting firm and, based on the favorable results, management believes that these issues have been successfully remediated.

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

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	56	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Michael R. Feinsod	38	Director
Jay M. Haft	73	Director
David A. Lyons	59	Director
Jack D. Seibald	48	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. He served as our Chief Financial Officer from March 2001 to November 2007.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Commercial Mutual Insurance Company, a New York property and casualty insurer, as well as Chairman of its Executive Committee. In August 2008, Mr. Goldstein was appointed Chief Investment Officer of COMMERCIAL MUTUAL. From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo, and has been a certified public accountant since 1979.

Michael R. Feinsod
Mr. Feinsod has been Chief Executive Officer of Ameritrans Capital Corporation, a closed-end investment company, since October 10, 2008. Mr. Feinsod has been President of Ameritrans Capital since November 2006 and also serves as its Chief Compliance Officer. He serves as Senior Vice President of Elk Associates Funding Corporation, a subsidiary of Ameritrans Capital, and has served as a director of Ameritrans Capital and Elk Associates Funding Corporation since December 2005.  Since January 1999, Mr. Feinsod has been Managing Member of Infinity Capital, LLC, an investment management company.  He served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer, from June 1997 to January 1999.  He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997. Mr. Feinsod holds a Juris Doctorate degree from Fordham University School of Law and a Bachelor of Arts degree from George Washington University.

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

Jack D. Seibald

Mr. Seibald is a Managing Director of Concept Capital, a division of SMH Capital, Inc., a broker-dealer. Mr. Seibald has been affiliated with SMH Capital, Inc. and its predecessor firms since 1995 and is a registered representative with extensive experience in equity research and investment management dating back to 1983. Since 1997, Mr. Seibald has also been a Managing Member of Whiteford Advisors, LLC, an investment management firm. He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co. and Blackford Securities. Mr. Seibald is a member of the Board of Directors of Commercial Mutual Insurance Company, a New York property and casualty insurer, and serves as Chairman of its Investments Committee. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University. He has served as one of our directors since 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2008.  To our knowledge, based solely on a review of copies of Forms 4 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2008, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Haft filed a Form 4 late on two occasions and each of Messrs. Lyons and Seibald, and Morton L. Certilman, a former director, filed a Form 4 late on one occasion.  Each filing reported one transaction.

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

ITEM 11.                  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2008 and 2007 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Option Awards	All Other Compensation		Total
				Country Club Dues	Other
Barry B. Goldstein Chief Executive Officer	2008	$275,000	-	-	$15,770	$290,770
	2007	$350,000	$148,070	$21,085	$15,770	$534,925

Curt Hapward (1) President, DCAP Management Corp.	2008	$115,107	-	-	$6,000	$121,107
	2007	$82,374	$84,122	-	$4,430	$170,926
___________

(1)  Mr. Hapward served as President of our subsidiary, DCAP Management Corp., until July 3, 2008.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2009. The Employment Agreement will automatically renew for a one-year term if Mr. Goldstein is in our employ on June 30, 2009.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on our net income.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote up to 750 hours per year, as currently provided for in an employment contract with Commercial Mutual, to fulfill his duties and responsibilities as Chairman of the Board and Chief Investment Officer of Commercial Mutual. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by Commercial Mutual to Mr. Goldstein pursuant to the Commercial Mutual employment contract, which is currently $150,000 per year. Commercial Mutual is a New York property and casualty insurer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	65,000	65,000	(1)	$2.06	10/16/12
Curt Hapward	-	-		-	-
_______________

(1) Such options are exercisable to the extent of 32,500 shares effective as of October 16, 2009 and 2010.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the Employment Agreement with Mr. Goldstein and as provided for in his prior employment agreement which expired on April 1, 2007, Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of DCAP.  In addition, in the event Mr. Goldstein’s employment is terminated by us without cause or he resigns with good reason (each as defined in the Employment Agreement), Mr. Goldstein will be entitled to receive his base salary and bonuses for the remainder of the term.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Morton L. Certilman(1)	$4,271	$10,125	-	$14,396

Michael R. Feinsod	$2,822	-	-	$2,822

Jay M. Haft	$4,475	$7,500	-	$11,975

David A. Lyons	$5,725	$10,125	-(2)	$15,850

Jack D. Seibald	$6,225	$12,750	-	$18,975
_______________

(1)	Mr. Certilman retired as a director effective December 5, 2008.

(2)	As of December 31, 2008, Mr. Lyons held options for the purchase of 20,000 common shares.

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$8,333 per annum (1)
•	additional $3,500 per annum for committee chair (1)
•	$350 per Board meeting attended ($175 if telephonic)
•	$200 per committee meeting attended ($100 if telephonic)
_______________

(1)           One-half payable in stock; other one-half payable in stock or, at the director’s option, in cash.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 31, 2009 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 1158 Broadway Hewlett, New York	763,078 (1)(2)	25.1%

Michael R. Feinsod Infinity Capital Partners, L.P. 767 Third Avenue, 16th Floor New York, New York	487,495 (1)(3)	16.4%

AIA Acquisition Corp 6787 Market Street Upper Darby, Pennsylvania	361,600 (4)	11.0%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	238,065 (1)(5)	8.0%

Morton L. Certilman 90 Merrick Avenue East Meadow, New York	179,829 (1)	6.0%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	165,797 (1)(6)	5.6%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	29,581 (7)	1.0%

All executive officers and directors as a group (5 persons)	1,684,016 (1)(2)(3)(5)(6)(7)	55.1%
__________

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 8,500 shares held by Mr. Goldstein’s children, (ii) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein and (iii) 65,000 shares issuable upon the exercise of options that are currently exercisable.  Excludes shares beneficially owned by AIA Acquisition Corp. (“AIA ”) of which members of Mr. Goldstein’s family are principal stockholders.  Mr. Goldstein disclaims beneficial ownership of the shares held by his children and retirement trust and the shares owned by AIA.

(3)
Shares are owned by Infinity Capital Partners, L.P. (“Partners”). Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners. Pursuant to the Schedule 13D filed under the Securities Exchange Act of 1934, as amended, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares.

(4)
Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available. Includes 312,000 shares issuable upon the conversion of preferred shares that are currently convertible.

(5)
Includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 100,000 shares owned by SDS Partners I, Ltd., a limited partnership (“SDS”); (iii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”); (iv) 3,000 shares owned by Stewart Spector IRA (“S. Spector”); (v) 3,000 shares owned by Barbara Spector IRA Rollover (“B. Spector”); and (vi) 4,000 shares owned by Karen Dubrowsky IRA (“Dubrowsky”).      Mr. Seibald has voting and dispositive power over the shares owned by SDS, Boxwood, S. Spector, B. Spector and Dubrowsky.

(6)	Includes 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(7)	Includes 20,000 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	177,400	$2.40	367,724
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	177,400	$2.40	367,724

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Debt Financing

Effective July 10, 2003, in order to fund our premium finance operations, we obtained $3,500,000 from a private placement of debt. The debt was initially repayable on January 10, 2006 and provides for interest at the rate of 12.625% per annum, payable semi-annually.  We have the right to prepay the debt. During 2005, we utilized our bank line of credit then in effect to repay $2,000,000 of the debt.

 In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share. The warrants were initially scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of the remaining $1,500,000 of debt agreed to extend the maturity date of the debt to September 30, 2007. The debt extension was given to satisfy a requirement of a lender that arose in connection with a December 2004 increase in the lender’s revolving line of credit and an extension of the line to June 30, 2007. In consideration for the extension of the due date for the debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 common shares to September 30, 2007. Between March 2007 and September 2007, the holders of the outstanding debt agreed to a further extension of the due date to September 30, 2008. In consideration for such further extension, we further extended the expiration date of the warrants held by the debtholders to September 30, 2008.

In August 2008, the maturity date was further extended from September 30, 2008 to July 10, 2009 (or earlier if certain conditions are met). In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt.

 One of the private placement lenders was a retirement trust established for the benefit of Jack Seibald which loaned us $625,000 and was issued a warrant for the purchase of 18,750 of our common shares. Mr. Seibald is one of our principal stockholders and, effective September 2004, became one of our directors. Mr. Seibald’s retirement trust currently holds approximately $288,000 of the debt.

In September 2007, a limited liability company of which Mr. Goldstein is a minority member purchased from a debtholder a note in the approximate principal amount of $115,000 and a warrant for the purchase of 7,500 shares.  In connection with the purchase, the maturity date of the debt and the expiration date of the warrant were extended as discussed above.

The warrants expired on September 30, 2008.

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

In March 2007, Commercial Mutual’s Board of Directors adopted a resolution to convert Commercial Mutual from an advance premium cooperative insurance company to a stock property and casualty insurance company.  Commercial Mutual has advised us that it has obtained permission from the Superintendent of Insurance of the State of New York (the “Superintendent of Insurance”) to proceed with the conversion process (subject to certain conditions as discussed below).

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent of Insurance on April 25, 2008, by both the Superintendent of Insurance and Commercial Mutual’s policyholders.  As part of the approval process, the Superintendent of Insurance had an appraisal performed with respect to the fair market value of Commercial Mutual as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of Commercial Mutual as of December 31, 2006. We, as the holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.  No assurances can be given that the conversion will occur or as to the timing or terms of the conversion.

Exchange of Preferred Stock

Effective March 23, 2007, the outside mandatory redemption date for the preferred shares held by AIA Acquisition Corp. (“AIA”) was extended from April 30, 2007 to April 30, 2008 through the issuance of Series B preferred shares in exchange for an equal number of Series A preferred shares held by AIA.

Effective April 16, 2008, the outside mandatory redemption date for the preferred shares held by AIA was further extended to April 30, 2009 through the issuance of Series C preferred shares in exchange for an equal number of Series B preferred shares held by AIA.  In addition, the Series C preferred shares provide for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares).

Effective August 23, 2008, the outside mandatory redemption date for the preferred shares held by AIA was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for an equal number of Series C preferred shares held by AIA.

The current aggregate redemption amount for the Series D preferred shares held by AIA is $780,000, plus accumulated and unpaid dividends. The Series D preferred shares are convertible into our common shares at a price of $2.50 per share. Members of the family of Barry Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

Relationship

Certilman Balin Adler & Hyman, LLP, a law firm with which Morton L. Certilman, a principal stockholder, is affiliated, serves as our counsel.  It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Michael R. Feinsod, Jay M. Haft, David A. Lyons and Jack D. Seibald.  Each of Messrs. Feinsod, Haft, Lyons and Seibald is currently an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards at The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Lyons, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Feinsod, Haft, Lyons and Seibald, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Haft and Lyons, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees(1)	$110,000	$116,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	47,600	28,000
All Other Fees(4)	8,910	8,419
Total Fees	$166,510	$152,419
__________

(1)
Audit Fees  consist of  aggregate  fees  billed for  professional  services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are  normally  provided  by the  independent  auditors in  connection  with statutory and regulatory  filings or engagements for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of aggregate fees billed for preparation of our federal and state income tax returns and other tax compliance activities.

(4)
All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, other than those disclosed above. These fees related to the review of the Uniform Franchise Offering Circular of our wholly-owned subsidiary, DCAP Management Corp., and other general accounting services.

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

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc. (1)

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.

3(a)	Restated Certificate of Incorporation (2)

3(b)	Certificate of Designations of Series A Preferred Stock (3)

3(c)	Certificate of Designations of Series B Preferred Stock (4)

3(d)	Certificate of Designations of Series C Preferred Stock (5)

3(e)	Certificate of Designations of Series D Preferred Stock (6)

3(f)	By-laws, as amended (7)

10(a)	1998 Stock Option Plan, as amended (8)

10(b)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(c)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to indebtedness in the original aggregate principal amount of $3,500,000 (9)

10(d)	Letter agreement, dated May 25, 2005, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (6)

10(e)	Letter agreement, dated March 23, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (6)

10(f)	Letter agreement, dated September 30, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (10)

10(g)	Letter agreement, dated August 13, 2008, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (6)

10(h)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (9)

10(i)	2005 Equity Participation Plan (11)

10(j)	Surplus Note, dated April 1, 1998, in the principal amount of $3,000,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (11)

10(k)	Surplus Note, dated March 12, 1999, in the principal amount of $750,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (11)

10(l)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (12)

10(m)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (6)

10(n)	Stock Option Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (12)

14	Code of Ethics (13)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

DCAP GROUP, INC. AND
SUBSIDIARIES

Contents
Years Ended December 31, 2008 and 2007

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DCAP Group, Inc. and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheets of DCAP Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCAP Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 13, 2009

DCAP GROUP, INC. AND
SUBSIDIARIES
Consolidated Balance Sheets
December 31,	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$142,949	$1,030,822
Accounts receivable, net of allowance for doubtful accounts of
$40,000 at December 31, 2008 and $50,000 at December 31, 2007	201,787	215,179
Prepaid expenses and other current assets	130,457	290,885
Assets from discontinued operations	2,913,147	16,352,308
Total current assets	3,388,340	17,889,194
Property and equipment, net	90,493	155,679
Notes receivable	5,935,704	5,170,804
Deposits and other assets	6,096	29,649
Total assets	$9,420,633	$23,245,326

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$822,350	$570,449
Current portion of long-term debt	1,593,210	2,098,989
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	213,685	12,682,268
Mandatorily redeemable preferred stock	780,000	780,000
Total current liabilities	3,563,445	16,285,906

Long-term debt	415,618	499,065
Deferred income taxes	184,000	303,000

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued
3,788,771 at December 31, 2008 and 3,750,447 shares at December 31, 2007	37,888	37,505
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,962,512	11,850,872
Deficit	(5,522,448)	(4,545,242)
	6,477,952	7,343,135
Treasury stock, at cost, 816,025 shares at December 31, 2008 and
781,423 shares at December 31, 2007	(1,220,382)	(1,185,780)
Total stockholders' equity	5,257,570	6,157,355
Total liabilities and stockholders' equity	$9,420,633	$23,245,326

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2008	2007

Commissions and fee revenue	$911,225	$649,246

Operating expenses:
General and administrative expenses	1,860,485	2,275,441
Depreciation and amortization	69,624	84,422
Total operating expenses	1,930,109	2,359,863

Operating loss	(1,018,884)	(1,710,617)

Other (expense) income:
Interest income	4,338	9,633
Interest income - notes receivable	764,899	1,287,819
Interest expense	(270,646)	(432,351)
Interest expense - mandatorily redeemable preferred stock	(66,625)	(39,000)
Total other income	431,966	826,101

Loss from continuing operations before benefit from income taxes	(586,918)	(884,516)
Benefit from income taxes	(391,225)	(419,232)
Loss from continuing operations	(195,693)	(465,284)
(Loss) income from discontinued operations, net of income taxes	(781,513)	417,839
Net loss	$(977,206)	$(47,445)

Basic and Diluted Net (Loss) Income Per Common Share:

Loss from continuing operations	$(0.07)	$(0.16)
(Loss) income from discontinued operations	$(0.26)	$0.14
Loss per common share	$(0.33)	$(0.02)

Number of weighted average shares used in computation
of basic and diluted loss per common share	2,972,597	2,963,036

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Months Ended December 31, 2007 and 2008

					Capital
	Common Stock		Preferred Stock		in Excess		Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Shares	Amount	Total
Balance, December 31, 2006	3,672,947	$36,730	-	$-	$11,633,884	$(4,497,797)	776,923	$(1,178,555)	$5,994,262
Exercise of stock options	74,500	745	-	-	111,455	-	-	-	112,200
Stock-based payments	3,000	30	-	-	105,533	-	-	-	105,563
Return of stock as settlement of liability	-	-	-	-	-	-	4,500	(7,225)	(7,225)
Net loss	-	-	-	-	-	(47,445)	-	-	(47,445)
Balance, December 31, 2007	3,750,447	37,505	-	-	11,850,872	(4,545,242)	781,423	(1,185,780)	6,157,355
Stock-based payments	38,324	383	-	-	111,640	-	-	-	112,023
Return of stock as settlement of liability	-	-	-	-	-	-	34,602	(34,602)	(34,602)
Net loss	-	-	-	-	-	(977,206)	-	-	(977,206)
Balance, December 31, 2008	3,788,771	$37,888	-	$-	$11,962,512	$(5,522,448)	816,025	$(1,220,382)	$5,257,570

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31,	2008	2007

Cash Flows from Operating Activities:
Net loss	$(977,206)	$(47,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,624	121,555
Bad debt expense	44,091	37,070
Accretion of discount on notes receivable	(576,228)	(987,818)
Amortization of warrants	17,731	40,120
Stock-based payments	112,023	105,563
Deferred income taxes	(487,000)	(34,000)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(104,221)	41,382
Prepaid expenses and other current assets	7,500	(208,622)
Deposits and other assets	23,553	(26,990)
Increase (decrease) in liabilities:
Accounts payable, accrued expenses and taxes payable	251,901	126,180
Other current liabilities	-	(11,946)
Deferred taxes payable	368,000	-
Net cash used in operating activities of continuing operations	(1,250,232)	(844,951)
Operating activities of discontinued operations	497,592	470,575
Net Cash Used in Operating Activities	(752,640)	(374,376)

Cash Flows from Investing Activities:
Decrease in notes and other receivables - net	3,176	2,374
Purchase of property and equipment	(4,438)	(58,937)
Net cash used in investing activities of continuing operations	(1,262)	(56,563)
Investing activities of discontinued operations	1,035,163	2,190,386
Net Cash Provided by Investing Activities	1,033,901	2,133,823

Cash Flows from Financing Activities:
Principal payments on long-term debt	(606,957)	(570,589)
Proceeds from exercise of options and warrants	-	112,200
Net cash used in financing activities of continuing operations	(606,957)	(458,389)
Financing activities of discontinued operations	(562,177)	(1,466,648)
Net Cash Used in Financing Activities	(1,169,134)	(1,925,037)

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
Years Ended December 31,	2008	2007

Net Decrease in Cash and Cash Equivalents	(887,873)	(165,590)
Cash and Cash Equivalents, beginning of year	1,030,822	1,196,412
Cash and Cash Equivalents, end of year	$142,949	$1,030,822

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Liabilties assumed by purchaser of premium finance portfolio	$11,229,060	$-
Computer equipment acquired under capital leases	$-	$89,819

See notes to consolidated financial statements

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

1. Organization and Nature of Business

DCAP Group, Inc. and Subsidiaries (referred to herein as "we" or "us") operate a network of retail offices and franchise operations engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance, and until February 1, 2008 provided premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio (see Note 13). As a result of the sale, our premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by us in the states of New York and Pennsylvania. In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.  Our continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.  We also provide automobile club services for roadside emergencies and tax preparation services.

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for closing seven of our least profitable locations during the month of December 2008, and to enter into negotiations to sell the remaining 19 locations in our Retail Business. On March 30, 2009, an asset purchase agreement (the “APA”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of our 16 remaining Retail Business locations (the “Assets”) that we own in New York State (see Notes 13 and 17). The closing of the sale of the Assets is subject to a number of conditions. As a result of the restructuring in December 2008, and the APA on March 30, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of all subsidiaries and joint ventures in which we have a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

Commission and fee income - Franchise fee revenue on initial franchisee fees is recognized when substantially all of our contractual requirements under the franchise agreement are completed. Franchisees also pay a monthly franchise fee plus an applicable percentage of advertising expense. We are obligated to provide marketing and training support to each franchisee.  During the years ended December 31, 2008 and 2007, approximately $-0- and $110,000, respectively, was recognized as initial franchise fee income.

Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzed accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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
Years Ended December 31, 2008 and 2007

Concentration of credit risk - We invest our excess cash in deposits and money market accounts with major financial institutions and have not experienced losses related to these investments.

We perform ongoing credit evaluations and generally do not require collateral.

Cash and cash equivalents - We consider all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

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

Net earnings (loss) per share - Basic net earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented. During the year ended December 31, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 489,400 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period. During the year ended December 31, 2007, we recorded a loss available to common shareholders and, as a result, the weighted average number of shares of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of 678,124 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

Advertising costs - Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $66,000 and $262,000 for the years ended December 31, 2008 and 2007, respectively.

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
Years Ended December 31, 2008 and 2007

Income taxes - Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

Share-based compensation - We record compensation expense associated with stock options and other equity-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). In addition, we adhere to the guidance set forth within  Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. Stock option compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award less an estimate for anticipated forfeitures.

Website development costs - Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating our website, that are capitalized and depreciated over two years. A total of approximately $3,000 and $53,000 in such costs were incurred during the years ended December 31, 2008 and 2007, respectively.

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2008 and 2007, there were no such adjustments required.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for our fiscal year beginning January 1, 2009.  We are in the process of evaluating this statement for the impact, if any, that SFAS 141R will have on our consolidated financial position and results of operations.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. We adopted SFAS 159 in 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet determined the impact, if any, that this statement will have on our consolidated financial statements and we will adopt the standard at the beginning of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating this statement for the impact, if any, that SFAS 161 will have on our consolidated financial position and results of operations.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This FSP also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. We are currently evaluating the impact this standard will have on our financial statements.

In June 2008, FASB ratified Emerging Issues Task Force (“EITF”) No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the new pronouncement will have on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active" ("FAS 157-3") with an immediate effective date, including prior periods for which financial statements have not been issued. FAS 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FAS 157-3 did not have a material effect on the Company's results of operations, financial position or liquidity.

3. Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  During the years ended December 31, 2008 and 2007, interest payments totaling $-0- and $125,000, respectively, were received. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts.  Such accretion amount, together with interest on the Surplus Notes for the years ended December 31, 2008 and 2007, are included in our consolidated statement of operations as “Interest income-notes receivable.”

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

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

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval of the plan of conversion, which was filed with the Superintendent on April 25, 2008, by both the Superintendent and CMIC’s policyholders.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006 and held a public hearing in October 2008 to consider the conversion plan. We, as a holder of the CMIC Surplus Notes, at our option, would be able to exchange the Surplus Notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the Surplus Notes and the statutory surplus of CMIC, the plan of conversion provides that, in the event of a conversion by CMIC into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the Surplus Notes, we would receive 100% of the stock of CMIC. Upon the effectiveness of the conversion, CMIC’s name will change to “Kingstone Insurance Company.”  We obtained stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Our Chairman is also Chairman of CMIC. One of our other directors and our Chief Accounting Officer are also directors of CMIC.

4. Property and Equipment

Property and equipment consists of the following:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

December 31,	Useful Lives	2008	2007

Furniture, fixtures & equipment	5 years	$186,889	$184,581
Leasehold improvements	3 - 5 years	61,465	60,227
Computer hardware, software and office equipment	2 - 5 years	526,595	487,097
Entertainment facility	20 years	200,538	200,538
		975,487	932,443
Less accumulated depreciation		884,994	776,764
		$90,493	$155,679

Depreciation expense for the years ended December 31, 2008 and 2007 was approximately $69,000 and $102,000, respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

December 31,	2008	2007

Accounts payable	$314,249	$257,710
Interest	115,903	85,902
Payroll and related costs	26,032	16,978
Professional fees	366,166	209,859
	$822,350	$570,449

6. Debentures Payable

In 1971, pursuant to a plan of arrangement, we issued a series of debentures, which matured in 1977. As of December 31, 2008 and 2007, $154,200 of these debentures has not been presented for payment. Accordingly, this balance has been included in other current liabilities in the accompanying consolidated balance sheet. Interest has not been accrued on the remaining debentures payable. In addition, no interest, penalties or other charges have been accrued with regard to any escheat obligation.

7. Long-Term Debt

Long-term debt and capital lease obligations consist of:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

December 31,	2008	2007

Note payable, Accurate acquisition	$450,695	$517,113
Term loan from Manufacturers & Traders Trust Co.	-	520,000
Capitalized lease	58,133	78,672
Notes payable	1,500,000	1,500,000
Unamortized value of stock purchase warrants issued in connection with notes payable	-	(17,731)
	2,008,828	2,598,054
Less current maturities	1,593,210	2,098,989
	$415,618	$499,065

Note Payable, Accurate Acquisition - Note issued in connection with the purchase of Accurate, payable in monthly installments of $9,255 through December 2009 and $11,111 from January 2010 through maturity date of December 10, 2012. In September 2008, the installment payments due in September 2008 through April 2009 were reduced to $6,800, with the remaining $2,455 due for such months being payable during the eight months following the scheduled maturity on December 10, 2012. Payments on the note commenced in January 2007.  Interest has been imputed at the rate of 7% per annum.

Term Loan from Manufacturers and Traders Trust Company (“M&T”) - The M&T term loan was payable in quarterly principal installments of $130,000 through March 1, 2008. In June 2008, the maturity date of the M&T term loan was extended to December 31, 2008. Principal payments of $55,714 were due on the first day of each month and one final payment on the maturity date. Interest at the rate of LIBOR plus 2.75% was payable monthly.  The M&T term loan was paid in full in December 2008.

Capitalized Lease - Capitalized lease payable for computer equipment, payable in monthly installments of $2,241 per month, including interest at 9.1% per annum. The term of the capitalized lease is through June 30, 2011. The capitalized lease is collateralized by computer equipment with a carrying cost and accumulated depreciation approximating $90,000 and $42,000, respectively, at December 31, 2008.

Notes Payable - The notes payable bear interest at 12.625% per annum, payable semi-annually. The notes were subordinate to the revolving credit facility included in discontinued operations, and were secured by a security interest in the assets of our premium finance subsidiary and a pledge of our subsidiary's stock. Effective February 1, 2008, upon the sale of the premium finance portfolio, the notes were no longer subordinated to the revolving credit facility and there is no longer a security interest in the assets of our premium financing subsidiary; however, the notes were subordinated to the above term loan from M&T. In December 2008, such term loan was paid in full.

In August 2008, the maturity date of our $1,500,000 notes payable was extended from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of CMIC to a stock property and casualty insurance company and the issuance to us of a controlling interest in CMIC (see Note 3) (subject to acceleration under certain circumstances). In exchange for this extension, the holders will receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduces the debt below $1,500,000, the incentive payment for all subsequent months will be reduced in proportion to any such reduction to the debt. The aggregate incentive payment is due upon full repayment of the debt. As of December 31, 2008, $30,000 of such incentive payments were included in accrued expenses.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Jack Seibald, one of our directors and a principal stockholder, indirectly holds approximately $288,000 of the principal amount of the notes payable.  In addition, a limited liability company of which Barry Goldstein, our Chief Executive Officer, is a minority member holds $115,000 of the principal amount of the notes payable.

Long-term debt matures as follows:

Years ended December 31,
2009	$1,593,210
2010	134,031
2011	129,041
2012	126,471
2013	26,075
$2,008,828

8. Related Party Transactions

Professional fees – A law firm affiliated with one of our former directors was paid legal fees of $91,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively.

Guaranty – Under our revolving line of credit entered into in July 2006, our Chairman and CEO was obligated on an unlimited wind-down guaranty as long as the loan was in effect. Upon the sale of the premium finance portfolio on February 1, 2008, the wind-down guaranty was terminated.

Note receivable – Included in other current assets as of December 31, 2008 and 2007 was a note receivable of $39,000 (non-interest bearing) and $161,000 (interest bearing), respectively, from a franchisee who is affiliated with one of our former directors. Interest income from the interest bearing note was approximately $5,000 for the year ended December 31, 2007. In February 2008, the interest bearing note was paid in full.

9. Income Taxes

We file a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The (benefit) provision for income taxes from continuing operations is comprised of the following:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Years ended December 31,	2008	2007

Current:
Federal	$-	$(306,000)
State	95,775	(79,232)
	95,775	(385,232)

Deferred:
Federal	(390,000)	(27,000)
State	(97,000)	(7,000)
	(487,000)	(34,000)

	$(391,225)	$(419,232)

A reconciliation of the federal statutory rate to our effective tax rate from continuing operations is as follows:

Years ended December 31,	2008		2007

Computed expected tax expense	(34.00	) %	(34.00	) %
State taxes, net of Federal benefit	(5.48)		(5.79)
Tax benefit from current year loss of discontinued operations	(56.78)		-
Permanent differences	29.60		(7.61)
Total tax (benefit)	(66.66	) %	(47.40	) %

At December 31, 2008, we had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,589,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”), as a result of a greater than 50% ownership change of DCAP Group, Inc. in 1999. The net operating loss of $1,136,000 from 2007 was carried back to 2005, resulting in a refund of $368,000. Our taxable loss for the year ended December 31, 2008 was approximately $1,879,000. This loss will be available for future years, expiring through December 31, 2028.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities from continuing operations consist of the following:

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

December 31,	2008	2007

Deferred tax assets:
Net operating loss carryovers subject to Annual Limitation	$544,000	$544,000
Other net operating loss carryovers	846,000	452,000
Provision for doubtful accounts	16,000	20,000
Depreciation	21,000	-
Stock compensation expense	67,000	39,000
Gross deferred tax assets	1,494,000	1,055,000

Deferred tax liabilities:
Interest on note	1,144,000	838,000
Depreciation	-	8,000
Prepaid expenses	41,000	16,000
Gross deferred tax liabilities	1,185,000	862,000

Net deferred tax assets before valuation allowance	309,000	193,000
Less valuation allowance due to Annual Limitation of net operating loss carryover	(493,000)	(496,000)
Net deferred tax liability	$(184,000)	$(303,000)

10. Commitments

Leases - We, and each of our affiliates, lease office space under noncancellable operating leases expiring at various dates through December 31, 2015. Many of the leases are renewable and include additional rent for real estate taxes and other operating expenses. The minimum future rentals under these lease commitments for leased facilities and office equipment are as follows:

Years ended December 31,
2009	$383,376
2010	221,539
2011	136,734
2012	36,493
2013	37,200
Thereafter	74,400
$889,742

Rental expense from continuing operations approximated $78,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively.

The APA for the sale of our 16 New York State locations contemplates the assignment of the real estate leases for such locations to the buyer.

Employment agreement - Our President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2009. The Employment Agreement will automatically renew for a one-year term if Mr. Goldstein is in our employ on June 30, 2009.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on our net income.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote certain time to Commercial Mutual Insurance Company (“CMIC”) to fulfill his duties and responsibilities as its Chairman of the Board and Chief Investment Officer. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by CMIC to Mr. Goldstein pursuant to his CMIC employment contract, which is currently $150,000 per year. CMIC is a New York property and casualty insurer.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Litigation - From time to time, we are involved in various lawsuits and claims incidental to our business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect our financial position.

Tax audits - Our state income tax returns for the years ended December 31, 2005, 2006 and 2007 are currently under audit by New York State. The final results of this audit cannot be estimated by management. It is anticipated that the audit will be concluded in 2009. The audit of our federal income tax return for the year ended December 31, 2005 was completed in 2008. The audit resulted in no changes to our tax return as filed.

11. Mandatorily Redeemable Preferred Stock

On May 8, 2003, we issued 904 shares of Series A Preferred Stock in connection with the acquisition of substantially all of the assets of AIA.  The Series A Preferred Stock had a liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock at the rate of 5% per annum were cumulative and were payable in cash. Each share of the Series A Preferred Stock was convertible at the option of the holder at any time into shares of our Common Stock at a conversion rate of $2.50 per share.  Subject to legal availability of funds, the Series A Preferred Stock was mandatorily redeemable by us for cash at its liquidation preference on April 30, 2007, or earlier under certain circumstances (unless previously converted into our Common Stock).

On January 15, 2005, the preferred stockholder converted 124 shares of Series A Preferred Stock into 49,600 shares of our Common Stock.

Effective March 23, 2007, the holder of the Series A Preferred Stock exchanged such shares for an equal number of shares of Series B Preferred Stock, the terms of which were substantially identical to the shares of Series A Preferred Stock, except the outside date for mandatory redemption was April 30, 2008.

Effective April 16, 2008, the holder of the Series B Preferred Stock exchanged such shares for an equal number of shares of Series C Preferred Stock, the terms of which were substantially identical to those of the shares of Series B Preferred Stock, except that the outside date for mandatory redemption was April 30, 2009 and the Series C Preferred Stock provided for dividends at the rate of 10% per annum.

Effective August 23, 2008, the holder of the Series C Preferred Stock exchanged such shares for an equal number of shares of Series D Preferred Stock, the terms of which are substantially identical to those of the shares of Series C Preferred Stock, except that the outside date for mandatory redemption is July 31, 2009. The current aggregate redemption amount for the Series D Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the various series of Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

12. Stockholders' Equity

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

Other Equity Compensation – Other equity compensation for the periods indicated is as follows:

Years ended December 31,	2008		2007
Class	Number of shares granted	Valuation	Number of shares granted	Valuation

Directors	38,324	$40,500	-	$-
Consultants	-	-	3,000	8,820
	38,324	$40,500	3,000	$8,820

Treasury Stock - In June 2007, a shareholder tendered 4,500 shares of Common Stock to us to settle an obligation due us of approximately $7,200. In August 2008, three shareholders tendered an aggregate of 34,602 shares of Common Stock to us to settle obligations due us of approximately $35,000. The tendered shares were recorded as an increase in treasury stock, valued at the balance of the obligation.

Warrants - On July 10, 2003, in connection with the issuance of debt, we issued warrants to purchase 105,000 shares of our Common Stock at an exercise price of $6.25 per share (the "Warrants"). The Warrants were valued at $147,000 and were being amortized as additional interest expense over the term of the associated debt. The Warrants were scheduled to expire on January 10, 2006. Effective May 25, 2005, the holders of $1,500,000 outstanding principal amount of the debt agreed to extend the maturity date of the debt from January 10, 2006 to September 30, 2007. This extension was given to satisfy a requirement of our premium finance lender that arose in connection with the increase in our revolving line of credit to $25,000,000 and the extension of the line to June 30, 2007. In consideration for the extension of the due date of the debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock from January 10, 2006 to September 30, 2007. The extension of the Warrants was valued at approximately $148,000 and was being amortized as additional interest expense over the extension period.  In March 2007 and September 2007, holders of approximately $1,385,000 and $115,000, respectively, of the principal amount of the debt agreed to extend the maturity date from September 30, 2007 to September 30, 2008.  In consideration for the extension of the due date of the debt, we extended the expiration date of Warrants held by the debt holders for the purchase of 97,500 shares of our Common Stock, with a fair value of $195,000, from September 30, 2007 to September 30, 2008.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Stock Options - In November 1998, we adopted the 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 shares of our Common Stock were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Plan to 750,000. Incentive stock options granted under the 1998 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options granted under the 1998 Plan. The 1998 Plan terminated in November 2008.

In December 2005, our shareholders ratified the adoption of the 2005 Equity Participation Plan (the “2005 Plan” and together with the 1998 Plan, the “Plans”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under the 2005 Plan, a maximum of 300,000 shares of Common Stock may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

Our results of continuing operations for the years ended December 31, 2008 and 2007 include share-based compensation expense totaling approximately $72,000 and $97,000, respectively.  Such compensation amounts have been included in the Consolidated Statement of Income within general and administrative expenses.

No stock options were granted during the year ended December 31, 2008. The weighted average estimated fair value of stock options granted during the year ended December 31, 2007 was $1.22 per share.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, we took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the year ended December 31, 2007:

Dividend Yield	0.00%
Volatility	60.79%
Risk-Free Interest Rate	5.00%
Expected Life	5 years

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

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

A summary of option activity under the Plans as of December 31, 2008, and changes during the year then ended is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	268,624	$2.55	-	-

Forfeited	(91,224)	$2.84	-	-

Outstanding at December 31, 2008	177,400	$2.40	3.35	$-

Vested and Exercisable at December 31, 2008	112,921	$2.60	3.11	$-

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our Common Stock for the shares that had exercise prices that were lower than the $0.48 closing price of our Common Stock on December 31, 2008. The total intrinsic value of options exercised in the years ended December 31, 2008 and 2007 was $-0- and $96,750, respectively, determined as of the date of exercise. We received cash proceeds from options exercised in the years ended December 31, 2008 and 2007 of approximately $-0- and $112,000, respectively.

A summary of the status of our non-vested options as of December 31, 2008 and the changes during the year ended December 31, 2008, is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	142,756	$1.21
Vested	(44,854)	1.16
Forfeited	(33,423)	1.41
Nonvested at December 31, 2008	64,479	$1.10

As of December 31, 2008 and 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $71,000 and $141,000, respectively. Unamortized compensation cost as of December 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. For the year ended December 31, 2007, the weighted average fair value of options exercised was $1.10.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

The total fair value of shares vested during the year ended December 31, 2008 and 2007 was approximately $52,000 and $77,000, respectively.

Common shares reserved - As of December 31, 2008, there were 327,400 shares reserved under the Plans.

13. Discontinued Operations

Premium Financing

On February 1, 2008, our wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). The purchase price for the acquired net loan portfolio was approximately $11,845,000, of which approximately $268,000 was paid to Payments, and the remainder of the purchase price was satisfied by the assumption of liabilities, including the satisfaction of our premium finance revolving credit line obligation to M&T. Simultaneously with the closing, our revolving line of credit with M&T was terminated.

As additional consideration, Payments will be entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it is collected. For the year ended December 31, 2008, Payments received approximately $255,000 based on the net earnings generated from collections of the acquired loan portfolio. Under the terms of the sale, PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the years ended December 31, 2008 and 2007 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2008 and 2007. Continuing operations of our premium financing operations will only consist of placement fee revenue and any related expenses.

Retail Business

In December 2008, due to declining revenues and profits we decided to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for closing seven of our least profitable locations during the month of December 2008, and to enter into negotiations to sell the remaining 19 locations in our Retail Business.

On March 30, 2009, an asset purchase agreement (the “APA”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of our 16 remaining Retail Business locations that we own in New York State (the “Assets”). The closing of the sale of the Assets is subject to a number of conditions.  As a result of the restructuring in December 2008, and the APA on March 30, 2009, the operating results of the Retail Business operations for the years ended December 31, 2008 and 2007 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2008 and 2007.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

In March 2009, we commenced negotiations to sell the remaining three Retail Business locations, which are located in Pennsylvania.

Summarized Financial Information of Discontinued Operations

Summarized financial information of discontinued operations for the years ended December 31, 2008 and 2007 follows (in thousands):

Years Ended December 31,			2008			2007

	Retail	Premium		Retail	Premium
	Business	Finance	Total	Business	Finance	Total

Commissions and fee revenue	$4,042	$-	$4,042	$5,096	$-	$5,096
Premium finance revenue	-	225	225	-	3,167	3,167
Total revenue	4,042	225	4,267	5,096	3,167	8,263

Operating Expenses:
General and administrative expenses	3,895	182	4,077	4,479	1,432	5,911
Provision for finance receivable losses	-	89	89	-	472	472
Depreciation and amortization	212	47	259	204	100	304
Interest expense	41	45	86	44	646	690
Impairment of intangibles	394	-	394	95	-	95
Total operating expenses	4,542	363	4,905	4,822	2,650	7,472

(Loss) income from operations	(500)	(138)	(638)	274	517	791
(Loss) gain on sale of business	-	(102)	(102)	66	-	66
(Loss) income before (benefit) provision
for income taxes	(500)	(240)	(740)	340	517	857
(Benefit from) provision for
income taxes	(28)	69	41	193	246	439

(Loss) income from discontinued
operations, net of income taxes	$(472)	$(309)	$(781)	$147	$271	$418

DCAP GROUP, INC. AND
SUBSIDIARIES
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

The components of assets and liabilities of discontinued operations as of December 31, 2008 and 2007 are as follows (in thousands):

December 31,			2008			2007
	Retail	Premium		Retail	Premium
	Business	Finance	Total	Business	Finance	Total

Accounts receivable	$404	$-	$404	$587	$-	$587
Finance contracts receivable, net	-	-	-	-	12,499	12,499
Due from purchaser of premium
finance portfolio	-	18	18	-	-	-
Other current assets	32	-	32	5	32	37
Deferred income taxes	-	-	-	-	69	69
Property and equipment, net	145	-	145	309	3	312
Goodwill	2,208	-	2,208	2,601	-	2,601
Other intangibles, net	75	-	75	151	-	151
Other assets	31	-	31	48	48	96
Total assets	$2,895	$18	$2,913	$3,701	$12,651	$16,352

Revolving credit line	$-	$-	$-	$-	$9,488	$9,488
Accounts payable and accrued expenses	137	-	137	60	140	200
Premiums payable	-	-	-	-	2,889	2,889
Deferred income taxes	77	-	77	105	-	105
Total liabilities	$214	$-	$214	$165	$12,517	$12,682

Summary of Significant Accounting Policies of Discontinued Operations

Finance income, fees and receivables - For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% and 26.4% per annum for the years ended December 31, 2008 and 2007, respectively.

Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Allowance for finance receivable losses - Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms. Premium financing involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. No credit checks were made prior to the decision to extend credit to a customer. Losses on finance receivables included an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. After collection attempts were exhausted, the remaining account balance, including unrealized interest, was written off. We reviewed historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. For the years ended December 31, 2008 and 2007, the provision for finance receivable losses was approximately $89,000 and $472,000, respectively, and actual principal write-offs for such periods, net of actual and anticipated recoveries of previous write-offs, were approximately $50,000 and $522,000, respectively.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Deferred loan costs - Deferred loan costs were amortized on a straight-line basis over the related term of the loan.

Concentration of credit risk –All finance contracts receivable were repayable in less than one year. In the event of a default by the borrower, we were entitled to cancel the underlying insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier. We structure the repayment terms in an attempt to minimize principal losses on finance contract receivables.

Finance contract receivables - A summary of the changes of the allowance for finance receivable losses is as follows:

December 31,	2008	2007

Balance, beginning of year	$173,612	$205,269
Provision for finance receivable losses	85,672	472,266
Charge-offs	(52,920)	(503,923)
Sale of portfolio	(206,364)	-
Balance, end of year	$-	$173,612

Finance receivables were collateralized by the unearned premiums of the related insurance policies.

Revolving credit facility - On July 28, 2006, we and our premium finance subsidiary, Payments, Inc., entered into a revolving line of credit (the “Revolver”) with M&T, which provided for a credit line to $20,000,000. The Revolver bore interest, at our option, at either M&T’s prime lending rate or LIBOR plus 2.25%, and was scheduled to mature on June 30, 2008. The Revolver was paid in full and terminated on February 1, 2008 upon the closing of the sale of our premium finance loan portfolio.

The line of credit also allowed for a $2,500,000 term loan (of the $20,000,000 credit line availability) to be used to provide liquidity for ongoing working capital purposes (the “Term Loan”).  Any draws against the term line bore interest at LIBOR plus 2.75%.  In July 2006, we made our first draw against the term line of $1,300,000.  The draw was repayable in quarterly principal installments of $130,000 each, commencing September 1, 2006.  The remaining principal balance of the Term Loan was payable on June 30, 2008. In June 2008, the maturity date of the Term Loan was extended to December 31, 2008. Principal payments of $55,174 were due on the first day of each month and one final payment on the maturity date. Interest was payable monthly.  The Term Loan was paid in full in December 2008.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

The Revolver provided for our CEO’s obligation on an unlimited wind-down guaranty and his personal guaranty as to misrepresentations that relate to dishonest or fraudulent acts committed by him or known but not timely reported by him. The Revolver was secured by substantially all of the assets of our premium finance subsidiary, Payments, Inc., and was guaranteed by DCAP Group, Inc. and its subsidiaries.

Commission and fee income – In our discontinued operations, we recognize commission revenue from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies are reflected at the time of cancellation. Fees for income tax preparation are recognized when the services are completed. Automobile club dues are recognized equally over the contract period.

Property and equipment - In our discontinued operations, property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease.

Goodwill and intangible assets - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. We conduct our annual impairment test for goodwill at the beginning of the first quarter. If the fair value of the reporting unit to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to impairment expense. The fair value of the reporting unit is a multiple of annual revenue, which is the accepted industry standard for valuing storefront insurance agencies. We performed the required impairment test for fiscal years 2008 and 2007 and found the carrying value of goodwill at December 31, 2008 to be approximately $394,000 in excess of the fair value of the reporting unit. Accordingly, our results of discontinued operations for the year ended December 31, 2008 includes an impairment charge to goodwill of $394,000. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other intangibles - SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. In our discontinued operations, definite-lived intangible assets, which include customer and phone lists, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 3 to 15 years. If the value of the intangible asset is determined to be impaired, the asset is written down to the current fair value.

Other intangible assets in our discontinued operations consist of the following:

December 31,	2008	2007

Customer lists	$554,425	$554,425
Accumulated amortization	479,425	403,515

Balance, end of year	$75,000	$150,910

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

The aggregate amortization expense for the years ended December 31, 2008 and 2007 was approximately $75,000 and $103,000, respectively. As of December 31, 2007, we no longer utilized the vanity telephone numbers included in intangible assets. The balance of $94,914 was written off and is included in impairment of intangible assets in our discontinued operations for the year ended December 31, 2007.

Estimated amortization expense for the five years subsequent to December 31, 2008 is as follows:

Years Ending December 31,

2009	75,000

The remaining weighted-average amortization period as of December 31, 2008 is 1.0 year.

Advertising costs - Advertising costs are charged to discontinued operations when the advertising first takes place. Included in general and administrative expenses of discontinued operations are advertising costs approximating $144,000 and $333,000 for the years ended December 31, 2008 and 2007, respectively.

Income taxes - Deferred tax assets and liabilities of discontinued operations are determined based upon the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Major insurance carriers - For the year ended December 31, 2008, revenue from major insurance carriers in excess of 10% of net revenues from our discontinued Retail Business consisted of the following:

Carrier	% of Total Revenue

A	33%
B	17%

For the year ended December 31, 2007, revenue from major insurance carriers in excess of 10% of net revenues from our discontinued Retail Business consisted of the following:

Carrier	% of Total Revenue

A	40%
B	14%

14. Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying values of cash, accounts receivables, finance contract receivables and payables and certain other short-term financial instruments approximate their fair value.

DCAP GROUP, INC. AND
SUBSIDIARIES

Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Long-Term Debt: The fair value of our long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on our assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2008 and 2007 approximates fair value.

15. Retirement Plan

Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to a maximum of $15,000 per year. For the years ended December 31, 2008 and 2007, we matched 25% of the employees’ contribution up to 6%. Effective January 1, 2009, we no longer match employees’ contributions. Contributions for the years ended December 31, 2008 and 2007 approximated $18,000 and $25,000, respectively.

16. Supplementary Information - Statement of Cash Flows

Cash paid during the years for:

Years Ended December 31,	2008	2007

Interest	$375,883	$463,305

Income Taxes	$23,350	$3,033

17.        Subsequent Event

On March 30, 2009, an asset purchase agreement (the “APA”) was fully executed pursuant to which our wholly-owned subsidiaries, Barry Scott Agency, Inc. and DCAP Accurate, Inc. (collectively “Seller”), agreed to sell substantially all of their assets, including the book of business of the 16 Retail Business locations that we own in New York State (the “Assets”) to NII BSA LLC (“Buyer”). The closing of the sale of the Assets is subject to a number of conditions.  The purchase price for the Assets is approximately $2,337,000, of which approximately $1,786,000 is to be paid to Seller at closing, and the remainder of the purchase price is to be satisfied by the delivery of promissory notes in the aggregate amount of $551,000. As additional consideration, Seller will be entitled to receive through September 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that were closed in 2008.

As a result of our December 2008 plan of restructuring to close or sell our Retail Business locations, and the APA on March 30, 2009, our Retail Business has been presented as discontinued operations.

See Note 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.
Dated: April 13, 2009	By: /s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	April 13, 2009
/s/ Victor Brodsky Victor Brodsky	Chief Accounting Officer (Principal Financial and Accounting Officer) and Secretary	April 13, 2009
/s/ Michael R. Feinsod Michael R. Feinsod	Directors	April 13, 2009
/s/ Jay M. Haft Jay M. Haft	Director	April 13, 2009
/s/ David A. Lyons David A. Lyons	Director	April 13, 2009
/s/ Jack D. Seibald Jack D. Seibald	Director	April 13, 2009