Form 10-Q
period 2009-03-31
DCAP GROUP INC
filed 2009-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2009, there were 2,972,746 shares of the registrant’s common stock outstanding.

DCAP GROUP, INC.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

DCAP GROUP, INC. AND
SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$154,882	$142,949
Accounts receivable, net of allowance for doubtful accounts	72,653	67,265
Prepaid expenses and other current assets	34,751	28,778
Assets from discontinued operations	2,964,630	3,178,219
Total current assets	3,226,916	3,417,211
Property and equipment, net	78,181	82,617
Notes receivable	5,966,172	5,935,704
Deposits and other assets	1,100	1,100
Total assets	$9,272,369	$9,436,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$889,283	$812,541
Current portion of long-term debt	1,441,952	1,593,210
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	259,008	223,493
Mandatorily redeemable preferred stock	-	780,000
Total current liabilities	2,744,443	3,563,444

Long-term debt	549,078	415,618
Deferred income taxes	106,000	200,000
Mandatorily redeemable preferred stock	780,000	-

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,788,771 shares	37,888	37,888
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,969,304	11,962,512
Deficit	(5,693,962)	(5,522,448)
	6,313,230	6,477,952
Treasury stock, at cost, 816,025 shares	(1,220,382)	(1,220,382)
Total stockholders' equity	5,092,848	5,257,570
Total liabilities and stockholders' equity	$9,272,369	$9,436,632

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31,	2009	2008

Fee revenue	$112,037	$99,184

Operating expenses:
General and administrative expenses	281,913	321,039
Depreciation and amortization	4,436	5,155
Total operating expenses	286,349	326,194

Operating loss	(174,312)	(227,010)

Other (expense) income:
Interest income	-	1,598
Interest income - notes receivable	30,469	307,111
Interest expense	(80,267)	(71,769)
Interest expense - mandatorily redeemable preferred stock	(19,500)	(9,750)
Total other (expense) income	(69,298)	227,190

(Loss) income from continuing operations before benefit from income taxes	(243,610)	180
Benefit from income taxes	(87,775)	(187,901)
(Loss) income from continuing operations	(155,835)	188,081
Loss from discontinued operations, net of income taxes	(15,679)	(417,739)
Net loss	$(171,514)	$(229,658)

Basic and Diluted Net (Loss) Income Per Common Share:

(Loss) income from continuing operations	$(0.05)	$0.06
Loss from discontinued operations	$(0.01)	$(0.14)
Loss per common share	$(0.06)	$(0.08)

Number of weighted average shares used in computation
of basic and diluted loss per common share	2,972,746	2,969,024

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,	2009	2008

Cash Flows from Operating Activities:
Net loss	$(171,514)	$(229,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,436	5,155
Accretion of discount on notes receivable	-	(246,955)
Amortization of warrants	-	5,910
Stock-based payments	6,792	37,499
Deferred income taxes	(94,000)	(257,000)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(5,388)	(43,297)
Prepaid expenses and other current assets	(5,973)	(23,079)
Deposits and other assets	-	7,554
Increase in liabilities:
Accounts payable, accrued expenses and taxes payable	76,742	25,357
Net cash used in operating activities of continuing operations	(188,905)	(718,514)
Operating activities of discontinued operations	249,849	(390,022)
Net Cash Provided by (Used in) Operating Activities	60,944	(1,108,536)

Cash Flows from Investing Activities:
Increase in notes and other receivables - net	(30,468)	(60,156)
Net cash used in investing activities of continuing operations	(30,468)	(60,156)
Investing activities of discontinued operations	(745)	1,166,718
Net Cash (Used in) Provided by Investing Activities	(31,213)	1,106,562

Cash Flows from Financing Activities:
Principal payments on long-term debt	(17,798)	(153,532)
Net cash used in financing activities of continuing operations	(17,798)	(153,532)
Financing activities of discontinued operations	-	(562,177)
Net Cash Used in Financing Activities	(17,798)	(715,709)

Net Increase (Decrease) in Cash and Cash Equivalents	11,933	(717,683)
Cash and Cash Equivalents, beginning of period	142,949	1,030,822
Cash and Cash Equivalents, end of period	$154,882	$313,139

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Liabilties assumed by purchaser of premium finance portfolio	$-	$11,229,060
Reserve held by purchaser of premium finance portfolio	$-	$261,363

See notes to condensed consolidated financial statements.

DCAP GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1. Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2009, Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared by us without audit.  In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet at December 31, 2008 was derived from the audited financial statements as of that date.

The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Organization and Nature of Business

Until December 2008, the continuing operations of DCAP Group, Inc. and Subsidiaries (referred to herein as "we" or "us") primarily consisted of the ownership and operation of a network of retail offices engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance.

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in our Retail Business. On March 30, 2009, an asset purchase agreement (the “APA”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of our 16 remaining Retail Business locations (the “Assets”) that we owned in New York State (see Notes 9 and 10). The closing of the sale of the Assets was completed on April 17, 2009. As a result of the restructuring in December 2008, the APA on March 30, 2009 and the closing of the sale of the Assets on April 17, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

Until May 2009, we operated a DCAP franchise business.  On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Notes 9 and 10).  The sale was effective as of May 1, 2009. As a result of the sale, our franchise business has been reclassified as discontinued operations and prior periods have been restated.

Until February 2008, we provided premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio (see Note 9). As a result of the sale, our premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by us in the states of New York and Pennsylvania. In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.  Our continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.

Our Retail Business also provided automobile club services and certain of our franchisees provided tax preparation services.

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

3. Notes Receivable

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC is a New York property and casualty insurer. The Surplus Notes acquired by us are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes may only be made out of the surplus of CMIC and require the approval of the New York State Department of Insurance.  We did not receive any interest payments during the three months ended March 31, 2009 and 2008. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the three months ended March 31, 2009 and 2008 are included in our consolidated statement of operations as “Interest income-notes receivable.”

Possible Future Conversion of Notes Receivable

In March 2007, CMIC’s Board of Directors adopted a resolution to convert CMIC from an advance premium cooperative insurance company to a stock property and casualty insurance company.

The conversion by CMIC to a stock property and casualty insurance company is subject to a number of conditions, including the approval by the Superintendent of Insurance of the State of New York (the “Superintendent”) of the plan of conversion, which was filed with the Superintendent on April 25, 2008. The Superintendent approved the plan of conversion on April 15, 2009. Prior to the plan of conversion’s implementation, the plan must be approved by two-thirds of all votes cast by eligible CMIC policyholders at a special meeting of policyholders scheduled to be held on June 8, 2009.  As part of the approval process, the Superintendent had an appraisal performed with respect to the fair market value of CMIC as of December 31, 2006.  In addition, the Insurance Department conducted a five year examination of CMIC as of December 31, 2006 and held a public hearing in October 2008 to consider the conversion plan. We, as a holder of the CMIC Surplus Notes, at our option, would be able to exchange the Surplus Notes for an equitable share of the securities or other consideration, or both, of the corporation into which CMIC would be converted.  Based upon the amount payable on the Surplus Notes and the statutory surplus of CMIC, the plan of conversion provides that, in the event of a conversion by CMIC into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the Surplus Notes, we would receive 100% of the stock of CMIC. Upon the effectiveness of the conversion, CMIC’s name will change to “Kingstone Insurance Company.”  We obtained stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the terms of the conversion.

Our Chairman is also Chairman of the Board and Chief Investment Officer of CMIC. One of our other directors and our Chief Accounting Officer are also directors of CMIC.

4. Employee Stock Compensation

In November 1998, we adopted the 1998 Stock Option Plan (the “1998 Plan”), which provided for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 shares of our Common Stock were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, we increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Plan to 750,000. Incentive stock options granted under the 1998 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). Our Board of Directors or the Stock Option Committee determined the expiration date with respect to non-statutory options granted under the 1998 Plan. The 1998 Plan terminated in November 2008.

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

Our results of continuing operations for the three months ended March 31, 2009 and 2008 include share-based compensation expense totaling approximately $7,000 and $24,000, respectively.  Such compensation amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2009 and 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the three months ended March 31, 2009 and 2008.

A summary of option activity under the Plans as of March 31, 2009, and changes during the three months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	177,400	$2.40	-	-

Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(400)	$7.39	-	-

Outstanding at March 31, 2009	177,000	$2.39	3.11	$-

Vested and Exercisable at March 31, 2009	121,740	$2.54	2.92	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our Common Stock for the shares that had exercise prices that were lower than the $0.36 closing price of our Common Stock on March 31, 2009. No options were exercised in the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $23,000. Unamortized compensation cost as of March 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

5. Net (Loss) Income Per Common Share

Basic net earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented. During the three months ended March 31, 2009, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 489,000 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period. During the three months ended March 31, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 670,074 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

6. Long-Term Debt

Long-term debt and capital lease obligations consist of:

	March 31, 2009			December 31, 2008
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$52,699	$22,852	$29,847	$58,133	$22,338	$35,795
Note payable,
Accurate acquisition	438,331	438,331	-	450,695	70,872	379,823
Notes payable	1,500,000	980,769	519,231	1,500,000	1,500,000	-
	$1,991,030	$1,441,952	$549,078	$2,008,828	$1,593,210	$415,618

Note Payable, Accurate Acquisition

On April 17, 2009, we paid the balance of the note payable incurred in connection with the Accurate acquisition.

Notes Payable

As of March 31, 2009 and December 31, 2008, the outstanding principal balance of Notes Payable was $1,500,000. On May 12, 2009, three of the holders of the Notes Payable exchanged an aggregate of $519,231 of note principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see Note 7). Concurrently, we paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. Jack Seibald, one of our directors and a principal stockholder, indirectly holds approximately $288,000 of the principal amount of the exchanged notes.  In addition, a limited liability company of which Barry Goldstein, our Chief Executive Officer, is a minority member holds $115,000 of the principal amount of the exchanged notes.

On May 12, 2009, we prepaid $686,539 in principal of the Notes Payable (or 70% of the balance of the Notes Payable to the remaining five holders), together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment. After giving effect to the above transactions on May 12, 2009, the remaining outstanding principal balance of Notes Payable was $294,230.

7. Exchange of Preferred Stock

Effective April 16, 2008, AIA Acquisition Corp. (“AIA”), the holder of our Series B Preferred Stock exchanged such shares for an equal number of shares of Series C Preferred Stock, the terms of which were substantially identical to those of the shares of Series B Preferred Stock, except that the outside date for mandatory redemption was April 30, 2009 and the Series C Preferred Stock provided for dividends at the rate of 10% per annum.

Effective August 23, 2008, AIA exchanged the Series C Preferred Stock for an equal number of shares of Series D Preferred Stock, the terms of which were substantially identical to those of the shares of Series C Preferred Stock, except that the outside date for mandatory redemption was July 31, 2009.

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into our Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) our obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) our obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge). The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of the family of Barry B. Goldstein, our Chief Executive Officer, are principal stockholders of AIA.

On May 12, 2009, three holders of our Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 6).

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the various series of Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

8. Employment Agreement

Our President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2009. The Employment Agreement will automatically renew for a one-year term if Mr. Goldstein is in our employ on June 30, 2009.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on our net income.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote certain time to CMIC to fulfill his duties and responsibilities as its Chairman of the Board and Chief Investment Officer. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by CMIC to Mr. Goldstein pursuant to his CMIC employment contract, which is currently $150,000 per year. CMIC is a New York property and casualty insurer.

9. Discontinued Operations

Premium Financing

On February 1, 2008, our wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). Under the terms of the sale, Payments was entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it was collected. For the three months ended March 31, 2009 and 2008, Payments received approximately $18,000 and $33,000 based on the net earnings generated from collections of the acquired loan portfolio. Under the terms of the sale, PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the three months ended March 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2009 and December 31, 2008. Continuing operations of our premium financing operations only consists of placement fee revenue and any related expenses.

Summarized financial information of the premium financing business as discontinued operations for the three months ended March 31, 2009 and 2008 follows (unaudited):

Three Months ended March 31,	2009	2008

Premium finance revenue	$-	$225,322

Operating Expenses:
General and administrative expenses	-	179,028
Provision for finance receivable losses	-	89,316
Depreciation and amortization	-	46,556
Interest expense	-	45,181
Total operating expenses	-	360,081

Loss from operations	-	(134,759)
Loss on sale of premim financing portfolio	-	83,623
Loss before provision for income taxes	-	(218,382)
Provision for income taxes	-	-

Loss from discontinued operations,
net of income taxes	$-	$(218,382)

The components of assets and liabilities of the premium financing discontinued operations as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Due from purchaser of premium finance portfolio	$-	$18,291
Total assets	$-	$18,291

Total liabilities	$-	$-

Retail Business

In December 2008, due to declining revenues and profits we decided to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in our Retail Business.

On March 30, 2009, an asset purchase agreement (the “APA”) was fully executed pursuant to which our wholly-owned subsidiaries, Barry Scott Agency Inc., and DCAP Accurate, Inc., agreed to sell substantially all of their assets, including the book of business of our 16 remaining Retail Business locations that we owned in New York State (the “Assets”) to NII BSA LLC.  The closing of the sale of the Assets was completed on April 17, 2009.  As part of the purchase price, we shall be entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that we closed in 2008. As a result of the restructuring in December 2008, the APA on March 30, 2009 and the sale of the Assets on April 17, 2009, the operating results of the Retail Business operations for the three months ended March 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2009 and December 31, 2008.

In March 2009, we commenced negotiations to sell the remaining three Retail Business locations, which are located in Pennsylvania.

Summarized financial information of the Retail Business as discontinued operations for the three months ended March 31, 2009 and 2008 follows (unaudited):

Three Months ended March 31,	2009	2008

Commissions and fee revenue	$781,131	$1,084,871

Operating Expenses:
General and administrative expenses	740,631	1,002,262
Depreciation and amortization	44,670	56,368
Interest expense	9,322	10,952
Total operating expenses	794,623	1,069,582

(Loss) income before provision for income taxes	(13,492)	15,289
Provision for income taxes	-	-

(Loss) income from discontinued operations,
net of income taxes	$(13,492)	$15,289

The components of assets and liabilities of the Retail Business discontinued operations as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$356,272	$404,180
Other current assets	33,871	32,325
Property and equipment, net	119,636	144,750
Goodwill	2,207,658	2,207,658
Other intangibles, net	56,855	75,666
Other assets	30,277	30,277
Total assets	$2,804,569	$2,894,856

Accounts payable and accrued expenses	$145,548	$136,685
Deferred income taxes	77,000	77,000
Total liabilities	$222,548	$213,685

Franchise Business

On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business. The sale was effective as of May 1, 2009. As a result of the sale, the operating results of the franchise business operations for the three months ended March 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2009 and December 31, 2008.

Summarized financial information of the franchise business as discontinued operations for the three months ended March 31, 2009 and 2008 follows (unaudited):

Three Months ended March 31,	2009	2008

Commissions and fee revenue	$155,582	$132,636

Operating Expenses:
General and administrative expenses	154,504	337,017
Depreciation and amortization	3,265	10,265
Total operating expenses	157,769	347,282

Loss before provision for income taxes	(2,187)	(214,646)
Provision for income taxes	-	-

Loss from discontinued operations,
net of income taxes	$(2,187)	$(214,646)

The components of assets and liabilities of the franchise business discontinued operations as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$40,249	$134,522
Other current assets	99,201	101,678
Deferred income taxes	16,000	16,000
Property and equipment, net	4,611	7,876
Other assets	-	4,996
Total assets	$160,061	$265,072

Accounts payable and accrued expenses	$36,460	$9,809
Total liabilities	$36,460	$9,809

Summarized Financial Information of Discontinued Operations

Summarized financial information of consolidated discontinued operations for the three months ended March 31, 2009 and 2008 follows (unaudited):

Three Months ended March 31,	2009	2008

Commissions and fee revenue	$936,713	$1,217,507
Premium finance revenue	-	225,322
Total revenue	936,713	1,442,829

Operating Expenses:
General and administrative expenses	895,135	1,518,307
Provision for finance receivable losses	-	89,316
Depreciation and amortization	47,935	113,189
Interest expense	9,322	56,133
Total operating expenses	952,392	1,776,945

Loss from operations	(15,679)	(334,116)
Loss on sale of premim financing portfolio	-	83,623
Loss before provision for income taxes	(15,679)	(417,739)
Provision for income taxes	-	-

Loss from discontinued operations,
net of income taxes	$(15,679)	$(417,739)

The components of assets and liabilities of our consolidated discontinued operations as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$396,521	$538,702
Due from purchaser of premium finance portfolio	-	18,291
Other current assets	133,072	134,003
Deferred income taxes	16,000	16,000
Property and equipment, net	124,247	152,626
Goodwill	2,207,658	2,207,658
Other intangibles, net	56,855	75,666
Other assets	30,277	35,273
Total assets	$2,964,630	$3,178,219

Accounts payable and accrued expenses	$182,008	$146,494
Deferred income taxes	77,000	77,000
Total liabilities	$259,008	$223,494

Summary of Significant Accounting Policies of Discontinued Operations

Finance income, fees and receivables - For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% per annum for the three months ended March 31, 2008. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Commission and fee income – In our discontinued operations, we recognized commission revenue from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies were reflected at the time of cancellation. Fees for income tax preparation were recognized when the services are completed. Automobile club dues were recognized equally over the contract period.

Franchise fee revenue on initial franchisee fees was recognized when substantially all of our contractual requirements under the franchise agreement were completed. Franchisees also paid a monthly franchise fee plus an applicable percentage of advertising expense. We were obligated to provide marketing and training support to each franchisee.

10. Subsequent Events

Sale of Retail Business

On April 17, 2009, our wholly-owned subsidiaries, Barry Scott Agency Inc., and DCAP Accurate, Inc. (collectively, “Seller”), completed the sale of substantially all of their assets,  including the book of business of the 16 Retail Business locations that we owned in New York State (the “Assets”) to NII BSA LLC.

The purchase price for the Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate principal amount of $551,000 (the “Notes”) were also delivered at the closing.  The Notes are payable in installments of $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum. As additional consideration, we will be entitled to receive through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.

As a result of our December 2008 plan of restructuring to close or sell our Retail Business locations, the agreement to sell the Assets, which was fully executed on March 30, 2009, and the sale of the Assets on April 17, 2009, our Retail Business has been presented as discontinued operations.

Sale of Franchise Business

On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The sale was effective as of May 1, 2009.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Note”).  The Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of our principal shareholders (see Note 9).

Notes Payable and Preferred Stock

See Notes 6 and 7 for a discussion of certain exchanges made on May 12, 2009 of certain Notes Payable and our Series D Preferred Stock for a new Series E Preferred Stock and the prepayment of certain other Notes Payable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

Until December 2008, our continuing operations primarily consisted of the ownership and operation of 19 storefronts, including 12 Barry Scott locations in New York State, three Atlantic Insurance locations in Pennsylvania, and four Accurate Agency locations in New York State. In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “Assets”). The closing of the sale of the Assets was completed on April 17, 2009. As a result of the restructuring in December 2008, the Purchase Agreement on March 30, 2009 and the sale of the Assets on April 17, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

Through April 30, 2009, we received fees from 33 franchised locations in connection with their use of the DCAP name. On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The sale was effective as of May 1, 2009. As a result of the sale, our franchise business has been reclassified as discontinued operations and prior periods have been restated.

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

The stores also offered automobile club services for roadside assistance and some of our franchise locations offered income tax preparation services.

The stores from our Retail Business discontinued operations receive commissions from insurance companies for their services.  Neither we nor the stores have served as an insurance company and therefore we have not assumed underwriting risks; however, as discussed below, in March 2007, the Board of Directors of Commercial Mutual Insurance Company (“Commercial Mutual”) adopted a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company.  We hold surplus notes of Commercial Mutual in the aggregate principal amount of $3,750,000.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.

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

Placement fee revenue

For our continuing premium finance operations, we earn placement fees upon the establishment of a premium finance contract.

Franchise fee revenue (discontinued operations)

Franchise fee revenue on initial franchisee fees was recognized when substantially all of our contractual requirements under the franchise agreement were completed.  Franchisees also paid a monthly franchise fee plus a monthly advertising fee.  We were obligated to provide marketing and training support to each franchisee.

Commission revenue (discontinued operations)

We recognized commission revenue from insurance policies at the beginning of the contract period.  Refunds of commissions on the cancellation of insurance policies were reflected at the time of cancellation.

Automobile club dues were recognized equally over the contract period.

Finance income, fees and receivables (discontinued operations)

For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% for the three months ended March 31, 2008.

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

Goodwill (discontinued operations)

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the reporting unit to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to impairment expense. Based on our most recent analysis, we believe that no impairment of goodwill exists at March 31, 2009.

Stock-based compensation

Our stock option and other equity-based compensation plans are accounted for in accordance with the recognition and measurement provisions of  SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for our fiscal year beginning January 1, 2009.  The adoption of SFAS 141R did not have a material effect on our results of operations, financial position or liquidity.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”).  FSP 141R-1 amends the guidance in SFAS 141R and is effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP 141R-1 did not have a material effect on our results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for us on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 for our nonfinancial assets and liabilities did not have a material effect on our results of operations, financial position or liquidity.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material effect on our results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material effect on our results of operations, financial position or liquidity.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The guidance became effective as of the beginning of our fiscal year beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on our results of operations, financial position or liquidity.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The adoption of EITF 07-05 did not have a material effect on our results of operations, financial position or liquidity.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material effect on our results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FSP 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP 157-3 did not have a material effect on our results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which amends SFAS 157 to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided. If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed. A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions. Determination of whether the transaction is orderly is based on the weight of the evidence. The disclosure requirements of SFAS 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

FSP 157-4 defines the disclosures required for major categories by SFAS 157 to be the major security types as defined in FASB Statement No. 115. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category. We will adopt the provisions of FSP 157-4 as of April 1, 2009. Quantification of the estimated effects of the application of the FSP 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, we do not expect a material impact to our results of operations or financial position upon adoption.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations. On March 30, 2009, an asset purchase agreement (the “Purchase Agreement”) was fully executed pursuant to which we agreed to sell substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “Assets”). The closing of the sale of the Assets was completed on April 17, 2009. As a result of the restructuring in December 2008, the Purchase Agreement on March 30, 2009 and the sale of the Assets on April 17, 2009, our Retail Business has been reclassified as discontinued operations and prior periods have been restated.

On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The sale was effective as of May 1, 2009. As a result of the sale, our franchise business has been reclassified as discontinued operations and prior periods have been restated.

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

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2009	2008	$	%
Fee revenue	$112	$99	$13	13%
General and administrative expenses	282	321	(39)	(12	) %
Interest income - notes receivable	30	307	(277)	(90	) %
Interest expense - mandatorily redeemable preferred stock	20	10	10	100%
Loss from continuing operations before taxes	(244)	-	(244)	n/a
Benefit from income taxes	(88)	(188)	100	53%
(Loss) income from continuing operations	(156)	188	(344)	(183	) %

During the three months ended March 31, 2009 (“Q1 2009”), revenues from continuing operations were $112,000, as compared to $99,000 for the three months ended March 31, 2008 (“Q1 2008”).  The 13% increase of $13,000 in commissions and fees was a result of three months of premium finance placement fees earned in 2009, compared to two months in 2008. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in Q1 2009 were $282,000, as compared to $321,000 in Q1 2008. The 12% decrease of $39,000 was primarily attributable to a decrease in executive compensation.

Our interest income from notes receivable in Q1 2009 was $30,000, as compared to $307,000 in Q1 2008. The 90% decrease of $277,000 was primarily due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in 2009 due to a decrease in the prime rate.

Our interest expense on mandatorily redeemable preferred stock in Q1 2009 was $20,000, as compared to $10,000 in Q1 2008. The 100% increase of $10,000 was primarily due the increase in the interest rate from 5% to 10% on April 16, 2008.

Our continuing operations generated a net loss before income taxes of $244,000 in Q1 2009 as compared to break even in Q1 2008.  The change of $244,000 was primarily due to the decrease in interest income from our surplus notes.

Our continuing operations generated a net loss of $156,000 in Q1 2009 as compared to net income of $188,000 in Q1 2008.  The change of $344,000 was primarily due to the decrease in interest income from our surplus notes and a greater benefit from income taxes in Q1 2008.

Discontinued Operations

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2009	2008	$	%

Commissions and fee revenue	$782	$1,084	$(302)	(28	) %

Operating Expenses:
General and administrative expenses	741	1,002	(261)	(26	) %
Depreciation and amortization	45	56	(11)	(20	) %
Interest expense	9	11	(2)	(18	) %
Total operating expenses	795	1,069	(274)	(26	) %

(Loss) income before provision for income taxes	(13)	15	(28)	(187	) %
Provision for income taxes	-	-	-	n/a
(Loss) income from discontinued operations	$(13)	$15	$(28)	(187	) %

Our discontinued Retail Business revenue was $782,000 in Q1 2009, as compared to $1,084,000 in Q1 2008. The 28% revenue decrease of $302,000 was primarily attributable to a reduction in commissions and fees earned due to the sale of fewer insurance policies in 2009 than in 2008.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market, which is offering lower premium rates to our main customer, the non-standard insured.

Our discontinued Retail Business general and administrative expenses in Q1 2009 were $741,000, as compared to $1,002,000 in Q1 2008. The 26% net decrease of $261,000 was primarily attributable to a $180,000 decrease in costs related to the eight stores that were closed in 2008 and decreases in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores.

Our discontinued Retail Business operations, on a stand-alone basis, generated a net loss before income taxes of $13,000 in Q1 2009, as compared to a net profit before income taxes of $15,000 in Q1 2008.  The decrease in profit of $28,000 in 2009 was primarily due to the $302,000 decrease in revenues, offset by a $261,000 decrease in general and administrative expenses.

Franchise Business

The following table summarizes the changes in the results of our franchise business discontinued operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2009	2008	$	%

Commissions and fee revenue	$156	$133	$23	17%

Operating Expenses:
General and administrative expenses	155	337	(182)	(54	) %
Depreciation and amortization	3	10	(7)	(70	) %
Total operating expenses	158	347	(189)	(54	) %

Loss before provision for income taxes	(2)	(214)	212	99%
Provision for income taxes	-	-	-	n/a
Loss from discontinued operations	$(2)	$(214)	$212	99%

Our discontinued franchise business general and administrative expenses in Q1 2009 were $155,000, as compared to $337,000 in Q1 2008. The 54% net decrease of $182,000 was primarily attributable to reductions in advertising campaigns and executive employment costs.

Our discontinued franchise business, on a stand-alone basis, generated a net loss of $2,000 in Q1 2009 as compared to a net loss of $214,000 in Q1 2008.  The decrease in net loss of $212,000 in 2009 was primarily due to the reduction in general and administrative expenses

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2009	2008	$	%
Premium finance revenue	$-	$225	$(225)	(100	) %

Operating Expenses:
General and administrative expenses	-	179	(179)	(100	) %
Provision for finance receivable losses	-	89	(89)	(100	) %
Depreciation and amortization	-	47	(47)	(100	) %
Interest expense	-	45	(45)	(100	) %
Total operating expenses	-	360	(360)	(100	) %

Loss from operations	-	(135)	135	(100	) %
Loss on sale of premium financing portfolio	-	(83)	83	(100	) %
Loss before benefit from
income taxes	-	(218)	218	(100	) %
Provision for income taxes	-	-	-	n/a
Loss from discontinued operations	$-	$(218)	$218	(100	) %

There was no activity in our discontinued premium finance business in Q1 2009. Our premium finance portfolio was sold on February 1, 2008.  Premium finance operations for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Consolidated Results of Operations

The following table summarizes our change in net (loss) income (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2009	2008	$	%
(Loss) income from continuing operations	$(156)	$188	$(344)	(183	) %
Loss from discontinued operations, net of taxes	(16)	(418)	402	96%
Net loss	$(172)	$(230)	$58	25%

Our net loss for Q1 2009 was $172,000 as compared to a net loss of $230,000 for Q1 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $154,882 in cash and cash equivalents and working capital of $482,473. As of December 31, 2008, we had $142,949 in cash and cash equivalents and a working capital deficit of $146,233.

Subsequent Sale of Businesses

On April 17, 2009, our wholly-owned subsidiaries, Barry Scott Agency Inc., and DCAP Accurate, Inc., completed the sale of substantially all of their assets, including the book of business of the 16 Retail Business locations that we owned in New York State (the “Assets”). The purchase price for the Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the principal aggregate amount of $551,000 (the “Notes”) were also delivered at the closing. The Notes are payable in installments of $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum. As additional consideration, we will be entitled to receive through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.

On May 6, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The sale was effective as of May 1, 2009.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Note”).  The Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.

Subsequent Redemption and Exchange of Debt

Accurate Acquisition

On April 17, 2009, we paid the balance of the note payable incurred in connection with our purchase of Accurate.

Notes Payable

In August 2008, the holders of $1,500,000 outstanding principal amount of notes payable (the “Notes Payable”) agreed to extend the maturity date of the debt from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of Commercial Mutual to a stock property and casualty insurance company and the issuance to us of a controlling interest in Commercial Mutual (subject to acceleration under certain circumstances).  In exchange for this extension, the holders are entitled to receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt is outstanding after September 30, 2008 through the maturity date. The agreement provided that, if a prepayment of principal reduced the debt below $1,500,000, the incentive payment for all subsequent months would be reduced in proportion to any such reduction to the debt. The agreement also provided that the aggregate incentive payment was due upon full repayment of the debt.

On May 12, 2009, three of the holders exchanged an aggregate of $519,231 of note principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see discussion below). Concurrently, we paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. In addition, on May 12, 2009, we prepaid $686,539 in principal of the Notes Payable (or 70% of the balance of the Notes Payable to the remaining five holders), together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment. As of May 12, 2009, after giving affect to the above transactions, the remaining outstanding principal balance of Notes Payable was $294,230. The $519,231 principal balance of Notes Payable that was exchanged for Series E Preferred Stock is included in our March 31, 2009 balance sheet under “Long-term debt”. The remaining $980,769 principal balance of the Notes Payable is included in our March 31, 2009 balance sheet under “Current portion of long-term debt.”

Subsequent Exchange of Mandatorily Redeemable Preferred Stock

Effective May 12, 2009, the holder of our Series D Preferred Stock exchanged such shares for an equal number of shares of Series E Preferred Stock.  The mandatorily redeemable balance of $780,000 is included in our March 31, 2009 balance sheet as a non-current liability.

We believe that, based on our present cash resources, including the collection of the  promissory notes discussed above under “Subsequent Sale of Business” in accordance with their terms, we will have sufficient cash on a short-term basis and over the next 12 months to fund our working capital needs.

During Q1 2009, cash and cash equivalents increased by $12,000 primarily due to the following:

•
Net cash provided by operating activities during Q1 2009 was $61,000, which was due to an increase in accounts payable and accrued expenses of $77,000, and cash provided from the operating activities of our discontinued operations of $250,000. The increase in cash was offset by a net loss of $172,000 and non-cash items totaling $83,000. These non-cash items included an increase in deferred tax benefits, offset by depreciation and amortization, and stock-based payments.

•	Net cash used in investing activities during Q1 2009 was $31,000 primarily due to the increase in accrued interest on notes receivable.

•	Net cash used in financing activities during Q1 2009 was $18,000 due to principal payments on long-term debt and lease obligations.

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

We hold two surplus notes issued by Commercial Mutual in the aggregate principal amount of $3,750,000.  Previously earned but unpaid interest on the notes as of March 31, 2009 was approximately $2,216,000.  The surplus notes are past due and provide for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes may only be made out of the surplus of Commercial Mutual and require the approval of the Insurance Department of the State of New York (the “Insurance Department”).  As of December 31, 2008, the statutory surplus of Commercial Mutual, as reported to the Insurance Department, was approximately $7,748,000.

The conversion by Commercial Mutual to a stock property and casualty insurance company is subject to a number of conditions, including the approval by the Superintendent of Insurance of the State of New York (the “Superintendent of Insurance”) of the plan of conversion, which was filed with the Superintendent of Insurance on April 25, 2008. The Superintendent of Insurance approved the plan of conversion on April 15, 2009. Prior to the plan of conversion’s implementation, the plan must be approved by two-thirds of all votes cast by eligible Commercial Mutual policyholders at a special meeting of policyholders scheduled to be held on June 8, 2009.  As part of the approval process, the Superintendent of Insurance conducted a five year examination of Commercial Mutual as of December 31, 2006 and had an appraisal performed with respect to the fair market value of Commercial Mutual as of such date. We, as the holder of the Commercial Mutual surplus notes, at our option, would be able to exchange the surplus notes for an equitable share of the securities or other consideration, or both, of the corporation into which Commercial Mutual would be converted.  Based upon the amount payable on the surplus notes and the statutory surplus of Commercial Mutual, the plan of conversion provides that, in the event of a conversion by Commercial Mutual into a stock corporation, in exchange for our relinquishing our rights to any unpaid principal and interest under the surplus notes, we would receive 100% of the stock of Commercial Mutual.  Upon the effectiveness of the conversion, Commercial Mutual’s name will change to “Kingstone Insurance Company.”  We have obtained stockholder approval of an amendment to our certificate of incorporation to change our name to “Kingstone Companies, Inc.”  Such name change would only take place in the event that the conversion occurs and we obtain a controlling interest in Kingstone Insurance Company.  No assurances can be given that the conversion will occur or as to the timing or the terms of the conversion.

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

Not applicable

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we determined that, as of that date, there were material weaknesses in our internal control over financial reporting relating to information technology applications and infrastructure.

In January 2009, we effectively implemented controls to rectify the weaknesses discussed above. These controls have been tested by an independent consulting firm and, based on the favorable results, management believes that these issues have been successfully remediated.

PART II.  OTHER INFORMATION

Item  1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarterly period covered by this report.

Item  5. Other Information.

None

Item  6. Exhibits.

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.[1]

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.[2]

2(c)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc.[3]

1 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

3(a)	Restated Certificate of Incorporation[4]

3(b)	Certificate of Designation of Series A Preferred Stock[5]

3(c)	Certificate of Designation of Series B Preferred Stock[6]

3(d)	Certificate of Designation of Series C Preferred Stock[7]

3(e)	Certificate of Designation of Series D Preferred Stock[8]

3(f)	Certificate of Designation of Series E Preferred Stock[9]

3(g)	By-laws, as amended[10]

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

5 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

6 Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

7 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

8 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

9 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

10 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCAP GROUP, INC.

Date: May 15, 2009	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Accounting Officer