Form 10-Q
period 2009-06-30
KINGSTONE COMPANIES, INC.
filed 2009-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2476480 (I.R.S. Employer Identification Number)
1158 Broadway
Hewlett, NY 11557
(Address of principal executive offices)

(516) 374-7600
(Registrant’s telephone number, including area code)

DCAP Group, Inc.
(Former Name, if Changed Since Last Report)

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

As of August 14, 2009, there were 2,979,582 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly DCAP Group, Inc.)
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$167,835	$142,949
Accounts receivable, net of allowance for doubtful accounts	70,017	67,265
Notes receivable - sale of businesses, current portion	345,984	-
Prepaid expenses and other current assets	22,312	28,778
Deferred income taxes	26,000	-
Assets from discontinued operations	6,837	3,178,219
Total current assets	638,985	3,417,211
Property and equipment, net	74,829	82,617
Notes receivable - Commercial Mutual Insurance Company	5,996,461	5,935,704
Notes receivable - sale of businesses, net of current portion	758,515	-
Deposits and other assets	1,100	1,100
Total assets	$7,469,890	$9,436,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$529,211	$812,541
Current portion of long-term debt	23,378	1,593,210
Other current liabilities	154,200	154,200
Liabilities from discontinued operations	79,163	223,493
Mandatorily redeemable preferred stock	-	780,000
Total current liabilities	785,952	3,563,444

Long-term debt, net of current portion	523,763	415,618
Deferred income taxes	-	200,000
Mandatorily redeemable preferred stock	1,299,231	-

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 3,788,771 shares	37,888	37,888
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	11,976,022	11,962,512
Deficit	(5,932,584)	(5,522,448)
	6,081,326	6,477,952
Treasury stock, at cost, 816,025 shares	(1,220,382)	(1,220,382)
Total stockholders' equity	4,860,944	5,257,570
Total liabilities and stockholders' equity	$7,469,890	$9,436,632

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly DCAP Group, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30,	2009	2008

Fee revenue	$224,560	$218,766

Operating expenses:
General and administrative expenses	666,896	644,671
Depreciation and amortization	8,594	15,372
Total operating expenses	675,490	660,043

Operating loss	(450,930)	(441,277)

Other (expense) income:
Interest income	-	1,809
Interest income - notes receivable	67,782	601,722
Interest expense	(133,351)	(130,297)
Interest expense - mandatorily redeemable preferred stock	(52,452)	(27,625)
Forgiveness of debt	132,836	-
Total other income	14,815	445,609

(Loss) income from continuing operations before benefit from income taxes	(436,115)	4,332
Benefit from income taxes	(209,752)	(279,522)
(Loss) income from continuing operations	(226,363)	283,854
Loss from discontinued operations, net of income taxes	(183,773)	(625,492)
Net loss	$(410,136)	$(341,638)

Basic and Diluted Net (Loss) Income Per Common Share:

(Loss) income from continuing operations	$(0.08)	$0.10
Loss from discontinued operations	$(0.06)	$(0.21)
Loss per common share	$(0.14)	$(0.11)

Number of weighted average shares used in computation
of basic and diluted loss per common share	2,972,746	2,973,066

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly DCAP Group, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30,	2009	2008

Fee revenue	$112,523	$119,582

Operating expenses:
General and administrative expenses	384,983	323,632
Depreciation and amortization	4,158	10,217
Total operating expenses	389,141	333,849

Operating loss	(276,618)	(214,267)

Other (expense) income:
Interest income	-	211
Interest income - notes receivable	37,313	294,611
Interest expense	(53,084)	(58,528)
Interest expense - mandatorily redeemable preferred stock	(32,952)	(17,875)
Forgiveness of debt	132,836	-
Total other income	84,113	218,419

(Loss) income from continuing operations before benefit from income taxes	(192,505)	4,152
Benefit from income taxes	(121,977)	(91,621)
(Loss) income from continuing operations	(70,528)	95,773
Loss from discontinued operations, net of income taxes	(168,094)	(207,753)
Net loss	$(238,622)	$(111,980)

Basic and Diluted Net (Loss) Income Per Common Share:

(Loss) income from continuing operations	$(0.02)	$0.03
Loss from discontinued operations	$(0.06)	$(0.07)
Loss per common share	$(0.08)	$(0.04)

Number of weighted average shares used in computation
of basic and diluted loss per common share	2,972,746	2,973,066

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly DCAP Group, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,	2009	2008

Cash Flows from Operating Activities:
Net loss	$(410,136)	$(341,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,594	15,372
Accretion of discount on notes receivable	-	(493,909)
Amortization of warrants	-	11,820
Stock-based payments	13,510	74,999
Deferred income taxes	(226,000)	(348,000)
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(2,752)	(47,827)
Prepaid expenses and other current assets	6,466	29,276
Deposits and other assets	-	11,536
Increase (decrease) in liabilities:
Accounts payable, accrued expenses and taxes payable	(283,330)	52,885
Net cash used in operating activities of continuing operations	(893,648)	(1,035,486)
Operating activities of discontinued operations	109,851	(22,445)
Net Cash Used in Operating Activities	(783,797)	(1,057,931)

Cash Flows from Investing Activities:
Increase in notes receivable and accrued interest - Commercial Mutual Insurance Company	(60,757)	(107,813)
Increase in notes receivable and accrued interest - Sale of businesses	(106,926)	-
Collections of notes receivable and accrued interest - Sale of businesses	50,000	-
Purchase of property and equipment	(806)	-
Net cash used in investing activities of continuing operations	(118,489)	(107,813)
Investing activities of discontinued operations	1,869,628	1,156,532
Net Cash Provided by Investing Activities	1,751,139	1,048,719

Cash Flows from Financing Activities:
Proceeds from long term debt	500,000	-
Principal payments on long-term debt	(1,442,456)	(233,227)
Net cash used in financing activities of continuing operations	(942,456)	(233,227)
Financing activities of discontinued operations	-	(562,177)
Net Cash Used in Financing Activities	(942,456)	(795,404)

Net Increase (Decrease) in Cash and Cash Equivalents	24,886	(804,616)
Cash and Cash Equivalents, beginning of period	142,949	1,030,822
Cash and Cash Equivalents, end of period	$167,835	$226,206

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Notes receivable issued in connection with sale of businesses	$1,047,573	$-
Notes payable exchanged for mandatorily redeemable preferred stock	$519,231	$-
Liabilties assumed by purchaser of premium finance portfolio	$-	$11,229,060
Reserve held by purchaser of premium finance portfolio	$-	$261,363

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
FORMERLY DCAP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1. Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2009, Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 2009 and 2008 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared by us without audit.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2009, results of operations for the six months and three months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet at December 31, 2008 was derived from the audited financial statements as of that date.

The results of operations and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Organization and Nature of Business

The consolidated financial statements consist of Kingstone Companies, Inc. (formerly known as DCAP Group, Inc.) and its wholly-owned subsidiaries (referred to herein as "we" or "us"). Effective as of July 1, 2009, we changed the name of our company from DCAP Group, Inc. to Kingstone Companies, Inc.

Until December 2008, our continuing operations primarily consisted of the ownership and operation of a network of retail offices engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance.

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in our Retail Business. On April 17, 2009, we sold substantially all of the assets, including the book of business, of our 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”) (see Note 11). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Locations in Pennsylvania (the “Pennsylvania Sale”) (see Note 11).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations and prior periods have been restated.

Until May 2009, we operated a DCAP franchise business.  Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Note 11).  As a result of the sale, our franchise business has been presented as discontinued operations and prior periods have been restated.

Until February 2008, we provided premium financing of insurance policies for customers of our offices as well as customers of non-affiliated entities. On February 1, 2008, we sold our outstanding premium finance loan portfolio (see Note 11). As a result of the sale, our premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by us in the states of New York and Pennsylvania. In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.  Our continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.

Our Retail Business also provided automobile club services and certain of our franchisees provided tax preparation services.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our subsidiaries, all of which are wholly-owned by us.  All significant intercompany accounts and transactions have been eliminated.

Critical Accounting Policies

See Item 2 of this Form 10-Q for a discussion of critical accounting policies and recent accounting pronouncements.

3. Notes Receivable – Commercial Mutual Insurance Company

Purchase of Notes Receivable

On January 31, 2006, we purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC was a New York property and casualty insurer. As of June 30, 2009, the Surplus Notes acquired by us were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes could only be made out of the surplus of CMIC and required the approval of the New York State Department of Insurance.  We did not receive any interest payments during the six months ended June 30, 2009 and 2008. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts. Such accretion amount, together with interest on the Surplus Notes for the six months ended June 30, 2009 and 2008 are included in our consolidated statement of operations as “Interest income-notes receivable.”

Exchange of Notes Receivable

See Note 12 for a discussion of the exchange of the Surplus Notes into 100% of the equity of CMIC (renamed Kingstone Insurance Company).

4. Notes Receivable – Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, our wholly-owned subsidiaries that owned and operated our 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate principal amount of $551,000 (the “New York Notes”) were also delivered at the closing.  The New York Notes are payable in installments of approximately $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum.

Pennsylvania Stores:  Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).

Franchise Business

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of our principal shareholders.

Notes receivable arising from the sale of businesses as of June 30, 2009 consists of:

		Less
	Total	Current
	Note	Maturities	Long-Term
Sale of NY stores	$550,543	$275,272	$275,271
Sale of Pennsylvania stores	397,030	13,786	383,244
Sale of Franchise business	150,000	50,000	100,000
	1,097,573	339,058	758,515
Accrued interest	6,926	6,926	-
Total	$1,104,499	$345,984	$758,515

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

Our results for the six months and three months ended June 30, 2009 include share-based compensation expense related to stock options totaling approximately $14,000 and $7,000, respectively. Our results for the six months and three months ended June 30, 2008 include share-based compensation expense totaling approximately $48,000 and $24,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2009 and 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the six months ended June 30, 2009 and 2008.

A summary of option activity under the Plans as of June 30, 2009, and changes during the six months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	177,400	$2.40	-	-

Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(12,400)	$5.40	-	-

Outstanding at June 30, 2009	165,000	$2.17	2.98	$28,000

Vested and Exercisable at June 30, 2009	119,792	$2.22	2.86	$19,823

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $2.24 closing price of our common shares on June 30, 2009.  No options were exercised in the six months ended June 30, 2009 and 2008.

As of June 30, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $16,000. Unamortized compensation cost as of June 30, 2009 is expected to be recognized over a remaining weighted-average vesting period of 1.29 years.

6. Net (Loss) Income Per Common Share

Basic net earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and warrants with an exercise price in excess of the average market price of our common shares during the periods presented. During the six and three months ended June 30, 2009, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 814,615 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period. During the six and three months ended June 30, 2008, we recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 655,324 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

7. Long-Term Debt

Long-term debt and capital lease obligations consist of:

	June 30, 2009			December 31, 2008
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$47,141	$23,378	$23,763	$58,133	$22,338	$35,795
Note payable,
Accurate acquisition	-	-	-	450,695	70,872	379,823
Notes payable	500,000	-	500,000	1,500,000	1,500,000	-
	$547,141	$23,378	$523,763	$2,008,828	$1,593,210	$415,618

Note Payable, Accurate Acquisition

On April 17, 2009, we paid the balance of the note payable incurred in connection with the Accurate acquisition.

Notes Payable

As of December 31, 2008, the outstanding principal balance of Notes Payable was $1,500,000. On May 12, 2009, three of the holders of the notes exchanged an aggregate of $519,231 of note principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see Note 8). Concurrently, we paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange.  As part of the transaction, a retirement trust established for the benefit of Jack Seibald, one of our directors and principal stockholders, exchanged its note in the approximate principal amount of $288,000  for shares of Series E Preferred Stock.  In addition, a limited liability company of which Barry Goldstein, our Chief Executive Officer and one of our directors and principal stockholders, is a minority member exchanged its note in the approximate principal amount of $115,000 for shares of Series E Preferred Stock.

On May 12, 2009, we prepaid $686,539 in principal of the Notes Payable to the remaining five note holders, together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

On June 29, 2009, we prepaid the remaining $294,230 in principal of the Notes Payable to such remaining note holders, together with $19,400, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

In June 2009, we borrowed $500,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

A limited liability company of which Mr. Goldstein is a minority member purchased a 2009 Note in the principal amount of $120,000.

8. Exchange and Issuance of Preferred Stock

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

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into our Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) our obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) our obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge). The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family are principal stockholders of AIA.

On May 12, 2009, three holders of our Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 7).

As of June 30, 2009, there were 1,299 shares outstanding of Series E Preferred Stock, convertible into 649,615 shares of Common Stock.

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the various series of Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

9. Employment Agreement

Our President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2010.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on our net income.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote certain time to Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company) to fulfill his duties and responsibilities as its Chairman of the Board and Chief Investment Officer. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2009, is $157,500 per year. KICO is a New York property and casualty insurer. On July 1, 2009, we acquired 100% of the stock of KICO.

10. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments

The carrying amount approximates fair value because of the short maturity of those instruments.

Notes receivable

The carrying amount of notes receivable related to the sale of businesses approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty. For “Notes receivable – Commercial Mutual Insurance Company” (now known as Kingstone Insurance Company or “KICO”), we acquired a 100% equity interest in KICO on July 1, 2009 in exchange for our relinquishing our rights to any unpaid principal and interest under the notes receivable. We are in the process of obtaining an appraisal of KICO and cannot make a reasonable estimate of fair value until such appraisal is completed.

Long-term debt and mandatorily redeemable preferred stock

For the fair value of our long-term debt and mandatorily redeemable preferred stock for which there are no quoted market prices, we estimate that the carrying amount of notes payable and mandatorily redeemable preferred stock approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and short-term investments	$167,835	$167,835	$142,949	$142,949
Notes receivable - sale of businesses	345,984	345,984	-	-
Notes receivable - Commercial Mutual Insurance Company	5,996,461	(1)	5,935,704	(1)
Long-term debt	547,141	547,141	2,008,828	2,008,828
Mandatorily redeemable preferred stock	1,299,231	1,299,231	780,000	780,000

      (1) Not practicable to estimate fair value.

11. Discontinued Operations

Premium Financing

On February 1, 2008, our wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). Under the terms of the sale, Payments was entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it was collected. For the six months ended June 30, 2009 and 2008, Payments received approximately $18,000 and $63,000 based on the net earnings generated from collections of the acquired loan portfolio. Under the terms of the sale, PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by us in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the six months and three months ended June 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2009 and December 31, 2008. Continuing operations of our premium financing operations only consists of placement fee revenue and any related expenses.

Summarized financial information of the premium financing business as discontinued operations for the six months and three months ended June 30, 2009 and 2008 follows (unaudited):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Premium finance revenue	$-	$225,322	$-	$-

Operating Expenses:
General and administrative expenses	-	181,943	-	2,915
Provision for finance receivable losses	-	89,316	-	-
Depreciation and amortization	-	46,556	-	-
Interest expense	-	45,181	-	-
Total operating expenses	-	362,996	-	2,915

Loss from operations	-	(137,674)	-	(2,915)
Loss on sale of premim financing portfolio	-	245,875	-	162,252
Loss before provision for income taxes	-	(383,549)	-	(165,167)
Provision for income taxes	-	-	-	-

Loss from discontinued operations,
net of income taxes	$-	$(383,549)	$-	$(165,167)

The components of assets and liabilities of the premium financing discontinued operations as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Due from purchaser of premium finance portfolio	$-	$18,291
Total assets	$-	$18,291

Total liabilities	$-	$-

Retail Business

In December 2008, due to declining revenues and profits we decided to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in our Retail Business.

On April 17, 2009, our wholly-owned subsidiaries that owned and operated our 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum. As additional consideration, we shall be entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that we closed in 2008.

Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the six months and three months ended June 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2009 and December 31, 2008.

Summarized financial information of the Retail Business as discontinued operations for the six months and three months ended June 30, 2009 and 2008 follows (unaudited):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Commissions and fee revenue	$1,028,797	$2,145,346	$247,666	$1,060,475

Operating Expenses:
General and administrative expenses	1,178,888	1,941,587	438,257	939,325
Depreciation and amortization	59,481	109,811	14,811	53,443
Interest expense	10,483	21,455	1,161	10,503
Impairment of intangibles	49,470		49,470	-
Total operating expenses	1,298,322	2,072,853	503,699	1,003,271

Loss (income) from operations	(269,525)	72,493	(256,033)	57,204
Loss on sale of business	21,392	-	21,392	-
(Loss) income before benefit from income taxes	(290,917)	72,493	(277,425)	57,204
Benefit from income taxes	(76,499)	-	(76,499)	-

(Loss) income from discontinued operations,
net of income taxes	$(214,418)	$72,493	$(200,926)	$57,204

The components of assets and liabilities of the Retail Business discontinued operations as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$404,180
Other current assets	-	32,325
Property and equipment, net	-	144,750
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	6,837	30,277
Total assets	$6,837	$2,894,856

Accounts payable and accrued expenses	$79,163	$136,685
Deferred income taxes	-	77,000
Total liabilities	$79,163	$213,685

Franchise Business

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business (collectively, the “Franchise Stock”). The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of our principal shareholders.

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the six months and three months ended June 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2009 and December 31, 2008.

Summarized financial information of the franchise business as discontinued operations for the six months and three months ended June 30, 2009 and 2008 follows (unaudited):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Commissions and fee revenue	$213,831	$260,542	$58,249	$127,906

Operating Expenses:
General and administrative expenses	179,813	556,044	25,309	219,027
Depreciation and amortization	2,061	18,934	(1,204)	8,669
Total operating expenses	181,874	574,978	24,105	227,696

Income (loss) from operations	31,957	(314,436)	34,144	(99,790)
Loss on sale of business	1,312	-	1,312	-
Income (loss) before provision for income taxes	30,645	(314,436)	32,832	(99,790)
Provision for income taxes	-	-	-	-

Income (loss) from discontinued operations,
net of income taxes	$30,645	$(314,436)	$32,832	$(99,790)

The components of assets and liabilities of the franchise business discontinued operations as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$134,522
Other current assets	-	101,678
Deferred income taxes	-	16,000
Property and equipment, net	-	7,876
Other assets	-	4,996
Total assets	$-	$265,072

Accounts payable and accrued expenses	$-	$9,809
Total liabilities	$-	$9,809

Summarized Financial Information of Discontinued Operations

Summarized financial information of consolidated discontinued operations for the six months and three months ended June 30, 2009 and 2008 follows (unaudited):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Commissions and fee revenue	$1,242,628	$2,405,888	$305,915	$1,188,381
Premium finance revenue	-	225,322	-	-
Total revenue	1,242,628	2,631,210	305,915	1,188,381

Operating Expenses:
General and administrative expenses	1,358,701	2,679,574	463,566	1,161,267
Provision for finance receivable losses	-	89,316	-	-
Depreciation and amortization	61,542	175,301	13,607	62,112
Interest expense	10,483	66,636	1,161	10,503
Impairment of intangibles	49,470	-	49,470	-
Total operating expenses	1,480,196	3,010,827	527,804	1,233,882

Loss from operations	(237,568)	(379,617)	(221,889)	(45,501)
Loss on sale of businesses	22,704	245,875	22,704	162,252
Loss before benefit from income taxes	(260,272)	(625,492)	(244,593)	(207,753)
Benefit from income taxes	(76,499)	-	(76,499)	-

Loss from discontinued operations,
net of income taxes	$(183,773)	$(625,492)	$(168,094)	$(207,753)

The components of assets and liabilities of our consolidated discontinued operations as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$538,702
Due from purchaser of premium finance portfolio	-	18,291
Other current assets	-	134,003
Deferred income taxes	-	16,000
Property and equipment, net	-	152,626
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	6,837	35,273
Total assets	$6,837	$3,178,219

Accounts payable and accrued expenses	$79,163	$146,494
Deferred income taxes	-	77,000
Total liabilities	$79,163	$223,494

Summary of Significant Accounting Policies of Discontinued Operations

Finance income, fees and receivables - For our premium finance operations, we used the interest method to recognize interest income over the life of each loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% per annum for the six months ended June 30, 2008. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

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

12. Subsequent Events

Exchange of Notes Receivable

Effective July 1, 2009, Commercial Mutual Insurance Company (“CMIC”) converted from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company (“KICO”) and our name was changed to Kingstone Companies, Inc. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of Surplus Notes of KICO.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the Surplus Notes as of the date of exchange (see Note 3).

Our Chairman is also Chairman of the Board and Chief Investment Officer of KICO. Our other directors and our Chief Financial Officer are also directors of KICO.

The financial statements and pro forma financial information, which are required to be filed in connection with this acquisition, will be filed on Form 8-K/A not later than September 14, 2009.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

Until December 2008, our continuing operations primarily consisted of the ownership and operation of 19 storefronts, including 12 Barry Scott locations in New York State, three Atlantic Insurance locations in Pennsylvania, and four Accurate Agency locations in New York State. In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Business locations in Pennsylvania (the “Pennsylvania Sale”).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations and prior periods have been restated.

Through April 30, 2009, we received fees from 33 franchised locations in connection with their use of the DCAP name. Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  As a result of the sale, our franchise business has been presented as discontinued operations and prior periods have been restated.

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that is licensed within the states of New York and Pennsylvania. Until February 1, 2008, Payments Inc. offered premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices, as well as non-affiliated insurance agencies.  On February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio. As a result of the sale, our business of internally financing insurance contracts has been presented as discontinued operations.  Effective February 1, 2008, revenues from our premium financing business have consisted of placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of the loan portfolio.

In our Retail Business discontinued operations, the insurance storefronts served as insurance agents or brokers and placed various types of insurance on behalf of customers.  Our Retail Business focused on automobile, motorcycle and homeowner’s insurance and our customer base was primarily individuals rather than businesses.

The stores also offered automobile club services for roadside assistance and some of our franchise locations offered income tax preparation services.

The stores from our Retail Business discontinued operations received commissions from insurance companies for their services.  Prior to July 1, 2009, neither we nor the stores served as an insurance company and therefore we did not assume underwriting risks; however, as discussed below, effective July 1, 2009, we acquired a 100% equity interest in Commercial Mutual Insurance Company (now renamed Kingstone Insurance Company or “KICO”). KICO is a property and casualty insurance company licensed to operate in New York State.

Critical Accounting Policies

Our consolidated financial statements include accounts of Kingstone Companies, Inc., formerly known as DCAP Group, Inc., and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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

Upon the establishment of a premium finance contract, we recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan.  The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% for the six months ended June 30, 2008.

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

Goodwill (discontinued operations)

The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and was reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the reporting unit to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to impairment expense. Based on our most recent analysis, our results of operations for the six months ended June 30, 2009 include a charge to impairment expense of approximately $49,000.

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

FSP 157-4 defines the disclosures required for major categories by SFAS 157 to be the major security types as defined in FASB Statement No. 115. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category. We have adopted the provisions of FSP 157-4 as of April 1, 2009. Currently there was no material impact to our results of operations or financial position upon adoption of FSP 157-4.

In April 2009, the FASB issued FAS FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment that should be recognized in earnings and other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Currently there was no material impact of FSP 115-2 and 124-2 on our results of operations, financial position and liquidity.

In April 2009, the FASB issued FAS FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP 115-2 and 124-2 (described above) are also early adopted. The adoption of FSP 107-1 did not currently have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through August 14, 2009, the date our financial statements were issued. We do not believe SFAS 165 will result in significant changes to reporting of subsequent events either through recognition or disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity” from SFAS 140 and changes the requirements for derecognizing financial assets. SFAS 166 is effective for interim or annual financial periods beginning after November 15, 2009. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date. We are currently evaluating the impact of the pending adoption of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by SFAS Interpretation No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. We are currently evaluating the impact of the pending adoption of SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification. The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The codification of U.S. GAAP will be effective for interim or annual periods ending after September 15, 2009.  We do not expect SFAS 168 to have a material impact on our consolidated financial statements.

Results of Operations

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations. On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Business locations in Pennsylvania (the “Pennsylvania Sale”).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations and prior periods have been restated.

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  As a result of the sale, our franchise business has been presented as discontinued operations and prior periods have been restated.

On February 1, 2008, we sold our outstanding premium finance loan portfolio. As a result of the sale, our premium financing operations have been presented as discontinued operations.

Separate discussions follow for results of continuing operations and discontinued operations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
			Change
	2009	2008	$	%
Fee revenue	$225	$219	$6	3%
General and administrative expenses	667	645	22	3%
Interest income - notes receivable	67	602	(535)	(89	) %
Interest expense - mandatorily redeemable preferred stock	52	28	24	86%
Forgiveness of debt	133	-	133	n/a
(Loss) income from continuing operations before taxes	(436)	4	(440)	n/a
Benefit from income taxes	(210)	(280)	70	25%
(Loss) income from continuing operations	(226)	284	(510)	(180	) %

During the six months ended June 30, 2009 (“2009”), revenues from continuing operations were $225,000, as compared to $219,000 for the six months ended June 30, 2008 (“2008”).  The 3% increase of $6,000 in commissions and fees was a result of an increase in miscellaneous fees offset by a decrease in average monthly premium finance placement fees earned in 2009, compared to five months of fees earned in 2008. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in 2009 were $667,000, as compared to $645,000 in 2008. The 3% decrease of $22,000 was primarily attributable to a decrease in executive compensation, offset by the expensing of  costs  related to the acquisition of Kingstone Insurance Company and an increase in allocation of expenses from discontinued operations to continuing operations.

Our interest income from notes receivable in 2009 was $67,000, as compared to $602,000 in 2008. The 89% decrease of $535,000 was primarily due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in 2009 due to a decrease in the prime rate.

Our interest expense on mandatorily redeemable preferred stock in 2009 was $52,000, as compared to $28,000 in 2008. The 86% increase of $24,000 was primarily due to the increase in the interest rate from 5% to 10% on April 16, 2008 and an increase in the redemption amount of the preferred stock from $780,000 to $1,299,000 on May 12, 2009.

Our income from forgiveness of debt in 2009 was $133,000, as compared to $-0- in 2008. The balance in 2009 was primarily due to settlements made with vendors for disputed amounts from prior periods.

Our continuing operations generated a net loss before income taxes of $436,000 in 2009 as compared to net income of $4,000 in 2008.  The change of $440,000 was primarily due to the decrease in interest income from our surplus notes, offset by income from forgiveness of debt.

Discontinued Operations

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
			Change
	2009	2008	$	%

Commissions and fee revenue	$1,029	$2,145	$(1,116)	(52	) %

Operating Expenses:
General and administrative expenses	1,179	1,942	(763)	(39	) %
Depreciation and amortization	59	110	(51)	(46	) %
Interest expense	11	21	(10)	(48	) %
Impairment of intangibles	49	-	49	n/a
Total operating expenses	1,298	2,073	(775)	(37	) %

(Loss) income from operations	(269)	72	(341)	(474	) %
Loss on sale of business	(21)	-	(21)	n/a
(Loss) income before benefit from income taxes	(290)	72	(362)	(503	) %
Benefit from income taxes	(76)	-	(76)	n/a
(Loss) income from discontinued operations	$(214)	$72	$(286)	(397	) %

Our discontinued Retail Business revenue was $1,029,000 in 2009, as compared to $2,145,000 in 2008. The 52% revenue decrease of $1,116,000 was primarily attributable to ceasing operations of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009. In addition, during the period prior to April 17, 2009, there was a decrease in commissions and fees earned due the sale of fewer insurance policies in 2009 than in 2008.  Such reduction in sales was generally caused by the continued heightened competition from the voluntary insurance market, which is offering lower premium rates to our main customer, the non-standard insured.

Our discontinued Retail Business general and administrative expenses in 2009 were $1,179,000, as compared to $1,942,000 in 2008. The 39% net decrease of $763,000 was primarily attributable to ceasing operations of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009.  In addition, during the period prior to April 17, 2009, there was a $263,000 decrease in costs related to the eight stores that were closed in 2008 and decreases in fixed and variable compensation paid to employees due to a reduction in policies sold at our stores.

Our discontinued Retail Business impairment of intangibles for 2009 was $49,000 greater than for 2008. The increase in 2009 was due to goodwill impairment of $49,000 in 2009, compared to none in 2008.

Our discontinued Retail Business benefit from income taxes was $76,000 in 2009, as compared to $-0- in 2008. The increase was primarily attributable to the elimination of items that gave rise to deferred taxes as a result of the sale of assets on April 17, 2009. Continuing operations will receive the future tax benefit of current net operating losses generated from discontinued operations.

Our discontinued Retail Business operations, on a stand-alone basis, generated a net loss after income taxes of $214,000 in 2009, as compared to net income after income taxes of $72,000 in 2008.  The change of $286,000 in 2009 was primarily due to the $1,116,000 decrease in revenues, offset by a $763,000 decrease in general and administrative expenses.

Franchise Business

The following table summarizes the changes in the results of our franchise business discontinued operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
			Change
	2009	2008	$	%

Commissions and fee revenue	$214	$261	$(47)	(18	) %

Operating Expenses:
General and administrative expenses	180	556	(376)	(68	) %
Depreciation and amortization	2	19	(17)	(89	) %
Total operating expenses	182	575	(393)	(68	) %

Income (loss) from operations	32	(314)	346	(110	) %
Loss on sale of business	(1)	-	(1)	n/a
Income (loss) before provision for income taxes	31	(314)	345	(110	) %
Provision for income taxes	-	-	-	n/a
Income (loss) from discontinued operations	$31	$(314)	$345	(110	) %

Our discontinued franchise business general and administrative expenses in 2009 were $180,000, as compared to $556,000 in 2008. The 68% net decrease of $376,000 was primarily attributable to ceasing of operations of the franchise business effective May 1, 2009 as a result of the sale of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business. In addition, during the period prior to May 1, 2009, there was a decrease in advertising campaigns and executive employment costs in 2009 as compared to 2008.

Our discontinued franchise business, on a stand-alone basis, generated net income of $31,000 in 2009 as compared to a net loss of $314,000 in 2008.  The change of $345,000 in 2009 was primarily due to the reduction in general and administrative expenses.

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Six months ended
	June 30,
			Change
	2009	2008	$	%
Premium finance revenue	$-	$225	$(225)	(100	) %

Operating Expenses:
General and administrative expenses	-	182	(182)	(100	) %
Provision for finance receivable losses	-	89	(89)	(100	) %
Depreciation and amortization	-	47	(47)	(100	) %
Interest expense	-	45	(45)	(100	) %
Total operating expenses	-	363	(363)	(100	) %

Loss from operations	-	(138)	138	(100	) %
Loss on sale of premium financing portfolio	-	(245)	245	(100	) %
Loss before benefit from income taxes	-	(383)	383	(100	) %
Provision for income taxes	-	-	-	n/a
Loss from discontinued operations	$-	$(383)	$383	(100	) %

There was no activity in our discontinued premium finance business in 2009. Our premium finance portfolio was sold on February 1, 2008.  Premium finance operations for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Consolidated Results of Operations

The following table summarizes our change in net loss (in thousands) for the periods indicated:

	Six months ended
	June 30,
			Change
	2009	2008	$	%
(Loss) income from continuing operations	$(226)	$284	$(510)	(180	) %
Loss from discontinued operations, net of taxes	(184)	(625)	441	71%
Net loss	$(410)	$(341)	$(69)	(20	) %

Our net loss for 2009 was $410,000 as compared to a net loss of $341,000 for 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Continuing Operations

The following table summarizes the changes in the significant components of the results of continuing operations (in thousands) for the periods indicated:

	Three months ended
	June 30,
			Change
	2009	2008	$	%
Fee revenue	$113	$120	$(7)	(6	) %
General and administrative expenses	385	324	61	19%
Interest income - notes receivable	37	295	(258)	(87	) %
Interest expense - mandatorily redeemable preferred stock	32	18	14	78%
Forgiveness of debt	133	-	133	n/a
Loss from continuing operations before taxes	(192)	4	(196)	n/a
Benefit from income taxes	(122)	(92)	(30)	(33	) %
(Loss) income from continuing operations	(70)	96	(166)	(173	) %

During the three months ended June 30, 2009 (“Q2 2009”), revenues from continuing operations were $113,000, as compared to $120,000 for the three months ended June 30, 2008 (“Q2 2008”).  The 6% increase of $7,000 in commissions and fees was a result of an increase in miscellaneous fees offset by a decrease of $18,000 in premium finance placement fees earned in Q2 2009 compared to Q2 2008. Effective February 1, 2008, we began earning placement fees in accordance with the terms of the sale of our premium finance portfolio.

Our general and administrative expenses in Q2 2009 were $385,000, as compared to $324,000 in Q2 2008. The 19% increase of $61,000 was primarily attributable to the expensing of costs related to the acquisition of Kingstone Insurance Company and an increase in allocation of expenses from discontinued operations to continuing operations, offset by a decrease in executive compensation.

Our interest income from notes receivable in Q2 2009 was $37,000, as compared to $295,000 in 2008. The 87% decrease of $258,000 was primarily due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, and (ii) a reduction in the variable interest rate in Q2 2009 due to a decrease in the prime rate.

Our interest expense on mandatorily redeemable preferred stock in Q2 2009 was $32,000, as compared to $18,000 in Q2 2008. The 78% increase of $14,000 was primarily due to the increase in the redemption amount of the preferred stock from $780,000 to $1,299,000 on May 12, 2009.

Our income from forgiveness of debt in Q2 2009 was $133,000, as compared to $-0- in Q2 2008. The balance in Q2 2009 was primarily due to settlements made with vendors for disputed amounts from prior periods.

Our continuing operations generated a net loss before income taxes of $192,000 in Q2 2009 as compared to net income of $4,000 in Q2 2008.  The change of $196,000 was primarily due to the decrease in interest income from our surplus notes, offset by income from forgiveness of debt.

Discontinued Operations

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Three months ended
	June 30,
			Change
	2009	2008	$	%

Commissions and fee revenue	$247	$1,060	$(813)	(77	) %

Operating Expenses:
General and administrative expenses	438	939	(501)	(53	) %
Depreciation and amortization	15	53	(38)	(72	) %
Interest expense	1	11	(10)	(91	) %
Impairment of intangibles	49	-	49	n/a
Total operating expenses	503	1,003	(500)	(50	) %

(Loss) income from operations	(256)	57	(313)	(549	) %
Loss on sale of business	(21)	-	(21)	n/a
(Loss) income before benefit from income taxes	(277)	57	(334)	(586	) %
Benefit from income taxes	(76)	-	(76)	n/a
(Loss) income from discontinued operations	$(201)	$57	$(258)	(453	) %

The above changes resulted from the ceasing operations of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009.

Our discontinued Retail Business impairment of intangibles for Q2 2009 was $49,000 greater than for Q2 2008. The increase in Q2 2009 was due to goodwill impairment of $49,000 in Q2 2009, compared to none in Q2 2008.

Our discontinued Retail Business benefit from income taxes was $76,000 in Q2 2009, as compared to $-0- in Q2 2008. The increase was primarily attributable to the elimination of items that gave rise to deferred taxes as a result of the sale of assets on April 17, 2009. Continuing operations will receive the future tax benefit of current net operating losses generated from discontinued operations.

Our discontinued Retail Business operations, on a stand-alone basis, generated a net loss after income taxes of $201,000 in Q2 2009, as compared to net income after income taxes of $57,000 in Q2 2008.  The change of $258,000 in Q2 2009 was primarily due to the $813,000 decrease in revenues, offset by a $501,000 decrease in general and administrative expenses.

Franchise Business

The following table summarizes the changes in the results of our franchise business discontinued operations (in thousands) for the periods indicated:

	Three months ended
	June 30,
			Change
	2009	2008	$	%

Commissions and fee revenue	$58	$128	$(70)	(55	) %

Operating Expenses:
General and administrative expenses	25	219	(194)	(89	) %
Depreciation and amortization	(1)	9	(10)	(111	) %
Total operating expenses	24	228	(204)	(89	) %

Income (loss) from operations	34	(100)	134	(134	) %
Loss on sale of business	(1)	-	(1)	n/a
Income (loss) before provision for income taxes	33	(100)	133	(133	) %
Provision for income taxes	-	-	-	n/a
Income (loss) from discontinued operations	$33	$(100)	$133	(133	) %

The above changes resulted from the ceasing of operations of the franchise business effective May 1, 2009 as a result of the sale of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Three months ended
	June 30,
			Change
	2009	2008	$	%
Premium finance revenue	$-	$-	$-	n/a

Operating Expenses:
General and administrative expenses	-	3	(3)	(100	) %
Provision for finance receivable losses	-	-	-	n/a
Depreciation and amortization	-	-	-	n/a
Interest expense	-	-	-	n/a
Total operating expenses	-	3	(3)	(100	) %

Loss from operations	-	(3)	3	(100	) %
Loss on sale of premium financing portfolio	-	(162)	162	(100	) %
Loss before benefit from income taxes	-	(165)	165	(100	) %
Provision for income taxes	-	-	-	n/a
Loss from discontinued operations	$-	$(165)	$165	(100	) %

There was no activity in our discontinued premium finance business in Q2 2009. Our premium finance portfolio was sold on February 1, 2008.  Premium finance operations for 2008 only includes the period from January 1, 2008 through January 31, 2008. In Q2 2008 we adjusted the estimated balance that we expected to receive as additional consideration from the sale of our premium finance portfolio.

Consolidated Results of Operations

The following table summarizes our change in net loss (in thousands) for the periods indicated:

	Three months ended
	June 30,
			Change
	2009	2008	$	%
(Loss) income from continuing operations	$(70)	$96	$(166)	(173	) %
Loss from discontinued operations, net of taxes	(168)	(208)	40	19%
Net loss	$(238)	$(112)	$(126)	(113	) %

Our net loss for Q2 2009 was $238,000 as compared to a net loss of $112,000 for Q2 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $167,835 in cash and cash equivalents and a working capital deficit of $146,967. As of December 31, 2008, we had $142,949 in cash and cash equivalents and a working capital deficit of $146,233.

Sale of Businesses

On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 Retail Business locations that we owned in New York State (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum. As additional consideration, we will be entitled to receive through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.

Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.

Redemption and Exchange of Debt

Accurate Acquisition

On April 17, 2009, we paid the balance of the note payable incurred in connection with our purchase of the Accurate agency business.

Notes Payable

In August 2008, the holders of $1,500,000 outstanding principal amount of notes payable (the “Notes Payable”) agreed to extend the maturity date of the debt from September 30, 2008 to the earlier of July 10, 2009 or 90 days following the conversion of Commercial Mutual Insurance Company (“CMIC”) to a stock property and casualty insurance company and the issuance to us of a controlling interest in CMIC (subject to acceleration under certain circumstances).  In exchange for this extension, the holders were entitled to receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt was outstanding after September 30, 2008 through the maturity date. The agreement provided that, if a prepayment of principal reduced the debt below $1,500,000, the incentive payment for all subsequent months would be reduced in proportion to any such reduction to the debt. The agreement also provided that the aggregate incentive payment was due upon full repayment of the debt.

On May 12, 2009, three of the holders exchanged an aggregate of $519,231 of Notes Payable principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see discussion below). Concurrently, we paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. In addition, on May 12, 2009, we prepaid $686,539 in principal of the Notes Payable to the five remaining holders of the notes, together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

On June 29, 2009, we prepaid the remaining $294,230 in principal of the Notes Payable, together with $19,400, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

In June 2009, we borrowed $500,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. The $500,000 principal balance of the 2009 Notes is included in our June 30, 2009 balance sheet under “Long-term debt”.

Exchange of Mandatorily Redeemable Preferred Stock

Effective May 12, 2009, the holder of our Series D Preferred Stock exchanged such shares for an equal number of shares of Series E Preferred Stock which are mandatorily redeemable on July 31, 2011. The mandatorily redeemable balance of $1,299,231 is included in our June 30, 2009 balance sheet as a non-current liability.

Exchange of Note Receivables and Acquisition of Kingstone Insurance Company

Effective July 1, 2009, CMIC converted from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company (“KICO”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of CMIC.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of exchange.

Liquidity and Cash Flow

In connection with the plan of conversion of CMIC, we have agreed with the New York State Insurance Department (the “Insurance Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, without the approval of the Insurance Department, no dividend may be paid by KICO to us.  Therefore, in order to satisfy our working capital requirements we are seeking to obtain debt or equity financing.

During 2009, cash and cash equivalents increased by $25,000 primarily due to the following:

•
Net cash used in operating activities during 2009 was $784,000, which was due to a net loss of $410,000 and non-cash items reducing cash flow totaling $204,000. These non-cash items included an increase in deferred tax benefits, offset by depreciation and amortization, and stock-based payments. In addition,  accounts payable and accrued expenses was reduced by $283,000. The decrease in cash was offset by cash provided from the operating activities of our discontinued operations of $110,000.

•
Net cash provided by investing activities during 2009 was $1,751,000 primarily due to $1,866,000 of proceeds from the sale of assets on April 17, 2009 included in investing activities of discontinued operations.

•
Net cash used in financing activities during 2009 was $943,000 due to $1,442,000 of principal payments on long-term debt and lease obligations, offset by $500,000 of proceeds from newly issued long-term debt.

Capital Expenditures

We have no current commitments for capital expenditures.  However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Kingstone Insurance Company, Formerly Known as Commercial Mutual Insurance Company

In March 2007, the Board of Directors of CMIC approved a resolution to convert CMIC from an advance premium insurance company to a stock property and casualty insurance company pursuant to Section 7307 of the New York Insurance Law.

As of June 30, 2009, we held two surplus notes issued by CMIC in the aggregate principal amount of $3,750,000.  Previously earned but unpaid interest on the notes as of June 30, 2009 was approximately $2,246,000.  The surplus notes were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes could only be made out of the surplus of CMIC and required the approval of the Insurance Department of the State of New York (the “Insurance Department”).  As of March 31, 2009, the statutory surplus of CMIC, as reported to the Insurance Department, was approximately $7,707,000.

The conversion by CMIC to a stock property and casualty insurance company was subject to a number of conditions, including the approval by the Superintendent of Insurance of the State of New York (the “Superintendent of Insurance”) of the plan of conversion, which was filed with the Superintendent of Insurance on April 25, 2008. The Superintendent of Insurance approved the plan of conversion on April 15, 2009. The plan of conversion was approved by the required two-thirds of all votes cast by eligible CMIC policyholders at a special meeting of policyholders held on June 8, 2009.

Effective July 1, 2009, CMIC completed its conversion from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company (“KICO”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of CMIC.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of conversion.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Item  5. Other Information.

None

Item  6. Exhibits.

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.[1]

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.[2]

2(c)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc.[3]

1 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

2(d)	Stock Purchase Agreement, dated as of June 30, 2009, between Barry Lefkowitz and Blast Acquisition Corp.[4]

3(a)	Restated Certificate of Incorporation[5]

3(b)	Certificate of Amendment of Certificate of Incorporation filed July 1, 2009

3(c)	Certificate of Designation of Series A Preferred Stock[6]

3(d)	Certificate of Designation of Series B Preferred Stock[7]

3(e)	Certificate of Designation of Series C Preferred Stock[8]

3(f)	Certificate of Designation of Series D Preferred Stock[9]

3(g)	Certificate of Designation of Series E Preferred Stock[10]

3(h)	By-laws, as amended[11]

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 30, 2009 and incorporated herein by reference.

5 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

6 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

7 Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

8 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

9 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

10 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

11 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 26, 2007 and incorporated herein by reference.

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

KINGSTONE COMPANIES, INC.

Dated: August 14, 2009	By:	/s/ Barry B. Goldstein
Barry B. Goldstein President

	By:	/s/ Victor Brodsky
Victor Brodsky Chief Financial Officer