Form 10-Q
period 2009-09-30
KINGSTONE COMPANIES, INC.
filed 2009-12-02
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of November 23, 2009, there were 2,979,582 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	4
	Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	6
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited) and for the year ended December 31, 2008	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 (Unaudited) and 2008 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4T—	Controls and Procedures	55

PART II — OTHER INFORMATION		56
Item 1 —	Legal Proceedings	56
Item 1A —	Risk Factors	56
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3 —	Defaults Upon Senior Securities	56
Item 4 —	Submission of Matters to a Vote of Security Holders	56
Item 5 —	Other Information	56
Item 6 —	Exhibits	56
Signatures		58
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under “Factors That May Affect Future Results and Financial Condition” (to the extent that such factors relate to our current business through our wholly-owned subsidiary, Kingstone Insurance Company, formerly known as Commercial Mutual Insurance Company).

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Short term investments	$438,308	$-
Fixed-maturity securities, available for sale, at fair value (amortized cost of $10,742,889)	10,939,659	-
Equity securities, available-for-sale, at fair value (cost of $1,221,762)	1,354,514	-
Total investments	12,732,481	-
Cash and cash equivalents	2,318,141	142,949
Investment income receivable	120,425	-
Premiums receivable, net of of provision for uncollectible amounts	4,323,238	-
Receivables - reinsurance contracts	1,183,972	-
Reinsurance receivables, net of of provision for uncollectible amounts	21,088,072	-
Notes receivable-CMIC	-	5,935,704
Notes receivable-sale of business	1,113,919	-
Deferred acquisition costs	2,800,445	-
Intangible assets	4,731,100	-
Property and equipment, net of accumulated depreciation	1,758,700	82,617
Equities in pools and associations	207,847	-
Other assets	282,387	97,143
Assets of discontinued operations	-	3,178,219
Total assets	$52,660,727	$9,436,632

Liabilities
Loss and loss adjustment expenses	17,193,269	-
Unearned premiums	14,220,351	-
Reinsurance balances payable	1,989,602	-
Deferred ceding commission revenue	2,843,703	-
Notes payable	791,454	2,008,828
Accounts payable, accrued liabilities and other liabilities	2,111,827	966,741
Income taxes payable	140,526	-
Deferred income taxes	1,283,121	200,000
Mandatorily redeemable preferred stock	1,299,231	780,000
Liabilties of discontinued operations	85,800	223,493
Total liabilities	41,958,884	4,179,062

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,795,607 shares	37,957	37,888
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	12,013,769	11,962,512
Accumulated other comprehensive income	217,485	-
Deficit	(346,986)	(5,522,448)
	11,922,225	6,477,952
Treasury stock, at cost, 816,025 shares	(1,220,382)	(1,220,382)
Total stockholders' equity	10,701,843	5,257,570

Total liabilities and stockholders' equity	$52,660,727	$9,436,632

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30,	2009	2008

Revenues
Net premiums earned	$2,262,819	$-
Ceding commission revenue	1,483,249	-
Net investment income	115,657	-
Net realized gains on investments	99,856	-
Other income	518,288	332,545
Total revenues	4,479,869	332,545

Expenses
Loss and loss adjustment expenses	1,087,276	-
Commission expense	1,091,638	-
Other underwriting expenses	1,077,318	-
Other operating expenses	952,570	890,435
Depreciation and amortization	103,113	26,533
Interest expense	150,571	187,221
Interest expense - mandatorily
redeemable preferred stock	89,805	47,125
Total expenses	4,552,291	1,151,314

Loss from operations	(72,422)	(818,769)
Gain on acquistion of Kingstone Insurance Company	5,401,860	-
Interest income-CMIC note receivable	60,757	730,915
Income (loss) from continuing operations before taxes	5,390,195	(87,854)
Benefit from tax	(25,590)	(288,634)
Income from continuing operations	5,415,785	200,780
Loss from discontinued operations, net of taxes	(240,323)	(642,443)
Net income (loss)	5,175,462	(441,663)

Gross unrealized investment holding gains
arising during period	329,522	-
Income tax expense related to items of
other comprehensive income	(112,037)	-
Comprehensive income (loss)	$5,392,947	$(441,663)

Basic and diluted earnings (loss) per common share:
Income from continuing operations	$1.82	$0.07
Loss from discontinued operations	$(0.08)	$(0.22)
Income (loss) per common share	$1.74	$(0.15)

Basic and diluted weighted average shares outstanding	2,974,349	2,972,547

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30,	2009	2008

Revenues
Net premiums earned	$2,262,819	$-
Ceding commission revenue	1,483,249	-
Net investment income	115,657	-
Net realized gains on investments	99,856	-
Other income	153,867	111,970
Total revenues	4,115,448	111,970

Expenses
Loss and loss adjustment expenses	1,087,276	-
Commission expense	1,091,638	-
Other underwriting expenses	1,077,318	-
Other operating expenses	285,674	245,764
Depreciation and amortization	94,519	11,161
Interest expense	17,220	56,924
Interest expense - mandatorily
redeemable preferred stock	37,353	19,500
Total expenses	3,690,998	333,349

Income (loss) from operations	424,450	(221,379)
Gain on acquistion of Kingstone Insurance Company	5,401,860	-
Interest income-CMIC note receivable	-	129,193
Income (loss) from continuing operations before taxes	5,826,310	(92,186)
Income tax expense (benefit)	184,162	(9,112)
Income (loss) from continuing operations	5,642,148	(83,074)
Loss from discontinued operations, net of taxes	(56,550)	(16,951)
Net income (loss)	5,585,598	(100,025)

Gross unrealized investment holding gains
arising during period	329,522	-
Income tax expense related to items of
other comprehensive income	(112,037)	-
Comprehensive income (loss)	$5,803,083	$(100,025)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.89	$(0.03)
Loss from discontinued operations	$(0.02)	$-
Income (loss) per common share	$1.87	$(0.03)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.56	$(0.03)
Loss from discontinued operations	$(0.02)	$-
Income (loss) per common share	$1.54	$(0.03)

Weighted average common shares outstanding
Basic	2,977,501	2,971,521
Diluted	3,627,117	2,971,521

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Year Ended December 31, 2008 and Nine Months Ended September 30, 2009

						Accumulated
					Capital	Other
	Common Stock*		Preferred Stock		in Excess	Comprehensive		Treasury Stock*
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2007	3,750,447	$37,505	-	$-	$11,850,872	$-	$(4,545,242)	(781,423)	$(1,185,780)	$6,157,355
Stock-based payments	38,324	383	-	-	111,640		-	-	-	112,023
Return of stock as settlement of liability	-	-	-	-	-		-	(34,602)	(34,602)	(34,602)
Net loss	-	-	-	-	-		(977,206)	-	-	(977,206)
Balance, December 31, 2008	3,788,771	37,888	-	-	11,962,512		(5,522,448)	(816,025)	(1,220,382)	5,257,570
Stock-based payments	6,836	69	-	-	51,257	-	-	-	-	51,326
Net income	-	-	-	-	-	-	5,175,462	-	-	5,175,462
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	217,485	-	-	-	217,485
Balance, September 30, 2009 (unaudited)	3,795,607	$37,957	-	$-	$12,013,769	$217,485	$(346,986)	(816,025)	$(1,220,382)	$10,701,843

*As of December 31, 2008 and September 30, 2009 (unaudited), there were 2,972,746 and 2,979,582 common shares outstanding.

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,	2009	2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$5,175,462	$(441,663)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on acquistion of Kingstone Insurance Company	(5,401,860)	-
Gain on sale of investments	(99,856)	-
Depreciation and amortization	103,113	26,532
Accretion of discount on notes receivable	-	(576,228)
Amortization of warrants	-	17,731
Stock-based payments	51,326	104,614
Amortization of bond premium or discount	11,142	-
Deferred income taxes	(300,368)	(328,000)
(Increase) decrease in assets:
Short term investments	373,430	-
Premiums receivable, net	94,856	-
Receivables - reinsurance contracts	(46,140)	-
Reinsurance receivables, net	(1,038,873)	-
Deferred acquisition costs	(134,643)	-
Other assets	78,670	332,555
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	1,001,485	-
Unearned premiums	340,977	-
Reinsurance balances payable	(15,988)	-
Deferred ceding commission revenue	143,327	-
Accounts payable, accrued liabilities and other liabilities	122,789	269,390
Net cash provided by (used in) operating activities of continuing operations	458,849	(595,069)
Operating activities of discontinued operations	123,325	(6,101)
Net cash flows provided by (used in) operations	582,174	(601,170)

Cash flows provided by investing activities:
Purchase - fixed-maturity securities	(3,046,799)	-
Purchase - equity securities	(744,704)	-
Sale or maturity - fixed-maturity securities	1,575,031	-
Sale - equity securities	1,439,854	-
Cash acquired in acquisition	1,327,057	-
Purchase of property and equipment	(1,803)	(2,437)
Increase in accrued interest - Commercial Mutual Insurance Company	(60,757)	-
Increase in notes receivable and accrued interest - Sale of businesses	(118,766)	-
Collections of notes receivable and accrued interest - Sale of businesses	52,420	-
Other investing activities	-	(136,128)
Net cash provided by (used in) investing activities of continuing operations	421,533	(138,565)
Investing activities of discontinued operations	1,869,628	1,158,291
Net cash flows provided by investing activities	2,291,161	1,019,726

Cash flows used in financing activities:
Proceeds from long term debt	750,000	-
Principal payments on long-term debt	(1,448,143)	(366,643)
Net cash used in financing activities of continuing operations	(698,143)	(366,643)
Financing activities of discontinued operations	-	(562,177)
Net cash flows used in financing activities	(698,143)	(928,820)

Increase (decrease) in cash and cash equivalents	2,175,192	(510,264)
Cash and cash equivalents, beginning of year	142,949	1,030,822
Cash and cash equivalents, end of period	$2,318,141	$520,558

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER, 2009 AND 2008

Note 1 - Basis of Presentation and Nature of Business

On July 1, 2009, Kingstone Companies, Inc. (formerly known as DCAP Group, Inc.) (referred to herein as "Kingstone" or the “Company”) completed the acquisition of 100% of the issued and outstanding common stock of Commercial Mutual Insurance Company (“CMIC”) (renamed Kingstone Insurance Company or “KICO”) and its subsidiaries, pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company (See Note 3). Pursuant to the plan of conversion, Kingstone acquired a 100% equity interest in KICO, in consideration for the exchange of the $3,750,000 principal amount of surplus notes of CMIC. In addition, Kingstone forgave all accrued and unpaid interest of approximately $2,246,000 on the surplus notes as of the date of conversion.

Effective July 1, 2009, Kingstone through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period beginning July 1, 2009 (“KICO Acquistion Date”) through September 30, 2009. Accordingly, disclosures pertaining to KICO will only include the three months ended September 30, 2009.

Effective as of July 1, 2009, we changed the name of our company from DCAP Group, Inc. to Kingstone Companies, Inc.

Until December 2008, continuing operations primarily consisted of the ownership and operation of a network of retail insurance brokerage and agency offices engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance.

In December 2008, due to declining revenues and profits, the Company made a decision to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in the Retail Business. On April 17, 2009, the Company sold substantially all of the assets, including the book of business, of its 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”) (see Note 21). Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated its three remaining Retail Locations in Pennsylvania (the “Pennsylvania Sale”) (see Note 21).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, the Retail Business has been presented as discontinued operations and prior periods have been restated.

Until May 2009, the Company operated a DCAP franchise business.  Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Note 21).  As a result of the sale, the franchise business has been presented as discontinued operations and prior periods have been restated.

Until February 2008, the Company provided premium financing of insurance policies for customers of its offices as well as customers of non-affiliated entities. On February 1, 2008, the Company sold its outstanding premium finance loan portfolio (see Note 21). As a result of the sale, the premium financing operations have been classified as discontinued operations and prior periods have been restated. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by the Company in the states of New York and Pennsylvania. In connection with such purchases, the Company will be entitled to receive a fee generally equal to a percentage of the amount financed.  The Company’s continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.

The Retail Business also provided automobile club services and certain of our former franchisees provided tax preparation services.

Note 2 – Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 14, 2009. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The Company has reclassified certain amounts in its 2008 consolidated balance sheet and 2008 statements of operations to conform to the 2009 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.

Consolidation

The consolidated financial statements consist of Kingstone Companies, Inc. and its wholly-owned subsidiaries. Subsidiaries acquired on July 1, 2009 include KICO and its subsidiaries, CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates.

Supplemental Disclosures of Cash Flow Information

The table below presents the cash paid for income taxes and interest for the nine months ended September 30, 2009 and 2008, respectively, and the non-cash investing and financing activities.

	Nine months ended
	September 30,	September 30,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,337	$21,316
Cash paid for interest	322,937	271,940

Schedule of non-cash investing and financing activities:
Exchange of notes receivable as consideration paid for the acquistion of
Kingstone Insurance Company	5,996,461	-
Notes received in connection with sale of businesses	1,047,573	-
Notes payable exchanged for mandatorily redeemable preferred stock	519,231	-
Liabilties assumed by purchaser of premium finance portfolio	-	11,229,060
Reserve held by purchaser of premium finance portfolio	-	261,363

Revenue Recognition

Net Premiums Earned

Insurance policies issued by the Company are short-duration contracts. Accordingly, premium revenue, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired portions of in-force insurance contracts at the end of each year.

Ceding Commission Revenue

Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs of the reinsurance, generally on a pro-rata basis over the terms of the policies reinsured. Unearned amounts are recorded as deferred ceding commission revenue. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

Liability for Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities. The Company recognizes recoveries from salvage and subrogation when received.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and LAE incurred as presented in the consolidated statement of income and comprehensive income are net of reinsurance recoveries.

The Company accounts for reinsurance in accordance with GAAP guidance for accounting and reporting for reinsurance of short-duration contracts. Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The allowance for uncollectible reinsurance as of September 30, 2009 was approximately $46,000. The Company did not expense any uncollectible reinsurance for the nine months or three months ended September 30, 2009. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions through December 31, 2013 at which time the insured limit is scheduled to revert back to $100,000. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments

The Company accounts for its investments in accordance with GAAP guidance for investments in debt and equity securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with this guidance, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in policyholder’s surplus. Realized gains and losses are determined on the specific identification method.

Investment income is accrued to the date of the financial statements and includes amortization of premium and accretion of discount on fixed maturities. Interest is recognized when earned, while dividends are recognized when declared.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria the following: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. For the nine months and three months ended September 30, 2009 and 2008, the Company did not record impairment write-downs, after determining that none of its investments were OTTI.

Fair Value

The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

For investments in active markets, the Company uses quoted market prices to determine fair value. In circumstances where quoted market prices are unavailable, the Company utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $63,000 as of September 30, 2009. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $6,000 were written off for the three months ended September 30, 2009.

Deferred Acquisition Costs

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized and are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from continuing operations were recognized for the nine months ended September 30, 2009 and 2008, and for the three months ended September 30, 2009 and 2008.

Property and Equipment

Building and building improvements, furniture, leasehold improvements, computer equipment, and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, computer software, furniture and other equipment is three years, and building and building improvements is 39 years.

The fair value of the Company’s real estate assets was based on an appraisal dated August 31, 2009. The fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company will file a consolidated tax return with KICO for periods after June 30, 2009.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the investment committee which employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At September 30, 2009, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base, which is largely concentrated in the New York City area. To reduce credit risk, the Company obtains customer credit reports before it underwrites a policy. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Gross premiums earned from lines of business that subject the Company to concentration risk from July 1, 2009 (KICO Acquisition Date) through September 30, 2009 are as follows:

Personal Lines	66.4%
Commercial Automobile	24.5%
Total premiums earned subject to concentration	90.9%
Premiums earned not subject to concentration	9.1%
Total premiums earned	100.0%

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

Accounting guidance adopted in 2009

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, where an acquiring entity is required to recognize assets acquired and liabilities assumed at fair value, with very few exceptions. In addition, transaction costs are no longer included in the measurement of the business acquired, but are expensed as incurred. The new guidance applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company prospectively adopted the guidance on January 1, 2009.

In February 2008, the FASB delayed the effective date of the guidance regarding fair value measurements for certain nonfinancial assets and nonfinancial liabilities and associated required disclosures. On January 1, 2009 the guidance became effective and the Company applied the guidance to the nonfinancial assets and nonfinancial liabilities with no material effect.

In April 2008, the FASB issued new guidance in determining the useful life of a recognized intangible asset. The purpose of this guidance is to improve consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset for purposes of determining possible impairments. This guidance requires an entity to disclose information related to the extent the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is required to be applied prospectively to all new intangible assets acquired after January 1, 2009. The Company prospectively adopted the new guidance on January 1, 2009, with no material effect on the financial statements.

In June 2008, the FASB issued new guidance related to earnings per share (“EPS”) calculations and the participating securities in the basic earnings per share calculation under the two-class method. This new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the guidance. Early adoption was not permitted. The Company adopted the guidance on January 1, 2009, which did not have a material effect on the Company’s earnings per share.

In April, 2009, the FASB issued new guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The model includes the following two steps:

•	Determine whether there are factors present that indicate that the market for the asset is not active at the measurement date; and
•	Evaluate the quoted price (i.e., a recent transaction or broker price quotation) to determine whether the quoted price is not associated with a distressed transaction.

This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new provisions on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.

In April 2009, the FASB issued new guidance for other-than-temporary impairments (“OTTI”) for fixed-maturity securities. Subsequent to this guidance, companies are required to separate OTTI into (a) the amount representing the credit loss, which continues to be recorded in earnings, and (b) the amount related to all other factors, which is now recorded in other comprehensive net income/loss. The new guidance required a cumulative-effect adjustment for those securities that were other-than-temporarily-impaired at the effective date. This cumulative-effect adjustment reclassifies the noncredit portion of previously other-than-temporarily-impaired instrument held at the effective date to accumulated other comprehensive net income/loss from retained earnings. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted the guidance on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.

In April, 2009, the FASB issued new guidance regarding requirements for disclosures relating to fair value of financial instruments. This guidance specifies that for reporting periods ended after June 15, 2009, all interim, as well as annual, financial statements must contain the additional disclosures regarding fair value of financial instruments. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, with no material effect on the financial statements.

In May 2009, the FASB issued new guidance requiring entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company implemented this guidance as of April 1, 2009 with no material effect on Company’s consolidated financial condition and results of operations.

In June 2009, the FASB issued guidance establishing a new hierarchy of generally accepted accounting principles called “FASB Accounting Standards Codification”. The new hierarchy is the new single source of authoritative nongovernmental U.S. generally accepted accounting principles. The codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Effective for interim and annual periods that end after September 15, 2009, the Company implemented this guidance as of July 1, 2009 and has removed all references to prior authoritative literature.

Accounting guidance not yet effective

In June 2009, the FASB issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance will have on its financial statements.

In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance will have on its financial statements.

In August 2009, the FASB issued new guidance concerning the fair value measurement of liabilities. This new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value can be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset (Level 1) or similar liability when traded as an asset (Level 2) or another valuation technique that is consistent with the principles of fair value. Under this guidance, a company is not required to make an adjustment to reflect the existence of a restriction that prevents the transfer of the liability. This guidance is effective for interim and annual periods beginning after August 2009. The Company is currently analyzing the effect this guidance will have on its financial statements.

Note 3 - Acquisition of Commercial Mutual Insurance Company

On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of Commercial Mutual Insurance Company and its subsidiaries (“CMIC”) (renamed Kingstone Insurance Company or “KICO”), pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company.  The total purchase price was $5,996,461.

As of June 30, 2009, Kingstone held two surplus notes issued by CMIC in the aggregate principal amount of $3,750,000. Previously accrued and unpaid interest on the notes as of June 30, 2009 was approximately $2,246,000. Pursuant to the plan of conversion, effective July 1, 2009, Kingstone acquired a 100% equity interest in KICO in consideration of the exchange of the principal amount of surplus notes of CMIC. In addition, Kingstone forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. The transaction was considered a bargain purchase, resulting in a gain on acquisition. The fair value of the CMIC acquisition is presented as follows:

Exchange of principal amount of surplus notes of CMIC	$3,750,000
Accrued interest forgiven	2,246,461
Total purchase consideration	5,996,461
Gain on acquisition (bargain purchase)	5,401,860
Fair value of CMIC at acquisition, net of deferred taxes	$11,398,321

KICO offers property and casualty insurance products to small businesses and individuals in New York State. KICO’s subsidiaries include CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which owns the land and building from which KICO operates.

The Company began consolidating KICO’s financial statements as of the closing date in accordance with GAAP. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition.

The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of KICO, based on their fair values and the fair value hierarchy level under GAAP as of July 1, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Short term investments	$811,738	$-	$-	$811,738
Fixed-maturity securities	9,266,253	-	-	9,266,253
Equity securities	1,823,045	-	-	1,823,045
Total investments	11,901,036	-	-	11,901,036
Cash and cash equivalents	1,327,057	-	-	1,327,057
Investment income receivable	-	-	70,216	70,216
Premiums receivable, net of of provision for
uncollectible amounts	-	-	4,418,094	4,418,094
Receivables - reinsurance contracts	-	-	1,137,832	1,137,832
Reinsurance receivables, net of provision for
uncollectible amounts	-	-	20,049,199	20,049,199
Deferred acquisition costs	-	-	2,665,802	2,665,802
Intangible assets	-	-	4,850,000	4,850,000
Property and equipment, net of accumulated depreciation	-	-	1,658,493	1,658,493
Other assets	-	-	531,991	531,991
Total assets	$13,228,093	$-	$35,381,627	$48,609,720

Liabilities
Loss and loss adjustment expenses	$-	$-	$16,191,784	$16,191,784
Unearned premiums	-	-	13,879,374	13,879,374
Reinsurance balances payable	-	-	2,005,590	2,005,590
Deferred ceding commission revenue	-	-	2,700,376	2,700,376
Accounts payable, accrued liabilities and other liabilities	-	-	1,157,829	1,157,829
Deferred income taxes	-	-	1,271,452	1,271,452
Other liabilities	-	-	4,994	4,994
Total liabilities	-	-	37,211,399	37,211,399
Stockholder's equity				11,398,321
Total liabilities and stockholder's equity				$48,609,720

The fair values of separately identifiable intangibles and fixed assets were based on independent appraisals. The values of certain assets and liabilities may be subject to change as additional information is obtained. The valuations will be finalized within the measurement period, generally defined as 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to the bargain purchase price. The aggregate purchase price of $5,996,461 was less than the $11,398,321 fair value of KICO’s net assets acquired, resulting in a bargain purchase of $5,401,860. The purchase price was determined in CMIC’s plan of conversion, which was equal to the current value of the surplus notes and accrued interest on the effective date of conversion. Transaction costs related to acquisition were expensed as incurred. Transaction costs for the nine months ended September 30, 2009 and 2008 were $163,673 and $21,235, respectively. Transaction costs for the three months ended September 30, 2009 and 2008 were $71,153 and $3,470, respectively.

Allocation of Purchase Price (a):
Purchase Price		$5,996,461

Book value of CMIC at June 30, 2009		2,010,171
Conversion of surplus notes and accrued interest thereon to common stock		5,996,461
Fair value adjustments, net of taxes based on appraisal
of CMIC's identifiable assets at June 30, 2009:
Insurance license	$500,000
Customer relationships	3,400,000
Assembled workforce	950,000
Total intangible assets	4,850,000
Real estate assets	288,923
Identifiable assets	5,138,923
Tax effect	(1,747,234)
Fair value adjustments, net of taxes based on appraisal
of CMIC's identifiable assets at June 30, 2009		3,391,689
Fair value of net assets acquired, net of taxes		11,398,321

Excess of fair value of assets acquied over purchase price (bargain purchase price)		$(5,401,860)

(a)The purchase price is allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value.

The Company included total revenues and net income for KICO from the acquisition date of July 1, 2009 through September 30, 2009 in its consolidated statement of operations as follows:
Total revenue	$4,002,204
Net income	414,006

Intangibles

The fair value of intangible assets represent customer and producer relationships, assembled workforce and insurance license. The fair value of customer and producer relationships was estimated based upon using a discounted cash flow approach methodology. The fair value of the assembled workforce was valued using cost of workforce replacement and the cost of loss of efficiency methodology. The fair value of the insurance license was valued using a market approach methodology. Critical inputs into the valuation model for customer relationships included estimations of expected premium and attrition rates, expected operating margins and capital requirements (See note 7).

Real Estate

The fair value of the land and building included in property and equipment, which is used in the Company’s operations is greater than the carrying value. The fair value was based on an appraisal dated August 31, 2009.

Loss and Loss Adjustment Expense Reserves Acquired

Loss and Loss Adjustment Expense Reserves Acquired were valued at fair value which approximated carrying value.

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

Pro Forma Results of Operations

Selected unaudited pro forma results of operations assuming the KICO acquisition had occurred as of January 1, 2008, are set forth below:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenue	$13,355,291	$12,296,307	$4,122,473	$4,190,680
Income from continuing operations	$930,741	$498,161	$269,612	$195,827
Net income (loss)	$690,418	$(144,282)	$213,062	$178,876

Basic earnings (loss) per common share:
Income from continuing operations	$0.31	$0.17	$0.09	$0.07
Net income (loss)	$0.23	$(0.05)	$0.07	$0.06

Diluted earnings (loss) per common share:
Income from continuing operations	$0.31	$0.17	$0.07	$0.07
Net income (loss)	$0.23	$(0.05)	$0.06	$0.06

Weighted average common shares outstanding
Basic	2,974,349	2,972,547	2,977,501	2,971,521
Diluted	2,974,349	2,972,547	3,627,116	2,971,521

Note:
The Company excluded certain one-time charges from the pro forma results for the nine months ended September 30, 2009 and 2008 including, (i) transaction costs of $74,581 and $284,814, respectively related to the acquisition of KICO, and (ii) Kingstone’s gain of $5,401,860 related to the acquisition of KICO for the nine months ended September 30, 2009. The Company excluded transaction costs related to the acquisition of KICO from the pro forma results for the three months ended September 30, 2009 and 2008 of $131,650 and $31,523, respectively.

Note 4 - Investments

The amortized cost and fair value of investments in fixed-maturity securities and equities as of September 30, 2009 are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than 12	More than 12	Fair
Category	Cost (a)	Gains	Months	Months	Value

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,070,902	$23,877	$-	$-	$3,094,779

Political subdivisions of States,
Territories and Possessions	4,607,406	119,320	-	-	4,726,726

Corporate and other bonds
Industrial and miscellaneous	3,064,581	78,974	(25,401)	-	3,118,154
Total fixed-maturity securities	10,742,889	222,171	(25,401)	-	10,939,659

Equity Securities:
Preferred stocks	438,177	1,273	-	-	439,450
Common stocks	783,585	187,557	(56,078)	-	915,064
Total equity securities	1,221,762	188,830	(56,078)	-	1,354,514

Short term investments	438,308	-	-	-	438,308

Total	$12,402,959	$411,001	$(81,479)	$-	$12,732,481

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities by contractual maturity as of September 30, 2009 is shown below:

	Amortized
Remaining Time to Maturity	Cost	Fair Value

Less than one year	$1,027,122	$1,015,083
One to five years	5,677,420	5,767,589
Five to ten years	3,257,064	3,358,142
More than 10 years	781,283	798,845
Total	$10,742,889	$10,939,659

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Major categories of the Company’s net investment income from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009 are summarized as follows:
Income
Fixed-maturity securities	$105,300
Equity securities	23,130
Cash and cash equivalents	18,791
Other	60
Total	147,281
Expenses
Investment expenses	31,624
Net investment income	$115,657

Proceeds from the sale and maturity of fixed-maturity securities were $1,575,031 for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009.

Proceeds from the sale of equity securities were $1,439,854 for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009.

The Company’s gross realized gains and losses on investments for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009 are summarized as follows:

Fixed-maturity securities
Gross realized gains	$7,433
Gross realized losses	(1,446)
5,987

Equity securities
Gross realized gains	93,869
Gross realized losses	-
93,869

Other-than-temporary impairment losses
Fixed-maturity securities	-
Equity securities	-
-

Net realized gains	$99,856

Impairment Review

The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; and (v) current economic conditions.

OTTI losses are recorded in the statement of income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. The Company determined there was no OTTI for the nine months and three months ended September 30, 2009.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2009 as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	$-	$-	$-

Political subdivisions of States,
Territories and Possessions	-	-	-	-	-	-

Corporate and other bonds
Industrial and miscellaneous	1,192,246	(25,401)	-	-	1,192,246	(25,401)
Total fixed-maturity securities	1,192,246	(25,401)	-	-	1,192,246	(25,401)

Equity Securities:
Preferred stocks	$70,700	$(19,530)	$-	$-	$70,700	$(19,530)
Common stocks	252,490	(36,548)	-	-	252,490	(36,548)
Total equity securities	323,190	(56,078)	-	-	323,190	(56,078)

Total	$1,515,436	$(81,479)	$-	$-	$1,515,436	$(81,479)

Note 5 - Fair Value Measurements

On January 1, 2008, the Company adopted GAAP guidance regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

This guidance establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during period of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market, U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities that are generally investment grade.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3—Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities and other assets may include appraisals, projected cash flows, market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are the real estate assets owned by the Company that are utilized in its operations.

The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, the Company considers prices and inputs that are current as of the measurement date. In periods of market dislocation, as characterized by current market conditions, the observability of prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.

The Company’s investments are allocated among pricing input levels as follows:
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,095	$-	$-	$3,095

Political subdivisions of
States, Territories and
Possessions	4,727	-	-	4,727

Corporate and
other bonds	3,118	-	-	3,118

Total fixed maturities	10,940	-	-	10,940
Equity investments	1,355	-	-	1,355
Short term investments	438			438
Total investments	12,733	-	-	12,733

Cash and
cash equivalents	2,318	-	-	2,318
Total	$15,051	$-	$-	$15,051

Note 6 - Fair Value of Financial Instruments

GAAP requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity and fixed income investments:  Fair value disclosures for investments are included in “Note 4 - Investments.”

Cash and short-term investments: The carrying values of cash and cash equivalents, and short-term investments approximate their fair values because of the short maturity of these investments.

Premiums receivable, reinsurance receivables:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Notes receivable: The carrying amount of notes receivable related to the sale of businesses approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty. For “Notes receivable – Commercial Mutual Insurance Company” (now known as Kingstone Insurance Company or “KICO”), we acquired a 100% equity interest in KICO on July 1, 2009 in exchange for our relinquishing our rights to any unpaid principal and interest under the notes receivable. The fair value of KICO is based on an appraisal completed in November 2009 which was used to determine the fair value of KICO in connection with the acquisition on July 1, 2009.

Real Estate Assets: The fair value of the land and building included in property and equipment, which is used in the Company’s operations is approximates the carrying value. The fair value was based on an appraisal dated August 31, 2009.

Reinsurance balances payable:  The carrying value reported in the balance sheet for these financial instruments approximates fair value.

Long-term debt and mandatorily redeemable preferred stock: For fair value of long-term debt and mandatorily redeemable preferred stock for which there are no quoted market prices, we estimate that the carrying amount of notes payable and mandatorily redeemable preferred stock approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of our financial instruments are as follows:
	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Cash and short-term investments	$2,756,449	$2,756,449	$142,949	$142,949
Premiums receivable	4,323,238	4,323,238	-	-
Receivables - reinsurance contracts	1,183,972	1,183,972	-	-
Reinsurance receivables	21,088,072	21,088,072	-	-
Notes receivable-CMIC	-	-	5,935,704	5,935,704
Notes receivable-sale of business	1,113,919	1,113,919	-	-
Real estate, net of
accumulated depreciation	1,547,629	1,510,000	-	-
Reinsurance balances payable	1,989,602	1,989,602	-	-
Notes payable	791,454	791,454	2,008,828	2,008,828
Mandatorily redeemable preferred stock	1,299,231	1,299,231	780,000	780,000

Note 7 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 9.1 years as of September 30, 2009.

With the acquisition of KICO on July 1, 2009, the Company recognized $4,850,000 of identifiable intangible assets including KICO’s customer and producer relationships of $3,400,000, assembled workforce of $950,000 and insurance company license of $500,000. The customer and producer relationships and assembled workforce acquired are finite lived assets that will be amortized over ten and seven years, respectively, and are subject to annual impairment testing. The insurance company license is included as indefinite lived intangibles subject to annual impairment testing.

The components of intangible assets are summarized as follows:

		September 30, 2009			September 30, 2008
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$-	$-	$-
Customer and producer
relationships	10	3,400,000	85,000	3,315,000	-	-	-
Assembled workforce	7	950,000	33,900	916,100	-	-	-
Total		$4,850,000	$118,900	$4,731,100	$-	$-	$-

During the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009, the Company recorded amortization expense, related to intangibles, of $118,900. The estimated aggregate amortization expense for the remainder of the current year and each of the next five years is:

2009 (3 months)	$158,571
2010	475,714
2011	475,714
2012	475,714
2013	475,714
2014	475,714

Note 8 - Reinsurance

Personal Lines business is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. For treaty year ended June 30, 2010, an excess of loss contract provides $1,200,000 in coverage excess of the $700,000 for a total coverage of $1,900,000 per occurrence.  The Company’s retention is 25% of the quota share amount of $700,000 or $175,000.  The quota share provides $21,750,000 in catastrophe protection.  The Company purchased an additional $7,250,000 of property catastrophe reinsurance bringing the total catastrophe protection to $29,000,000.  The Company retains the first $500,000 of any catastrophic loss.

Commercial Auto quota share treaty, expiring December 31, 2009, provides for coverage of 50% of the first $300,000 per occurrence.  An excess of loss contract provides coverage of $1.7 million in excess of the $300,000 quota share coverage for a total coverage of $2 million per occurrence.  The maximum Company retention is 50% of the quota share amount of $300,000 or $150,000 per occurrence.

Commercial Lines business other than auto written by the Company is reinsured under an 85% quota share treaty, expiring December 31, 2009.  Personal Umbrella business written is reinsured under a 90% quota share limiting the Company to a maximum of $100,000 per risk.

Through quota share, excess of loss and catastrophe reinsurance agreements, the Company limits its exposure to a maximum loss on any one risk as follows:

Maximum
Loss
Line of business	Exposure
Casualty and property (personal lines)
July 1, 2006 - June 30, 2010	$175,000
July 1, 2005 - June 30, 2006	$140,000
July 1, 2003 - June 30, 2005	$75,000
July 1, 2002 - June 30, 2003	$100,000
January 1, 2002 - June 30, 2002	$100,000

Basic auto physical damage
January 1, 2006 - December 31, 2007	100% of covered loss
October 1, 2003 - December 31, 2005	40% of covered loss

Private passenger auto
July 1, 2007 - December 31, 2008	25% of covered loss

Casualty and property (commercial lines)
October 1, 2002 - December 31, 2003	$100,000
July 1, 1999 - October 1, 2002	$25,000

Commercial auto liability
January 1, 2007 - December 31, 2008	$150,000
January 1, 2005 - December 31, 2006	$150,000
January 1, 2004 - December 31, 2004	$120,000
January 1, 2002 - December 31, 2003	$100,000

Commercial auto physical damage
January 1, 2007 - December 31, 2007	50% of covered loss
January 1, 2004 - December 31, 2006	40% of covered loss
January 1, 2002 - December 31, 2003	100% of covered loss

The Company’s reinsurance program is structured to enable it to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. This structure has enabled the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. The Company’s participation in reinsurance arrangements does not relieve the Company from its obligations to policyholders.

Approximate reinsurance recoverables by reinsurer as of September 30, 2009 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total
Motors Insurance Corporation	$5,717	$458	$6,175
SCOR Reinsurance Company	1,760	80	1,840
Allied World Assurance Company	934	119	1,053
Folksamerica Reinsurance Company	989	33	1,022
Arch Reinsurance Company	506	100	606
Others	1,040	221	1,261
Total	$10,946	$1,011	$11,957

To reduce the Company’s credit exposure to reinsurance, the net ceded recoverable balances due from SCOR Reinsurance Company and Motors Insurance Corporation (related to all quota share and excess of loss reinsurance agreements effective January 1, 2006 and subsequent) were secured pursuant to collateralized trust agreements.  Assets held in these two trusts are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively.  Net reinsurance recoverables from SCOR Re and Motors in total that were secured by these agreements were $14,125,000 at September 30, 2009. These trust agreements do not cover any recoverables from reinsurance agreements effective prior to January 1, 2006.

Reinsurance recoverable from Allied World Assurance Company are guaranteed by an irrevocable bank letter of credit.

Ceding Commissions

The Company earns ceding commissions under its quota share reinsurance agreements based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios.  The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

As of September 30, 2009 the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions.

Ceding commissions for period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009 consist of the following:

Ceded commission on reinsurance treaties	$1,508,441
Contingent commission ceded	(25,192)
$1,483,249

Note 9 - Notes Receivable-Commercial Mutual Insurance Company

Purchase of Notes Receivable

On January 31, 2006, the Company purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC was a New York property and casualty insurer. As of June 30, 2009, the Surplus Notes acquired were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes could only be made out of the surplus of CMIC and required the approval of the New York State Department of Insurance.  The Company did not receive any interest payments during 2009 and 2008. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts. Through June 30, 2009 and for the nine months and three months ended September 30, 2008, such accretion amount, together with interest on the Surplus Notes are included in the consolidated statement of operations as “Interest income-notes receivable.”

Exchange of Notes Receivable

See Note 3 for a discussion of the exchange of the Surplus Notes and accrued interest for 100% of the equity of CMIC (renamed Kingstone Insurance Company).

Note 10 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated  16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate principal amount of $551,000 (the “New York Notes”) were also delivered at the closing.  The New York Notes are payable in installments of approximately $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum.

Pennsylvania Stores:  Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated the three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders.

Notes receivable arising from the sale of businesses as of September 30, 2009 consists of:

		Less
	Total	Current
	Note	Maturities	Long-Term
Sale of NY stores	$550,543	$550,543	$-
Sale of Pennsylvania stores	394,610	15,336	379,274
Sale of Franchise business	150,000	50,000	100,000
	1,095,153	615,879	479,274
Accrued interest	18,766	18,757	9
Total	$1,113,919	$634,636	$479,283

Note 11 - Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009 as follows:

Net deferred acquisition costs net of ceding
commission revenue, beginning of period	$(34,574)

Cost incurred and deferred:
Commissions and brokerage	1,148,108
Other underwriting and acquisition costs	298,426
Ceding commission revenue	(1,688,749)
Net deferred acquisition costs net of ceding
commission revenue deferred during year	(242,214)
Amortization	233,529
(8,685)

Net deferred acquisition costs net of ceding
commission revenue, end of period	$(43,259)

Ending balances for deferred acquisition costs and deferred ceding commission revenue as of September 30, 2009 follows:

Deferred acquisition costs	$2,800,445
Deferred ceding commission revenue	(2,843,703)
Balance at end of period	$(43,258)

Note 12 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

September 30, 2009 (unaudited)
Building	$1,420,512	$(4,980)	$1,415,532
Land	132,097	-	132,097
Furniture	76,850	(51,105)	25,745
Computer equipment and software	275,658	(177,178)	98,480
Automobile	29,183	(4,169)	25,014
Entertainment facility	200,538	(138,706)	61,832
Total	$2,134,838	$(376,138)	$1,758,700

December 31, 2008
Furniture	$58,076	$(47,833)	$10,243
Computer equipment and software	157,611	(154,589)	3,022
Entertainment facility	200,538	(131,186)	69,352
Total	$416,225	$(333,608)	$82,617

Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $103,113 and $26,533, respectively. Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $94,519 and $11,161, respectively.

Note 13 - Property and Casualty Insurance Activity

Premiums written, ceded and earned for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009 are as follows:

	Direct	Assumed	Ceded	Net
Premiums written	$6,924,750	$8,378	$(4,659,252)	$2,273,876
Change in unearned premiums	(335,551)	(5,426)	329,920	(11,057)
Premiums earned	$6,589,199	$2,952	$(4,329,332)	$2,262,819

The components of the liability for loss and LAE expenses (“LAE”) and related reinsurance receivables as of September 30, 2009 are as follows:

	Gross	Reinsurance
	Liability	Receivables
Case-basis reserves	$12,367,841	$8,367,527
Loss adjustment expenses	2,168,875	1,085,000
IBNR reserves	2,656,553	1,534,564
Recoverable on paid losses	-	969,974
Total loss and loss adjustment expenses	$17,193,269	11,957,065
Unearned premiums		9,131,007
Total reinsurance receivables		$21,088,072

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009:

Balance at July 1, 2009	$16,191,784
Less reinsurance recoverables	(10,054,697)
6,137,087

Incurred related to:
Current year	1,055,695
Prior years	31,581
Total incurred	1,087,276

Paid related to:
Current year	224,779
Prior years	793,406
Total paid	1,018,185

Net balance at end of period	6,206,178
Add reinsurance recoverables	10,987,091
Balance at end of period	$17,193,269

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $1,977,441 for the period from July 1, 2009 (Date of KICO Acquisition) through September 30, 2009.

Prior year incurred loss and LAE development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends.

Loss and loss adjustment expense reserves

The reserving process for loss adjustment expense reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control. The loss ratio projection method is used to estimate loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, the Company reviews, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years.

Table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

Accident Year
Product Line	Most Recent	1st Prior	All Other

Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Multi-Family	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril property	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril liability	Loss Ratio	Loss Development	Loss Development
Other Liability	Loss Ratio	Loss Development	Loss Development
Commercial Auto Liability	Loss Ratio	Loss Development	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development
Personal Auto Liability	Loss Ratio	Loss Development	Loss Development

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

The Company is not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in its current loss development factors.

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2005 and prior is limited although there remains the possibility of adverse development on reported claims. This is reflected by the loss development as of September 30, 2009 showing developed redundancies since 2005. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date. A reserve was established due to the potential that the pool will be unable to collect reinsurance on certain lead paint cases. The balance of the reserve was $46,000 as of September 30, 2009.

Note 14 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	September 30, 2009			December 31, 2008
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$41,454	$23,916	$17,538	$58,133	$22,338	$35,795
Note payable,
Accurate acquisition	-	-	-	450,695	70,872	379,823
Notes payable	750,000	-	750,000	1,500,000	1,500,000	-
	$791,454	$23,916	$767,538	$2,008,828	$1,593,210	$415,618

Note Payable, Accurate Acquisition

On April 17, 2009, the Company paid the balance of the note payable incurred in connection with the Accurate acquisition.

Notes Payable

As of December 31, 2008, the outstanding principal balance of Notes Payable was $1,500,000. On May 12, 2009, three of the holders of the notes exchanged an aggregate of $519,231 of note principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see Note 15). Concurrently, the Company paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. As part of the transaction, a retirement trust established for the benefit of Jack Seibald, one of the Company’s directors and principal stockholders, exchanged its note in the approximate principal amount of $288,000 for shares of Series E Preferred Stock.  In addition, a limited liability company of which Barry Goldstein, the Company’s Chief Executive Officer, a director and a principal stockholder, is a minority member exchanged its note in the approximate principal amount of $115,000 for shares of Series E Preferred Stock.

On May 12, 2009, the Company prepaid $686,539 in principal of the Notes Payable to the remaining five note holders, together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

On June 29, 2009, the Company prepaid the remaining $294,230 in principal of the Notes Payable to such remaining note holders, together with $19,400, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

In June 2009 and September 2009, the Company borrowed $500,000 and $250,000, respectively, and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

Included in the 2009 Notes issued above were $370,000 issued to related parties as follows:

A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Sam Yedid and members of his family purchased 2009 Notes in the aggregate principal amounts of $100,000.

Long-term debt matures as follows:

Years ended December 31,
2009 (3 months)	$5,660
2010	24,467
2011	761,327
$791,454

Note 15 - Exchange and Issuance of Preferred Stock

Effective April 16, 2008, AIA Acquisition Corp. (“AIA”), the holder of the Company’s Series B Preferred Stock exchanged such shares for an equal number of shares of Series C Preferred Stock, the terms of which were substantially identical to those of the shares of Series B Preferred Stock, except that the outside date for mandatory redemption was April 30, 2009 and the Series C Preferred Stock provided for dividends at the rate of 10% per annum.

Effective August 23, 2008, AIA exchanged the Series C Preferred Stock for an equal number of shares of Series D Preferred Stock, the terms of which were substantially identical to those of the shares of Series C Preferred Stock, except that the outside date for mandatory redemption was July 31, 2009.

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are the stockholders of AIA.

On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 14).

As of September 30, 2009, there were 1,299 shares outstanding of Series E Preferred Stock, convertible into 649,615 shares of Common Stock.

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the various series of Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

Note 16 - Risk Based Capital

State insurance departments impose risk-based capital (“RBC”) requirements on insurance enterprises. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators.  RBC provides for targeted surplus levels based on formulas, which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company’s assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders, or other creditors (credit risk); (c) the risk of underestimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities, and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC (“ACLC”).

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of September 30, 2009.

Note 17 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. KICO and its subsidiaries are consolidated as of July 1, 2009. State tax returns are filed on a consolidated or separate basis depending on applicable laws.

At December 31, 2008, the Company had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,589,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”), as a result of a greater than 50% ownership change of the Company in 1999. Our taxable loss for the nine months ended September 30, 2009 was approximately $876,000. This loss will be available for future years, expiring through December 31, 2029.

For the nine months and three months ended September 30, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the nine months ended September 30, 2009 and 2008, and for the three months ended September 30, 2009 and 2008, the tax benefit resulting from the losses of discontinued operations was recorded in continuing operations.

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a various rates depending on whether the temporary differences are subject to Federal taxes, State taxes, or both. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Deferred tax asset:
Net operating loss carryovers subject to annual limitations	$846,000	$846,000
Other net operating loss carryovers	851,373	544,000
Claims reserve discount	133,204	-
Unearned premium	348,059	-
Loss and loss adjustment expenses	218,443	-
Deferred ceding commission revenue	966,859	-
Depreciation and amortization	-	21,000
Investment impairments	76,565	-
Stock compensation expense	-	67,000
Other	98,791	-
Total deferred tax assets	3,539,294	1,478,000

Deferred tax liability:
Investment in KICO	1,169,000	1,144,000
Deferred acquisition costs	952,151	-
Intangibles	1,608,540	-
Depreciation and amortization	267,360	-
Reinsurance recoverable	177,222	-
Net unrealized appreciation of securities	87,854	-
Other	67,288	41,000
Total deferred tax liabilities	4,329,415	1,185,000

Net deferred tax (liabilty)/asset before valuation allowance	(790,121)	293,000
Less valuation allowance due to Annual Limitation of net operating loss carryover	(493,000)	(493,000)
Net deferred income tax liability	$(1,283,121)	$(200,000)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established, except for NOL limitations, as the Company believes it is more likely than not the deferred tax assets will be realized.

Effective January 1, 2009, the Company adopted GAAP guidance for the accounting for uncertainty in income taxes and had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

Note 18 - Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a law suit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect on the financial statements.

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement dated October 16, 2007 (the “Employment Agreement”) that expires on June 30, 2010.  Pursuant to the Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $350,000 (which base salary has been in effect since January 1, 2004) (“Base Salary”) and annual bonuses based on net income.  On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “Amendment”) to the Employment Agreement. The Amendment entitles Mr. Goldstein to devote certain time to KICO to fulfill his duties and responsibilities as its Chairman of the Board and Chief Investment Officer. Such permitted activity is subject to a reduction in Base Salary under the Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2009, is $157,500 per year. Mr. Goldstein’s title as Chairman of the Board and Chief Investment Officer of KICO is subject to approval by KICO’s Board at its next annual meeting to be held in March 2010. KICO is a New York property and casualty insurer. On July 1, 2009, we acquired 100% of the stock of KICO.

Chief Executive Officer (KICO)

KICO’s President and Chief Executive Officer, John D. Reiersen, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008 (together, the “Reiersen Agreement”). The Reiersen Agreement, which expires on December 31, 2011, may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive six months severance and accrued vacation up to a maximum of 50 days. Pursuant to the Reiersen Agreement, Mr. Reiersen is entitled to receive an annual base salary of $256,500 (with increases of 5% on each of January 1, 2010 and 2011), plus additional customary benefits.  Mr. Reiersen’s title as President and Chief Executive Officer of KICO is subject to approval by KICO’s Board at its next annual meeting to be held in March 2010. Mr. Reiersen also receives a $2,000 annual fee for his position as a director of KICO.

Approval Required for Transactions with Subsidiary

In connection with the plan of conversion of CMIC, the Company has agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO without the approval of the Insurance Department. The Company has also agreed with the Insurance Department that any intercompany transaction between itself and KICO must be filed with the Insurance Department 30 days prior to implementation.

Note 19 - Employee Stock Compensation

In November 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”), which provided for the issuance of incentive stock options and non-statutory stock options. Under this plan, options to purchase not more than 400,000 shares of the Company’s Common Stock were permitted to be granted, at a price to be determined by our Board of Directors or the Stock Option Committee at the time of grant. During 2002, the Company increased the number of shares of Common Stock authorized to be issued pursuant to the 1998 Plan to 750,000. Incentive stock options granted under the 1998 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determined the expiration date with respect to non-statutory options granted under the 1998 Plan. The 1998 Plan terminated in November 2008.

In December 2005, the Company’s shareholders ratified the adoption of the 2005 Equity Participation Plan (the “2005 Plan” and together with the 1998 Plan, the “Plans”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under the 2005 Plan, a maximum of 300,000 shares of Common Stock may be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the nine months and three months ended September 30, 2009 include share-based compensation expense related to stock options totaling approximately $35,000 and $21,000, respectively. Our results for the nine months and three months ended September 30, 2008 include share-based compensation expense totaling approximately $64,000 and $16,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses.

Stock option compensation expense in 2009 and 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2009 was $1.98 per share. The fair value of options at the grant date was estimated using the Black-Scholes pricing model. No stock options were granted during the nine months ended September 30, 2008.

A summary of option activity under the Plans as of September 30, 2009, and changes during the nine months then ended, is as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	177,400	$2.40	-	-

Granted	70,000	$2.35	-	-
Exercised	-	$-	-	-
Forfeited	(22,400)	$3.82	-	-

Outstanding at September 30, 2009	225,000	$2.24	3.43	$12,150

Vested and Exercisable at September 30, 2009	126,354	$2.24	2.84	$8,859

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the shares that had exercise prices that were lower than the $2.15 closing price of our common shares on September 30, 2009.  No options were exercised in the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $101,000. Unamortized compensation cost as of September 30, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.66 years.

Note 20 - Net Income (Loss) Per Common Share

Basic net earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options, warrants and mandatorily redeemable preferred shares with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

For the nine months ended September 30, 2009 options and mandatorily redeemable preferred shares had an exercise price in excess of the average market price of the Company’s common shares during the period and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and have not been adjusted for the effects of 874,615 potential common shares from unexercised stock options and the conversion of convertible preferred shares.

For the three months ended September 30, 2009 there were 126,563 options with an exercise price in excess of the average market price of the Company’s common shares during the period and the inclusion of 98,438 options in the computation of diluted earnings per share would have been anti-dilutive, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2009 follows:

Weighted average number of shares outstanding	2,977,501
Effect of dilutive securities, common share equivalents	649,615

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,627,116

Net income from continuing operations available to common shareholders for the computation of diluted earnings per share for the three months ended September 30, 2009 is computed as follows:

Net income from continuing operations	$5,642,148
Interest expense on dilutive convertible preferred stock	37,353

Net income from continuing operations available
to common shareholders for diluted earnings per share	$5,679,501

Net income available to common shareholders for the computation of diluted earnings per share for the three months ended September 30, 2009 is computed as follows:

Net income	$5,585,598
Interest expense on dilutive convertible preferred stock	37,353

Net income available to common shareholders for
diluted earnings per share	$5,622,951

For the nine months and three months ended September 30, 2008, the Company recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 498,300 potential common shares from unexercised stock options and warrants, and the conversion of convertible preferred shares, which were anti-dilutive for such period.

Note 21 - Discontinued Operations

Premium Financing

On February 1, 2008, the Company’s wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). Under the terms of the sale, Payments was entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it was collected. For the nine months ended September 30, 2009 and 2008, Payments received approximately $18,000 and $63,000 based on the net earnings generated from collections of the acquired loan portfolio. Under the terms of the sale, PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by the Company in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the nine months and three months ended September 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at September 30, 2009 and December 31, 2008. Continuing operations of the premium financing operations only consists of placement fee revenue and any related expenses.

Summarized financial information of the premium financing business as discontinued operations for the nine months and three months ended September 30, 2009 and 2008 follows (unaudited):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premium finance revenue	$-	$225,322	$-	$-

Operating Expenses:
General and administrative expenses	-	271,696	-	89,753
Provision for finance receivable losses	-	-	-	(89,316)
Depreciation and amortization	-	46,556	-	-
Interest expense	-	47,152	-	1,971
Total operating expenses	-	365,404	-	2,408

Loss from operations	-	(140,082)	-	(2,408)
Loss on sale of premim financing portfolio	-	250,603	-	4,728
Loss before provision for income taxes	-	(390,685)	-	(7,136)
Provision for income taxes	-	-	-	-

Loss from discontinued operations,
net of income taxes	$-	$(390,685)	$-	$(7,136)

The components of assets and liabilities of the premium financing discontinued operations as of September 30, 2009 and December 31, 2008 are as follows:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Due from purchaser of premium finance portfolio	$-	$18,291
Total assets	$-	$18,291

Total liabilities	$-	$-

Retail Business

In December 2008, due to declining revenues and profits the Company decided to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in the Retail Business.

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $275,500 on each of March 31, 2010 and September 30, 2010 and provide for interest at the rate of 5.25% per annum. As additional consideration, the Company shall be entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008.

Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated its three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the nine months and three months ended September 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at September 30, 2009 and December 31, 2008.

Summarized financial information of the Retail Business as discontinued operations for the nine months and three months ended September 30, 2009 and 2008 follows (unaudited):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Commissions and fee revenue	$1,028,797	$3,091,871	$-	$946,525

Operating Expenses:
General and administrative expenses	1,228,657	2,852,478	49,769	910,891
Depreciation and amortization	59,481	161,640	-	51,829
Interest expense	11,517	31,498	1,034	10,043
Impairment of intangibles	49,470		-	-
Total operating expenses	1,349,125	3,045,616	50,803	972,763

Loss (income) from operations	(320,328)	46,255	(50,803)	(26,238)
Loss on sale of business	27,140	-	5,748	-
(Loss) income before benefit from income taxes	(347,468)	46,255	(56,551)	(26,238)
Benefit from income taxes	(76,499)	-	-	-

(Loss) income from discontinued operations,
net of income taxes	$(270,969)	$46,255	$(56,551)	$(26,238)

The components of assets and liabilities of the Retail Business discontinued operations as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$404,180
Other current assets	-	32,325
Property and equipment, net	-	144,750
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	-	30,277
Total assets	$-	$2,894,856

Accounts payable and accrued expenses	$85,800	$136,685
Deferred income taxes	-	77,000
Total liabilities	$85,800	$213,685

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated its DCAP franchise business (collectively, the “Franchise Stock”). The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders.

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the nine months and three months ended September 30, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at September 30, 2009 and December 31, 2008.

Summarized financial information of the franchise business as discontinued operations for the nine months and three months ended September 30, 2009 and 2008 follows (unaudited):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Commissions and fee revenue	$213,831	$346,765	$-	$86,223

Operating Expenses:
General and administrative expenses	179,813	618,123	-	62,079
Depreciation and amortization	2,061	26,655	-	7,721
Total operating expenses	181,874	644,778	-	69,800

Income (loss) from operations	31,957	(298,013)	-	16,423
Loss on sale of business	1,312	-	-	-
Income (loss) before provision for income taxes	30,645	(298,013)	-	16,423
Provision for income taxes	-	-	-	-

Income (loss) from discontinued operations,
net of income taxes	$30,645	$(298,013)	$-	$16,423

The components of assets and liabilities of the franchise business discontinued operations as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$134,522
Other current assets	-	101,678
Deferred income taxes	-	16,000
Property and equipment, net	-	7,876
Other assets	-	4,996
Total assets	$-	$265,072

Accounts payable and accrued expenses	$-	$9,809
Total liabilities	$-	$9,809

Summarized Financial Information of Discontinued Operations

Summarized financial information of consolidated discontinued operations for the nine months and three months ended September 30, 2009 and 2008 follows (unaudited):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Commissions and fee revenue	$1,242,628	$3,438,636	$-	$1,032,748
Premium finance revenue	-	225,322	-	-
Total revenue	1,242,628	3,663,958	-	1,032,748

Operating Expenses:
General and administrative expenses	1,408,469	3,742,297	49,768	1,062,723
Provision for finance receivable losses	-	-	-	(89,316)
Depreciation and amortization	61,542	234,851	-	59,550
Interest expense	11,517	78,650	1,034	12,014
Impairment of intangibles	49,470	-	-	-
Total operating expenses	1,530,998	4,055,798	50,802	1,044,971

Loss from operations	(288,370)	(391,840)	(50,802)	(12,223)
Loss on sale of businesses	28,452	250,603	5,748	4,728
Loss before benefit from income taxes	(316,822)	(642,443)	(56,550)	(16,951)
Benefit from income taxes	(76,499)	-	-	-

Loss from discontinued operations,
net of income taxes	$(240,323)	$(642,443)	$(56,550)	$(16,951)

The components of assets and liabilities of our consolidated discontinued operations as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$-	$538,702
Due from purchaser of premium finance portfolio	-	18,291
Other current assets	-	134,003
Deferred income taxes	-	16,000
Property and equipment, net	-	152,626
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	-	35,273
Total assets	$-	$3,178,219

Accounts payable and accrued expenses	$85,800	$146,493
Deferred income taxes	-	77,000
Total liabilities	$85,800	$223,493

Summary of Significant Accounting Policies of Discontinued Operations

Finance income, fees and receivables – In the discontinued premium finance operations, the interest method was used to recognize interest income over the life of each loan in accordance with GAAP guidance for accounting for nonrefundable fees and costs associated with originating or acquiring loans. Upon the establishment of a premium finance contract, the Company recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% per annum for the nine months ended September 30, 2008. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

Commission and fee income – In discontinued operations, commission revenue was recognized in from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies were reflected at the time of cancellation. Fees for income tax preparation were recognized when the services are completed. Automobile club dues were recognized equally over the contract period.

Franchise fee revenue on initial franchisee fees was recognized when substantially all of the Company’s contractual requirements under the franchise agreement were completed. Franchisees also paid a monthly franchise fee plus an applicable percentage of advertising expense. The Company was obligated to provide marketing and training support to each franchisee.

Note 22 - Subsequent Events

The Company has performed an evaluation of subsequent events through December 2, 2009, which is the date the financial statements were issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of Commercial Mutual Insurance Company (“CMIC”) (renamed Kingstone Insurance Company or “KICO”) and its subsidiaries, pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company (See Note 3 to the Consolidated Financial Statements - “Acquisition of Commercial Mutual Insurance Company”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO, in consideration for the exchange of the $3,750,000 principal amount of surplus notes of CMIC. In addition, we forgave all accrued and unpaid interest of approximately $2,246,000 on the surplus notes as of the date of conversion.

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period beginning July 1, 2009 (“KICO Acquisition Date”) through September 30, 2009. Accordingly, discussions pertaining to KICO will only include the three months ended September 30, 2009.

Until December 2008, our continuing operations primarily consisted of the ownership and operation of 19 insurance brokerage and agency storefronts, including 12 Barry Scott locations in New York State, three Atlantic Insurance locations in Pennsylvania, and four Accurate Agency locations in New York State. In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Business locations in Pennsylvania (the “Pennsylvania Sale”).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations and prior periods have been restated.

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

Consolidated Results of Operations

During the third quarter, we completed the acquisition of KICO on July 1, 2009. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of this acquisition particularly through the addition of our insurance underwriting business that now includes all of the operations of KICO.

We have changed the presentation of our business results by reclassifying our previously reported continuing operations based on reporting standards for insurance underwriters. The prior period disclosures have been restated to conform to the current presentation. General corporate overhead not incurred by our underwriting business is allocated to other operating expenses.

Due to the acquisition of KICO and the commencement of our insurance underwriting business on July 1, 2009, and the discontinuance of all business operations previously in place before the acquisition date, the comparability of information between quarters and years is less meaningful.

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

Separate discussions follow for results of continuing operations and discontinued operations.

	Nine Months ended September 30, 2009					Three Months ended September 30, 2009
($ in thousands)	2009	2008	Change	Percent		2009	2008	Change	Percent
Revenues
Net premiums earned	$2,263	$-	$2,263	(A)		$2,263	$-	$2,263	(A)
Ceding commission revenue	1,483	-	1,483	(A)		1,483	-	1,483	(A)
Net investment income	116	-	116	(A)		116	-	116	(A)
Net realized gains on investments	100	-	100	(A)		100	-	100	(A)
Other income	518	333	185	55.6%		154	112	42	37.4%
Total revenues	4,480	333	4,147	1,245.3%		4,115	112	4,003	3,575.5%

Expenses
Loss and loss adjustment expenses	1,087	-	1,087	(A)		1,087	-	1,087	(A)
Commission expense	1,092	-	1,092	(A)		1,092	-	1,092	(A)
Other underwriting expenses	1,077	-	1,077	(A)		1,077	-	1,077	(A)
Other operating expenses	952	890	62	7.0%		286	246	40	16.2%
Depreciation and amortization	103	27	76	281.5%		95	11	83	746.9%
Interest expense	151	187	(36)	(19.3	) %	17	57	(40)	(69.7	) %
Interest expense - mandatorily		-
redeemable preferred stock	90	47	43	91.5%		37	20	18	91.6%
Total expenses	4,552	1,151	3,401	295.5%		3,691	333	3,358	N/A	%

(Loss) income from operations	(72)	(818)	746	(91.2	) %	424	(221)	646	(291.7	) %
Gain on acquistion of
Kingstone Insurance Company	5,402	-	5,402	(A)%		5,402	-	5,402	(A)
Interest income-CMIC note receivable	60	731	(671)	(91.8	) %	-	129	(129)	(100.0	) %
Income (loss) from continuing operations
before taxes	5,390	(87)	5,477	(A)%		5,826	(92)	5,918	(A)%
(Benefit from) provision for tax	(26)	(288)	262	(91.0	) %	184	(9)	193	(A)%
Income (loss) from continuing operations	5,416	201	5,215	(A)%		5,642	(83)	5,725	(A)%
Loss from discontinued operations,
net of taxes	(240)	(642)	402	(62.6	) %	(57)	(17)	(40)	233.6%
Net income (loss)	5,176	(441)	5,617	(A)%		5,586	(100)	5,686	(A)%

Percent of total revenues:
Net premiums earned	50.5%	0.0%				55.0%	0.0%
Ceding commission revenue	33.1%	0.0%				36.0%	0.0%
Net investment income	2.6%	0.0%				2.8%	0.0%
Net realized gains on investments	2.2%	0.0%				2.4%	0.0%
Other income	11.6%	100.0%				3.7%	100.0%
	100.0%	100.0%				100.0%	100.0%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Consolidated Results of Operations for the Nine Months and Three Months September 30, 2009 and 2008

Continuing Operations

During the nine months ended September 30, 2009 (“2009”), revenues from continuing operations were $4,480,000, as compared to $333,000 for the nine months ended September 30, 2008 (“2008”).  During the three months ended September 30, 2009 (“Q3 2009”), revenues from continuing operations were $4,115,000, as compared to $112,000 for the three months ended September 30, 2008 (“Q3 2008”).  The increase in total revenues in both periods was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred in the third quarter of 2009 on July 1, 2009.

Net investment income of $116,000 and realized gains of $100,000 for the nine months and three months ended September 30, 2009 were attributable to the acquisition of KICO on July 1, 2009. The positive cash flow from operations was the result of the aforementioned acquisition. The tax equivalent investment yield, excluding cash, was 4.91% at September 30, 2009. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2009 were $4,552,000, as compared to $1,151,000 in 2008. Total expenses in Q3 2009 were $3,691,000, as compared to $333,000 in Q3 2008. The increase in total expenses in both periods was due to the increases in all categories of expenses stemming from the acquisitions of KICO that occurred in the third quarter of 2009 on July 1, 2009.

Gain on acquisition of Kingstone Insurance Company of $5,402,000 in 2009 and Q3 2009 is attributable to the bargain purchase price which was a result of the excess of net assets acquired from KICO compared to the acquisition cost.

Interest income from CMIC notes receivable in 2009 was $60,000, as compared to $731,000 in 2008. The decrease in 2008 was due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, (ii) a reduction in the variable interest rate in 2009 due to a decrease in the prime rate and (iii) the forgiveness of the note receivable in exchange for our 100% equity interest of KICO on July 1, 2009. Interest income from CMIC notes receivable in Q3 2009 was $-0-, as compared to $129,000 in Q3 2008. The decrease in Q3 2009 was due to the forgiveness of the note receivable in exchange for our 100% equity interest in KICO on July 1, 2009.

The benefit from income taxes (including state taxes) was $26,000 in 2009, as compared to a tax benefit of $288,000 in 2008. The tax benefit on income from continuing operations is attributable to the gain on acquisition of KICO being treated as a permanent difference for income tax purposes. In addition, the tax benefit resulting from the losses of discontinued operations was recorded in continuing operations. The provision for income taxes (including state taxes) was $184,000 in Q3 2009, as compared to a tax benefit of $9,000 in Q3 2008. The tax provision in Q3 2009 is attributable to the taxable income of KICO, offset by the non-taxable gain on acquisition of KICO.

Discontinued Operations

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Nine months ended September 30,					Three months ended September 30,
($ in thousands)	2009	2008	Change	Percent		2009	2008	Change	Percent

Commissions and fee revenue	$1,029	$3,092	$(2,063)	(67	) %	$-	$947	$(947)	(100	) %

Operating Expenses:
General and administrative expenses	1,229	2,852	(1,623)	(57	) %	50	910	(860)	(95	) %
Depreciation and amortization	59	162	(103)	(64	) %	-	52	(52)	(100	) %
Interest expense	12	32	(20)	(63	) %	1	11	(10)	(91	) %
Impairment of intangibles	49	-	49	n/a		-	-	-	n/a
Total operating expenses	1,349	3,046	(1,697)	(56	) %	51	973	(922)	(95	) %

(Loss) income from operations	(320)	46	(366)	(796	) %	(51)	(26)	(25)	96%
Loss on sale of business	(27)	-	(27)	n/a		(6)	-	(6)	n/a
(Loss) income before benefit from income taxes	(347)	46	(393)	(854	) %	(57)	(26)	(31)	119%
Benefit from income taxes	(76)	-	(76)	n/a		-	-	-	n/a
(Loss) income from discontinued operations	$(271)	$46	$(317)	(689	) %	$(57)	$(26)	$(31)	119%

The decrease in revenue and expenses in our discontinued Retail Business in 2009 as compared to 2008, and Q3 2009 as compared to Q3 2008 was attributable to the cessation of operations of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009.

Franchise Business

The following table summarizes the changes in the results of our franchise business discontinued operations (in thousands) for the periods indicated:

	Nine months ended September 30,					Three months ended September 30,
($ in thousands)	2009	2008	Change	Percent		2009	2008	Change	Percent

Commissions and fee revenue	$214	$347	$(133)	(38	) %	$-	$86	$(86)	(100	) %

Operating Expenses:
General and administrative expenses	180	618	(438)	(71	) %	-	62	(62)	(100	) %
Depreciation and amortization	2	27	(25)	(93	) %	-	8	(8)	(100	) %
Total operating expenses	182	645	(463)	(72	) %	-	70	(70)	(100	) %

Income (loss) from operations	32	(298)	330	(111	) %	-	16	(16)	(100	) %
Loss on sale of business	(1)	-	(1)	n/a		-	-	-	n/a
Income (loss) before provision for income taxes	31	(298)	329	(110	) %	-	16	(16)	(100	) %
Provision for income taxes	-	-	-	n/a		-	-	-	n/a
Income (loss) from discontinued operations	$31	$(298)	$329	(110	) %	$-	$16	$(16)	(100	) %

The decrease in revenue and expenses in our discontinued franchise business in 2009 as compared to 2008, and Q3 2009 as compared to Q3 2008 was a result of the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Nine months ended September 30,					Three months ended September 30,
($ in thousands)	2009	2008	Change	Percent		2009	2008	Change	Percent

Premium finance revenue	$-	$225	$(225)	(100	) %	$-	$-	$-	n/a

Operating Expenses:
General and administrative expenses	-	272	(272)	(100	) %	-	90	(90)	(100	) %
Provision for finance receivable losses	-	-	-	n/a	%	-	(89)	89	n/a
Depreciation and amortization	-	47	(47)	(100	) %	-	-	-	n/a
Interest expense	-	47	(47)	(100	) %	-	2	(2)	n/a
Total operating expenses	-	366	(366)	(100	) %	-	3	(3)	(100	) %

Loss from operations	-	(141)	141	(100	) %	-	(3)	3	(100	) %
Loss on sale of premium financing portfolio	-	(250)	250	(100	) %	-	(5)	5	(100	) %
Loss before benefit from income taxes	-	(391)	391	(100	) %	-	(8)	8	(100	) %
Provision for income taxes	-	-	-	n/a		-	-	-	n/a
Loss from discontinued operations	$-	$(391)	$391	(100	) %	$-	$(8)	$8	(100	) %

There was no activity in our discontinued premium finance business in 2009. Our premium finance portfolio was sold on February 1, 2008.  Premium finance operations for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Net income

Net income was $5,176,000 for 2009, compared to a net loss of $441,000 in 2008. Net income was $5,586,000 in Q3 2009, compared to a net loss of $100,000 in Q3 2008. The increase in net income during both periods ended in 2009 was due to the inclusion of KICO’s operations effective July 1, 2009, the gain on acquisition of KICO, and the cessation of our discontinued operations.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the period from July 1, 2009 through September 30, 2009 (Date of KICO acquisition) follows:

Revenues
Net premiums earned	$2,262,819
Ceding commission revenue	1,483,249
Net investment income	115,657
Net realized gains on investments	99,856
Other income	40,623
Total revenues	4,002,204

Expenses
Loss and loss adjustment expenses	1,087,276
Commission expense	1,091,638
Other underwriting expenses	1,077,318
Depreciation and amortization	90,761
Total expenses	3,346,993

Income from operations	655,211
Income tax expense	241,205
Net income	$414,006

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,070,902	$23,877	$-	$-	$3,094,779	25.2%

Political subdivisions of States,
Territories and Possessions	4,607,406	119,320	-	-	4,726,726	38.4%

Corporate and other bonds
Industrial and miscellaneous	3,064,581	78,974	(25,401)	-	3,118,154	25.4%
Total fixed-maturity securities	10,742,889	222,171	(25,401)	-	10,939,659	89.0%
Equity Securities	1,221,762	188,830	(56,078)	-	1,354,514	11.0%
Total	$11,964,651	$411,001	$(81,479)	$-	$12,294,173	100.0%

Credit Rating of Fixed-Maturity Securities

As of September 30, 2009, 97.6% of our fixed-maturity securities had a credit rating assigned to securities by Standard & Poor’s of A- or greater.

Fair Value Consideration

As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 4 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

Liquidity and Capital Resources

Cash Flows

Effective July 1, 2009, the primary sources of cash flow is from our insurance underwriting subsidiary KICO, which are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also use funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.

In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. We have also agreed with the Insurance Department that any intercompany transaction between KICO and us must be filed with the Insurance Department 30 days prior to implementation.

The primary sources of cash flow for our holding company operations are from the commission income we receive in connection with the sale of our premium finance portfolio and collection of notes and interest income from the sale of businesses that were included in our discontinued operations. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2009	2008

Cash flows provided by (used in):
Operating activities	$582,174	$(601,170)
Investing activities	2,291,161	1,019,726
Financing activities	(698,143)	(928,820)
Net increase (decrease) in cash and cash equivalents	2,175,192	(510,264)
Cash and cash equivalents, beginning of year	142,949	1,030,822
Cash and cash equivalents, end of year	$2,318,141	$520,558

Net cash provided by operating activities was $582,000 in 2009. Net cash used in operations was $601,000 in 2008. The increase in cash flow in 2009 was primarily a result of additional operating cash flows provided through the acquisition of KICO on July 1, 2009.

Net cash flows provided by investing activities were $2,291,000 in 2009 compared to $1,020,000 provided in 2008. The increase in cash flow in 2009 was primarily a result of the proceeds collected from the sale of our discontinued operations during the first six months of 2009 and additional investing cash flows provided through the acquisition of KICO on July 1, 2009.

Net cash used in financing activities during 2009 was $698,000, due to $1,448,000 of principal payments on long-term debt and lease obligations, offset by $750,000 of proceeds from newly issued long-term debt. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transaction in 2009

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

In June 2009 and September 2009, we borrowed $500,000 and $250,000, respectively, and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2009. This conclusion was based on the material weakness identified in the Company’s internal control over financial reporting as noted below.

Such disclosure controls and procedures are designed to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2009, we did not maintain effective controls to assure that information required to be disclosed in our Exchange Act reports is reported within the time periods specified in the SEC’s rules and forms.

In light of the material weakness described above, we have performed additional analyses and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q.

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

On July 1, 2009, we completed the acquisition of KICO. KICO has not previously been subject to a review of internal control over financial reporting under the Sarbanes Oxley Act of 2002. We have begun the process of integrating KICO’s operations, including internal control over financial reporting, and extending our Section 404 compliance to KICO’s operations; however we have not yet made an assessment with regard to KICO’s internal control over financial reporting. We will be required to include KICO’s operations in our assessment of internal control over financial reporting effective June 30, 2010. KICO accounts for 97.2% of our consolidated assets and contributes all of our consolidated net income.

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

Item  5. Other Information.

None

Item  6. Exhibits.

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc.1

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.2

2(c)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc.3

2(d)	Stock Purchase Agreement, dated as of June 30, 2009, between Barry Lefkowitz and Blast Acquisition Corp.4

1 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

4 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 30, 2009 and incorporated herein by reference.

3(a)	Restated Certificate of Incorporation5

3(b)	Certificate of Amendment of Certificate of Incorporation filed July 1, 20096

3(c)	Certificate of Designation of Series A Preferred Stock7

3(d)	Certificate of Designation of Series B Preferred Stock8

3(e)	Certificate of Designation of Series C Preferred Stock9

3(f)	Certificate of Designation of Series D Preferred Stock10

3(g)	Certificate of Designation of Series E Preferred Stock11

3(h)	By-laws, as amended12

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

6 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

7 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

8 Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

9 Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

10 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

11 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

12 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: December 2, 2009	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer