Form 10-K
period 2009-12-31
KINGSTONE COMPANIES, INC.
filed 2010-04-07
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1154 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,577,122 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 25, 2010, there were 3,038,511 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

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

ITEM 1.                      BUSINESS.

(a)           Business Development

General

As used in this Annual Report on Form 10-K (the “Annual Report”), references to the “Company”, “we”, “us”, or “our” refer to Kingstone Companies, Inc. (“Kingstone”) and its subsidiaries.

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, we forgave all accrued and unpaid interest of approximately $2,246,000 on the surplus notes as of the date of conversion.

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 through December 31, 2009. Accordingly, discussions pertaining to KICO will only include the six months ended December 31, 2009.

Until December 2008, our continuing operations primarily consisted of the ownership and operation of 19 insurance brokerage and agency storefronts, including 12 Barry Scott locations in New York State, three Atlantic Insurance locations in Pennsylvania, and four Accurate Agency locations in New York State. In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations.  On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Business locations in Pennsylvania (the “Pennsylvania Sale”).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations and prior periods have been restated.  See “Recent Developments – Developments During 2009 – Sale of Businesses - New York Locations; and - Pennsylvania Locations.”

Through April 30, 2009, we received fees from 33 franchised locations in connection with their use of the DCAP name. Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  As a result of the sale, our franchise business has been presented as discontinued operations and prior periods have been restated.  See “Recent Developments - Developments During 2009 - Sale of Businesses - Franchise Business.”

Payments Inc., our wholly-owned subsidiary, is an insurance premium finance agency that is licensed within the states of New York and Pennsylvania. Until February 1, 2008, Payments Inc. offered premium financing to clients of DCAP, Barry Scott, Atlantic Insurance and Accurate Agency offices, as well as non-affiliated insurance agencies.  On February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio. As a result of the sale, our business of internally financing insurance contracts has been presented as discontinued operations.  Effective February 1, 2008, revenues from our premium financing business have consisted of placement fees based upon premium finance contracts purchased, assumed and serviced by the purchaser of the loan portfolio.  See “Recent Developments – Developments During 2008.”

Recent Developments

    Developments During 2009
  Acquisition of Kingstone Insurance Company
Effective July 1, 2009, CMIC converted from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company (“KICO”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of CMIC.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of exchange. On July 1, 2009, we changed our name from DCAP Group, Inc. to Kingstone Companies, Inc.  See Item 13 of this Annual Report.
  Sale of Businesses
  New York Locations
On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 Retail Business locations that we owned in New York State (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $73,000 on March 31, 2010 (which was paid), monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010, and provide for interest at the rate of 12.625% per annum. As additional consideration, we will be entitled to receive through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.  See Item 7 of this Annual Report.
  Pennsylvania Locations
Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes, one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date).  See Item 7 of this Annual Report.

  Franchise Business
Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009 (which was paid), $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  See Items 7 and 13 of this Annual Report.
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

On May 12, 2009, three of the holders exchanged an aggregate of $519,231 of Notes Payable principal for Series E preferred shares having an aggregate redemption amount equal to such aggregate principal amount of notes (see discussion below). Concurrently, we paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. In addition, on May 12, 2009, we prepaid $686,539 in principal of the Notes Payable to the five remaining holders of the notes, together with $81,200, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

On June 29, 2009, we prepaid the remaining $294,230 in principal of the Notes Payable, together with $19,400, which amount represents accrued and unpaid interest and incentive payments on such prepayment.

From June 2009 through December 2009, we borrowed an aggregate $1,050,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. Between January 2010 and March 2010, we borrowed an additional $400,000 on the same terms as provided for in the 2009 Notes.  See Items 7 and 13 of this Annual Report.

  Exchange of Mandatorily Redeemable Preferred Stock
Effective May 12, 2009, the holder of our Series D preferred shares exchanged such shares for an equal number of shares of Series E preferred shares which are mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D preferred shares).  The Series E preferred shares provide for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D preferred shares) and a conversion price of $2.00 per share (as compared to $2.50 per share for the Series D preferred shares).  Further, the two series differ in that our obligation to redeem the Series E preferred shares is not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D preferred shares which provided for such acceleration) and our obligation to redeem the Series E preferred shares is not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D preferred shares which provided for such pledge).  See Items 7 and 13 of this Annual Report.

Developments During 2008

•  On February 1, 2008, our wholly-owned subsidiary, Payments Inc., sold its outstanding premium finance loan portfolio. The purchase price for the net loan portfolio was approximately $11,845,000, of which approximately $268,000 was paid to Payments Inc.  The remainder of the purchase price was satisfied by the assumption of liabilities, including the satisfaction of Payments Inc.’s premium finance revolving credit line obligation to Manufacturers and Traders Trust Company. As additional consideration, Payments Inc. received an amount based upon the net earnings generated by the loan portfolio as it was collected. The purchaser of the portfolio also agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments Inc. in the states of New York and Pennsylvania.  In connection with such purchases, Payments Inc. will be entitled to receive a fee generally equal to a percentage of the amount financed.

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

•  On October 23, 2008, Michael R. Feinsod became a member of the board of directors.

•  On December 5, 2008, Morton L. Certilman retired from the board of directors.

(b)	Business

Property and Casualty Insurance

Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the “insured”).  An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract.  Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a home and the personal property in it, or a business’ building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party.  Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

KICO derives substantially all of its revenues from earned premiums, ceding commissions from quota share reinsurance, investment income and net realized and unrealized gains and losses on investment securities.  Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to producers and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under accounting principles generally accepted in the United States (“GAAP”) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

General

Effective July 1, 2009, with the acquisition of KICO, substantially all of our continuing operations consists of underwriting property and casualty insurance. KICO is a medium-sized multi-line regional property and casualty insurance company writing business exclusively through independent agents and brokers (“producers”).   We are licensed to write insurance in the state of New York. KICO provides direct markets to small to medium-sized producers located primarily in the New York City area, also known as Downstate New York.

KICO’s competitive advantage in the marketplace is the service it provides to its producers, policyholders and claimants.  Our insurance producers value their relationship with us since they receive excellent, consistent personal service coupled with competitive rates and commission levels. We believe there are many producers looking for an insurer like KICO, which offers the producer a potential for growth and good service.  KICO consistently is rated above average in the important areas of underwriting, claims handling and service to producers. We believe that the excellent service we provide to our producers, policyholders and claimants provides a foundation for growth.

We have developed online application raters and inquiry systems for our personal lines and commercial automobile products.  Substantially all of our personal lines are underwritten using this tool which has increased our productivity in customer service hours and data input as we have grown.  We plan to expand a similar online capability for our other lines of business.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to be conservative in the approach to risks that we write. We monitor results on a regular basis and all of our producers are reviewed by management on a quarterly basis.  In general, we try to avoid severity by writing at lower liability limits when possible.

We believe our rates are competitive with other carriers’ rates in our markets.  We believe that consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long term relationships with our select producers who understand and appreciate the conservative consistent path we have chosen.  We carefully underwrite all of our business utilizing the CLUE database, motor vehicle reports, credit reports, physical inspection of risks and other underwriting software. In the event that a material misrepresentation is discovered in the underwriting process, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in New York City and Long Island and are cognizant of our exposure to hurricanes. We have mitigated this risk by adding mandatory hurricane deductibles to all policies. Our claim and underwriting expertise enables us to write personal lines business in all areas of New York City and Long Island at a profit.

Product Lines

Our product lines include the following:

Personal lines - Our principal line of business is personal lines consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, mechanical breakdown and personal umbrella policies.

Commercial automobile – Our commercial automobile policies consist primarily of vehicles weighing less than 50,000 pounds owned by small contractors and artisans.

For-hire vehicle physical damage only policies - These policies are designed for newer vehicles utilized as black cars (limousines), yellow taxicabs and car service vehicles. No vehicle older than 4 years is written in the program.

Private passenger physical damage - We are currently writing policies for private passenger physical damage coverage under a unique product called Basic Auto. We also write a standard physical damage only product (PDO). These products are designed to be companion products with a New York Automobile Insurance Plan liability policy that is sold to insureds who are unable to obtain automobile insurance coverage in the voluntary market.

General liability policies - We commenced writing business owners policies (BOP) in 2009. The BOP business consists primarily of small business retail risks without a cooking or residential exposure. In June 2009, we commenced writing artisan’s liability policies.

Canine legal liability policies - We commenced writing this innovative program in September 2009. These policies cover bodily injury, property damage and medical payments for damages caused by the insured’s dog.

Distribution

We generate business through independent retail and wholesale agents and brokers whom we refer to collectively as producers. These producers sell policies for KICO as well as for other insurance companies. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency.

We manage the results of our producers through periodic reviews of volume and profitability. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning.

All producers are assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us.  Requests for quotes are responded to promptly. Our online application raters and inquiry systems which have streamlined the process of placing business with us.  Our producers have access to a website which contains all of our applications, rating software, policy forms and underwriting guidelines for all lines of business.  We send out our publication “KICO Producer News” in order to inform our producers of updates at KICO. In addition we have an active Producer Council and will have at least one annual meeting with all of our producers.

Competition

The insurance industry is highly competitive. Each year we attempt to assess and project the market conditions when we develop prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

We compete with both large national and regional carriers in the property and casualty insurance marketplace.  Inside our selected producers’ offices, we compete with the other carriers available to that producer.  Most of our competition is from carriers with far greater capital and brand recognition.  We feel we can compete with any carrier based on service, stressing the development of our personal underwriting relationships for the producer, and the fair and expedient handling of claims to the insured.

Increased competition could result in fewer applications for coverage, lower premium rates and less favorable policy terms, which could adversely affect us. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

Loss and Loss Adjustment Expense Reserves

We are required to establish reserves for incurred losses that are unpaid, including reserves for claims and loss adjustment expenses (“LAE”), which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported (“IBNR”) losses and LAE. We establish these two categories of loss reserves as follows:

Reserves for reported losses - When a claim is received, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time the claim is reported and may subsequently increase or reduce the case reserves as our claims department deems necessary based upon the development of additional facts about claims.

IBNR reserves - We also estimate and establish reserves for loss and LAE amounts incurred but not yet reported, including expected development of reported claims. IBNR reserves are calculated as ultimate losses and LAE less reported losses and LAE. Ultimate losses are projected by using generally accepted actuarial techniques.

The liability for loss and LAE represents our best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of our historical experience, supplemented by analyses of industry loss data. We believe that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, we believe that we have limited exposure to environmental claim liabilities. We recognize recoveries from salvage and subrogation when received.

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis for the period from July 1, 2009 (date of acquisition of KICO) through December 31, 2009, reflecting changes in losses incurred and paid losses:

Balance at July 1, 2009	$16,431,191
Less reinsurance recoverables	(9,730,288)
6,700,903

Incurred related to:
Current year	1,864,515
Prior years	170,956
Total incurred	2,035,471

Paid related to:
Current year	975,376
Prior years	1,759,983
Total paid	2,735,359

Net balance at end of period	6,001,015
Add reinsurance recoverables	10,512,303
Balance at December 31, 2009	$16,513,318

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development
As of December 31, 2009 and based upon information updated from the prior year, we re-estimated that the reserves which were established as of December 31, 2008 were $13,000 redundant. A redundancy means that the original reserves were higher than the current estimate.

We do not have accurate and reliable data to prepare the required loss and loss adjustment expense reserve development table for the required ten year period. We and our independent actuary will endeavor to reconstruct our data into a framework that will allow us to prepare the required ten year presentation in connection with the preparation of our Annual Report on Form 10-K for the year ending December 31, 2010.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Our reinsurance program was structured while we were an advance premium cooperative and reflected our management’s obligations and goals while a policyholder owned company. Reinsurance via quota share allows for a carrier to write business without increasing its leverage above a management determined ratio. The additional business written allows a reinsurer to assume the risks involved, but gives the reinsurer the profit (or loss) associated with such.  Since the conversion to a stock company, we determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

Investments

Our investment portfolio, excluding other investments, as of December 31, 2009, is summarized in the table below by type of investment.

	Carrying	% of
Category	Value	Portfolio

Cash and cash equivalents	$625,320	4.0%

Short term investments	225,336	1.4%

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,564,477	22.5%

Political subdivisions of states,
territories and possessions	5,822,103	36.8%

Corporate and other bonds
Industrial and miscellaneous	3,404,500	21.5%

Preferred stocks	745,000	4.7%

Common stocks	1,441,926	9.1%
Total	$15,828,662	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2009 as rated by Standard and Poor’s.

		Percentage of
	Carrying	Carrying
	Value	Value
Rating
U.S. Treasury securities	$3,564,477	27.9%
AAA	3,404,461	26.6%
AA	2,564,302	20.0%
A	2,808,145	22.0%
BBB	449,695	3.5%
Total	$12,791,080	100.0%

Additional financial information regarding our investments is presented under the subheading “Investment Portfolio” in Item 7 of this Annual Report.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  Since KICO became a stock property and casualty insurance company effective July 1, 2009, it has been seeking an A.M. Best rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating will allow us to expand our writings by adding producers not now available to us.  We currently have a Demotech rating of A (Excellent) which qualifies our policies for banks and finance companies.

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

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York and Pennsylvania.  In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 5.2% and 99.4% of our revenues from continuing operations during the years ended December 31, 2009 and 2008, respectively.

The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate.  Among other restrictions, the interest rate that may be charged to the insured for financing their premiums is limited by these state statutes.  See “Government Regulation.”

Government Regulation

Holding Company Regulation

We, as the parent of KICO, are subject to the insurance holding company laws of the state of New York. These laws generally require an insurance company to register with the New York State Insurance Department (the “Insurance Department”) and to furnish annually financial and other information about the operations of companies within our holding company system. Generally under these laws, all material transactions among companies in the holding company system to which KICO is a party must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

In addition, in connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that, until July 1, 2011, no dividend may be paid by KICO to us without the approval of the Insurance Department.

Change of Control

The insurance holding company laws of the state of New York require approval by the Insurance Department of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company.  Any future transactions that would constitute a change of control of KICO, including a change of control of Kingstone Companies, Inc., would generally require the party acquiring control to obtain the approval of the New York Insurance Department (and in any other state in which KICO may operate).  Obtaining these approvals may result in the material delay of, or deter, any such transaction.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Kingstone Companies, Inc., including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some instances and regulate unfair trade and claims practices.

KICO is required to file detailed financial statements and other reports with the Insurance Department in New York, the state in which KICO is licensed to transact business. These financial statements are subject to periodic examination by the Insurance Department.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (the “NAIC”). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. An examination of the financial condition of KICO was made by the New York Insurance Department prior to its acquisition by us.

Risk-Based Capital Regulations

State insurance departments impose risk-based capital (“RBC”) requirements on insurance enterprises. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators.  RBC provides for targeted surplus levels based on formulas, which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company’s assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders, or other creditors (credit risk); (c) the risk of underestimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and (d) the risk associated with items such as excessive premium growth, contingent liabilities, and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC (“ACLC”).

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2009.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

As of December 31, 2009, KICO had two ratios outside the usual range due to reliance on quota share reinsurance and higher than industry average investment expenses.

Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Generally accepted accounting principles, or GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by the New York insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of KICO and thus determine, in part, the amount of funds that are available to pay dividends to Kingstone Companies, Inc.

Premium Financing

Our premium finance subsidiary, Payments Inc., is regulated by governmental agencies in the states in which it conducts business.  The regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, vary by jurisdiction, but usually, among other matters, involve:

•	regulating the interest rates, fees and service charges that may be charged;

•	imposing minimum capital requirements for our premium finance subsidiary or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	governing the form and content of our financing agreements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

•
prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	requiring our premium finance company to qualify for and obtain a license and to renew the license each year;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance company and its operations;

•	requiring prior notice to the regulating agency of any change of control of our premium finance company.

Legal Structure

We were incorporated in 1961 and assumed the name DCAP Group, Inc. in 1999. On July 1, 2009, we changed our name to Kingstone Companies, Inc.

Offices

Our principal executive offices are located at 1154 Broadway, Hewlett, New York 11557, and our telephone number at that location is (516) 374-7600. Our website is www.kingstonecompanies.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

As of December 31, 2009, we had 40 employees all of whom are located in New York. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.                      RISK FACTORS.

Not applicable.  See, however, “Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

Our principal executive offices and the administrative offices of Payments Inc. are located at 1154 Broadway, Hewlett, New York.  Our insurance underwriting business is located at 15 Joys Lane, Kingston, New York.

The current yearly aggregate base rental for our executive offices is approximately $35,000.  We own the building from which our insurance underwriting business operates, free of mortgage.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common shares for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2009 Calendar Year
First Quarter	$ .85	$ .04
Second Quarter	2.41	.39
Third Quarter	2.50	1.90
Fourth Quarter	2.50	1.70

	High	Low
2008 Calendar Year
First Quarter	$1.75	$1.21
Second Quarter	1.67	.95
Third Quarter	1.20	.80
Fourth Quarter	.80	.25

Holders

As of March 26, 2010, there were 777 record holders of our common shares.

Dividends

Holders of our common shares are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available.  There are also currently outstanding 1,299 Series E preferred shares.  These shares are entitled to cumulative aggregate dividends of $149,412 per annum (11.5% of their liquidation preference of $1,299,231).  The Series E preferred shares are mandatorily redeemable on July 31, 2011.  No dividends may be paid on our common shares unless a payment is made to the holders of the Series E preferred shares of all dividends accumulated or accrued at such time.

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

Overview

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company (see Note 3 to the Consolidated Financial Statements - “Acquisition of Kingstone Insurance Company”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, we forgave all accrued and unpaid interest of approximately $2,246,000 on the surplus notes as of the date of conversion.

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 through December 31, 2009. Accordingly, discussions pertaining to KICO will only include the six months ended December 31, 2009.

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

The stores from our Retail Business discontinued operations received commissions from insurance companies for their services.  Prior to July 1, 2009, neither we nor the stores served as an insurance company and therefore we did not assume underwriting risks; however, as discussed above, effective July 1, 2009, we acquired a 100% equity interest in KICO.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Accordingly, for a one-year policy written on July 1, 2009, we would earn half of the premiums in 2009 and the other half in 2010.

Ceding commission revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net realized gains on investments.  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, short term investments, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Other income.  We recognize installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. We also recognize premium finance fee income on loans financed by a third party finance company.

Loss and loss adjustment expenses incurred.  Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for certain claims to take several years to settle and we revise our estimates as we receive additional information from the claimants. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Commission expenses and other underwriting expenses.  Other underwriting expenses include acquisition costs and other underwriting expenses. Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned. Other underwriting expenses represent general and administrative expenses. General and administrative expenses are comprised of other costs associated with our insurance activities such as regulatory fees, telecommunication and technology costs, occupancy costs, employment costs, and legal and auditing fees.

Other operating expenses.  Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal, auditing and consulting fees, occupancy costs related to our corporate office and other costs directly associated with being a public company.

Acquisition transaction costs. Acquisition transaction costs are the costs we incurred directly related to the acquisition of KICO. Theses costs consist of fees for legal, accounting and appraisal services.

Depreciation and amortization. Depreciation and amortization includes the amortization of intangibles related to the acquisition of KICO, depreciation of the office building used in KICO’s operations, as well as depreciation of office equipment and furniture.

Interest expense.  Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rates.

Interest expense – mandatorily redeemable preferred stock. Interest expense on mandatorily redeemable preferred stock represents amounts we incur on our outstanding preferred stock at the then-applicable dividend rates.

Gain on acquisition of Kingstone Insurance Company. Gain on acquisition represents the excess of the fair market value of the net assets acquired compared to the acquisition cost.

Interest income – CMIC note receivable.  We accrued interest income and accreted the discount on the surplus notes of CMIC before the acquisition of KICO on July 1, 2009.

Benefit from tax.  We incur federal income tax expense (benefit) on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries

Key Measures

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net underwriting expense ratio.  The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission revenue less other income to net premiums earned.

Net combined ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Net premiums earned less expenses included in combined ratio (underwriting income).  Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes.

Critical Accounting Policies

Our consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation (see Note 2 to the Consolidated Financial Statements - “Accounting Policies and Basis of Presentation”).

Consolidated Results of Operations

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

Separate discussions follow for results of continuing operations and discontinued operations.

	Years ended December 31,
($ in thousands)	2009	2008	Change	Percent
Revenues
Net premiums earned	$4,526	$-	$4,526	(A)
Ceding commission revenue	2,215	-	2,215	(A)
Net investment income	226	-	226	(A)
Net realized loss on investments	(31)	-	(31)	(A)
Other income	730	430	300	69.8%
Total revenues	7,666	430	7,236	1,682.8%

Expenses
Loss and loss adjustment expenses	2,036	-	2,036	(A)
Commission expense	2,233	-	2,233	(A)
Other underwriting expenses	1,644	-	1,644	(A)
Other operating expenses	1,182	1,156	26	2.2%
Acquistion transaction costs	210	33	177	536.4%
Depreciation and amortization	269	37	232	627.0%
Interest expense	184	271	(87)	(32.1	) %
Interest expense - mandatorily		-
redeemable preferred stock	127	66	61	92.4%
Total expenses	7,885	1,563	6,322	404.5%

Loss from operations	(219)	(1,133)	914	(80.7	) %
Gain on acquistion of
Kingstone Insurance Company	5,178	-	5,178	(A)%
Interest income-CMIC note receivable	61	765	(704)	(92.0	) %
Income (loss) from continuing operations
before taxes	5,020	(368)	5,388	(A)%
Benefit from income tax	(67)	(447)	380	(85.0	) %
Income from continuing operations	5,087	79	5,008	(A)%
Loss from discontinued operations,
net of taxes	(266)	(1,056)	790	(74.8	) %
Net income (loss)	4,821	(977)	5,798	(A)%

Percent of total revenues:
Net premiums earned	59.0%	0.0%
Ceding commission revenue	28.9%	0.0%
Net investment income	2.9%	0.0%
Net realized gains on investments	-0.4%	0.0%
Other income	9.5%	100.0%
	100.0%	100.0%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Continuing Operations

During the year ended December 31, 2009 (“2009”), revenues from continuing operations were $7,666,000, as compared to $430,000 for the year ended December 31, 2008 (“2008”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

Net investment income of $226,000 and net realized losses on investments of $31,000 for 2009 were attributable to the acquisition of KICO on July 1, 2009. The positive cash flow from operations was the result of the aforementioned acquisition. The tax equivalent investment yield, excluding cash, was 4.91% at December 31, 2009. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2009 were $7,885,000, as compared to $1,563,000 in 2008. The increase in total expenses in both periods was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009.

Gain on acquisition of Kingstone Insurance Company of $5,178,000 in 2009 is attributable to the bargain purchase which was a result of the excess of net assets acquired from KICO compared to the acquisition cost.

Interest income from CMIC notes receivable in 2009 was $61,000, as compared to $765,000 in 2009. The decrease in 2008 was due to: (i) the discount on surplus notes and the accrued interest at the time of acquisition being fully accreted in July 2008, (ii) a reduction in the variable interest rate in 2009 due to a decrease in the prime rate and (iii) the forgiveness of the notes receivable in exchange for our 100% equity interest of KICO on July 1, 2009.

The benefit from income taxes (including state taxes) was $67,000 in 2009, as compared to a tax benefit of $447,000 in 2008. The tax benefit on income from continuing operations is attributable to the gain on acquisition of KICO being treated as a permanent difference for income tax purposes. In addition, the tax benefit resulting from the losses of discontinued operations was recorded in continuing operations.

Discontinued Operations

Retail Business

The following table summarizes the changes in the results of our Retail Business discontinued operations (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2009	2008	Change	Percent

Commissions and fee revenue	$1,029	$4,042	$(3,013)	(75	) %

Operating Expenses:
General and administrative expenses	1,227	3,894	(2,667)	(68	) %
Depreciation and amortization	59	212	(153)	(72	) %
Interest expense	12	41	(29)	(71	) %
Impairment of intangibles	49	394	(345)	n/a
Total operating expenses	1,347	4,541	(3,194)	(70	) %

Loss from operations	(318)	(499)	181	(36	) %
Gain on sale of business	21	-	21	n/a
Loss before benefit from income taxes	(297)	(499)	202	(40	) %
(Benefit from) provision for income taxes	(77)	29	(106)	n/a
Loss from discontinued operations	$(220)	$(528)	$308	(58	) %

The decrease in revenue and expenses in our discontinued Retail Business in 2009 as compared to 2008 was attributable to the cessation of operations of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009.

Franchise Business

The following table summarizes the changes in the results of our franchise business discontinued operations (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2009	2008	Change	Percent

Commissions and fee revenue	$214	$486	$(272)	(56	) %

Operating Expenses:
General and administrative expenses	180	672	(492)	(73	) %
Depreciation and amortization	2	33	(31)	(94	) %
Total operating expenses	182	705	(523)	(74	) %

Income (loss) from operations	32	(219)	251	(115	) %
Loss on sale of business	(78)	-	(78)	n/a
Loss before provision for income taxes	(46)	(219)	173	(79	) %
Provision for income taxes	-	-	-	n/a
Loss from discontinued operations	$(46)	$(219)	$173	(79	) %

The decrease in revenue and expenses in our discontinued franchise business in 2009 as compared to 2008 was a result of the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Premium Finance

The following table summarizes the changes in the results of our premium finance discontinued operations (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2009	2008	Change	Percent

Premium finance revenue	$-	$225	$(225)	(100	) %

Operating Expenses:
General and administrative expenses	-	271	(271)	(100	) %
Provision for finance receivable losses	-	-	-	n/a	%
Depreciation and amortization	-	46	(46)	(100	) %
Interest expense	-	46	(46)	(100	) %
Total operating expenses	-	363	(363)	(100	) %

Loss from operations	-	(138)	138	(100	) %
Loss on sale of premium financing portfolio	-	(102)	102	(100	) %
Loss before benefit from income taxes	-	(240)	240	(100	) %
Provision for income taxes	-	69	(69)	n/a
Loss from discontinued operations	$-	$(309)	$309	(100	) %

There was no activity in our discontinued premium finance business in 2009. Our premium finance portfolio was sold on February 1, 2008.  Premium finance operations for 2008 only includes the period from January 1, 2008 through January 31, 2008.

Net income

Net income was $4,821,000 for 2009, compared to a net loss of $977,000 in 2008. The increase in net income was due to the inclusion of KICO’s operations effective July 1, 2009, the gain on acquisition of KICO, and the cessation of our discontinued operations.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 follows:

Revenues
Net premiums earned	$4,526,341
Ceding commission revenue	2,215,081
Net investment income	225,676
Net realized loss on investments	(30,628)
Other income	130,270
Total revenues	7,066,740

Expenses
Loss and loss adjustment expenses	2,035,471
Commission expense	2,233,399
Other underwriting expenses	1,643,473
Acquistion transaction costs	91,635
Depreciation and amortization	253,162
Total expenses	6,257,140

Income from operations	809,600
Income tax expense	292,904
Net income	$516,696

The key measures for our insurance underwriting business for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 follows:

Net premiums earned	$4,526,341
Ceding commission revenue	2,215,081
Other income	130,270

Loss and loss adjustment expenses	2,035,471

Acquistion costs and other underwriting expenses:
Commission expense	2,233,399
Other underwriting expenses	1,643,473
Total acquistion costs and other underwriting expenses	3,876,872

Underwriting income	$959,349

Key Measures:
Net loss ratio	45.0%
Net underwriting expense ratio	33.8%
Net combined ratio	78.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$3,876,872
Less: Ceding commission revenue	(2,215,081)
Less: Other income	(130,270)
$1,531,521

Net earned premium	$4,526,341

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	23.4%

Political subdivisions of states,
territories and possessions	5,751,979	82,480	(12,356)	-	5,822,103	38.3%

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	22.4%
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	84.1%
Equity securities	1,973,738	224,736	(11,548)	-	2,186,926	14.4%
Short term investments	225,336	-	-	-	225,336	1.5%
Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2009 as rated by Standard and Poor’s.

		Percentage of
	Fair Market	Fair Market
	Value	Value
Rating
U.S. Treasury securities	$3,564,477	27.9%
AAA	3,404,461	26.6%
AA	2,564,302	20.0%
A	2,808,145	22.0%
BBB	449,695	3.5%
Total	$12,791,080	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of December 31, 2009:

		Average
	Average	Duration in
Category	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.08%	5.8

Political subdivisions of states,
territories and possessions	4.19%	6.0

Corporate and other bonds
Industrial and miscellaneous	5.62%	8.5

Fair Value Consideration

 As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

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

The table below summarizes the gross unrealized losses of our fixed-maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2009:

	Less than 12 months			12 months or more		Total
		Unreal-	No. of		Unreal-
	Fair	ized	Positions	Fair	ized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,715,062	$(23,929)	6	$-	$-	$1,715,062	$(23,929)

Political subdivisions of states,
territories and possessions	1,357,203	(12,356)	5	-	-	1,357,203	(12,356)

Corporate and other bonds
Industrial and miscellaneous	1,376,516	(25,156)	7	-	-	1,376,516	(25,156)
Total fixed-maturity securities	4,448,781	(61,441)	18	-	-	4,448,781	(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	3	$-	$-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	5	-	-	94,470	(5,984)
Total equity securities	239,370	(11,548)	8	-	-	239,370	(11,548)

Total	$4,688,151	$(72,989)	26	$-	$-	$4,688,151	$(72,989)

There are 26 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

Liquidity and Capital Resources

Cash Flows

Effective July 1, 2009, the primary sources of cash flow is from our insurance underwriting subsidiary, KICO, which are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our discontinued operations. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2009	2008

Cash flows provided by (used in):
Operating activities	$1,199,388	$(752,640)
Investing activities	(313,057)	1,033,901
Financing activities	(403,960)	(1,169,134)
Net increase (decrease) in cash and cash equivalents	482,371	(887,873)
Cash and cash equivalents, beginning of year	142,949	1,030,822
Cash and cash equivalents, end of year	$625,320	$142,949

Net cash provided by operating activities was $1,199,000 in 2009. Net cash used in operations was $753,000 in 2008. The increase in cash flow in 2009 was primarily a result of additional operating cash flows provided through the acquisition of KICO on July 1, 2009.

Net cash flows used in investing activities were $313,000 in 2009 compared to $1,034,000 provided in 2008. The decrease in cash flow in 2009 was primarily a result of the additional investing cash flows used through the acquisition of KICO on July 1, 2009, offset by the proceeds collected from the sale of our discontinued operations during the first six months of 2009.

Net cash used in financing activities during 2009 was $404,000, due to $1,448,000 of principal payments on long-term debt and lease obligations, offset by $1,050,000 of proceeds from newly issued long-term debt. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transactions in 2009

Sale of Businesses

On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 Retail Business locations that we owned in New York State (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $73,000 on March 31, 2010 (which was paid), monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010, and provide for interest at the rate of 12.625% per annum. As additional consideration, we will be entitled to receive through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.

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

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009 (which was paid), $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.

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

From June 2009 through December 2009, we borrowed an aggregate $1,050,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. Between January 2010 and March 2010, we borrowed an additional $400,000 on the same terms as provided for in the 2009 Notes.

Exchange of Mandatorily Redeemable Preferred Stock

Effective May 12, 2009, the holder of our Series D Preferred Stock exchanged such shares for an equal number of shares of Series E Preferred Stock which are mandatorily redeemable on July 31, 2011.

Exchange of Note Receivables and Acquisition of Kingstone Insurance Company

Effective July 1, 2009, CMIC converted from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company (“KICO”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of CMIC.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of exchange (see Note 3 to our Consolidated Financial Statements).

Reinsurance

The following table summarizes each reinsurer that accounted for approximately over 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2009:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2009%
Motors Insurance Corporation	NR-5	$5,151	44.0%
SCOR Reinsurance Company	A-	1,444	12.3%
Folksamerica Reinsurance Company	NR-5	1,066	9.1%
		7,661	65.4%
Others		4,053	34.6%
Total		$11,714	100.0%

Personal Lines

Our Personal Lines business, which primarily consists of homeowners’ policies, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. For treaty year ended June 30, 2010, an excess of loss contract provides $1,200,000 in coverage excess of the $700,000 for a total coverage of $1,900,000 per occurrence. A total of $29 million of catastrophe coverage has been provided, where we retain $500,000 of risk.

Commercial Lines

Commercial Automobile - For policies with an effective date prior to 2010, we, pursuant to a 50% quota share treaty, retain 50% of the first $300,000 of loss, or a maximum loss per incident of $150,000.  In addition, we have purchased excess of loss coverage to provide for coverage of up to $2,000,000 per loss.  Beginning with policies with an effective date in 2010, where we do not have a quota share treaty, we retain the first $200,000 of loss, and have purchased excess of loss coverage for losses up to $2,000,000

Commercial Lines business other than auto - Policies written by us are reinsured under an 85% quota share treaty, expiring June 30, 2010.  Personal Umbrella business written is reinsured under a 90% quota share limiting us to a maximum loss of $100,000 per risk.

Quota Share, Excess of Loss and Catastrophe Reinsurance Agreements

Through quota share, excess of loss and catastrophe reinsurance agreements, we limit our exposure to a maximum loss on any one risk as follows:

Maximum
Loss
Line of business	Exposure
Casualty and property (personal lines)
July 1, 2006 - June 30, 2010	$ 175,000
July 1, 2005 - June 30, 2006	$ 140,000
July 1, 2003 - June 30, 2005	$ 75,000
July 1, 2002 - June 30, 2003	$ 100,000

Basic auto physical damage
January 1, 2006 - December 31, 2010	100% of covered loss
October 1, 2003 - December 31, 2005	40% of covered loss

Private passenger auto
July 1, 2007 - December 31, 2008	25% of covered loss

Casualty and property (commercial lines)
November 1, 2008 - June 30, 2010	15% of covered loss
October 1, 2002 - December 31, 2003	$ 100,000
July 1, 1999 - October 1, 2002	$ 25,000

Commercial auto liability
January 1, 2010 - December 31, 2011	$ 200,000
January 1, 2005 - December 31, 2009	$ 150,000
January 1, 2004 - December 31, 2004	$ 120,000
January 1, 2002 - December 31, 2003	$ 100,000

Commercial auto physical damage
January 1, 2010 - December 31, 2010	$ 75,000
January 1, 2007 - December 31, 2009	$ 37,500
January 1, 2004 - December 31, 2006	$ 30,000
January 1, 2002 - December 31, 2003	$ 75,000

Our reinsurance program was structured while we were an advance premium cooperative and reflected our management’s obligations and goals while a policyholder-owned company. Reinsurance via quota share allows for a carrier to write business without increasing its leverage above a management determined ratio. The additional business written allows a reinsurer to assume the risks involved, but gives the reinsurer the profit (or loss) associated with such.  Since the conversion to a stock company, we have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

Inflation

Premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation in excess of the levels we have assumed could cause loss and loss adjustment expenses to be higher than we anticipated, which would require us to increase reserves and reduce earnings.

 Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, generally are impacted by inflation.

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

Given our recent acquisition of Kingstone Insurance Company, we will face new risks and uncertainties.

As discussed in Item 1 hereof, on July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of Kingstone Insurance Company (“KICO”) (formerly Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company.  We have never operated as an insurance company, and we will face all of the risks and uncertainties that come with operating such a company, including underwriting risks.

As a holding company, we are dependent on the results of operations of KICO; there are restrictions on the payment of dividends by KICO.

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company without operations of our own, the principal sources of our funds are dividends and other payments from KICO.  Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.  In connection with the plan of conversion of CMIC, we have agreed with the New York State Insurance Department that, until July 1, 2011, without the approval of the Insurance Department, no dividend may be paid by KICO to us.

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, storms and certain types of terrorism. We may incur catastrophe losses in excess of: (1) those that we project would be incurred, (2) those that external modeling firms estimate would be incurred, (3) the average expected level used in pricing or (4) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition.  Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings.

In addition, we are subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

Unanticipated increases in the severity or frequency of claims may adversely affect our operating results and financial condition.

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners claim severity are driven by inflation in the construction industry, in building materials and in home furnishings, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes.  Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict, such as a change in the law.  Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity, and a significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

The inability to obtain a financial strength rating from A.M. Best, or a downgrade in any such rating obtained, may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  Since KICO became a stock property and casualty insurance company effective July 1, 2009, it has been seeking an A.M. Best rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control.  We currently have a Demotech rating of A (Excellent), which qualifies our policies for banks and finance companies.  In the event we do not obtain a satisfactory A.M. Best rating, there will be a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.  Even if we obtain a satisfactory A.M. Best rating, because all ratings are subject to continuous review, the retention of these ratings cannot be assured.  A downgrade in any of these ratings could have similar effects.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or increase the amount of insurance that we seek to underwrite, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders' perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or develop or seek other alternatives.

Reinsurance subjects us to the credit risk of our reinsurers, which may have a material adverse effect on our operating results and financial condition.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Since we are primarily liable to an insured for the full amount of insurance coverage, our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our stockholders might consider to be desirable.

We are subject to statutes and regulations of the state of New York which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval.  In addition, a change of control of Kingstone Companies, Inc. would require Insurance Department approval.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some of our stockholders might consider to be desirable.

The insurance industry is subject to extensive restrictive regulation that may affect our operating costs and limit the growth of our business, and changes within this regulatory environment may, too, adversely affect our operating costs and limit the growth of our business.

We are subject to extensive laws and regulations.  State insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices, including, among other things, the power to grant and revoke licenses to transact business and the power to regulate and approve underwriting practices and rate changes, which may delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.  In addition, many states have laws and regulations that limit an insurer’s ability to cancel or not renew policies and that prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department.  Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

Because the laws and regulations under which we operate are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators and the SEC, each of which exercises a degree of interpretive latitude, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal and regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thereby necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

While the United States federal government does not directly regulate the insurance industry, federal legislation and administrative policies can affect us.  Congress and various federal agencies periodically discuss proposals that would provide for a federal charter for insurance companies. We cannot predict whether any such laws will be enacted or the effect that such laws would have on our business.  Moreover, there can be no assurance that changes will not be made to current laws, rules and regulations, or that any other laws, rules or regulations will not be adopted in the future, that could adversely affect our business and financial condition.

We may not be able to maintain the requisite amount of risk-based capital, which may adversely affect our profitability and our ability to compete in the property and casualty insurance markets.

The New York State Insurance Department imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting and off-balance sheet risks.  If the amount of our capital falls below this minimum, we may face restrictions with respect to soliciting new business and/or keeping existing business.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

We recognize the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires and the affordability and availability of homeowners insurance.

Our operating results and financial condition may be adversely affected by the cyclical nature of the property and casualty business.

The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our operating results and financial condition.

Because our operations are derived from sources located in New York, our business may be adversely affected by conditions in such state.

All of our revenue is derived from sources located in the state of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in such state.  Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Actual claims incurred may exceed current reserves established for claims, which may adversely affect our operating results and financial condition.

Recorded claim reserves in our business are based on our best estimates of losses after considering known facts and interpretations of circumstances. Internal factors are considered, including actual claims paid, pending levels of unpaid claims, product mix and contractual terms. External factors are also considered, which include, but are not limited to, law changes, court decisions, changes in regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition.

Regulation requiring us to underwrite business and participate in loss sharing arrangements may adversely affect our operating results and financial condition.

The state of New York has enacted laws that require a property-liability insurer conducting business in such state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity, which may adversely affect our operating results and financial condition.

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive.

The insurance industry is highly competitive.  Many of our competitors have well-established national reputations, substantially more capital and significantly greater marketing and management resources. Because of the competitive nature of the insurance industry, including competition for customers, agents and brokers, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and John Reiersen, President and Chief Executive Officer of KICO.  The loss of Messrs. Goldstein and/or Reiersen or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations.  As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so.  Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Difficult conditions in the economy generally could adversely affect our business and operating results.

Some economists continue to project significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. As with most businesses, we believe difficult conditions in the economy could have an adverse effect on our business and operating results.  General economic conditions also could adversely affect us in the form of consumer behavior, which may include decreased demand for our products.  As consumers become more cost conscious, they may choose lower levels of insurance.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition.

Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected.

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

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations.  Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting and will be required to have our registered independent public accounting firm issue an attestation as to such reports commencing with our financial statements for the year ending December 31, 2010.  We believe that, based upon SEC regulations currently in effect, our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will increase in 2010 over 2009, which could require us to allocate what may be limited cash resources away from our operations and business growth plans.  We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

The enactment of tort reform could adversely affect our business.

Legislation concerning tort reform is from time to time considered in the United States Congress.  Among the provisions considered for inclusion in such legislation are limitations on damage awards, including punitive damages.  Enactment of these or similar provisions by Congress or by the state of New York could result in a reduction in the demand for liability insurance policies or a decrease in the limits of such policies, thereby reducing our revenues.  We cannot predict whether any such legislation will be enacted or, if enacted, the form such legislation will take, nor can we predict the effect, if any, such legislation would have on our business or results of operations.

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

On November 19, 2009, we engaged Amper Politziner & Mattia (“Amper”) as our independent registered public accountants to audit our consolidated financial statements as of December 31, 2009 and for the year then ended and to review our Quarterly Report on Form 10-Q for the period ended September 30, 2009.  Concurrently, we dismissed Holtz Rubenstein Reminick LLP (“Holtz”) as our independent registered public accountants.  Holtz had served as our independent auditors since 1990.  The Audit Committee of our Board of Directors (the “Audit Committee”) approved the engagement of Amper and the dismissal of Holtz.

In connection with our acquisition, effective July 1, 2009, of all of the outstanding stock of Commercial Mutual Insurance Company (now known as Kingstone Insurance Company) (“KICO”),  Amper audited the financial statements of KICO as of December 31, 2007 and 2008 and for the years then ended.  Effective July 1, 2009, substantially all of our continuing operations relate to KICO.

The report of Holtz on our consolidated financial statements as of December 31, 2008 and 2007 and for the fiscal years then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2007 and 2008 and the period from January 1, 2009 to November 19, 2009, (a) there were no disagreements with Holtz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Holtz, would have caused Holtz to make reference thereto in its reports on the consolidated financial statements for such years; and (b) there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

On July 1, 2009, we completed the acquisition of KICO. KICO has not previously been subject to a review of internal control over financial reporting under the Sarbanes-Oxley Act of 2002. We have begun the process of integrating KICO’s operations, including internal control over financial reporting, and extending our Section 404 compliance to KICO’s operations; however we have not yet made an assessment with regard to KICO’s internal control over financial reporting. We will be required to include KICO’s operations in our assessment of internal control over financial reporting effective June 30, 2010. KICO accounts for 97.2% of our consolidated assets and contributes all of our consolidated net income.

ITEM 9B.                      OTHER INFORMATION.

Our Annual Meeting of Stockholders was held on December 18, 2009.  The following is a listing of the votes cast for or withheld with respect to each nominee for director:

1.           Election of Board of Directors

	Number of Shares
	For	Withheld

Barry B. Goldstein	2,316,426	13,121
Michael R. Feinsod	2,316,426	13,121
Jay M. Haft	2,316,424	13,123
David A. Lyons	2,316,826	12,721
Jack D. Seibald	2,316,426	13,121

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	57	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Victor J. Brodsky	52	Chief Financial Officer and Secretary
John D. Reiersen	67	President, Kingstone Insurance Company
Michael R. Feinsod	39	Director
Jay M. Haft	74	Director
David A. Lyons	60	Director
Jack D. Seibald	49	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. He served as our Chief Financial Officer from March 2001 to November 2007.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. In August 2008, Mr. Goldstein was appointed Chief Investment Officer of KICO.  In March 2010, he was appointed Treasurer of KICO.  Effective July 1, 2009, we acquired a 100% equity interest in KICO.  From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo.  We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his service as Chairman of the Board of KICO since 2006 and as its Chief Investment Officer since 2008, give him the qualifications and skills to serve as one of our directors.

Victor J. Brodsky

Mr. Brodsky has served as our Chief Financial Officer since August 2009 and as our Secretary since December 2008.  He served as our Chief Accounting Officer from August 2007 through July 2009 and as our Principal Financial Officer for Securities and Exchange Commission (“SEC”) reporting purposes from November 2007 through July 2009.  In addition, Mr. Brodsky has been a director of KICO since February 2008. Effective July 1, 2009, we acquired a 100% equity interest in KICO.  Mr. Brodsky also served from May 2008 through March 15, 2010 as Vice President of Financial Reporting and Principal Financial Officer for SEC reporting purposes of Vertical Branding Inc. Mr. Brodsky served as Chief Financial Officer of Vertical Branding from March 1998 through May 2008 and as a director of Vertical Branding from May 2002 through November 2005. He served as its Secretary from November 2005 through May 2008 and from April 2009 to March 15, 2010.  A receiver was appointed for the business of Vertical Branding in February 2010. Prior to joining Vertical Branding, Mr. Brodsky spent 16 years at the CPA firm of Michael & Adest in New York. Mr. Brodsky earned a Bachelor of Business Administration degree from Hofstra University, with a major in accounting, and is a licensed CPA in New York.

John D. Reiersen

Mr. Reiersen has served as President of KICO since 1999 and as its Chief Executive Officer since 2001.  Effective July 1, 2009, we acquired a 100% equity interest in KICO.  Mr. Reiersen served for 25 years with the New York State Insurance Department ending his tenure there as Chief Examiner in the Property and Casualty Insurance Bureau. At the Insurance Department, he was instrumental in the enactment of numerous statutes and regulations, including the automobile no-fault program, the photo inspection law, the Insurance Information and Enforcement System program and many other cost-containment measures. Mr. Reiersen was also instrumental in the enactment of many rules in the New York Automobile Insurance Plan. He served as President of the Eagle Insurance Group from 1990 to 2000. Mr. Reiersen served as Chairman of the New York Insurance Association has served and continues to serve on many insurance industry association boards and committees. He holds the professional designations of Chartered Property and Casualty Underwriter, Certified Financial Examiner and Certified Insurance Examiner.  Mr. Reiersen is a graduate of Brooklyn College and holds a Bachelor of Science Degree in Accounting.

Michael R. Feinsod

Mr. Feinsod has been Chief Executive Officer of Ameritrans Capital Corporation, a business development company, since October 2008. Mr. Feinsod has been President of Ameritrans Capital since November 2006 and also serves as its Chief Compliance Officer. He serves as Senior Vice President of Elk Associates Funding Corporation, a Small Business Investment Company and a subsidiary of Ameritrans Capital, and has served as a director of Ameritrans Capital and Elk Associates Funding Corporation since December 2005.  Since January 1999, Mr. Feinsod has been Managing Member of Infinity Capital, LLC, an investment management company.  He served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer, from June 1997 to January 1999.  He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University.  He has served as one of our directors since October 2008.  We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jay M. Haft

Mr. Haft is currently a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries.  Mr. Haft is also a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies.  Mr. Haft is also a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies.  Mr. Haft has extensive experience in the Russian market, where he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets.  He has been a founder, consultant and/or director of numerous public and private corporations, and currently serves as Chairman of the Board of Dusa Pharmaceuticals, Inc., whose securities are traded on Nasdaq.  Mr. Haft also serves on the Board of Ballantyne Cashmere, SpA, the United States-Russian Business Counsel and The Link of Times Foundation and is an advisor to Montezemolo & Partners.  He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years.  Mr. Haft is counsel to Reed Smith, an international law firm, as well as several other law and accounting firms.  Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001.  From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989.  Mr. Haft received B.A. and LL.B. degrees from Yale University.  We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

David A. Lyons

Mr. Lyons has served since 2004 as a principal of Den Ventures, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies. From 2002 until 2004, Mr. Lyons served as a managing partner of the Nacio Investment Group, and President of Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.  Mr. Lyons has served as one of our directors since July 2005.  We believe that Mr. Lyons’ executive-level experience, as well as his experience in the areas of business consultation, corporate finance and mergers and acquisitions, and his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jack D. Seibald

Mr. Seibald is a Managing Director of Concept Capital, a division of SMH Capital, Inc., a broker-dealer. Mr. Seibald has been affiliated with SMH Capital, Inc. and its predecessor firms since 1995 and is a registered representative with extensive experience in equity research and investment management dating back to 1983. Since 1997, Mr. Seibald has also been a Managing Member of Whiteford Advisors, LLC, an investment management firm. He began his career at Oppenheimer & Co. and has also been affiliated with Salomon Brothers, Morgan Stanley & Co. and Blackford Securities. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University. Mr. Seibald has served as one of our directors since 2004.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lyons is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K  Mr. Lyons is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2009.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Reiersen filed his Form 3 one day late and each of Messrs. Haft and Seibald, and AIA Acquisition Corp., a 10% stockholder, filed a Form 4 late on one occasion.  Each filing reported one transaction.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is posted on our website, www.kingstonecompanies.com.  We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or a waiver from, our Code of Ethics by posting such information on our website, www.kingstonecompanies.com.

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2009 and 2008 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Barry B. Goldstein Chief Executive Officer	2009	$275,000	$8,658(2)	-	$14,400	$298,058
	2008	$275,000	-	-	$15,770	$290,770

Victor J. Brodsky Chief Financial Officer	2009	$208,533	-	$37,865	-	$246,398

John D. Reiersen President, Kingstone Insurance Company	2009	$171,000(1)	$19,612(2)	$40,230	-	$230,842

__________
(1)
Represents salary paid by Kingstone Insurance Company (“KICO”) (formerly Commercial Mutual Insurance Company) from July 1, 2009 to December 31, 2009.  Effective July 1, 2009, we acquired 100% of the stock of KICO.

(2)	Represents portion of bonus paid by KICO that is allocable to the period from July 1, 2009 to December 31, 2009.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on our net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to Kingstone Insurance Company) (“KICO”) (formerly known as Commercial Mutual Insurance Company) to fulfill his duties and responsibilities as Chairman of the Board and Chief Investment Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2009, is $157,500 per year.  KICO is a New York property and casualty insurer.  Effective July 1, 2009, we acquired 100% of the stock of KICO.  Pursuant to an amendment entered into with Mr. Goldstein as of March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, we issued to Mr. Goldstein 50,000 shares of common stock and we granted to him a five year option for the purchase of 188,865 shares of common stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, we increased the number of shares authorized to be issued pursuant to our 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval.  Pursuant to the 2010 Amendment, we also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.

Mr. Reiersen is employed as President and Chief Executive Officer of KICO pursuant to an employment agreement, dated September 13, 2006, as amended (the “Reiersen Employment Agreement”), that expires on December 31, 2011.  Pursuant to the Reiersen Employment Agreement, Mr. Reiersen is currently entitled to receive an annual base salary of approximately $257,000.  Effective January 1, 2011, Mr. Reiersen’s annual base salary is scheduled to increase to approximately $269,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	97,500	32,500(1)	$2.06	10/16/12
Victor J. Brodsky	5,000	15,000(2)	$2.35	07/30/14
John D. Reiersen	-	20,000(3)	$2.35	07/30/14
______________

(1) Such options are exercisable as of October 16, 2010.

(2) Such options are exercisable to the extent 5,000 shares effective as of July 30, 2010, July 30, 2011 and July 30, 2012.

(3) Such options are exercisable to the extent 5,000 shares effective as of July 30, 2010, July 30, 2011, July 30, 2012 and July 30, 2013.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the Goldstein Employment Agreement and as provided for in his prior employment agreement which expired on April 1, 2007, Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of Kingstone Companies, Inc.  Under such circumstances, Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment is terminated by Kingstone Companies, Inc. without cause or he resigns with good reason (each as defined in the Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary and bonuses from Kingstone Companies, Inc. for the remainder of the term, and his outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment with KICO is terminated by KICO with or without cause, he would be entitled to receive a lump sum payment from KICO equal to six months base salary.

Pursuant to the Reiersen Employment Agreement, Mr. Reiersen is entitled to a severance payment from KICO equal to one-half of his then annual salary.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$9,425	$9,458	-	$18,883

Jay M. Haft	$7,250	$7,394	-	$14,644

David A. Lyons	$9,925	$9,658	-(1)	$19,583

Jack D. Seibald	$12,225	$11,923	-	$24,148
_______________

(1)	As of December 31, 2009, Mr. Lyons held options for the purchase of 20,000 common shares.

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$15,000 per annum (1)
•	up to additional $5,000 per annum for committee chair (1)(2)
•	$350 per Board meeting attended ($175 if telephonic)
•	$200 per committee meeting attended ($100 if telephonic)
_______________

(1)           Payable one-half in stock and one-half in cash.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 25, 2010 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 1154 Broadway Hewlett, New York	880,756 (1)(2)	27.7%

Michael R. Feinsod Ameritrans Capital Corporation 747 Third Avenue, Suite 4C New York, New York	496,373 (1)(3)	16.3%

AIA Acquisition Corp 6787 Market Street Upper Darby, Pennsylvania	439,600 (4)	12.8%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	387,184 (1)(5)	12.7%

Morton L. Certilman 90 Merrick Avenue East Meadow, New York	179,829 (1)	5.9%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	168,832 (1)(6)	5.6%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	33,543 (7)	1.1%

Victor J. Brodsky 1154 Broadway Hewlett, New York	5,000 (8)	*

John D. Reiersen 15 Joys Lane Kingston, New York	4,600	*

All executive officers and directors as a group (7 persons)	1,976,288 (1)(2)(3)(5)(6)(7)(8)	61.6%
__________
*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 11,900 shares held in a retirement trust for the benefit of Mr. Goldstein and (ii) 144,716 shares issuable upon the exercise of options that are currently exercisable.  Excludes (i) the shares beneficially owned by AIA Acquisition Corp. (“AIA”) of which members of Mr. Goldstein’s family are principal stockholders and (ii) 57,692 shares issuable to a limited liability company of which Mr. Goldstein is a minority member upon the conversion of preferred shares that are currently convertible.  Mr. Goldstein disclaims beneficial ownership of the shares owned by AIA or issuable to such limited liability company.

(3)
Includes 487,495 shares owned by Infinity Capital Partners, L.P. (“Partners”). Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners. Pursuant to the Schedule 13D filed under the Securities Exchange Act of 1934, as amended, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares.

(4)
Based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available. Includes 390,000 shares issuable upon the conversion of preferred shares that are currently convertible.

(5)
Includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 100,000 shares owned by SDS Partners I, Ltd., a limited partnership (“SDS”); (iii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”); (iv) 3,000 shares owned by Stewart Spector IRA (“S. Spector”); (v) 3,000 shares owned by Barbara Spector IRA Rollover (“B. Spector”); (vi) 4,000 shares owned by Karen Dubrowsky IRA (“Dubrowsky”); and (vii) 144,230 shares issuable to a retirement trust for the benefit of Mr. Seibald upon the conversion of preferred shares that are currently convertible.  Mr. Seibald has voting and dispositive power over the shares owned by SDS, Boxwood, S. Spector, B. Spector and Dubrowsky and issuable to the retirement trust.

(6)	Includes 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(7)	Includes 20,000 shares issuable upon the exercise of currently exercisable options.

(8)	Represents shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	225,000	$2.24	72,500
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	225,000	$2.24	72,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

2003 Debt Financing

 In July 2003, we obtained $3,500,000 from a private placement of debt. The debt was initially repayable on January 10, 2006 and provided for interest at the rate of 12.625% per annum, payable semi-annually.  We had the right to prepay the debt. During 2005, we utilized our bank line of credit then in effect to repay $2,000,000 of the debt.

 In consideration of the debt financing, we issued to the lenders warrants for the purchase of an aggregate of 105,000 of our common shares at an exercise price of $6.25 per share. The warrants were initially scheduled to expire on January 10, 2006. In May 2005, the holders of the remaining $1,500,000 of debt agreed to extend the maturity date of the debt to September 30, 2007. The debt extension was given to satisfy a requirement of a lender that arose in connection with a December 2004 increase in the lender’s revolving line of credit and an extension of the line to June 30, 2007. In consideration for the extension of the due date for the debt, we extended the expiration date of warrants held by the debtholders for the purchase of 97,500 common shares to September 30, 2007. Between March 2007 and September 2007, the holders of the outstanding debt agreed to a further extension of the due date to September 30, 2008. In consideration for such further extension, we further extended the expiration date of the warrants held by the debtholders to September 30, 2008.

In August 2008, the maturity date was further extended from September 30, 2008 to July 10, 2009 (or earlier if certain conditions were met). In exchange for this extension, the holders were entitled to receive an aggregate incentive payment equal to $10,000 times the number of months (or partial months) the debt was outstanding after September 30, 2008 through the maturity date. If a prepayment of principal reduced the debt below $1,500,000, the incentive payment for all subsequent months was to be reduced in proportion to any such reduction to the debt. The aggregate incentive payment was due upon full repayment of the debt.

One of the private placement lenders was a retirement trust established for the benefit of Jack D. Seibald (the “Seibald Retirement Trust”) which loaned us $625,000 and was issued a warrant for the purchase of 18,750 of our common shares. Mr. Seibald is one of our principal stockholders and, effective September 2004, became one of our directors.  As of May 2009, the Seibald Retirement Trust held approximately $288,000 of the debt.

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

The warrants expired on September 30, 2008.

In May 2009, three of the holders of the debt exchanged an aggregate of approximately $519,000 of note principal for Series E preferred shares having an aggregate redemption amount equal to such aggregate principal amount of notes.  The Series E preferred shares have rights and preferences as discussed below under “Exchange of Preferred Stock”. Concurrently, we paid approximately $50,000 to the three holders, which amount represented all accrued and unpaid interest and incentive payments through the date of exchange.  As part of the transaction, the Seibald Retirement Trust exchanged its note in the approximate principal amount of $288,000 for Series E preferred shares.  In addition, the limited liability company of which Mr. Goldstein is a minority member exchanged its note in the approximate principal amount of $115,000 for Series E preferred shares.

In May 2009, we prepaid approximately $687,000 in principal of the debt to the remaining five holders, together with approximately $81,000, which amount represented accrued and unpaid interest and incentive payments on such prepayment.

In June 2009, we prepaid the remaining approximately $294,000 in principal of the debt to such remaining holders, together with approximately $19,000, which amount represented accrued and unpaid interest and incentive payments on such prepayment.

Kingstone Insurance Company (formerly known as Commercial Mutual Insurance Company)

On January 31, 2006, we purchased two surplus notes in the aggregate principal amount of $3,750,000 issued by Commercial Mutual Insurance Company (“Commercial Mutual”).  Commercial Mutual (now renamed Kingstone Insurance Company) is a New York property and casualty insurer.

Concurrently with the purchase, the new Commercial Mutual Board of Directors elected Mr. Goldstein as its Chairman of the Board. Mr. Goldstein had been elected as a director of Commercial Mutual in December 2005.  Subsequently, Mr. Goldstein was elected Chairman of Commercial Mutual’s Executive Committee and its Chief Investment Officer.  Mr. Seibald and Victor Brodsky, our then Chief Accounting Officer and currently our Chief Financial Officer, also were elected as directors of Commercial Mutual.

In March 2007, the Board of Directors of Commercial Mutual approved a resolution to convert Commercial Mutual from an advance premium insurance company to a stock property and casualty insurance company pursuant to Section 7307 of the New York Insurance Law.

As of June 30, 2009, we held two surplus notes issued by Commercial Mutual in the aggregate principal amount of $3,750,000.  Previously earned but unpaid interest on the notes as of June 30, 2009 was approximately $2,246,000.  The surplus notes were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the surplus notes could only be made out of the surplus of Commercial Mutual and required the approval of the Insurance Department of the State of New York (the “Insurance Department”).  As of June 30, 2009, the statutory surplus of Commercial Mutual, as reported to the Insurance Department, was approximately $7,884,000.

The conversion by Commercial Mutual to a stock property and casualty insurance company was subject to a number of conditions, including the approval by the Superintendent of Insurance of the State of New York (the “Superintendent of Insurance”) of the plan of conversion, which was filed with the Superintendent of Insurance in April 2008. The Superintendent of Insurance approved the plan of conversion in April 2009. The plan of conversion was approved by the required two-thirds of all votes cast by eligible Commercial Mutual policyholders at a special meeting of policyholders held in June 2009.

Effective July 1, 2009, Commercial Mutual completed its conversion from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, Commercial Mutual’s name was changed to Kingstone Insurance Company (“KICO”). Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of Commercial Mutual.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of conversion.

Exchange of Preferred Stock

AIA

Effective March 23, 2007, the outside mandatory redemption date for the preferred shares held by AIA Acquisition Corp. (“AIA”) was extended from April 30, 2007 to April 30, 2008 through the issuance of Series B preferred shares in exchange for an equal number of Series A preferred shares held by AIA.

Effective April 16, 2008, the outside mandatory redemption date for the preferred shares held by AIA was further extended to April 30, 2009 through the issuance of Series C preferred shares in exchange for an equal number of Series B preferred shares held by AIA.  In addition, the Series C preferred shares provided for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares).

Effective August 23, 2008, the outside mandatory redemption date for the preferred shares held by AIA was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for an equal number of Series C preferred shares held by AIA.

Effective May 12, 2009, the outside mandatory redemption date for the preferred shares held by AIA was further extended to July 31, 2011 through the issuance of Series E preferred shares in exchange for an equal number of Series D preferred shares held by AIA.  In addition, the Series E preferred shares provide for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D preferred shares) and a conversion price of $2.00 per share (as compared to $2.50 per share for the Series D preferred shares).  Further, the two series differ in that our obligation to redeem the Series E preferred shares is not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D preferred shares which provided for such acceleration) and our obligation to redeem the Series E preferred shares is not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D preferred shares which provided for such pledge).

The current aggregate redemption amount for the Series E preferred shares held by AIA is $780,000, plus accumulated and unpaid dividends. As indicated above, the Series E preferred shares are convertible into our common shares at a price of $2.00 per share. Members of Mr. Goldstein’s family are principal stockholders of AIA.

Other

Reference is made to “2003 Debt Financing” for a discussion of an issuance in May 2009 of Series E preferred shares in exchange for promissory notes held by the Seibald Retirement Trust and the limited liability company of which Mr. Goldstein is a minority member.

Sale of Franchise Operations

In May 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business to Stuart Greenvald and Abraham Weinzimer.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable to the extent of $50,000 on May 15, 2009 (which has been paid), $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  Mr. Greenvald is the son-in-law of Morton L. Certilman, one of our principal shareholders.

 2009 Debt Financing

From June 2009 through December 2009, we borrowed an aggregate $1,050,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay M. Haft, one of our principal stockholders and directors, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, one of our principal stockholders and directors, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $220,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Between January 2010 and March 2010, we borrowed an additional $400,000 under the same terms as provided for in the 2009 Notes, of which $150,000 was borrowed from Mr. Goldstein’s retirement account.

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

The following is a summary of the fees billed to us by Amper Politziner & Mattia, LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2009 and by Holtz Rubenstein Reminick LLP, our former independent auditors, for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees(1)	$165,650	$110,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	32,720	47,600
All Other Fees(4)	110,316	8,910
Total Fees	$308,686	$166,510
__________

(1)
Audit Fees  consist of  aggregate  fees  billed for  professional  services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are  normally  provided  by the  independent  auditors in  connection  with statutory and regulatory  filings or engagements for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of aggregate fees billed for preparation of our federal and state income tax returns and other tax compliance activities.

(4)
All Other Fees consist of aggregate fees billed for products and services provided by our independent auditors, other than those disclosed above. During the fiscal year ended December 31, 2009, these fees related to the audit of CMIC’s pre-acquisition financial statements as of December 31, 2007 and 2008 and for the years then ended, review of CMIC’s interim financial statements as of June 30, 2009 and for six months ended June 30, 2008 and 2009 and other general accounting services. During the fiscal year ended December 31, 2008, these fees related to the review of the Uniform Franchise Offering Circular of our former wholly-owned subsidiary, DCAP Management Corp., and other general accounting services.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not.  The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors.  Substantially all of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc. (1)

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc. (2)

2(c)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc. (3)

2(d)	Stock Purchase Agreement, dated as of June 30, 2009, by and between Barry Lefkowitz and Blast Acquisition Corp. (4)

3(a)	Restated Certificate of Incorporation (5)

3(b)	Certificate of Amendment of Certificate of Incorporation with regard to name change (6)

3(c)	Certificate of Designations of Series A Preferred Stock (7)

3(d)	Certificate of Designations of Series B Preferred Stock (8)

3(e)	Certificate of Designations of Series C Preferred Stock (9)

3(f)	Certificate of Designations of Series D Preferred Stock (10)

3(g)	Certificate of Designations of Series E Preferred Stock (11)

3(h)	By-laws, as amended (12)

10(a)	1998 Stock Option Plan, as amended (13)

10(b)	Unit Purchase Agreement, dated as of July 2, 2003, by and among DCAP Group, Inc. and the purchasers named therein (14)

10(c)	Form of Secured Subordinated Promissory Note, dated July 10, 2003, issued by DCAP Group, Inc. with respect to indebtedness in the original aggregate principal amount of $3,500,000 (14)

10(d)	Letter agreement, dated May 25, 2005, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (10)

10(e)	Letter agreement, dated March 23, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (10)

10(f)	Letter agreement, dated September 30, 2007, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (15)

10(g)	Letter agreement, dated August 13, 2008, between DCAP Group, Inc. and Jack Seibald as representative and attorney-in-fact with respect to the outstanding debt (10)

10(h)	Registration Rights Agreement, dated July 10, 2003, by and among DCAP Group, Inc. and the purchasers named therein (14)

10(i)	2005 Equity Participation Plan (16)

10(j)	Surplus Note, dated April 1, 1998, in the principal amount of $3,000,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (16)

10(k)	Surplus Note, dated March 12, 1999, in the principal amount of $750,000 issued by Commercial Mutual Insurance Company to DCAP Group, Inc. (16)

10(l)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (17)

10(m)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (10)

10(n)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (18)

10(o)	Employment Contract, effective on July 1, 2008, between Commercial Mutual Insurance Company and Barry B. Goldstein

10(p)	Stock Option Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (17)

10(q)	Form of Promissory Note issued in June 2009 and due July 10, 2011 (19)

10(r)	Form of Promissory Note issued in September 2009 and due July 10, 2011 (applicable to Promissory Notes issued in December 2009 and January 2010) (20)

10(s)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen

10(t)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006

10(u)
Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006, and Amendment No. 1, dated as of January 25, 2008

10(v)	Stock Option Agreement, dated as of March 24, 2010, between Kingstone Companies, Inc. and Barry B. Goldstein (18)

14	Code of Ethics (21)

21	Subsidiaries

23	Consent of Holtz Rubenstein Reminick LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 30, 2009 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(14)	Denotes document filed as an exhibit to Amendment No. 1 to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(15)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(16)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(17)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(18)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference

(19)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 22, 2009 and incorporated herein by reference.

(20)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated September 16, 2009 and incorporated herein by reference.

(21)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009 and 2008	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-7 – F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Kingstone Companies, Inc. and Subsidiaries
Hewlett, NY

We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As described in Note 23 to the consolidated financial statements, the Company has reclassified the 2008 consolidated financial statements to reflect discontinued operations of its franchise business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have audited the adjustments to the 2008 consolidated financial statements to retrospectively apply the change in accounting classification, as described in Note 23. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

/s/  Amper, Politziner & Mattia, LLP

Edison, New Jersey
April 7, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Kingstone Companies, Inc. (formerly known as DCAP Group, Inc.) and Subsidiaries
Hewlett, New York

We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. (formerly known as DCAP Group, Inc. and Subsidiaries) as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before the effects of the retrospective adjustment for the discontinued operations discussed in Note 23 to the consolidated financial statements, present fairly, in all material respects, the financial position of Kingstone Companies, Inc. (formerly known as DCAP Group, Inc. and Subsidiaries) as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 13, 2009

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2009	2008

Assets
Short term investments	$225,336	$-
Fixed-maturity securities, available for sale, at fair value (amortized cost of $12,676,867)	12,791,080	-
Equity securities, available-for-sale, at fair value (cost of $1,973,738)	2,186,926	-
Total investments	15,203,342	-
Cash and cash equivalents	625,320	142,949
Investment income receivable	135,251	-
Premiums receivable, net of of provision for uncollectible amounts	4,479,363	-
Receivables - reinsurance contracts	564,408	-
Reinsurance receivables, net of of provision for uncollectible amounts	20,849,621	-
Notes receivable-CMIC	-	5,935,704
Notes receivable-sale of business	1,119,365	-
Deferred acquisition costs	2,917,984	-
Intangible assets	4,612,100	-
Property and equipment, net of accumulated depreciation	1,659,015	82,617
Equities in pools and associations	220,708	-
Other assets	257,276	97,143
Assets of discontinued operations	-	3,178,219
Total assets	$52,643,753	$9,436,632

Liabilities
Loss and loss adjustment expenses	$16,513,318	$-
Unearned premiums	14,088,187	-
Advance premiums	411,676	-
Reinsurance balances payable	1,918,169	-
Deferred ceding commission revenue	3,298,245	-
Notes payable (payable to related parties of $560,000 at December 31, 2009
and $403,000 at December 31, 2008)	1,085,637	2,008,828
Accounts payable, accrued liabilities and other liabilities	2,446,558	966,741
Deferred income taxes	1,173,256	200,000
Mandatorily redeemable preferred stock	1,299,231	780,000
Liabilties of discontinued operations	26,000	223,493
Total liabilities	42,260,277	4,179,062

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,804,536 shares at
December 31, 2009 and 3,788,771 shares at December 31, 2008; outstanding 2,988,511
shares at December 31, 2009 and 2,972,746 shares at December 31, 2008	38,046	37,888
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	12,051,332	11,962,512
Accumulated other comprehensive income	216,086	-
Accumulated deficit	(701,606)	(5,522,448)
	11,603,858	6,477,952
Treasury stock, at cost, 816,025 shares	(1,220,382)	(1,220,382)
Total stockholders' equity	10,383,476	5,257,570

Total liabilities and stockholders' equity	$52,643,753	$9,436,632

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2009	2008

Revenues
Net premiums earned	$4,526,341	$-
Ceding commission revenue	2,215,081	-
Net investment income	225,676	-
Net realized losses on investments	(30,628)	-
Other income	730,305	429,642
Total revenues	7,666,775	429,642

Expenses
Loss and loss adjustment expenses	2,035,471	-
Commission expense	2,233,399	-
Other underwriting expenses	1,643,473	-
Other operating expenses	1,182,047	1,156,320
Acquistion transaction costs	210,430	32,896
Depreciation and amortization	269,092	36,774
Interest expense	184,217	270,646
Interest expense - mandatorily
redeemable preferred stock	127,158	66,625
Total expenses	7,885,287	1,563,261

Loss from operations	(218,512)	(1,133,619)
Gain on acquistion of Kingstone Insurance Company	5,177,851	-
Interest income-CMIC note receivable	60,757	764,899
Income (loss) from continuing operations before taxes	5,020,096	(368,720)
Benefit from tax	(66,804)	(448,197)
Income from continuing operations	5,086,900	79,477
Loss from discontinued operations, net of taxes	(266,058)	(1,056,683)
Net income (loss)	4,820,842	(977,206)
Gross unrealized investment holding gains
arising during period	327,402	-
Income tax expense related to items of
other comprehensive income	(111,316)	-
Comprehensive income (loss)	$5,036,928	$(977,206)

Basic and diluted earnings (loss) per common share:
Income from continuing operations	$1.71	$0.03
Loss from discontinued operations	$(0.09)	$(0.36)
Income (loss) per common share	$1.62	$(0.33)

Basic and diluted weighted average common shares outstanding	2,975,668	2,972,547

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2009 and 2008

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2007	3,750,447	$37,505	-	$-	$11,850,872	$-	$(4,545,242)	781,423	$(1,185,780)	$6,157,355
Stock-based payments	38,324	383	-	-	111,640		-	-	-	112,023
Return of stock as settlement of liability	-	-	-	-	-		-	34,602	(34,602)	(34,602)
Net loss	-	-	-	-	-		(977,206)	-	-	(977,206)
Balance, December 31, 2008	3,788,771	37,888	-	-	11,962,512		(5,522,448)	816,025	(1,220,382)	5,257,570
Stock-based payments	15,765	158	-	-	88,820	-	-	-	-	88,978
Net income	-	-	-	-	-	-	4,820,842	-	-	4,820,842
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	216,086	-	-	-	216,086
Balance, December 31, 2009	3,804,536	$38,046	-	$-	$12,051,332	$216,086	$(701,606)	816,025	$(1,220,382)	$10,383,476

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31,	2009	2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$4,820,842	$(977,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Gain on acquistion of Kingstone Insurance Company	(5,177,851)	-
Gain on sale of investments	(215,523)	-
Other-than-temporary-impairment loss on investments	49,612	-
Loss on sale of fixed assets	49,325	-
Depreciation and amortization	269,092	36,774
Accretion of discount on notes receivable	-	(576,228)
Amortization of warrants	-	17,731
Stock-based payments	88,978	112,023
Amortization of bond premium or discount	28,976	-
Deferred income taxes	(294,114)	(491,000)
(Increase) decrease in assets:
Short term investments	536,790	-
Premiums receivable, net	276,785	-
Receivables - reinsurance contracts	573,424	-
Reinsurance receivables, net	(900,422)	-
Deferred acquisition costs	(252,182)	-
Other assets	90,127	(1,505)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	82,127	-
Unearned premiums	208,813	-
Advance premiums	73,622	-
Reinsurance balances payable	(87,421)	-
Deferred ceding commission revenue	597,869	-
Accounts payable, accrued liabilities and other liabilities	316,994	621,063
Net cash provided by (used in) operating activities of continuing operations	1,135,863	(1,258,348)
Operating activities of discontinued operations	63,525	505,708
Net cash flows provided by (used in) operations	1,199,388	(752,640)

Cash flows provided by (used in) investing activities:
Purchase - fixed-maturity securities	(6,073,817)	-
Purchase - equity securities	(1,574,283)	-
Sale or maturity - fixed-maturity securities	2,735,777	-
Sale - equity securities	1,533,552	-
Cash acquired in acquisition	1,327,057	-
Increase in accrued interest - Commercial Mutual Insurance Company	(60,757)	-
Increase in notes receivable and accrued interest - Sale of businesses	(127,912)	-
Collections of notes receivable and accrued interest - Sale of businesses	56,120	-
Other investing activities	1,578	(168,000)
Net cash used in investing activities of continuing operations	(2,182,685)	(168,000)
Investing activities of discontinued operations	1,869,628	1,201,901
Net cash flows (used in) provided by investing activities	(313,057)	1,033,901

Cash flows used in financing activities:
Proceeds from long term debt	1,050,000	-
Principal payments on long-term debt	(1,453,960)	(606,957)
Net cash used in financing activities of continuing operations	(403,960)	(606,957)
Financing activities of discontinued operations	-	(562,177)
Net cash flows used in financing activities	(403,960)	(1,169,134)

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31,	2009	2008

Increase (decrease) in cash and cash equivalents	482,371	(887,873)
Cash and cash equivalents, beginning of year	142,949	1,030,822
Cash and cash equivalents, end of year	$625,320	$142,949

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 1 - Basis of Presentation and Nature of Business

On July 1, 2009, Kingstone Companies, Inc. (formerly known as DCAP Group, Inc.) (referred to herein as "Kingstone" or the “Company”) completed the acquisition of 100% of the issued and outstanding common stock of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company (See Note 3). Pursuant to the plan of conversion, Kingstone acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, Kingstone forgave all accrued and unpaid interest of approximately $2,246,000 on the surplus notes as of the date of conversion.

Effective July 1, 2009, Kingstone, through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009. Accordingly, disclosures pertaining to KICO will only include the six months ended December 31, 2009.

Effective as of July 1, 2009, the Company changed its name from DCAP Group, Inc. to Kingstone Companies, Inc.

Until December 2008, continuing operations primarily consisted of the ownership and operation of a network of retail insurance brokerage and agency offices engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance.

In December 2008, due to declining revenues and profits, the Company made a decision to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations of the Retail Business. On April 17, 2009, the Company sold substantially all of the assets, including the book of business, of its 16 remaining Retail Business locations that it owned in New York State (the “New York Sale”) (see Note 23). Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated its three remaining Retail Locations in Pennsylvania (the “Pennsylvania Sale”) (see Note 23).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, the Retail Business has been presented as discontinued operations and prior periods have been restated.

Until May 2009, the Company operated a DCAP franchise business.  Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Note 23).  As a result of the sale, the franchise business has been presented as discontinued operations and prior periods have been restated.

Until February 2008, the Company provided premium financing of insurance policies for clients of its offices as well as clients of non-affiliated entities. On February 1, 2008, the Company sold its outstanding premium finance loan portfolio (see Note 23). As a result of the sale, the premium financing operations have been classified as discontinued operations. The purchaser of the premium finance portfolio has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service premium finance contracts originated by the Company in the states of New York and Pennsylvania. In connection with such purchases, the Company will be entitled to receive a fee generally equal to a percentage of the amount financed.  The Company’s continuing operations of the premium financing business will consist of the revenue earned from placement fees and any related expenses.

Note 2 – Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America “GAAP”).

Reclassification

The Company has reclassified certain amounts in its 2008 consolidated balance sheet and 2008 statements of operations to conform to the 2009 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows. All significant inter-company transactions have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries acquired on July 1, 2009 include KICO and its subsidiaries, CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates.

Supplemental Disclosures of Cash Flow Information

The table below presents the cash paid for income taxes and interest for the years ended December 31, 2009 and 2008, respectively, and the non-cash investing and financing activities.

Years Ended December 31,	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$121,437	$23,350
Cash paid for interest	369,750	375,883

Schedule of non-cash investing and financing activities:
Exchange of notes receivable as consideration paid for the acquistion of
Kingstone Insurance Company	5,996,461	-
Notes received in connection with sale of businesses	1,047,573	-
Notes payable exchanged for mandatorily redeemable preferred stock	519,231	-
Liabilties assumed by purchaser of premium finance portfolio	-	11,229,060

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The allowance for uncollectible reinsurance as of December 31, 2009 was approximately $146,000. The Company did not expense any uncollectible reinsurance for the year ended December 31, 2009. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions through December 31, 2013 at which time the insured limit is scheduled to revert back to $100,000. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed (See Note 24 Subsequent Events).

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

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Investment income is accrued to the date of the financial statements and includes amortization of premium and accretion of discount on fixed maturities. Interest is recognized when earned, while dividends are recognized when declared.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria, the following: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. The Company determined that none of its fixed-maturity and equity securities portfolios were OTTI as of December 31, 2009 and 2008. Accordingly, the Company did not record impairment write-downs for the years ended December 31, 2009 and 2008.

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

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $69,000 as of December 31, 2009. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $43,000 were written off for the six months ended December 31, 2009.

Deferred Acquisition Costs

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized and are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2009 and 2008.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company will file a consolidated tax return with KICO for periods commencing July 1, 2009 (date of KICO acquisition). The Company adopted the relevant provisions of GAAP concerning uncertainties in income taxes on January 1, 2007. At the adoption date and as of December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the investment committee which employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents and investments. At December 31, 2009, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base, which is largely concentrated in the New York City area. To reduce credit risk, the Company obtains customer credit reports before it underwrites a policy. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Gross premiums earned from lines of business that subject the Company to concentration risk from July 1, 2009 (the KICO acquisition date) through December 31, 2009 are as follows:

Personal Lines	66.5%
Commercial Automobile	23.6%
Total premiums earned subject to concentration	90.1%
Premiums earned not subject to concentration	9.9%
Total premiums earned	100.0%

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

Net earnings (loss) per share

Basic net earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options, warrants and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options, warrants and mandatorily redeemable preferred shares with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $26,000 and $-0- for the years ended December 31, 2009 and 2008, respectively.

Share-based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with guidance established by GAAP. In addition, the Company adheres to the guidance set forth within  Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff's views regarding the interaction between GAAP standards and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. Stock option compensation expense in 2009 and 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award less an estimate for anticipated forfeitures.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.

Accounting Pronouncements

Accounting guidance adopted in 2009

In December 2007, the FASB issued new guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, transaction costs are no longer included in the measurement of the business acquired, but are expensed as incurred. This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance was effective for the Company’s fiscal year beginning January 1, 2009.  As a result of the acquisition of KICO on July 1, 2009, the adoption of this guidance has had a material impact on the Company’s consolidated financial position and results of operations.

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

In August 2009, the FASB issued new guidance concerning the fair value measurement of liabilities. This new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value can be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset (Level 1) or similar liability when traded as an asset (Level 2) or another valuation technique that is consistent with the principles of fair value. Under this guidance, a company is not required to make an adjustment to reflect the existence of a restriction that prevents the transfer of the liability. This guidance is effective for interim and annual periods beginning after August 2009. The Company is currently analyzing the effect this guidance will have on its financial statements. The Company implemented this guidance as of October 1, 2009 with no material effect on Company’s consolidated financial condition and results of operations.

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

In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance calls for additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value hierarchy within GAAP. This requirement will be effective for annual and interim periods beginning after December 15, 2009. This guidance also calls for additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with the disclosure requirements as they become effective.

Note 3 - Acquisition of Kingstone Insurance Company

On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company (“CMIC”)), pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company.  The total purchase price was $5,996,461.

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

Exchange of principal amount of surplus notes of CMIC	$3,750,000
Accrued interest forgiven	2,246,461
Total purchase consideration	5,996,461
Gain on acquisition (bargain purchase)	5,177,851
Fair value of KICO at acquisition, net of deferred taxes*	$11,174,312

* The Company accounted for this transaction under GAAP guidance related to business combinations that became effective in 2009 (See Note 2, Accounting Policies and Basis of Presentation, Recent Accounting Pronouncements). Under this guidance, when a transaction meets the criteria of a “bargain purchase” goodwill is not recognized. Accordingly, the fair value of KICO at acquisition only includes identifiable assets.

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

The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of KICO, based on their fair values and the fair value hierarchy level under GAAP as of July 1, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Short term investments	$811,738	$-	$-	$811,738
Fixed-maturity securities	9,266,253	-	-	9,266,253
Equity securities	1,823,045	-	-	1,823,045
Total investments	11,901,036	-	-	11,901,036
Cash and cash equivalents	1,327,057	-	-	1,327,057
Investment income receivable	70,216	-	-	70,216
Premiums receivable, net of of provision for
uncollectible amounts	-	-	4,756,148	4,756,148
Receivables - reinsurance contracts	-	-	1,137,832	1,137,832
Reinsurance receivables, net of provision for
uncollectible amounts	-	-	19,949,199	19,949,199
Deferred acquisition costs	-	-	2,665,802	2,665,802
Intangible assets	-	-	4,850,000	4,850,000
Property and equipment, net of accumulated depreciation	-	-	1,658,493	1,658,493
Other assets	-	-	531,991	531,991
Total assets	$13,298,309	$-	$35,549,465	$48,847,774

Liabilities
Loss and loss adjustment expenses	$-	$-	$16,431,191	$16,431,191
Unearned premiums	-	-	13,879,374	13,879,374
Advance premiums	-	-	338,054	338,054
Reinsurance balances payable	-	-	2,005,590	2,005,590
Deferred ceding commission revenue	-	-	2,700,376	2,700,376
Accounts payable, accrued liabilities and other liabilities	-	-	1,157,829	1,157,829
Deferred income taxes	-	-	1,156,054	1,156,054
Other liabilities	-	-	4,994	4,994
Total liabilities	-	-	37,673,462	37,673,462
Stockholder's equity				11,174,312
Total liabilities and stockholder's equity				$48,847,774

The fair values of separately identifiable intangibles and fixed assets were based on independent appraisals. The values of certain assets and liabilities may be subject to change as additional information is obtained. The valuations will be finalized within the measurement period, generally defined as 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to the bargain purchase price. During the fourth quarter of 2009, the preliminary valuation of loss and loss adjustment expenses was increased by $239,407 and the reserve for reinsurance receivables was increased by $100,000, resulting in a decrease to the net assets acquired. The aggregate purchase price of $5,996,461 was less than the $11,174,312 fair value of KICO’s net assets acquired, resulting in a bargain purchase of $5,177,851. The purchase price was determined in CMIC’s plan of conversion, which was equal to the current value of the surplus notes and accrued interest on the effective date of conversion. Transaction costs related to the acquisition were expensed as incurred. Transaction costs for the years ended December 31, 2009 and 2008 were $210,430 and $32,896, respectively.

Allocation of Purchase Price (a):

Purchase Price		$5,996,461

Book value of CMIC at June 30, 2009		1,786,162
Conversion of surplus notes and accrued interest thereon to common stock		5,996,461
Fair value adjustments, net of taxes based on appraisal
of CMIC's identifiable assets at June 30, 2009:
Insurance license	$500,000
Customer relationships	3,400,000
Assembled workforce	950,000
Total intangible assets	4,850,000
Real estate assets	288,923
Identifiable assets	5,138,923
Tax effect	(1,747,234)
Fair value adjustments, net of taxes based on appraisal
of CMIC's identifiable assets at June 30, 2009		3,391,689
Fair value of net assets acquired, net of taxes		11,174,312

Excess of fair value of assets acquied over purchase price (bargain purchase price)		$(5,177,851)

(a)The purchase price is allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value.

The Company included total revenues and net income for KICO from the acquisition date of July 1, 2009 through December 31, 2009 in its consolidated statement of operations as follows:

Total revenue	$7,066,470
Net income	516,697

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

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

Pro Forma Results of Operations

Selected unaudited pro forma results of operations assuming the KICO acquisition had occurred as of January 1, 2008, are set forth below:

Years ended December 31,	2009	2008
	(unaudited)	(unaudited)
Total revenue	$13,280,878	$12,296,307
Income from continuing operations	$757,545	$498,161
Net income (loss)	$517,222	$(144,282)

Basic and diluted earnings (loss) per common share:
Income from continuing operations	$0.25	$0.17
Net income (loss)	$0.17	$(0.05)

Basic and diluted weighted average common shares outstanding	2,974,349	2,972,547

Note:
The Company excluded certain one-time charges from the pro forma results for the years ended December 31, 2009 and 2008 including, (i) transaction costs of $240,016 and $62,482, respectively, related to the acquisition of KICO, and (ii) Kingstone’s gain of $5,177,851 related to the acquisition of KICO for the year ended December 31, 2009.

Note 4 - Investments

The amortized cost and fair value of investments in fixed-maturity securities and equities as of December 31, 2009 are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	$14,861

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	70,124

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	29,228
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	114,213

Equity Securities:
Preferred stocks	716,903	33,661	(5,564)	-	745,000	28,097
Common stocks	1,256,835	191,075	(5,984)	-	1,441,926	185,091
Total equity securities	1,973,738	224,736	(11,548)	-	2,186,926	213,188

Short term investments	225,336	-	-	-	225,336	-

Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	$327,401

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities by contractual maturity as of December 31, 2009 is shown below:

	Amortized
Remaining Time to Maturity	Cost	Fair Value

Less than one year	$1,190,319	$1,176,050
One to five years	5,202,936	5,260,443
Five to ten years	4,945,787	4,986,236
More than 10 years	1,337,825	1,368,351
Total	$12,676,867	$12,791,080

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Major categories of the Company’s net investment income from July 1, 2009 (date of KICO acquisition) through December 31, 2009 are summarized as follows:

Income
Fixed-maturity securities	$214,499
Equity securities	45,552
Cash and cash equivalents	25,654
Other	7,231
Total	292,936
Expenses
Investment expenses	67,260
Net investment income	$225,676

Proceeds from the sale and maturity of fixed-maturity securities were $2,735,777 for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009.

Proceeds from the sale of equity securities were $1,533,552 for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009.

The Company’s gross realized gains and losses on investments for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 are summarized as follows:

Fixed-maturity securities
Gross realized gains	$110,357
Gross realized losses	(4,799)
105,558

Equity securities
Gross realized gains	109,965
Gross realized losses	-
109,965

Other-than-temporary impairment losses
Fixed-maturity securities	-
Equity securities	-
Cash and short term investments	(246,151)
(246,151)

Net realized gains (losses)	$(30,628)

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

OTTI losses are recorded in the consolidated statement of operations as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed. As of December 31, 2009, account balances at the failed bank consisted of a $100,000 certificate of deposit and a money market account with a balance of $396,151. For the year ended December 31, 2009, the loss in excess of FDIC insured limits was $246,151. Accordingly, the Company recorded OTTI of $246,151 for the year ended December 31, 2009. The Company determined there was no OTTI for its portfolio of fixed maturity investments and equity securities for the year ended December 31, 2009.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2009 as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,715,062	$(23,929)	$-	$-	$1,715,062	$(23,929)

Political subdivisions of States,
Territories and Possessions	1,357,203	(12,356)	-	-	1,357,203	(12,356)

Corporate and other bonds
Industrial and miscellaneous	1,376,516	(25,156)	-	-	1,376,516	(25,156)
Total fixed-maturity securities	4,448,781	(61,441)	-	-	4,448,781	(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	$-	$-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	-	-	94,470	(5,984)
Total equity securities	239,370	(11,548)	-	-	239,370	(11,548)

Total	$4,688,151	$(72,989)	$-	$-	$4,688,151	$(72,989)

Note 5 - Fair Value Measurements

The Company follows GAAP guidance regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

The Company’s investments are allocated among pricing input levels at December 31, 2009 as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,564	$-	$-	$3,564

Political subdivisions of
States, Territories and
Possessions	5,822	-	-	5,822

Corporate and
other bonds	3,405	-	-	3,405

Total fixed maturities	12,791	-	-	12,791
Equity investments	2,187	-	-	2,187
Short term investments	225			225
Total investments	$15,203	$-	$-	$15,203

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

Premiums receivable, reinsurance receivables:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the assets.

Notes receivable: The carrying amount of notes receivable related to the sale of businesses approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty. For “Notes receivable – Commercial Mutual Insurance Company” (now known as Kingstone Insurance Company or “KICO”), we acquired a 100% equity interest in KICO on July 1, 2009 in exchange for our relinquishing our rights to any unpaid principal and interest under the notes receivable. The fair value of KICO is based on an appraisal completed in November 2009 which was used to determine the fair value of KICO in connection with the acquisition on July 1, 2009. The appraisal was based on the discounted cash flow analysis of KICO’s book of business and a workforce assembly cost analysis. The value of KICO’s insurance license was based on industry standards.

Real Estate Assets: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal dated August 31, 2009. The appraisal was prepared using the sales comparison approach.

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
The estimated fair values of our financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and short-term investments	$850,656	$850,656	$142,949	$142,949
Premiums receivable	4,479,363	4,479,363	-	-
Receivables - reinsurance contracts	564,408	564,408	-	-
Reinsurance receivables	20,849,621	20,849,621	-	-
Notes receivable-CMIC	-	-	5,935,704	5,935,704
Notes receivable-sale of business	1,119,365	1,119,365	-	-
Real estate, net of		-
accumulated depreciation	1,490,926	1,510,000	-	-
Reinsurance balances payable	1,918,169	1,918,169	-	-
Notes payable	1,085,637	1,085,637	2,008,828	2,008,828
Mandatorily redeemable preferred stock	1,299,231	1,299,231	780,000	780,000

Note 7 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 8.9 years as of December 31, 2009.

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

The components of intangible assets are summarized as follows:

		December 31, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$-	$-	$-
Customer relationships	10	3,400,000	170,000	3,230,000	-	-	-
Assembled workforce	7	950,000	67,900	882,100	-	-	-
Total		$4,850,000	$237,900	$4,612,100	$-	$-	$-

During the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, the Company recorded amortization expense, related to intangibles, of $237,900. The estimated aggregate amortization expense for the remainder of the current year and each of the next five years is:

2010	$475,714
2011	475,714
2012	475,714
2013	475,714
2014	475,714

Note 8 - Reinsurance

Personal Lines

Personal Lines business, which primarily consists of homeowners’ policies, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. For treaty year ended June 30, 2010, an excess of loss contract provides $1,200,000 in coverage excess of the $700,000 for a total coverage of $1,900,000 per occurrence. A total of $29 million of catastrophe coverage has been provided, where the  Company retains $500,000 of risk.

Commercial Lines

Commercial Automobile - For policies with an effective date prior to 2010, the Company, pursuant to a 50% quota share treaty, retains 50% of the first $300,000 of loss, or a maximum loss per incident of $150,000.  In addition, the Company has purchased excess of loss coverage to provide for coverage of up to $2,000,000 per loss.  Beginning with policies with an effective date in 2010, where the Company does not have a quota share treaty, the Company retains the first $200,000 of loss, and has purchased excess of loss coverage for losses up to $2,000,000

Commercial Lines business other than auto - Policies written by the Company are reinsured under an 85% quota share treaty, expiring June 30, 2010.  Personal Umbrella business written is reinsured under a 90% quota share limiting the Company to a maximum of $100,000 per risk.

Quota Share, Excess of Loss and Catastrophe Reinsurance Agreements

Through quota share, excess of loss and catastrophe reinsurance agreements, the Company limits its exposure to a maximum loss on any one risk as follows:

Maximum
Loss
Line of business	Exposure
Casualty and property (personal lines)
July 1, 2006 - June 30, 2010	$ 175,000
July 1, 2005 - June 30, 2006	$ 140,000
July 1, 2003 - June 30, 2005	$ 75,000
July 1, 2002 - June 30, 2003	$ 100,000

Basic auto physical damage
January 1, 2006 - December 31, 2010	100% of covered loss
October 1, 2003 - December 31, 2005	40% of covered loss

Private passenger auto
July 1, 2007 - December 31, 2008	25% of covered loss

Casualty and property (commercial lines)
November 1, 2008 - June 30, 2010	15% of covered loss
October 1, 2002 - December 31, 2003	$ 100,000
July 1, 1999 - October 1, 2002	$ 25,000

Commercial auto liability
January 1, 2010 - December 31, 2011	$ 200,000
January 1, 2005 - December 31, 2009	$ 150,000
January 1, 2004 - December 31, 2004	$ 120,000
January 1, 2002 - December 31, 2003	$ 100,000

Commercial auto physical damage
January 1, 2010 - December 31, 2010	$ 75,000
January 1, 2007 - December 31, 2009	$ 37,500
January 1, 2004 - December 31, 2006	$ 30,000
January 1, 2002 - December 31, 2003	$ 75,000

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

Approximate reinsurance recoverables by reinsurer as of December 31, 2009 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total
Motors Insurance Corporation	$4,597	$554	$5,151
SCOR Reinsurance Company	1,322	122	1,444
Folksamerica Reinsurance Company	1,033	33	1,066
Others	3,412	641	4,053
Total	$10,364	$1,350	$11,714

To reduce the Company’s credit exposure to reinsurance, the net ceded recoverable balances due from SCOR Reinsurance Company, Motors Insurance Corporation and Maiden Reinsurance Company (related to all quota share and excess of loss reinsurance agreements effective January 1, 2006 and subsequent) are secured pursuant to collateralized trust agreements.  Assets held in these three trusts are not included in the Company’s invested assets and investment income earned on these assets is credited to the three reinsurers respectively.  Net reinsurance recoverables from SCOR Reinsurance, Motors Reinsurance and Maiden Reinsurance in total that were secured by these agreements were $14,146,000 at December 31, 2009. These trust agreements do not cover any recoverables from reinsurance agreements effective prior to January 1, 2006.

Reinsurance recoverable from Allied World Assurance Company and Amlin Bermuda Ltd. are guaranteed by an irrevocable bank letter of credit.

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

As of December 31, 2009 the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions.

Ceding commissions for period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 consist of the following:

Ceded commission on reinsurance treaties	$2,240,273
Contingent commission ceded	(25,192)
$2,215,081

Note 9 - Notes Receivable-Commercial Mutual Insurance Company

Purchase of Notes Receivable

On January 31, 2006, the Company purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC (now renamed Kingstone Insurance Company) is a New York property and casualty insurer. As of June 30, 2009, the Surplus Notes acquired were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes could only be made out of the surplus of CMIC and required the approval of the New York State Department of Insurance.  The Company did not receive any interest payments during 2009 and 2008. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts. Through June 30, 2009 and for the year ended December 31, 2008, such accretion amount, together with interest on the Surplus Notes, are included in the consolidated statement of operations as “Interest income-notes receivable.”

Exchange of Notes Receivable

See Note 3 for a discussion of the exchange of the Surplus Notes and accrued interest for 100% of the equity of Kingstone Insurance Company.

Note 10 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing.  The New York Notes are payable in installments of approximately $73,000 on March 31, 2010 (which was paid), monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010,and provide for interest at the rate of 12.625% per annum.

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

Notes receivable arising from the sale of businesses as of December 31, 2009 consists of:

		Less
	Total	Current
	Note	Maturities	Long-Term
Sale of NY stores	$550,543	$550,543	$-
Sale of Pennsylvania stores	390,910	15,698	375,212
Sale of Franchise business	150,000	50,000	100,000
	1,091,453	616,241	475,212
Accrued interest	27,912	27,912	-
Total	$1,119,365	$644,153	$475,212

Note 11 - Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 as follows:

Net deferred acquisition costs net of ceding
commission revenue, July 1, 2009	$(34,574)

Cost incurred and deferred:
Commissions and brokerage	2,271,783
Other underwriting and acquisition costs	795,377
Ceding commission revenue	(2,875,124)
Net deferred acquisition costs net of ceding
commission revenue deferred during year	192,036
Amortization	(537,723)
(345,687)

Net deferred acquisition costs net of ceding
commission revenue, end of period	$(380,261)

Ending balances for deferred acquisition costs and deferred ceding commission revenue as of December 31, 2009 follows:

Deferred acquisition costs	$2,917,984
Deferred ceding commission revenue	(3,298,245)
Balance at end of period	$(380,261)

Note 12 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2009
Building	$1,379,631	$(20,802)	$1,358,829
Land	132,097	-	132,097
Furniture	76,850	(53,574)	23,276
Computer equipment and software	284,925	(160,957)	123,968
Automobile	29,183	(8,338)	20,845
Total	$1,902,686	$(243,671)	$1,659,015

December 31, 2008
Furniture	$58,076	$(47,833)	$10,243
Computer equipment and software	157,611	(154,589)	3,022
Entertainment facility	200,538	(131,186)	69,352
Total	$416,225	$(333,608)	$82,617

Depreciation expense for the years ended December 31, 2009 and 2008 was $31,192 and $36,774, respectively.

Note 13 - Property and Casualty Insurance Activity

Premiums written, ceded and earned for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 are as follows:

	Direct	Assumed	Ceded	Net
Premiums written	$ 13,572,779	$ 8,252	$ (9,180,860)	$ 4,400,171
Change in unearned premiums	(206,292)	(2,520)	334,982	126,170
Premiums earned	$ 13,366,487	$ 5,732	$ (8,845,878)	$ 4,526,341

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2009 and 2008 was approximately $412,000 and $-0-, respectively.

The components of the liability for loss and LAE expenses (“LAE”) and related reinsurance receivables as of December 31, 2009 are as follows:

	Gross	Reinsurance
	Liability	Receivables
Case-basis reserves	$10,852,360	$7,008,201
Loss adjustment expenses	2,044,703	1,160,811
IBNR reserves	3,616,255	2,343,291
Recoverable on unpaid losses		10,512,303
Recoverable on paid losses	-	1,201,250
Total loss and loss adjustment expenses	$16,513,318	11,713,553
Unearned premiums		9,136,068
Total reinsurance receivables		$20,849,621

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009:

Balance at July 1, 2009	$16,431,191
Less reinsurance recoverables	(9,730,288)
6,700,903

Incurred related to:
Current year	1,864,515
Prior years	170,956
Total incurred	2,035,471

Paid related to:
Current year	975,376
Prior years	1,759,983
Total paid	2,735,359

Net balance at end of period	6,001,015
Add reinsurance recoverables	10,512,303
Balance at end of period	$16,513,318

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $2,949,817 for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009.

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

The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

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

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2005 and prior is limited although there remains the possibility of adverse development on reported claims. This is reflected by the loss development as of December 31, 2009 showing developed redundancies since 2005. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date. A reserve was established due to the potential that the pool will be unable to collect reinsurance on certain lead paint cases. The balance of the reserve was $146,000 as of December 31, 2009.

Note 14 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	December 31, 2009			December 31, 2008
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$35,637	$24,466	$11,171	$58,133	$22,338	$35,795
Note payable,
Accurate acquisition	-	-	-	450,695	70,872	379,823
Notes payable	1,050,000	-	1,050,000	1,500,000	1,500,000	-
	$1,085,637	$24,466	$1,061,171	$2,008,828	$1,593,210	$415,618

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

From June 2009 through December 2009, the Company borrowed $1,050,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

Included in the 2009 Notes issued above were $560,000 issued to related parties as follows:

A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Sam Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $220,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the year ended December 31, 2009 was approximately $20,000. From January 2010 through March 2010, the Company borrowed an additional $400,000 under the terms provided for in the 2009 Notes, of which $150,000 was borrowed from the IRA of Barry Goldstein.

Long-term debt matures as follows:

Years ended December 31,
2010	$24,467
2011	1,061,170
$1,085,637

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

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are among the stockholders of AIA. Interest expense on related party preferred stock for the years ended December 31, 2009 and 2008 was $118,681 and $66,625, respectively.

On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 14).

As of December 31, 2009, there were 1,299 shares outstanding of Series E Preferred Stock, convertible into 649,615 shares of Common Stock.

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the various series of Preferred Stock have been reported as a liability, and the preferred dividends have been classified as interest expense.

Note 16 – Stockholders’ Equity

Preferred Stock

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

Other Equity Compensation

Other equity compensation consists of shares granted to directors. The fair value of stock grants for the periods indicated is as follows:

Years ended December 31,	2009	2008

Number of shares granted	15,765	38,324
Valuation	$38,274	$40,500

Treasury Stock

In August 2008, three shareholders tendered an aggregate of 34,602 shares of Common Stock to the Company to settle obligations of approximately $35,000. The tendered shares were recorded as an increase in treasury stock, valued at the balance of the obligation.

Stock Options

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

Our results of continuing operations for the years ended December 31, 2009 and 2008 include share-based compensation expense totaling approximately $51,000 and $72,000, respectively.  Such compensation amounts have been included in the Consolidated Statement of Income within general and administrative expenses.

The weighted average estimated fair value of stock options granted during the year ended December 31, 2009 was $1.98 per share.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2009, we took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.  No stock options were granted during the year ended December 31, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the year ended December 31, 2009:

Dividend Yield	0.00%
Volatility	170.77%
Risk-Free Interest Rate	2.66%
Expected Life	5 years

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

A summary of option activity under the Plans as of December 31, 2009, and changes during the year then ended is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	177,400	$2.40	-	-
Granted	70,000	$2.35	-	-
Forfeited	(22,400)	$3.82	-	-

Outstanding at December 31, 2009	225,000	$2.24	3.17	$67,550

Vested and Exercisable at December 31, 2009	139,167	$2.24	2.66	$47,646

See Note 21 - Commitments and Contingencies (Employment Agreements), for additional options issued in March 2010.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the shares that had exercise prices that were lower than the $2.49 closing price of our Common Stock on December 31, 2009. No stock options were exercised in the years ended December 31, 2009 and 2008.

A summary of the status of our non-vested options as of December 31, 2009 and the changes during the year ended December 31, 2009, is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	64,479	$1.10
Granted	70,000	$1.98
Vested	(46,042)	$1.31
Forfeited	(2,604)	$0.97
Nonvested at December 31, 2009	85,833	$1.71

As of December 31, 2009 and 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $85,000 and $71,000, respectively. Unamortized compensation cost as of December 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.52 years. The total fair value of shares vested during the year ended December 31, 2009 and 2008 was approximately $60,000 and $52,000, respectively.

As of December 31, 2009, there were 72,500 shares reserved under the 2005 Plan.

Note 17 - Statutory Financial Information and Accounting Policies

For regulatory purposes, the Company’s Insurance Subsidiaries prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state in which they are domiciled (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•
Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•
Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

State insurance laws restrict the ability of the Company to declare dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. In connection with the plan of conversion of CMIC, Kingstone has agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO without the approval of the Insurance Department. Kingstone has also agreed with the Insurance Department that any intercompany transaction between itself and KICO must be filed with the Insurance Department 30 days prior to implementation.

For the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, KICO had statutory basis net income of $871,753. At December 31, 2009, KICO had reported statutory basis surplus as regards policyholders of $9,021,357, as filed with the Insurance Department.

Note 18 - Risk Based Capital

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2009.

Note 19 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. KICO and its subsidiaries are consolidated as of July 1, 2009. State tax returns are filed on a consolidated or separate basis depending on applicable laws.

The (benefit) provision for income taxes from continuing operations is comprised of the following:

Years ended December 31,	2009	2008

Current Federal income tax expense	$-	$-
Current state income tax expense	47,292	42,803
Deferred Federal and State income tax expense	(114,096)	(491,000)
Provision for income taxes	$(66,804)	$(448,197)

At December 31, 2008, the Company had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $1,589,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”), as a result of a greater than 50% ownership change of the Company in 1999. The taxable loss for the year ended December 31, 2009 was approximately $430,000. This loss will be available for future years, expiring through December 31, 2029.

For the year ended December 31, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the years ended December 31, 2009 and 2008 the tax benefit resulting from the losses of discontinued operations was recorded in continuing operations.

A reconciliation of the federal statutory rate to our effective tax rate from continuing operations is as follows:

Years ended December 31,	2009		2008

Computed expected tax expense	34.00%		(34.00)
State taxes, net of Federal benefit	1.24		(5.48)
Permanent differences	(36.57)		(82.07)
Total tax (benefit)	(1.33	) %	(121.55)

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

December 31,	2009	2008

Deferred tax asset:
Net operating loss carryovers subject to annual limitations	$544,000	$846,000
Other net operating loss carryovers	901,297	544,000
Claims reserve discount	152,951	-
Unearned premium	337,422	-
Loss and loss adjustment expenses	78,200	-
Deferred ceding commission revenue	1,121,403	-
Depreciation and amortization	-	21,000
Stock compensation expense	-	67,000
Loss from uninsured bank deposits	83,691	-
Other	137,300	-
Total deferred tax assets	3,356,264	1,478,000

Deferred tax liability:
Investment in KICO	1,169,000	1,144,000
Deferred acquisition costs	992,115	-
Intangibles	1,568,114	-
Depreciation and amortization	192,838	-
Net unrealized appreciation of securities	114,453	-
Other	-	41,000
Total deferred tax liabilities	4,036,520	1,185,000

Net deferred tax (liabilty)/asset before valuation allowance	(680,256)	293,000
Less valuation allowance due to Annual Limitation of net operating loss carryover	(493,000)	(493,000)
Net deferred income tax liability	$(1,173,256)	$(200,000)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established, except for NOL limitations, as the Company believes it is more likely than not the deferred tax assets will be realized based on the historical taxable income of KICO.

Effective January 1, 2009, the Company adopted GAAP guidance for the accounting for uncertainty in income taxes and had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

Note 20 - Employee Benefit Plans

Through December 31, 2009, qualified employees were eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. The plan was terminated effective December 31, 2009. For the year ended December 31, 2008, the Company matched 25% of the employees’ contribution up to 6%. Effective January 1, 2009, the Company no longer match employees’ contributions. Contributions for the year ended December 31, 2008 approximated $18,000.

The Company’s insurance subsidiary, KICO, maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $152,000 of expense for the year ended December 31, 2009 related to the 401(k) Plan, which included approximately $111,000 of Additional Contributions.

Note 21 - Commitments and Contingencies

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

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on our net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to Kingstone Insurance Company) (“KICO”) (formerly known as Commercial Mutual Insurance Company) to fulfill his duties and responsibilities as Chairman of the Board and Chief Investment Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2009, is $157,500 per year.  KICO is a New York property and casualty insurer.  Effective July 1, 2009, we acquired 100% of the stock of KICO.  Pursuant to an amendment entered into with Mr. Goldstein on March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, the Company issued to Mr. Goldstein 50,000 shares of common stock and granted to him a five year option for the purchase of 188,865 shares of common stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, the Company increased the number of shares authorized to be issued pursuant to its 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval. The option grant to Mr. Goldstein is also subject to such shareholder approval to the extent that additional authorized shares under the plan are required to satisfy his option. Pursuant to the 2010 Amendment, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable.

Chief Executive Officer (KICO)

KICO’s President and Chief Executive Officer, John D. Reiersen, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008 (together, the “Reiersen Agreement”). The Reiersen Agreement, which expires on December 31, 2011, may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive six months severance and accrued vacation up to a maximum of 50 days. Pursuant to the Reiersen Agreement, Mr. Reiersen is entitled to receive an annual base salary of $256,500 (with increases of 5% on each of January 1, 2010 and 2011), plus additional customary benefits.  Mr. Reiersen’s title as President and Chief Executive Officer of KICO is subject to approval by KICO’s Board at its next annual meeting to be held in March 2011. Mr. Reiersen also receives a $2,000 annual fee for his position as a director of KICO.

Approval Required for Dividends from and Transactions with Subsidiary

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

Leases

The Company leases its executive office under a non-cancelable operating leases expiring at various dates through August 31, 2011. The lease is not renewable and includes additional rent for real estate taxes and other operating expenses. The landlord may terminate the lease with 30 days advance notice. The minimum future rentals under these lease commitments are as follows:

Years ended December 31,
2010	$22,800
2011	3,625
$26,425

Tax Audits

The audit of our state income tax return by New York State for the years ended December 31, 2005, 2006 and 2007 was completed in 2009. The audit resulted in an assessment of approximately $36,000 including interest, which was paid in 2009. The audit of our federal income tax return for the year ended December 31, 2005 was completed in 2008. The audit resulted in no changes to our tax return as filed.

Note 22 - Net Income (Loss) Per Common Share

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

For the year ended December 31, 2009 options and mandatorily redeemable preferred shares had an exercise price in excess of the average market price of the Company’s common shares during the period and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and have not been adjusted for the effects of 788,782 potential common shares from unexercised stock options and the conversion of convertible preferred shares.

For the year ended December 31, 2008, the Company recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 489,400 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period.

Note 23 - Discontinued Operations

Premium Financing

On February 1, 2008, the Company’s wholly-owned subsidiary, Payments Inc. (“Payments”), sold its outstanding premium finance loan portfolio to Premium Financing Specialists, Inc. (“PFS”). Under the terms of the sale, Payments was entitled to receive an amount based upon the net earnings generated by the acquired loan portfolio as it was collected. For the years ended December 31, 2009 and 2008, Payments received approximately $18,000 and $63,000 based on the net earnings generated from collections of the acquired loan portfolio. Under the terms of the sale, PFS has agreed that, during the five year period ending January 31, 2013 (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by the Company in the states of New York and Pennsylvania.  In connection with such purchases, we will be entitled to receive a fee generally equal to a percentage of the amount financed.

As a result of the sale of the premium finance portfolio on February 1, 2008, the operating results of the premium financing operations for the years ended December 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at d December 31, 2009 and 2008. Continuing operations of the premium financing operations only consists of placement fee revenue and any related expenses.

Summarized financial information of the premium financing business as discontinued operations for the years ended December 31, 2009 and 2008 follows:

Years ended December 31,	2009	2008

Premium finance revenue	$-	$225,322

Operating Expenses:
General and administrative expenses	-	271,259
Provision for finance receivable losses	-	-
Depreciation and amortization	-	46,556
Interest expense	-	45,181
Total operating expenses	-	362,996

Loss from operations	-	(137,674)
Loss on sale of premim financing portfolio	-	102,511
Loss before provision for income taxes	-	(240,185)
Provision for income taxes	-	69,000

Loss from discontinued operations,
net of income taxes	$-	$(309,185)

The components of assets and liabilities of the premium financing discontinued operations as of December 31, 2009 and 2008 are as follows:

December 31,	2009	2008

Due from purchaser of premium finance portfolio	$-	$18,291
Total assets	$-	$18,291

Total liabilities	$-	$-

Retail Business

In December 2008, due to declining revenues and profits the Company decided to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in the Retail Business.

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $73,000 on March 31, 2010 (which was paid), monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010, and provide for interest at the rate of 12.625% per annum. As additional consideration, the Company shall be entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008.

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

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for years ended December 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2009 and 2008.

Summarized financial information of the Retail Business as discontinued operations for the years ended December 31, 2009 and 2008 follows:

Years ended December 31,	2009	2008

Commissions and fee revenue	$1,029,460	$4,042,441

Operating Expenses:
General and administrative expenses	1,226,418	3,894,183
Depreciation and amortization	59,481	212,861
Interest expense	12,104	41,162
Impairment of intangibles	49,470	393,600
Total operating expenses	1,347,473	4,541,806

Loss from operations	(318,013)	(499,365)
Gain on sale of business	(21,253)	-
Loss before benefit from income taxes	(296,760)	(499,365)
(Benefit from) provision for income taxes	(76,499)	28,972

Loss from discontinued operations,
net of income taxes	$(220,261)	$(528,337)

The components of assets and liabilities of the Retail Business discontinued operations as of December 31, 2009 and 2008 are as follows:

December 31,	2009	2008

Accounts receivable	$-	$404,180
Other current assets	-	32,325
Property and equipment, net	-	144,750
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	-	30,277
Total assets	$-	$2,894,856

Accounts payable and accrued expenses	$26,000	$136,685
Deferred income taxes	-	77,000
Total liabilities	$26,000	$213,685

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

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the years ended December 31, 2009 and 2008 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2009 and 2008.

Summarized financial information of the franchise business as discontinued operations for the years ended December 31, 2009 and 2008 follows:

Years ended December 31,	2009	2008

Commissions and fee revenue	$213,831	$485,922

Operating Expenses:
General and administrative expenses	179,813	672,233
Depreciation and amortization	2,061	32,850
Total operating expenses	181,874	705,083

Income (loss) from operations	31,957	(219,161)
Loss on sale of business	77,754	-
Income (loss) before provision for income taxes	(45,797)	(219,161)
Provision for income taxes	-	-

Loss from discontinued operations,
net of income taxes	$(45,797)	$(219,161)

The components of assets and liabilities of the franchise business discontinued operations as of December 31, 2009 and 2008 are as follows:

December 31,	2009	2008

Accounts receivable	$-	$134,522
Other current assets	-	101,678
Deferred income taxes	-	16,000
Property and equipment, net	-	7,876
Other assets	-	4,996
Total assets	$-	$265,072

Accounts payable and accrued expenses	$-	$9,809
Total liabilities	$-	$9,809

Summarized Financial Information of Discontinued Operations

Summarized financial information of consolidated discontinued operations for the years ended December 31, 2009 and 2008 follows:

Years ended December 31,	2009	2008

Commissions and fee revenue	$1,243,291	$4,528,363
Premium finance revenue	-	225,322
Total revenue	1,243,291	4,753,685

Operating Expenses:
General and administrative expenses	1,406,231	4,837,675
Provision for finance receivable losses	-	-
Depreciation and amortization	61,542	292,267
Interest expense	12,104	86,343
Impairment of intangibles	49,470	393,600
Total operating expenses	1,529,347	5,609,885

Loss from operations	(286,056)	(856,200)
Loss on sale of businesses	56,501	102,511
Loss before benefit from income taxes	(342,557)	(958,711)
(Benefit from) provision for income taxes	(76,499)	97,972

Loss from discontinued operations,
net of income taxes	$(266,058)	$(1,056,683)

The components of assets and liabilities of consolidated discontinued operations as of December 31, 2009 and 2008 are as follows:

December 31,	2009	2008

Accounts receivable	$-	$538,702
Due from purchaser of premium finance portfolio	-	18,291
Other current assets	-	134,003
Deferred income taxes	-	16,000
Property and equipment, net	-	152,626
Goodwill	-	2,207,658
Other intangibles, net	-	75,666
Other assets	-	35,273
Total assets	$-	$3,178,219

Accounts payable and accrued expenses	$26,000	$146,494
Deferred income taxes	-	77,000
Total liabilities	$26,000	$223,494

Summary of Significant Accounting Policies of Discontinued Operations

Finance income, fees and receivables – In the discontinued premium finance operations, the interest method was used to recognize interest income over the life of each loan in accordance with GAAP guidance for accounting for nonrefundable fees and costs associated with originating or acquiring loans. Upon the establishment of a premium finance contract, the Company recorded the gross loan payments as a receivable with a corresponding reduction for deferred interest. The deferred interest was amortized to interest income using the interest method over the life of each loan. The weighted average interest rate charged with respect to financed insurance policies was approximately 26.1% per annum for the year ended December 31, 2008. Upon completion of collection efforts, after cancellation of the underlying insurance policies, any uncollected earned interest or fees were charged off.

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

Note 24 - Subsequent Events

Loss from Uninsured Bank Deposits

In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed. As of December 31, 2009, account balances at the failed bank consisted of a $100,000 certificate of deposit and a money market account with a balance of $396,151. For the year ended December 31, 2009, the loss in excess of FDIC insured limits was $246,151. The loss from uninsured bank deposits was recorded as OTTI for the year ended December 31, 2009.

Notes Payable

From January 2010 through March 2010, the Company borrowed an additional $400,000 under the terms set forth in the 2009 Notes, of which $150,000 was borrowed from the IRA of Barry Goldstein (See Note 14 - Long Term Debt).

Employment Agreements and Stock Option Plan

In March 2010, the Company and Mr. Goldstein entered into an amendment to the Goldstein Employment Agreement (See Note 21 - Commitments and Contingencies).

Loss and Loss Adjustment Expenses

In March 2010, a severe storm hit the New York City area, which has resulted in approximately 250 claims to date. Although the exact amount of the loss is currently not determinable until all claims are received and processed, the Company estimates total claims will be approximately $1,500,000. The Company is reinsured for 75% of the losses from this storm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.
Dated: April 7, 2010	By /s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	April 7, 2010
/s/ Victor J. Brodsky Victor J. Brodsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 7, 2010
/s/ Michael R. Feinsod Michael R. Feinsod	Director	April 7, 2010
Jay M. Haft	Director	April __, 2010
/s/ David A. Lyons David A. Lyons	Director	April 7, 2010
/s/ Jack D. Seibald Jack D. Seibald	Director	April 7, 2010