Form 10-Q
period 2010-03-31
KINGSTONE COMPANIES, INC.
filed 2010-05-19
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2476480 (I.R.S. Employer Identification Number)
1154 Broadway
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

As of May 13, 2010, there were 3,042,543 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Short term investments	$385,392	$225,336
Fixed-maturity securities, available for sale, at fair value (amortized cost of $12,926,257
at March 31, 2010 and $12,676,867 at December 31, 2009)	13,071,634	12,791,080
Equity securities, available-for-sale, at fair value (cost of $1,831,168 at March 31, 2010
and $1,973,738 at December 31, 2009)	2,053,071	2,186,926
Total investments	15,510,097	15,203,342
Cash and cash equivalents	760,599	625,320
Investment income receivable	173,374	135,251
Premiums receivable, net of of provision for uncollectible amounts	4,840,077	4,479,363
Receivables - reinsurance contracts	962,376	564,408
Reinsurance receivables, net of of provision for uncollectible amounts	20,245,656	20,849,621
Notes receivable-sale of business	1,051,596	1,119,365
Deferred acquisition costs	3,119,493	2,917,984
Intangible assets, net	4,493,171	4,612,100
Property and equipment, net of accumulated depreciation	1,622,735	1,659,015
Equities in pools and associations	220,708	220,708
Other assets	320,134	257,276
Total assets	$53,320,016	$52,643,753

Liabilities
Loss and loss adjustment expenses	$16,536,820	$16,513,318
Unearned premiums	14,976,136	14,088,187
Advance premiums	428,429	411,676
Reinsurance balances payable	1,897,031	1,918,169
Deferred ceding commission revenue	2,841,284	3,298,245
Notes payable (payable to related parties of $785,000 at March 31, 2010
and $585,000 at December 31, 2009)	1,479,685	1,085,637
Accounts payable, accrued liabilities and other liabilities	1,838,296	2,446,558
Deferred income taxes	1,173,779	1,173,256
Mandatorily redeemable preferred stock	1,299,231	1,299,231
Liabilties of discontinued operations	6,500	26,000
Total liabilities	42,477,191	42,260,277

Commitments

Stockholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,854,536 shares at
March 31, 2010 and 3,804,536 shares at December 31, 2009; outstanding 3,038,511
shares at March 31, 2010 and 2,988,511 shares at December 31, 2009	38,546	38,046
Preferred stock, $.01 par value; authorized
1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	12,251,468	12,051,332
Accumulated other comprehensive income	242,405	216,086
Accumulated deficit	(469,212)	(701,606)
	12,063,207	11,603,858
Treasury stock, at cost, 816,025 shares	(1,220,382)	(1,220,382)
Total stockholders' equity	10,842,825	10,383,476

Total liabilities and stockholders' equity	$53,320,016	$52,643,753

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31,	2010	2009

Revenues
Net premiums earned	$2,217,947	$-
Ceding commission revenue	1,809,593	-
Net investment income	132,280	-
Net realized gains on investments	34,660	-
Other income	221,104	112,037
Total revenues	4,415,584	112,037

Expenses
Loss and loss adjustment expenses	1,434,618	-
Commission expense	1,136,619	-
Other underwriting expenses	702,376	-
Other operating expenses	539,619	281,913
Depreciation and amortization	156,687	4,436
Interest expense	45,202	80,267
Interest expense - mandatorily redeemable preferred stock	37,353	19,500
Total expenses	4,052,474	386,116

Income (loss) from operations	363,110	(274,079)
Interest income-CMIC note receivable	-	30,469
Income (loss) from continuing operations before taxes	363,110	(243,610)
Income tax expense (benefit)	144,564	(87,775)
Income (loss) from continuing operations	218,546	(155,835)
Income (loss) from discontinued operations, net of taxes	13,848	(15,679)
Net income (loss)	232,394	(171,514)

Gross unrealized investment holding gains
arising during period	39,879	-
Income tax expense related to items of
other comprehensive income	(13,559)	-
Comprehensive income (loss)	$258,714	$(171,514)

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.05)
Loss from discontinued operations	$0.01	$(0.01)
Income (loss) per common share	$0.08	$(0.06)

Number of weighted average common shares used in computation
of basic and diluted earnings (loss) per share	2,992,400	2,972,746

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Unaudited)
Year ended Decemeber 31, 2009 and Three Months Ended March 31, 2010

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2008	3,788,771	$37,888	-	$-	$11,962,512	$-	$(5,522,448)	816,025	$(1,220,382)	$5,257,570
Stock-based payments	15,765	158	-	-	88,820	-	-	-	-	88,978
Net income	-	-	-	-	-		4,820,842	-	-	4,820,842
Net unrealized gains on securities										-
available for sale, net of income tax	-	-	-	-	-	216,086	-	-	-	216,086
Balance, December 31, 2009	3,804,536	38,046	-	-	12,051,332	216,086	(701,606)	816,025	(1,220,382)	10,383,476
Stock-based payments	50,000	500	-	-	200,136	-	-	-	-	200,636
Net income	-	-	-	-	-	-	232,394	-	-	232,394
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	26,319	-	-	-	26,319
Balance, March 31, 2010	3,854,536	$38,546	-	$-	$12,251,468	$242,405	$(469,212)	816,025	$(1,220,382)	$10,842,825

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,	2010	2009

Cash flows provided by (used in) operating activities:
Net income (loss)	$232,394	$(171,514)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Gain on sale of investments	(34,660)	-
Depreciation and amortization	156,687	4,436
Stock-based payments	200,636	6,792
Deferred income taxes	(13,036)	(94,000)
(Increase) decrease in assets:
Short term investments	(160,056)	-
Premiums receivable, net	(360,714)	-
Receivables - reinsurance contracts	(397,968)	-
Reinsurance receivables, net	603,965	-
Deferred acquisition costs	(201,509)	-
Other assets	(100,784)	(11,361)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	23,502	-
Unearned premiums	887,949	-
Advance premiums	16,753	-
Reinsurance balances payable	(21,138)	-
Deferred ceding commission revenue	(456,961)	-
Accounts payable, accrued liabilities and other liabilities	(608,262)	76,742
Net cash used in operating activities of continuing operations	(233,202)	(188,905)
Operating activities of discontinued operations	(19,500)	249,849
Net cash flows (used in) provided by operations	(252,702)	60,944

Cash flows used in investing activities:
Purchase - fixed-maturity securities	(249,390)	-
Purchase - equity securities	(233,135)	-
Sale - equity securities	410,167	-
Increase in accrued interest - Commercial Mutual Insurance Company	-	(30,468)
Collections of notes receivable and accrued interest - Sale of businesses	67,769	-
Other investing activities	(1,478)	-
Net cash used in investing activities of continuing operations	(6,067)	(30,468)
Investing activities of discontinued operations	-	(745)
Net cash flows used in investing activities	(6,067)	(31,213)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt (includes $200,000 from related parties)	400,000	-
Principal payments on long-term debt	(5,952)	(17,798)
Net cash used in (provided by) financing activities of continuing operations	394,048	(17,798)
Financing activities of discontinued operations	-	-
Net cash flows provided by (used in) financing activities	394,048	(17,798)

Increase in cash and cash equivalents	135,279	11,933
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$760,599	$154,882

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effective July 1, 2009, Kingstone, through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through March 31, 2010. Accordingly, only the disclosures for the three month period ended March 31, 2010 will include KICO. As a result, disclosures for the three month periods ended March 31, 2010 and 2009 are not comparable.

Until December 2008, continuing operations primarily consisted of the ownership and operation of a network of retail insurance brokerage and agency offices engaged in the sale of retail auto, motorcycle, boat, business, and homeowner's insurance.

In December 2008, due to declining revenues and profits, the Company made a decision to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations of the Retail Business. On April 17, 2009, the Company sold substantially all of the assets, including the book of business, of its 16 remaining Retail Business locations that it owned in New York State (the “New York Sale”) (see Note 14). Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated its three remaining Retail Locations in Pennsylvania (the “Pennsylvania Sale”) (see Note 14).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, the Retail Business has been presented as discontinued operations and prior periods have been restated.

Until May 2009, the Company operated a DCAP franchise business.  Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Note 14).  As a result of the sale, the franchise business has been presented as discontinued operations and prior periods have been restated.

Note 2 – Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 7, 2010. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended Mach 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Reclassification

The Company has reclassified certain amounts in its 2009 consolidated balance sheet and 2009 statements of operations to conform to the 2010 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries acquired on July 1, 2009 include KICO and its subsidiaries, CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All material intercompany transactions have been eliminated in consolidation.

Accounting Pronouncements

Accounting guidance adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of March 31, 2010.

In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of March 31, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.

In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance requires additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value hierarchy within GAAP. The Company adopted this guidance on January 1, 2010, with the required disclosure included in “Note 5 — Fair Value Measurements”.

Accounting guidance not yet effective

The guidance issued by the FASB in January 2010 also requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with this disclosure requirement when it becomes effective.

Pending accounting guidance

The Emerging Issues Task Force of the FASB is discussing Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” At issue is how the definition of acquisition costs should be interpreted in assessing whether certain costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The Task Force reached a consensus-for-exposure that acquisition costs that qualify as deferrable should include only those costs that are directly related to the acquisition of insurance contracts by applying a model similar to the accounting for loan origination costs. That definition would not include, for example, any costs incurred in the acquisition of new or renewal contracts related to unsuccessful contract acquisitions. Also, advertising costs incurred by insurance entities should not be included in deferred acquisition costs. While this exposure is being discussed by practitioners, there is no date issued yet for this guidance to be effective.

The amount included in the category “other deferred acquisition expenses” may be significantly reduced as a result of the adoption of this pending guidance.

Note 3 - Acquisition of Kingstone Insurance Company

On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of KICO, pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company.  The total purchase price was $5,996,461.

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

Note 4 - Investments

The amortized cost and fair value of investments in fixed-maturity securities, equities and short term investments as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$3,549,616	$43,430	$(28,218)	$-	$3,564,828	$15,212

Political subdivisions of States,
Territories and Possessions	5,751,979	62,034	(12,728)	-	5,801,285	49,306

Corporate and other bonds
Industrial and miscellaneous	3,624,662	90,837	(9,978)	-	3,705,521	80,859
Total fixed-maturity securities	12,926,257	196,301	(50,924)	-	13,071,634	145,377

Equity Securities:
Preferred stocks	742,747	47,436	(3,688)	-	786,495	43,748
Common stocks	1,088,421	178,509	(354)	-	1,266,576	178,155
Total equity securities	1,831,168	225,945	(4,042)	-	2,053,071	221,903

Short term investments	385,392	-	-	-	385,392	-

Total	$15,142,817	$422,246	$(54,966)	$-	$15,510,097	$367,280

	December 31, 2009
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	$14,861

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	70,124

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	29,228
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	114,213

Equity Securities:
Preferred stocks	716,903	33,661	(5,564)	-	745,000	28,097
Common stocks	1,256,835	191,075	(5,984)	-	1,441,926	185,091
Total equity securities	1,973,738	224,736	(11,548)	-	2,186,926	213,188

Short term investments	225,336	-	-	-	225,336	-

Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	$327,401

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

(b) Includes U. S. Treasury securities with fair values at March 31, 2010 and December 31, 2009 of $605,340 and $608,327, respectively, held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities by contractual maturity as of March 31, 2010 and December 31, 2009 is shown below:

	March 31, 2010		December 31, 2009
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$1,190,320	$1,165,399	$1,190,319	$1,176,050
One to five years	5,202,936	5,275,823	5,202,936	5,260,443
Five to ten years	5,195,177	5,262,435	4,945,787	4,986,236
More than 10 years	1,337,824	1,367,977	1,337,825	1,368,351
Total	$12,926,257	$13,071,634	$12,676,867	$12,791,080

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Income
Fixed-maturity securities	$129,107	$-
Equity securities	27,301	-
Cash and cash equivalents	1,850	-
Other	15	-
Total	158,273	-
Expenses
Investment expenses	25,993	-
Net investment income	$132,280	$-

There were no proceeds from the sale and maturity of fixed-maturity securities for the three months ended March 31, 2010 and 2009.

Proceeds from the sale of equity securities were $410,167 and $-0- for the three months ended March 31, 2010 and 2009.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Fixed-maturity securities
Gross realized gains	$-	$-
Gross realized losses	-	-
	-	-

Equity securities
Gross realized gains	46,398	-
Gross realized losses	(11,738)	-
	34,660	-

Other-than-temporary impairment losses
Fixed-maturity securities	-	-
Equity securities	-	-
	-	-

Cash and short term investments	-	-

Net realized gains	$34,660	$-

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

OTTI losses are recorded in the consolidated statement of operations as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. The Company determined there was no OTTI for its portfolio of fixed maturity investments, equity securities and short term investments for the three months ended March 31, 2010.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2010 as follows:

	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,411,089	$(28,218)	4	$-	$-	$1,411,089	$(28,218)

Political subdivisions of States,
Territories and Possessions	2,184,932	(12,728)	7	-	-	2,184,932	(12,728)

Corporate and other bonds
Industrial and miscellaneous	549,844	(9,978)	2	-	-	549,844	(9,978)
Total fixed-maturity securities	4,145,865	(50,924)	13	-	-	4,145,865	(50,924)

Equity Securities:
Preferred stocks	$44,484	$(3,688)	2	$-	$-	$44,484	$(3,688)
Common stocks	1,388,128	(354)	1	-	-	1,388,128	(354)
Total equity securities	1,432,612	(4,042)	3	-	-	1,432,612	(4,042)

Total	$5,578,477	$(54,966)	16	$-	$-	$5,578,477	$(54,966)

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

The Company’s investments are allocated among pricing input levels at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,565	$-	$-	$3,565

Political subdivisions of
States, Territories and
Possessions	5,801	-	-	5,801

Corporate and
other bonds	3,706	-	-	3,706

Total fixed maturities	13,072	-	-	13,072
Equity investments	2,053	-	-	2,053
Short term investments	385	-	-	385
Total investments	$15,510	$-	$-	$15,510

	December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,564	$-	$-	$3,564

Political subdivisions of
States, Territories and
Possessions	5,822	-	-	5,822

Corporate and
other bonds	3,405	-	-	3,405

Total fixed maturities	12,791	-	-	12,791
Equity investments	2,187	-	-	2,187
Short term investments	225	-	-	225
Total investments	$15,203	$-	$-	$15,203

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

Real Estate Assets: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, was based on an appraisal dated August 31, 2009. The appraisal was prepared using the sales comparison approach.

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
The estimated fair values of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Cash and short-term investments	$1,145,991	$1,145,991	$850,656	$850,656
Premiums receivable	4,840,077	4,840,077	4,479,363	4,479,363
Receivables - reinsurance contracts	962,376	962,376	564,408	564,408
Reinsurance receivables	20,245,656	20,245,656	20,849,621	20,849,621
Notes receivable-sale of business	1,051,596	1,051,596	1,119,365	1,119,365
Real estate, net of
accumulated depreciation	1,460,530	1,510,000	1,547,629	1,510,000
Reinsurance balances payable	1,897,031	1,897,031	1,918,169	1,918,169
Notes payable	1,479,685	1,479,685	1,085,637	1,085,637
Mandatorily redeemable preferred stock	1,299,231	1,299,231	1,299,231	1,299,231

Note 7 – Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the three months ended March 31, 2010 (unaudited):

Balance at January 1, 2010	$16,513,318
Less reinsurance recoverables	(10,512,203)
6,001,115

Incurred related to:
Current year	1,133,892
Prior years	300,726
Total incurred	1,434,618

Paid related to:
Current year	407,338
Prior years	848,472
Total paid	1,255,810

Net balance at end of period	6,179,923
Add reinsurance recoverables	10,356,897
Balance at March 31, 2010	$16,536,820

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $2,640,562 for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company recognized approximately $250,000 of pre-tax loss (net of estimated reinsurance recoverable of $751,000) on the Northeast U.S. Storm that occurred from March 13 to March 15, 2010. The after tax per share loss as a result of this storm was $.06 for the three months ended March 31, 2010. This loss added 11.3 percentage points to the first quarter 2010 loss ratio.

Prior year incurred loss and LAE development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company trends and current economic conditions.

For the three months ended March 31, 2010, the Company experienced favorable development of approximately $184,000 net of taxes on quota share ceding commissions from prior periods.

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

Note 8 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	March 31, 2010			December 31, 2009
	(unaudited)
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$29,685	$25,029	$4,656	$35,637	$24,466	$11,171
Notes payable	1,450,000	-	1,450,000	1,050,000	-	1,050,000
	$1,479,685	$25,029	$1,454,656	$1,085,637	$24,466	$1,061,171

Notes Payable

As of December 31, 2008, the outstanding principal balance of Notes Payable was $1,500,000. On May 12, 2009, three of the holders of the notes exchanged an aggregate of $519,231 of note principal for Series E Preferred Stock having an aggregate redemption amount equal to such aggregate principal amount of notes (see Note 9). Concurrently, the Company paid $49,543 to the three holders, which amount represents all accrued and unpaid interest and incentive payments through the date of exchange. As part of the transaction, a retirement trust established for the benefit of Jack Seibald, one of the Company’s directors and principal stockholders, exchanged its note in the approximate principal amount of $288,000 for shares of Series E Preferred Stock.  In addition, a limited liability company of which Barry Goldstein, the Company’s Chief Executive Officer (and a director and a principal stockholder), is a minority member exchanged its note in the approximate principal amount of $115,000 for shares of Series E Preferred Stock.

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

From June 2009 through December 2009, the Company borrowed $1,050,000 (including $585,000 from related parties as discussed below) and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum through July 10, 2011, at which time the entire principal balance is due. The 2009 Notes are prepayable without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

From January 2010 through March 2010, the Company borrowed an additional $400,000 under the terms provided for in the 2009 Notes, of which $200,000 was borrowed from related parties as discussed below.

Aggregate related party borrowings of $785,000 are as follows:

The IRA of Barry Goldstein purchased a 2009 Note in the principal amount of $150,000. A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $295,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the three months ended March 31, 2010 was approximately $23,000.

Long-term debt matures as follows:

Years ended December 31,
(unaudited)
2010 (nine months)	$18,515
2011	1,461,170
$1,479,685

Note 9 - Exchange and Issuance of Preferred Stock

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
Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are among the stockholders of AIA. Interest expense on related party preferred stock for the three months ended March 31, 2010 and 2009 was $32,637 and $19,500, respectively.

On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 8).

As of March 31, 2010, there were 1,299 shares outstanding of Series E Preferred Stock, convertible into 649,615 shares of Common Stock.

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the various series of Preferred Stock have been reported as a liability of $1,299,231 at March 31, 2010 and December 31, 2009. For the three months ended March 31, 2010 and 2009, the preferred dividends have been classified as interest expense of $37,353 and $19,500, respectively.

Note 10 – Equity Stock Compensation

Other Equity Compensation

Other equity compensation consists of 50,000 shares granted to the Company’s chief executive officer pursuant to an amended employment agreement dated March 24, 2010. The fair value of stock grant is $112,000.

Stock Options

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

In December 2005, the Company’s shareholders ratified the adoption of the 2005 Equity Participation Plan (the “2005 Plan” and together with the 1998 Plan, the “Plans”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under the 2005 Plan, a maximum of 300,000 shares of Common Stock were permitted to be issued pursuant to options granted and restricted stock issued. In March 2010, the Board of Directors of the Company increased the number of shares of Common Stock authorized to be issued pursuant to the 2005 Plan to 550,000, subject to stockholder approval. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the three months ended March 31, 2010 and 2009 include share-based compensation expense related to stock options totaling approximately $89,000 and $7,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2010 and 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2010 was $2.04 per share. The fair value of options at the grant date was estimated using the Black-Scholes pricing model. No stock options were granted during the three months ended March 31, 2009.

A summary of option activity under the Plans as of March 31, 2010, and changes during the three months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	225,000	$2.24	3.17	$67,550

Granted	188,865	$2.50	-	$94,433
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at March 31, 2010	413,865	$2.36	3.87	$266,533

Vested and Exercisable at March 31, 2010	173,466	$2.31	3.03	$122,033

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common shares for the shares that had exercise prices that were lower than the $3.00 closing price of the Company’s common shares on March 31, 2010.  No options were exercised in the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $293,000. This amount is expected to be recognized over a remaining weighted-average vesting period of 2.67 years.

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. KICO and its subsidiaries are consolidated as of July 1, 2009. State tax returns are filed on a consolidated or separate basis depending on applicable laws.

At December 31, 2009, the Company had net operating loss carryforwards for tax purposes, which expire at various dates through 2019, of approximately $2,019,000. These net operating loss carryforwards are subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”), as a result of a greater than 50% ownership change of the Company in 1999. These losses will be available for future years, expiring through December 31, 2029.

For the year ended December 31, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the three months March 31, 2010 and 2009 the tax effects from discontinued operations was recorded in continuing operations.

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

	March 31,	December 31,
	2010	2009
	(unaudited)
Deferred tax asset:
Net operating loss carryovers subject to annual limitations	$544,000	$544,000
Other net operating loss carryovers	1,120,068	901,297
Claims reserve discount	162,538	152,951
Unearned premium	444,794	337,422
Loss and loss adjustment expenses	39,100	78,200
Deferred ceding commission revenue	966,037	1,121,403
Stock compensation expense	49,000	-
Loss from uninsured bank deposits	-	83,691
Other	49,113	137,300
Total deferred tax assets	3,374,650	3,356,264

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,060,628	992,115
Intangibles	1,527,678	1,568,114
Depreciation and amortization	195,208	192,838
Net unrealized appreciation of securities	102,915	114,453
Total deferred tax liabilities	4,055,429	4,036,520

Net deferred tax (liabilty)/asset before valuation allowance	(680,779)	(680,256)
Less valuation allowance due to Annual Limitation of net operating loss carryover	(493,000)	(493,000)
Net deferred income tax liability	$(1,173,779)	$(1,173,256)

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

Note 12 - Net Income (Loss) Per Common Share

Basic net earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred shares. The computation of diluted earnings per share excludes those options and mandatorily redeemable preferred shares with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

For the three months ended March 31, 2010 there were 153,468 vested options with an exercise price in excess of the average market price of the Company’s common shares during the period and the inclusion of 39,921 net Common Shares assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

For the three months ended March 31, 2010 mandatorily redeemable preferred shares had a conversion price in below the average market price of the Company’s common shares during the period and the inclusion of 649,615 assumed converted common shares in the computation of diluted earnings per share would have been anti-dilutive, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such mandatorily redeemable preferred shares .

For the three months ended March 31, 2009, the Company recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 489,000 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period.

Note 13 - Commitments and Contingencies

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

Note 14 - Discontinued Operations

Retail Business

In December 2008, due to declining revenues and profits the Company decided to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in the Retail Business.

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. The New York Notes are payable in installments of approximately $73,000 on March 31, 2010, monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010, and provide for interest at the rate of 12.625% per annum. As additional consideration, the Company shall be entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008.

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

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the three months ended March 31, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2010 and December 31, 2009.

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated its DCAP franchise business (collectively, the “Franchise Stock”). The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders.

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the three months ended March 31, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31, 2010 and December 31, 2009.

Consolidated Discontinued Operations

Summarized financial information of consolidated discontinued operations for the three months ended March 31, 2010 and 2009 follows:

Three Months ended March 31,	2010	2009
	(unaudited)
Total revenue	$-	$936,713

Operating Expenses:
General and administrative expenses	-	895,135
Depreciation and amortization	-	47,935
Interest expense	-	9,322
Total operating expenses	-	952,392

Loss from operations	-	(15,679)
Additional consideration on sale of businesses	13,848	-
Income (loss) before income taxes	13,848	(15,679)
Provision for income taxes	-	-

Income (loss) from discontinued operations,
net of income taxes	$13,848	$(15,679)

The components of assets and liabilities of consolidated discontinued operations as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)

Total assets	$-	$-

Accounts payable and accrued expenses	$6,500	$26,000
Total liabilities	$6,500	$26,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 through March 31, 2010. Accordingly, discussions pertaining to KICO will only include the three months ended March 31, 2010.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation. See Note 2 to the Consolidated Financial Statements - “Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

We completed the acquisition of KICO on July 1, 2009. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of this acquisition particularly through the addition of our insurance underwriting business that now includes all of the operations of KICO.

We have changed the presentation of our business results by reclassifying our previously reported continuing operations based on reporting standards for insurance underwriters. The prior period disclosures have been restated to conform to the current presentation. Other income primarily consists of premium finance fee income on loans financed by a third party finance company. General corporate overhead not incurred by our underwriting business is allocated to other operating expenses.

Due to the acquisition of KICO and the commencement of our insurance underwriting business on July 1, 2009, and the discontinuance of all business operations previously in place before the acquisition date, the comparability of information between quarters and years is less meaningful.

In December 2008, due to declining revenues and profits, we made a decision to restructure our network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of our least profitable locations during December 2008 and the sale of the remaining 19 Retail Business locations. On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 remaining Retail Business locations that we owned in New York State (the “New York Sale”). Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Retail Business locations in Pennsylvania (the “Pennsylvania Sale”).  As a result of the restructuring in December 2008, the New York Sale on April 17, 2009 and the Pennsylvania Sale effective June 30, 2009, our Retail Business has been presented as discontinued operations.

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business. As a result of the sale, our franchise business has been presented as discontinued operations.

After taking into effect the sale of our businesses as discussed above, our continuing operations for the three months ended March 31, 2009 consisted of premium finance fee income on loans financed by a third party finance company, corporate overhead, interest expense on notes payable and mandatorily redeemable preferred stock, and interest income on notes receivable.

Separate discussions follow for results of continuing operations and discontinued operations.

	Three months ended March 31,
($ in thousands)	2010	2009	Change	Percent
Revenues
Net premiums earned	$2,218	$-	$2,218	(A)
Ceding commission revenue	1,809	-	1,809	(A)
Net investment income	132	-	132	(A)
Net realized gain on investments	35	-	35	(A)
Other income	221	112	109	97.3%
Total revenues	4,415	112	4,303	3,842.0%

Expenses
Loss and loss adjustment expenses	1,434	-	1,434	(A)
Commission expense	1,137	-	1,137	(A)
Other underwriting expenses	702	-	702	(A)
Other operating expenses	540	282	258	91.5%
Depreciation and amortization	157	4	153	3,825.0%
Interest expense	45	80	(35)	(43.8	) %
Interest expense - mandatorily
redeemable preferred stock	37	20	17	85.0%
Total expenses	4,052	386	3,666	949.7%

Income (loss) from operations	363	(274)	637	(232.5	) %
Interest income-CMIC note receivable	-	30	(30)	(100.0	) %
Income (loss) from continuing operations
before taxes	363	(244)	607	(A)
Provision for (benefit from) income tax	145	(88)	233	(264.8	) %
Income (loss) from continuing operations	218	(156)	374	(A)
Income (loss) from discontinued
operations, net of taxes	14	(16)	30	(187.5	) %
Net income (loss)	232	(172)	404	(A)

Percent of total revenues:
Net premiums earned	50.2%	0.0%
Ceding commission revenue	41.0%	0.0%
Net investment income	3.0%	0.0%
Net realized gains on investments	0.8%	0.0%
Other income	5.0%	100.0%
	100.0%	100.0%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Continuing Operations

During the three months ended March 31, 2010 (“2010”), revenues from continuing operations were $4,415,000, as compared to $112,000 for the three months ended March 31, 2009 (“2009”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

The positive cash flow from operations was the result of the KICO acquisition. The tax equivalent investment yield, excluding cash, was 5.57% at March 31, 2010. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2010 were $4,052,000, as compared to $386,000 in 2009. The increase in total expenses was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009.

Interest income from CMIC notes receivable in 2010 was $-0-, as compared to $30,000 in 2009. The decrease in 2010 was due to the forgiveness of the notes receivable in exchange for our 100% equity interest of KICO on July 1, 2009.

The provision for income taxes (including state taxes) was $145,000 in 2010, as compared to a tax benefit of $88,000 in 2009. The increase in 2010 was due to the change from a loss from continuing operations before taxes in 2009 to income from continuing operations before taxes in 2010. The tax provision/benefit on income from continuing operations in both periods include the tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$937	$(937)	(100	) %

Operating Expenses:
General and administrative expenses	-	896	(896)	(100	) %
Depreciation and amortization	-	48	(48)	(100	) %
Interest expense	-	9	(9)	(100	) %
Impairment of intangibles	-	-	-	n/a
Total operating expenses	-	953	(953)	(100	) %

Loss from operations	-	(16)	16	(100	) %
Additional consideration on sale of business	14	-	14	n/a
Income (loss) before benefit from income taxes	14	(16)	30	(188	) %
Provision for income taxes	-	-	-	n/a
Income (loss) from discontinued operations	$14	$(16)	$30	(188	) %

The decrease in revenue and expenses in our discontinued in 2010 as compared to 2009 was attributable to: (i) the cessation of operations in our Retail Business of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009, and (ii) in our discontinued Franchise Business, the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Net income

Net income was $232,000 for 2010, compared to a net loss of $172,000 in 2009. The increase in net income was due to the inclusion of KICO’s operations effective July 1, 2009, and the cessation of our discontinued operations.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the three months ended March 31, 2010 is as follows:

Revenues
Net premiums earned	$2,217,947
Ceding commission revenue	1,809,593
Net investment income	132,280
Net realized gain on investments	34,660
Other income	75,077
Total revenues	4,269,557

Expenses
Loss and loss adjustment expenses	1,434,618
Commission expense	1,136,619
Other underwriting expenses	702,376
Depreciation and amortization	155,629
Total expenses	3,429,242

Income from operations	840,315
Income tax expense	275,814
Net income	$564,501

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

The key measures for our insurance underwriting business for the three months ended March 31, 2010 are as follows:

Net premiums earned	$2,217,947
Ceding commission revenue	1,809,593
Other income	75,077

Loss and loss adjustment expenses	1,434,618

Acquistion costs and other underwriting expenses:
Commission expense	1,136,619
Other underwriting expenses	702,376
Total acquistion costs and other underwriting expenses	1,838,995

Underwriting income	$829,004

Key Measures:
Net loss ratio	64.7%
Net underwriting expense ratio	-2.1%
Net combined ratio	62.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$1,838,995
Less: Ceding commission revenue	(1,809,593)
Less: Other income	(75,077)
$(45,675)

Net earned premium	$2,217,947

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2010 and December 31, 2009:

	March 31, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$43,430	$(28,218)	$-	$3,564,828	23.0%

Political subdivisions of States,
Territories and Possessions	5,751,979	62,034	(12,728)	-	5,801,285	37.4%

Corporate and other bonds
Industrial and miscellaneous	3,624,662	90,837	(9,978)	-	3,705,521	23.9%
Total fixed-maturity securities	12,926,257	196,301	(50,924)	-	13,071,634	84.3%
Equity Securities	1,831,168	225,945	(4,042)	-	2,053,071	13.2%
Short term investments	385,392	-	-	-	385,392	2.5%
Total	$15,142,817	$422,246	$(54,966)	$-	$15,510,097	100.0%

	December 31, 2009

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	23.4%

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	38.3%

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	22.4%
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	84.1%
Equity Securities	1,973,738	224,736	(11,548)	-	2,186,926	14.4%
Short term investments	225,336	-	-	-	225,336	1.5%
Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities as of March 31, 2010 and December 31, 2009 as rated by Standard and Poor’s.

	March 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$3,564,828	27.3%	$3,564,477	27.9%
AAA	3,384,770	25.9%	3,404,461	26.6%
AA	2,576,138	19.7%	2,564,302	20.0%
A	3,089,139	23.6%	2,808,145	22.0%
BBB	456,759	3.5%	449,695	3.5%
Total	$13,071,634	100.0%	$12,791,080	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.08%	5.6	3.08%	5.8

Political subdivisions of States,
Territories and Possessions	4.20%	5.7	4.09%	6.0

Corporate and other bonds
Industrial and miscellaneous	5.52%	8.0	5.62%	8.5

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 4 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,411,089	$(28,218)	4	$-	$-	$1,411,089	$(28,218)

Political subdivisions of States,
Territories and Possessions	2,184,932	(12,728)	7	-	-	2,184,932	(12,728)

Corporate and other bonds
Industrial and miscellaneous	549,844	(9,978)	2	-	-	549,844	(9,978)
Total fixed-maturity securities	4,145,865	(50,924)	13	-	-	4,145,865	(50,924)

Equity Securities:
Preferred stocks	$44,484	$(3,688)	2	$-	$-	$44,484	$(3,688)
Common stocks	1,388,128	(354)	1	-	-	1,388,128	(354)
Total equity securities	1,432,612	(4,042)	3	-	-	1,432,612	(4,042)

Total	$5,578,477	$(54,966)	16	$-	$-	$5,578,477	$(54,966)

	December 31, 2009
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,715,062	$(23,929)	6	$-	$-	$1,715,062	$(23,929)

Political subdivisions of States,
Territories and Possessions	1,357,203	(12,356)	5	-	-	1,357,203	(12,356)

Corporate and other bonds
Industrial and miscellaneous	1,376,516	(25,156)	7	-	-	1,376,516	(25,156)
Total fixed-maturity securities	4,448,781	(61,441)	18	-	-	4,448,781	(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	3	$-	$-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	5	-	-	94,470	(5,984)
Total equity securities	239,370	(11,548)	8	-	-	239,370	(11,548)

Total	$4,688,151	$(72,989)	26	$-	$-	$4,688,151	$(72,989)

There are 16 securities at March 31, 2010 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There are 26 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

Our reconciliation of net income to cash provided by (used in) operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2010	2009

Cash flows provided by (used in):
Operating activities	$(252,702)	$60,944
Investing activities	(6,067)	(31,213)
Financing activities	394,048	(17,798)
Net increase in cash and cash equivalents	135,279	11,933
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$760,599	$154,882

The increase in cash flows used in operating activities in 2010 was primarily a result of a decrease in accounts payable, offset by additional operating cash flows provided through the acquisition of KICO on July 1, 2009.

 Net cash flows used in investing activities decreased as a result of the investing cash flows used through the acquisition of KICO on July 1, 2009.

Net cash provided by financing activities was primarily a result of $400,000 of proceeds from newly issued long-term debt. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transaction in 2010

Notes Payable

From June 2009 through December 2009, we borrowed an aggregate of $1,050,000 (including $585,000 payable from related parties) and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. Between January 2010 and March 2010, we borrowed an additional $400,000 (including $200,000 from related parties) on the same terms as provided for in the 2009 Notes.

Loss and Loss Adjustment Expenses

During the first quarter of 2010, we recognized approximately $250,000 of pre-tax loss (net of estimated reinsurance recoverable of $751,000) on the Northeast U.S. Storm that occurred from March 13 to March 15, 2010. The after tax per share loss as a result of this storm was $.06 for the three months ended March 31, 2010. This loss added 11.3 percentage points to the first quarter 2010 loss ratio.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On July 1, 2009, we completed the acquisition of KICO. KICO has not previously been subject to a review of internal control over financial reporting under the Sarbanes-Oxley Act of 2002. We have begun the process of integrating KICO’s operations, including internal control over financial reporting, and extending our Section 404 compliance to KICO’s operations; however we have not yet made an assessment with regard to KICO’s internal control over financial reporting. We will be required to include KICO’s operations in our assessment of internal control over financial reporting effective June 30, 2010. KICO accounts for 96.7% of our consolidated assets and contributes all of our consolidated net income.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, we issued 50,000 common shares to Barry Goldstein, our President and Chief Executive Officer, in connection with the extension of the term of his employment agreement.  The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering.  We reached this determination based on the following: (i) Mr. Goldstein represented that he was an “accredited investor” and he acquired the shares for his own account; (ii) the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) we did not offer or sell the shares by any form of general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

2(a)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.1

2(b)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc.2

2(c)	Stock Purchase Agreement, dated as of June 30, 2009, between Barry Lefkowitz and Blast Acquisition Corp.3

1 Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 30, 2009 and incorporated herein by reference.

3(a)	Restated Certificate of Incorporation4

3(b)	Certificate of Amendment of Certificate of Incorporation filed July 1, 20095

3(c)	Certificate of Designation of Series A Preferred Stock6

3(d)	Certificate of Designation of Series B Preferred Stock7

3(e)	Certificate of Designation of Series C Preferred Stock8

3(f)	Certificate of Designation of Series D Preferred Stock9

3(g)	Certificate of Designation of Series E Preferred Stock10

3(h)	By-laws, as amended11

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Dated: May 19, 2010	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer