Form 10-Q
period 2010-06-30
KINGSTONE COMPANIES, INC.
filed 2010-08-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 13, 2010, there were 3,833,798 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2010 (Unaudited) and 2009 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010 (Unaudited) and for the year ended December 31, 2009	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (Unaudited) and 2009 (Unaudited)	6-7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4T—	Controls and Procedures	42

PART II — OTHER INFORMATION		44
Item 1 —	Legal Proceedings	44
Item 1A —	Risk Factors	44
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3 —	Defaults Upon Senior Securities	44
Item 4 —	Reserved	44
Item 5 —	Other Information	44
Item 6 —	Exhibits	44
Signatures		44
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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Short term investments	$-	$225,336
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $116,813)	106,205	-
Fixed-maturity securities, available for sale, at fair value (amortized cost of $14,294,969
at June 30, 2010 and $12,676,867 at December 31, 2009)	14,577,906	12,791,080
Equity securities, available-for-sale, at fair value (cost of $2,314,476 at June 30, 2010
and $1,973,738 at December 31, 2009)	2,395,587	2,186,926
Total investments	17,079,698	15,203,342
Cash and cash equivalents	915,119	625,320
Investment income receivable	158,213	135,251
Premiums receivable, net of provision for uncollectible amounts	5,590,914	4,479,363
Receivables - reinsurance contracts	896,282	564,408
Reinsurance receivables, net of provision for uncollectible amounts	20,568,206	20,849,621
Notes receivable-sale of business	905,700	1,119,365
Deferred acquisition costs	3,445,620	2,917,984
Intangible assets, net	4,374,243	4,612,100
Property and equipment, net of accumulated depreciation	1,593,305	1,659,015
Equities in pools and associations	220,708	220,708
Other assets	236,202	257,276
Total assets	$55,984,210	$52,643,753

Liabilities
Loss and loss adjustment expenses	$16,323,276	$16,513,318
Unearned premiums	16,616,352	14,088,187
Advance premiums	449,759	411,676
Reinsurance balances payable	2,432,368	1,918,169
Deferred ceding commission revenue	3,083,429	3,298,245
Notes payable (includes payable to related parties of $785,000 at June 30, 2010
and $585,000 at December 31, 2009)	1,473,597	1,085,637
Accounts payable, accrued liabilities and other liabilities	1,924,280	2,446,558
Deferred income taxes	1,112,334	1,173,256
Mandatorily redeemable preferred stock	-	1,299,231
Liabilities of discontinued operations	-	26,000
Total liabilities	43,415,395	42,260,277

Commitments

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,638,534 shares at
June 30, 2010 and 3,804,536 shares at December 31, 2009; outstanding 3,833,798
shares at June 30, 2010 and 2,988,511 shares at December 31, 2009	46,386	38,046
Preferred stock, $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	13,556,307	12,051,332
Accumulated other comprehensive income	240,273	216,086
Accumulated deficit	(110,893)	(701,606)
	13,732,073	11,603,858
Treasury stock, at cost, 804,736 shares at June 30, 2010 and 816,025 shares
at December 31, 2009	(1,163,258)	(1,220,382)
Total stockholders' equity	12,568,815	10,383,476

Total liabilities and stockholders' equity	$55,984,210	$52,643,753

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Net premiums earned	$2,622,114	$-	$4,840,061	$-
Ceding commission revenue	1,971,144	-	4,182,281	-
Net investment income	148,923	-	281,203	-
Net realized gains on investments	110,089	-	144,749	-
Other income	228,381	245,359	449,485	357,396
Total revenues	5,080,651	245,359	9,897,779	357,396

Expenses
Loss and loss adjustment expenses	1,175,718	-	2,610,336	-
Commission expense	1,223,484	-	2,360,103	-
Other underwriting expenses	1,428,142	-	2,532,062	-
Other operating expenses	377,188	384,983	916,807	666,896
Depreciation and amortization	151,801	4,158	308,488	8,594
Interest expense	47,100	53,084	92,302	133,351
Interest expense - mandatorily redeemable preferred stock	37,353	32,952	74,706	52,452
Total expenses	4,440,786	475,177	8,894,804	861,293

Income (loss) from operations	639,865	(229,818)	1,002,975	(503,897)
Interest income-CMIC note receivable	-	37,313	-	67,782
Income (loss) from continuing operations before taxes	639,865	(192,505)	1,002,975	(436,115)
Income tax expense (benefit)	291,546	(121,977)	436,110	(209,752)
Income (loss) from continuing operations	348,319	(70,528)	566,865	(226,363)
Income (loss) from discontinued operations, net of taxes	10,000	(168,094)	23,848	(183,773)
Net income (loss)	358,319	(238,622)	590,713	(410,136)

Gross unrealized investment holding (losses) gains
arising during period	(3,232)	-	36,647	-
Income tax benefit (expense) related to items of
other comprehensive income	1,099	-	(12,460)	-
Comprehensive income (loss)	$356,186	$(238,622)	$614,900	$(410,136)

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.02)	$0.19	$(0.08)
Income (loss) from discontinued operations	$0.00	$(0.06)	$0.01	$(0.06)
Income (loss) per common share	$0.11	$(0.08)	$0.20	$(0.14)

Number of weighted average common shares used in
computation of basic and diluted earnings (loss) per share	3,079,451	2,972,746	3,016,830	2,972,746

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Unaudited)
Year ended December 31, 2009 and Six Months Ended June 30, 2010

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2008	3,788,771	$37,888	-	$-	$11,962,512	$-	$(5,522,448)	816,025	$(1,220,382)	$5,257,570
Stock-based payments	15,765	158	-	-	88,820	-	-	-	-	88,978
Net income	-	-	-	-	-		4,820,842	-	-	4,820,842
Net unrealized gains on securities										-
available for sale, net of income tax	-	-	-	-	-	216,086	-	-	-	216,086
Balance, December 31, 2009	3,804,536	38,046	-	-	12,051,332	216,086	(701,606)	816,025	(1,220,382)	10,383,476
Stock-based payments	57,878	578	-	-	270,630	-	-	-	-	271,208
Mandatorily redeemable preferred stock
exchanged for common stock	787,409	7,874	-	-	1,291,357	-	-	-	-	1,299,231
Retirement of treasury stock	(11,289)	(112)			(57,012)			(11,289)	57,124	-
Net income	-	-	-	-	-	-	590,713	-	-	590,713
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	24,187	-	-	-	24,187
Balance, June 30, 2010	4,638,534	$46,386	-	$-	$13,556,307	$240,273	$(110,893)	804,736	$(1,163,258)	$12,568,815

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,	2010	2009

Cash flows provided by (used in) operating activities:
Net income (loss)	$590,713	$(410,136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Gain on sale of investments	(144,749)	-
Depreciation and amortization	308,488	8,594
Amortization of bond premium (discount), net	34,605	-
Stock-based payments	271,208	13,510
Deferred income taxes	(73,382)	(226,000)
(Increase) decrease in assets:
Short term investments	225,336	-
Premiums receivable, net	(1,111,551)	-
Receivables - reinsurance contracts	(331,874)	-
Reinsurance receivables, net	281,415	-
Deferred acquisition costs	(527,636)	-
Other assets	(27,068)	3,714
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(190,042)	-
Unearned premiums	2,528,165	-
Advance premiums	38,083	-
Reinsurance balances payable	514,199	-
Deferred ceding commission revenue	(214,816)	-
Accounts payable, accrued liabilities and other liabilities	(522,278)	(283,330)
Net cash provided by (used in) operating activities of continuing operations	1,648,816	(893,648)
Operating activities of discontinued operations	(26,000)	109,851
Net cash flows provided by (used in) operating activities	1,622,816	(783,797)

Cash flows (used in) provided by investing activities:
Purchase - fixed-maturity securities held to maturity	(106,205)	-
Purchase - fixed-maturity securities available for sale	(3,116,725)	-
Purchase - equity securities	(877,639)	-
Sale - fixed-maturity securities available for sale	1,566,632	-
Sale - equity securities	604,217	-
Increase in accrued interest - Commercial Mutual Insurance Company	-	(60,757)
Increase in notes receivable and accrued interest - Sale of businesses	-	(106,926)
Collections of notes receivable and accrued interest - Sale of businesses	213,665	50,000
Other investing activities	(4,921)	(806)
Net cash used in investing activities of continuing operations	(1,720,976)	(118,489)
Investing activities of discontinued operations	-	1,869,628
Net cash flows (used in) provided by investing activities	(1,720,976)	1,751,139

Cash flows provided by (used in) financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010
and $120,000 in 2009)	400,000	500,000
Principal payments on long-term debt	(12,040)	(1,442,456)
Net cash provided by (used in) financing activities of continuing operations	387,960	(942,456)
Financing activities of discontinued operations	-	-
Net cash flows provided by (used in) financing activities	387,960	(942,456)

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,	2010	2009

Increase in cash and cash equivalents	$289,799	$24,886
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$915,119	$167,835

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	$1,299,231	$-
Notes receivable issued in connection with sale of business	$-	$1,047,573
Notes payable exchanged for mandatorily redeemable preferred stock	$-	$519,231

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

Effective July 1, 2009, Kingstone, through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through June 30, 2010. Accordingly, only the disclosures for the six month and three month periods ended June 30, 2010 will include KICO. As a result, disclosures for the six month and three month periods ended June 30, 2010 and 2009 are not comparable.

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

Note 2 – Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 7, 2010. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting Pronouncements

Accounting guidance adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of June 30, 2010.

In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of June 30, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.

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

Pending accounting guidance

The Emerging Issues Task Force of the FASB is discussing Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” At issue is how the definition of acquisition costs should be interpreted in assessing whether certain costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. In July 2010, the Task Force reached a final consensus-for-exposure that acquisition costs that qualify as deferrable should include only those costs that are directly related to the acquisition of insurance contracts by applying a model similar to the accounting for loan origination costs. That definition would not include, for example, any costs incurred in the acquisition of new or renewal contracts related to unsuccessful contract acquisitions. This pending guidance is expected to be effective for annual and interim periods beginning after December 15, 2011 and would allow, but not require, retrospective application.

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

Note 4 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities, equities and short term investments as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$2,474,497	$85,905	$(15,635)	$-	$2,544,767	$70,270

Political subdivisions of States,
Territories and Possessions	6,901,104	103,377	(10,918)	-	6,993,563	92,459

Corporate and other bonds
Industrial and miscellaneous	4,919,368	128,013	(7,805)	-	5,039,576	120,208
Total fixed-maturity securities	14,294,969	317,295	(34,358)	-	14,577,906	282,937

Equity Securities:
Preferred stocks	840,283	37,143	(9,161)	-	868,265	27,982
Common stocks	1,474,193	82,073	(28,944)	-	1,527,322	53,129
Total equity securities	2,314,476	119,216	(38,105)	-	2,395,587	81,111

Short term investments	-	-	-	-	-	-

Total	$16,609,445	$436,511	$(72,463)	$-	$16,973,493	$364,048

	December 31, 2009
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	$14,861

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	70,124

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	29,228
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	114,213

Equity Securities:
Preferred stocks	716,903	33,661	(5,564)	-	745,000	28,097
Common stocks	1,256,835	191,075	(5,984)	-	1,441,926	185,091
Total equity securities	1,973,738	224,736	(11,548)	-	2,186,926	213,188

Short term investments	225,336	-	-	-	225,336	-

Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	$327,401

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

(b) Includes U. S. Treasury securities with fair values at June 30, 2010 and December 31, 2009 of $530,986 and $608,327, respectively, held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s available for sale investments in fixed-maturity securities by contractual maturity as of June 30, 2010 and December 31, 2009 is shown below:

	June 30, 2010		December 31, 2009
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$621,757	$606,626	$1,190,319	$1,176,050
One to five years	5,793,942	5,896,883	5,202,936	5,260,443
Five to ten years	5,898,877	6,078,432	4,945,787	4,986,236
More than 10 years	1,980,393	1,995,965	1,337,825	1,368,351
Total	$14,294,969	$14,577,906	$12,676,867	$12,791,080

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of June 30, 2010 are summarized as follows:

June 30, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$ 106,205	$ 10,608	$ -	$ -	$ 116,813	$ 10,608

There were no held to maturity securities as of December 31, 2009.

A summary of the amortized cost and fair value of the Company’s held to maturity investments in fixed-maturity securities by contractual maturity as of June 30, 2010 is shown below:

	June 30, 2010		December 31, 2009
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
(unaudited)
Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	-	-	-	-
More than 10 years	106,205	116,813	-	-
Total	$106,205	$116,813	$-	$-

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Income
Fixed-maturity securities	$125,616	$-	$254,723	$-
Equity securities	32,225	-	59,526	-
Cash and cash equivalents	2,967	-	4,817	-
Other	6	-	21	-
Total	160,814	-	319,087	-
Expenses
Investment expenses	11,891	-	37,884	-
Net investment income	$148,923	$-	$281,203	$-

Proceeds from the sale and maturity of fixed-maturity securities were $1,566,632 and $-0- for the six months ended June 30, 2010 and 2009, respectively.

Proceeds from the sale of equity securities were $604,217 and $-0- for the six months ended June 30, 2010 and 2009, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Fixed-maturity securities
Gross realized gains	$95,997	$-	$95,997	$-
Gross realized losses	(18,562)	-	(18,562)	-
	77,435	-	77,435	-

Equity securities
Gross realized gains	37,854	-	84,252	-
Gross realized losses	(5,200)	-	(16,938)	-
	32,654	-	67,314	-

Net realized gains	$110,089	$-	$144,749	$-

Impairment Review

The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary impairments (“OTTI”) in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; and (v) current economic conditions.

OTTI losses are recorded in the consolidated statement of operations as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. The Company determined there was no OTTI for its portfolio of fixed maturity investments, equity securities and short term investments for the six months ended June 30, 2010.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2010 as follows:

	June 30, 2010
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$455,231	$(15,635)	1	$-	$-	$455,231	$(15,635)

Political subdivisions of
States, Territories and
Possessions	1,807,922	(10,918)	6	-	-	1,807,922	(10,918)

Corporate and other
bonds industrial and
miscellaneous	1,426,766	(7,805)	5	-	-	1,426,766	(7,805)

Total fixed-maturity
securities	3,689,919	(34,358)	12	-	-	3,689,919	(34,358)

Equity Securities:
Preferred stocks	$44,484	$(9,161)	7	$-	$-	$44,484	$(9,161)
Common stocks	1,388,128	(28,944)	1	-	-	1,388,128	(28,944)

Total equity securities	1,432,612	(38,105)	8	-	-	1,432,612	(38,105)

Total	$5,122,531	$(72,463)	20	$-	$-	$5,122,531	$(72,463)

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

The Company’s investments are allocated among pricing input levels at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)

Fixed-maturity investments held to maturity
U.S. Treasury securities	$117	$-	$-	$117

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	2,545	-	-	2,545

Political subdivisions of
States, Territories and
Possessions	6,994	-	-	6,994

Corporate and
other bonds	5,040	-	-	5,040

Total fixed maturities	14,696	-	-	14,696
Equity investments	2,396	-	-	2,396
Short term investments	-	-	-	-
Total investments	$17,092	$-	$-	$17,092

	December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total

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

Cash, cash equivalents, and short-term investments: The carrying values of cash and cash equivalents, and short-term investments approximate their fair values because of the short maturity of these investments.

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

Long-term debt and mandatorily redeemable preferred stock (including related parties): For fair value of long-term debt and mandatorily redeemable preferred stock for which there are no quoted market prices, we estimate that the carrying amount of notes payable and mandatorily redeemable preferred stock approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Cash, cash equivalents, and short-term investments	$915,119	$915,119	$850,656	$850,656
Premiums receivable	5,569,055	5,569,055	4,479,363	4,479,363
Receivables - reinsurance contracts	896,282	896,282	564,408	564,408
Reinsurance receivables	20,568,206	20,568,206	20,849,621	20,849,621
Notes receivable-sale of business	905,700	905,700	1,119,365	1,119,365
Real estate, net of
accumulated depreciation	1,454,184	1,510,000	1,547,629	1,510,000
Reinsurance balances payable	2,432,368	2,432,368	1,918,169	1,918,169
Notes payable (including related parties)	1,473,597	1,473,597	1,085,637	1,085,637
Mandatorily redeemable preferred stock (including related parties)	-	-	1,299,231	1,299,231

Note 7 – Property and Casualty Activity

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the six months ended June 30, 2010 (unaudited):

Balance at January 1, 2010	$16,513,318
Less reinsurance recoverables	(10,512,203)
6,001,115

Incurred related to:
Current year	2,949,701
Prior years	(339,365)
Total incurred	2,610,336

Paid related to:
Current year	1,304,916
Prior years	1,265,139
Total paid	2,570,055

Net balance at end of period	6,041,396
Add reinsurance recoverables	10,281,880
Balance at June 30, 2010	$16,323,276

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $4,006,516 for the six months ended June 30, 2010.

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

Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto were renewed as of July 1, 2010. The terms of the renewed treaties follow:

Personal Lines

Personal Lines business is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence. A total of $41,000,000 of catastrophe coverage has been provided, where the Company retains $500,000 per occurrence. Personal Umbrella business written is reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per risk.

Commercial Lines

Policies written by the Company are reinsured under a 75% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence. A total of $7,500,000 of catastrophe coverage has been provided.

Note 8 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	June 30, 2010			December 31, 2009
	(unaudited)
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$23,597	$23,597	$-	$35,637	$24,466	$11,171
Notes payable	1,450,000	-	1,450,000	1,050,000	-	1,050,000
	$1,473,597	$23,597	$1,450,000	$1,085,637	$24,466	$1,061,171

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

From January 2010 through March 26, 2010, the Company borrowed an additional $400,000 under the terms provided for in the 2009 Notes, of which $200,000 was borrowed from related parties as discussed below.

Interest expense on the 2009 Notes for the six months and three months ended June 30, 2010 was approximately $87,000 and $46,000, respectively. Interest expense on the 2009 Notes for the six months and three months ended June 30, 2009 was approximately $1,000 and $-0-, respectively.

Aggregate related party borrowings of $785,000 are as follows:

The IRA of Barry Goldstein purchased a 2009 Note in the principal amount of $150,000. A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $295,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the six months and three months ended June 30, 2010 was approximately $47,000 and $24,000, respectively.

Long-term debt matures as follows:

Years ended December 31,
(unaudited)
2010 (six months)	$23,597
2011	1,450,000
$1,473,597

Note 9 - Exchange and Issuance of Stock

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

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock vary from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock is mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provides for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock is convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock is not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock is not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The current aggregate redemption amount for the Series E Preferred Stock held by AIA is $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are among the stockholders of AIA. Interest expense on related party preferred stock for the six months and three months ended June 30, 2010 was approximately $68,000 and $34,000, respectively. Interest expense on related party preferred stock for the six months and three months ended June 30, 2009 was approximately $51,000 and $31,000, respectively.

On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 8).

Upon issuance, the Preferred Stock was reported as a liability, in accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity.  For the six months ended June 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $52,452, respectively.  For the three months ended June 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $37,353 and $32,952, respectively.

Exchange and Issuance of Common Stock

Effective June 30, 2010, all 1,299 shares of Series E Preferred Stock were exchanged for 787,409 shares of Common Stock (the Exchange).  The conversion price of $2.00 per share of Common Stock, pursuant to the terms of the Preferred Stock, was decreased to $1.65 per share, which approximates the fair value of the Company’s Common Stock issued in the Exchange.

The Exchange was treated as an extinguishment of debt.  Since the fair value of the Common Stock issued in the aggregate approximated the Preferred Stock’s carrying value, no gain or loss was reported on this transaction.Among the holders of the Series E Preferred Stock, related parties were as follows: (i) AIA Partners, LLC (“AIA”) which exchanged 780 shares of Series E Preferred Stock for 472,727 shares of Common Stock, (ii) a retirement trust for the benefit of Jack Seibald, a director and principal stockholder of the Company, which exchanged approximately 288 shares of Series E Preferred Stock for 174,824 shares of Common Stock and (iii) Kidstone LLC (“Kidstone”) which exchanged approximately 115 shares of Series E Preferred Stock for 69,929 shares of Common Stock.

Steven Shapiro, a director of KICO, a wholly-owned subsidiary of the Company, members of the family of Barry B. Goldstein, the Company’s Chief Executive Officer and a principal stockholder and a director of the Company, and members of the family of Sam Yedid, a director of KICO, are members of AIA.  AIA directed that the shares issuable to it upon the exchange be issued to its members.  Mr. Shapiro and Mr. Goldstein’s wife received 55,593 and 130,472 shares, respectively, of the shares issued.  In addition, Mr. Shapiro, Mr. Goldstein and a member of Mr. Yedid’s family are the members of Kidstone.  Kidstone directed that the shares issuable to it upon the exchange be issued to its members.  Mr. Shapiro and Mr. Goldstein received 23,310 and 23,309 shares, respectively, of the shares issued.

Note 10 – Equity Stock Compensation

Other Equity Compensation

Other equity compensation consists of: (a) 50,000 shares granted to the Company’s Chief Executive Officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 7,878 shares granted to directors during the second quarter of 2010. The fair value of stock grants is as follows:
Grant	Shares	Fair Value
Chief Executive Officer	50,000	$112,000
Directors	7,878	21,129
	57,878	$133,129

Stock Options

In December 2005, the Company’s shareholders ratified the adoption of the 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under the 2005 Plan, a maximum of 300,000 shares of Common Stock were permitted to be issued pursuant to options granted and restricted stock issued.  In March 2010, the Board of Directors of the Company increased the number of shares of Common Stock authorized to be issued pursuant to the 2005 Plan to 550,000, subject to stockholder approval.  In June 2010, the stockholders approved the increase to 550,000 shares.  Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the six months and three months ended June 30, 2010 include share-based compensation expense related to stock options totaling approximately $138,000 and $49,000, respectively.  The results of operations for the six months and three months ended June 30, 2009 include share-based compensation expense related to stock options totaling approximately $14,000 and $7,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within general and administrative expenses.

Stock option compensation expense in 2010 and 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2010 was $2.04 per share. The fair value of options at the grant date was estimated using the Black-Scholes pricing model. No stock options were granted during the six months ended June 30, 2009. The following assumptions were used for grants during the six months ended June 30, 2010:

Dividend Yield	0.00%
Volatility	101.25%
Risk-Free Interest Rate	2.62%
Expected Life	5 years

A summary of option activity under the 2005 Plan and the Company’s 1998 Stock Option Plan as of June 30, 2010, and changes during the six months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	225,000	$2.24	3.17	$67,550

Granted	188,865	$2.50	-	$73,657
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at June 30, 2010	413,865	$2.36	3.62	$223,207

Vested and Exercisable at June 30, 2010	173,466	$2.31	2.78	$105,152

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common shares for the shares that had exercise prices that were lower than the $2.89 closing price of the Company’s common shares on June 30, 2010.  No options were exercised in the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $244,000. Unamortized compensation cost as of June 30, 2010 is expected to be recognized over a remaining weighted-average vesting period of 2.43 years.

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. KICO and its subsidiaries are consolidated as of July 1, 2009. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company’s effective tax rate from continuing operations for the six months and three months ended June 30, 2010 was 43.5% and 45.6%, respectively. The Company’s effective tax rate from continuing operations for the six months and three months ended June 30, 2009 was 48.1% and 63.1%, respectively.

At December 31, 2009, the Company had the following net operating loss carryforwards for tax purposes:

Type of NOL	Amount	Expiration
Federal and State	$1,879,290	December 31, 2028
Federal and State	1,086,031	December 31, 2029
Total Federal and State	$2,965,321
Additional NOL for State only	$1,131,568	December 31, 2027
Amount subject to Annual Limitation, Federal only (A)	$150,000	December 31, 2019

(A) NOL is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

For the year ended December 31, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the six months and three months ended June 30, 2010 and 2009 the tax effects from discontinued operations were recorded in continuing operations.

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

	June 30,	December 31,
	2010	2009
	(unaudited)
Deferred tax asset:
Net operating loss carryovers	$1,190,965	$952,297
Claims reserve discount	156,989	152,951
Unearned premium	518,394	337,422
Loss and loss adjustment expenses	39,100	78,200
Deferred ceding commission revenue	1,048,366	1,121,403
Stock compensation expense	53,000	-
Loss from uninsured bank deposits	-	83,691
Other	37,687	137,300
Total deferred tax assets	3,044,501	2,863,264

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,171,511	992,115
Intangibles	1,487,243	1,568,114
Depreciation and amortization	212,559	192,838
Net unrealized appreciation of securities - available for sale	112,915	114,453
Net unrealized appreciation of securities - held to maturity	3,607	-
Total deferred tax liabilities	4,156,835	4,036,520

Net deferred income tax liability	$(1,112,334)	$(1,173,256)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established as the Company believes it is more likely than not the deferred tax assets will be realized based on the historical taxable income of KICO.

Effective January 1, 2009, the Company adopted GAAP guidance for the “Accounting for Uncertainty in Income Taxes” and had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2010. If any had been recognized these would be reported in income tax expense.

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

For the six months and three months ended June 30, 2010 there were 153,468 vested options with an exercise price in excess of the average market price of the Company’s common shares during the period. For the six months and three months ended June 30, 2010 the inclusion of 39,178 net common shares and 38,459 net common shares, respectively, assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

For the six months and three months ended June 30, 2009, the Company recorded a loss available to common shareholders and, as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per common share is the same, and have not been adjusted for the effects of 814,615 potential common shares from unexercised stock options and the conversion of convertible preferred shares, which were anti-dilutive for such period.

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

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the six months and three months ended June 30, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2010 and December 31, 2009.

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

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the six months and three months ended June 30, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2010 and December 31, 2009.

Consolidated Discontinued Operations

Summarized financial information of consolidated discontinued operations for the six months and three months ended June 30, 2010 and 2009 follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Total revenue	$-	$305,915	$-	$1,242,628

Operating Expenses:
General and administrative expenses	-	463,566	-	1,358,701
Depreciation and amortization	-	13,607	-	61,542
Interest expense	-	1,161	-	10,483
Impairment of intangibles	-	49,470	-	49,470
Total operating expenses	-	527,804	-	1,480,196

Loss from operations	-	(221,889)	-	(237,568)
Loss on sale of business	-	(22,704)	-	(22,704)
Additional consideration on sale of businesses	10,000	-	23,848	-
Income (loss) before income taxes	10,000	(244,593)	23,848	(260,272)
Benefit from income taxes	-	(76,499)	-	(76,499)

Income (loss) from discontinued operations,
net of benefit from income taxes	$10,000	$(168,094)	$23,848	$(183,773)

The components of assets and liabilities of consolidated discontinued operations as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)

Total assets	$-	$-

Accounts payable and accrued expenses	$-	$26,000
Total liabilities	$-	$26,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 through June 30, 2010. Accordingly, discussions pertaining to KICO will only include the six months ended June 30, 2010.

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

After taking into effect the sale of our businesses as discussed above, our continuing operations for the six months and three months ended June 30, 2009 consisted of premium finance fee income on loans financed by a third party finance company, corporate overhead, interest expense on notes payable and mandatorily redeemable preferred stock, and interest income on notes receivable.

Separate discussions follow for results of continuing operations and discontinued operations.

Six Months Ended June 30, 2010 Compared Six Months Ended June 30, 2009

	Six months ended June 30,
($ in thousands)	2010	2009	Change	Percent
Revenues
Net premiums earned	$4,840	$-	$4,840	(A)
Ceding commission revenue	4,182	-	4,182	(A)
Net investment income	281	-	281	(A)
Net realized gain on investments	145	-	145	(A)
Other income	449	357	92	25.8%
Total revenues	9,897	357	9,540	2,672.3%

Expenses
Loss and loss adjustment expenses	2,610	-	2,610	(A)
Commission expense	2,360	-	2,360	(A)
Other underwriting expenses	2,532	-	2,532	(A)
Other operating expenses	917	667	250	37.5%
Depreciation and amortization	308	9	299	3,322.2%
Interest expense	92	133	(41)	(30.8	) %
Interest expense - mandatorily
redeemable preferred stock	75	52	23	44.2%
Total expenses	8,894	861	8,033	933.0%

Income (loss) from operations	1,003	(504)	1,507	299.0%
Interest income-CMIC note receivable	-	68	(68)	(100.0	) %
Income (loss) from continuing operations
before taxes	1,003	(436)	1,439	330.0%
Provision for (benefit from) income tax	436	(210)	646	307.6%
Income (loss) from continuing operations	567	(226)	793	350.9%
Income (loss) from discontinued
operations, net of taxes	24	(184)	208	113.0%
Net income (loss)	$591	$(410)	$1,001	244.1%

Percent of total revenues:
Net premiums earned	48.9%	0.0%
Ceding commission revenue	42.3%	0.0%
Net investment income	2.8%	0.0%
Net realized gains on investments	1.5%	0.0%
Other income	4.5%	100.0%
	100.0%	100.0%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Continuing Operations

During the six months ended June 30, 2010 (“2010”), revenues from continuing operations were $9,897,000, as compared to $357,000 for the six months ended June 30, 2009 (“2009”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

The positive cash flow from operations was the result of the KICO acquisition. The tax equivalent investment yield, excluding cash, was 5.80% at June 30, 2010. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2010 were $8,894,000, as compared to $861,000 in 2009. The increase in total expenses was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009.

Interest income from CMIC notes receivable in 2010 was $-0-, as compared to $68,000 in 2009. The decrease in 2010 was due to the forgiveness of the notes receivable in exchange for our 100% equity interest of KICO on July 1, 2009.

The provision for income taxes (including state taxes) was $436,000 in 2010, as compared to a tax benefit of $210,000 in 2009. The increase in 2010 was due to the change from a loss from continuing operations before taxes in 2009 to income from continuing operations before taxes in 2010. The tax provision/benefit on income from continuing operations in both periods include the tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$1,242	$(1,242)	(100	) %

Operating Expenses:
General and administrative expenses	-	1,359	(1,359)	(100	) %
Depreciation and amortization	-	62	(62)	(100	) %
Interest expense	-	10	(10)	(100	) %
Impairment of intangibles	-	49	(49)	(100	) %
Total operating expenses	-	1,480	(1,480)	(100	) %

Loss from operations	-	(238)	238	100%
Loss on sale of business		(22)	22	100%
Additional consideration on sale of business	24	-	24	n/a
Income (loss) before benefit from income taxes	24	(260)	284	109%
Benefit from income taxes	-	(76)	76	n/a
Income (loss) from discontinued operations	$24	$(184)	$208	113%

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

Net income

Net income was $591,000 for 2010, compared to a net loss of $410,000 in 2009. The increase in net income was due to the inclusion of KICO’s operations effective July 1, 2009, and the cessation of our discontinued operations.

Three Months Ended June 30, 2010 Compared Three Months Ended June 30, 2009

	Three months ended June 30,
($ in thousands)	2010	2009	Change	Percent
Revenues
Net premiums earned	$2,622	$-	$2,622	(A)
Ceding commission revenue	1,971	-	1,971	(A)
Net investment income	149	-	149	(A)
Net realized gain on investments	110	-	110	(A)
Other income	228	245	(17)	(6.9	) %
Total revenues	5,080	245	4,835	1,973.5%

Expenses
Loss and loss adjustment expenses	1,176	-	1,176	(A)
Commission expense	1,223	-	1,223	(A)
Other underwriting expenses	1,428	-	1,428	(A)
Other operating expenses	377	385	(8)	(2.1	) %
Depreciation and amortization	151	5	146	2,920.0%
Interest expense	47	53	(6)	(11.3	) %
Interest expense - mandatorily
redeemable preferred stock	38	32	6	18.8%
Total expenses	4,440	475	3,965	834.7%

Income (loss) from operations	640	(230)	870	378.3%
Interest income-CMIC note receivable	-	37	(37)	(100.0	) %
Income (loss) from continuing operations
before taxes	640	(193)	833	431.6%
Provision for (benefit from) income tax	292	(122)	414	339.3%
Income (loss) from continuing operations	348	(71)	419	590.1%
Income (loss) from discontinued
operations, net of taxes	10	(168)	178	106.0%
Net income (loss)	$358	$(239)	$597	249.8%

Percent of total revenues:
Net premiums earned	51.6%	0.0%
Ceding commission revenue	38.8%	0.0%
Net investment income	2.9%	0.0%
Net realized gains on investments	2.2%	0.0%
Other income	4.5%	100.0%
	100.0%	100.0%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Continuing Operations

During the three months ended June 30, 2010 (“Q2 2010”), revenues from continuing operations were $5,081,000, as compared to $245,000 for the three months ended June 30, 2009 (“Q2 2009”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

The positive cash flow from operations was the result of the KICO acquisition. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in Q2 2010 were $4,440,000, as compared to $475,000 in Q2 2009. The increase in total expenses was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009.

Interest income from CMIC notes receivable in Q2 2010 was $-0-, as compared to $37,000 in Q2 2009. The decrease in 2010 was due to the forgiveness of the notes receivable in exchange for our 100% equity interest of KICO on July 1, 2009.

The provision for income taxes (including state taxes) was $292,000 in Q2 2010, as compared to a tax benefit of $122,000 in Q2 2009. The increase in Q2 2010 was due to the change from a loss from continuing operations before taxes in Q2 2009 to income from continuing operations before taxes in 2010. The tax provision/benefit on income from continuing operations in both periods include the tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$305	$(305)	(100	) %

Operating Expenses:
General and administrative expenses	-	463	(463)	(100	) %
Depreciation and amortization	-	14	(14)	(100	) %
Interest expense	-	1	(1)	(100	) %
Impairment of intangibles	-	49	(49)	(100	) %
Total operating expenses	-	527	(527)	(100	) %

Loss from operations	-	(222)	222	100%
Loss on sale of business	-	(22)	22	100%
Additional consideration on sale of business	10	-	10	n/a
Income (loss) before benefit from income taxes	10	(244)	254	104%
Benefit from income taxes	-	(76)	76	100%
Income (loss) from discontinued operations	$10	$(168)	$178	106%

The decrease in revenue and expenses in our discontinued in Q2 2010 as compared to Q2 2009 was attributable to: (i) the cessation of operations in our Retail Business of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009, and (ii) in our discontinued Franchise Business, the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Net income

Net income was $358,000 for Q2 2010, compared to a net loss of $239,000 in Q2 2009. The increase in net income was due to the inclusion of KICO’s operations effective July 1, 2009, and the cessation of our discontinued operations.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the three months and six months ended June 30, 2010 is as follows:

	Three Months	Six Months
	ended	ended
	June 30, 2010	June 30, 2010

Revenues
Net premiums earned	$2,622,114	$4,840,061
Ceding commission revenue	1,971,144	4,182,281
Net investment income	148,923	281,203
Net realized gain on investments	110,089	144,749
Other income	87,091	162,168
Total revenues	4,939,361	9,610,462

Expenses
Loss and loss adjustment expenses	1,175,718	2,610,336
Commission expense	1,223,484	2,360,103
Other underwriting expenses	1,428,142	2,532,062
Depreciation and amortization	150,972	306,601
Total expenses	3,978,316	7,809,102

Income from operations	961,045	1,801,360
Income tax expense	334,796	610,610
Net income	$626,249	$1,190,750

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjust expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2010:
Written premiums	$16,593,343	$3,136	$(9,513,527)	$7,082,952
Unearned premiums	(2,530,237)	2,072	285,274	(2,242,891)
Earned premiums	$14,063,106	$5,208	$(9,228,253)	$4,840,061

Loss and loss adjustment expenses	$6,612,134	$4,718	$(4,006,516)	$2,610,336

Loss ratio	47.0%	90.6%	43.4%	53.9%

Three months ended June 30, 2010:
Written premiums	$8,932,360	$1,775	$(5,229,674)	$3,704,461
Unearned premiums	(1,640,879)	663	557,869	(1,082,347)
Earned premiums	$7,291,481	$2,438	$(4,671,805)	$2,622,114

Loss and loss adjustment expenses	$2,538,084	$3,588	$(1,365,954)	$1,175,718

Loss ratio	34.8%	147.2%	29.2%	44.8%

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

The key measures for our insurance underwriting business for the six months ended June 30, 2010 are as follows:

Net premiums earned	$4,840,061
Ceding commission revenue	4,182,281
Other income	162,168

Loss and loss adjustment expenses	2,610,336

Acquistion costs and other underwriting expenses:
Commission expense	2,360,103
Other underwriting expenses	2,532,062
Total acquistion costs and other underwriting expenses	4,892,165

Underwriting income	$1,682,009

Key Measures:
Net loss ratio	53.9%
Net underwriting expense ratio	11.3%
Net combined ratio	65.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$4,892,165
Less: Ceding commission revenue	(4,182,281)
Less: Other income	(162,168)
$547,716

Net earned premium	$4,840,061

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2010 and December 31, 2009:

Available for Sale Securities

	June 30, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$2,474,497	$85,905	$(15,635)	$-	$2,544,767	15.0%

Political subdivisions of States,
Territories and Possessions	6,901,104	103,377	(10,918)	-	6,993,563	41.2%

Corporate and other bonds
Industrial and miscellaneous	4,919,368	128,013	(7,805)	-	5,039,576	29.7%
Total fixed-maturity securities	14,294,969	317,295	(34,358)	-	14,577,906	85.9%
Equity Securities	2,314,476	119,216	(38,105)	-	2,395,587	14.1%
Short term investments	-	-	-	-	-	0.0%
Total	$16,609,445	$436,511	$(72,463)	$-	$16,973,493	100.0%

	December 31, 2009

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	23.4%

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	38.3%

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	22.4%
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	84.1%
Equity Securities	1,973,738	224,736	(11,548)	-	2,186,926	14.4%
Short term investments	225,336	-	-	-	225,336	1.5%
Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	100.0%

Held to Maturity Securities

June 30, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$ 106,205	$ 10,608	$ -	$ -	$ 116,813	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of June 30, 2010 and December 31, 2009 as rated by Standard and Poor’s.

	June 30, 2010		December 31, 2009
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$2,544,767	17.5%	$3,564,477	27.9%
AAA	4,119,343	28.3%	3,404,461	26.6%
AA	3,599,801	24.7%	2,564,302	20.0%
A	3,642,647	25.0%	2,808,145	22.0%
BBB	671,348	4.6%	449,695	3.5%
Total	$14,577,906	100.0%	$12,791,080	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.87%	3.8	3.08%	5.8

Political subdivisions of States,
Territories and Possessions	4.17%	6.7	4.09%	6.0

Corporate and other bonds
Industrial and miscellaneous	5.16%	7.7	5.62%	8.5

The table below summarizes the average duration by type of fixed-maturity security held to maturity as well as detailing the average yield as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities	4.38%	29.9	n/a	n/a

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2010 and December 31, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

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

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$455,231	$(15,635)	1	$-	$-	$455,231	$(15,635)

Political subdivisions of
States, Territories and
Possessions	1,807,922	(10,918)	6	-	-	1,807,922	(10,918)

Corporate and other
bonds industrial and
miscellaneous	1,426,766	(7,805)	5	-	-	1,426,766	(7,805)

Total fixed-maturity
securities	3,689,919	(34,358)	12	-	-	3,689,919	(34,358)

Equity Securities:
Preferred stocks	$44,484	$(9,161)	7	$-	$-	$44,484	$(9,161)
Common stocks	1,388,128	(28,944)	1	-	-	1,388,128	(28,944)

Total equity securities	1,432,612	(38,105)	8	-	-	1,432,612	(38,105)

Total	$5,122,531	$(72,463)	20	$-	$-	$5,122,531	$(72,463)

	December 31, 2009
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses

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

There are 20 securities at June 30, 2010 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There are 26 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. As of June 30, 2010, no such request has been made by us to the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2010	2009

Cash flows provided by (used in):
Operating activities	$1,622,815	$(783,797)
Investing activities	(1,720,976)	1,751,139
Financing activities	387,960	(942,456)
Net increase in cash and cash equivalents	289,799	24,886
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$915,119	$167,835

The increase in cash flows provided by operating activities in 2010 was primarily a result of the additional operating cash flows provided through the acquisition of KICO on July 1, 2009 and the cessation of our discontinued operations in 2009.

 Net cash flows used in investing activities increased as a result of the investing cash flows used through the acquisition of KICO on July 1, 2009 and the decrease in proceeds from the sale of businesses in 2010 as compared to 2009.

Net cash provided by financing activities increased as a result of the $1,430,000 decrease in principal payments of long-term debt in 2010 as compared to 2009. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transactions in 2010

Mandatorily Redeemable Preferred Stock Exchanged for Common Stock

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, our mandatorily redeemable preferred stock has been reported as a liability of $1,299,231 on December 31, 2009. Effective June 30, 2010, we issued 787,409 shares of Common Stock in exchange for 1,299 shares of our outstanding mandatorily redeemable Series E Preferred Stock. The value of the exchanged Series E Preferred Stock was approximately $1,299,231.  The effective price for the exchange was $1.65 per share of Common Stock, which was approximately equal to the fair value of the common stock issued. For the six months ended June 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $52,452, respectively. For the three months ended June 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $37,353 and $32,952, respectively.

Notes Payable

From June 2009 through December 2009, we borrowed an aggregate of $1,050,000 (including $585,000 payable from related parties) and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. Between January 2010 and March 26, 2010, we borrowed an additional $400,000 (including $200,000 from related parties) on the same terms as provided for in the 2009 Notes.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

On July 1, 2009, we completed the acquisition of KICO. KICO has not previously been subject to a review of internal control over financial reporting under the Sarbanes-Oxley Act of 2002. Effective June 30, 2010, Management extended its evaluation of the effectiveness of our internal control over financial reporting to include KICO. KICO accounts for substantially all of our consolidated assets and consolidated net income.

Based on the inclusion of KICO in this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010.  Our principal executive officer and principal financial officer have concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of June 30, 2010.

Financial Reporting

Management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting: (a) lack of segregation duties within all departments, (b) multiple databases, creating the need for an extensive number of journal entries, (c) the data captured in these multiple data bases are generated from third party software providers that do not provide a Type II SAS 70 report on its internal control nor has extensive IT application testing been performed to validate the reliability of the data, and (d) various manual processes relying on multiple spreadsheets which must be used to augment the lack of integration of the databases. Management is presently addressing these deficiencies.

Information Technology

Management has identified certain control procedures related to the managing of operations for accounting applications. Management is presently addressing this deficiency.

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

3(c)	Certificate of Designation of Series A Preferred Stock6

3(d)	Certificate of Designation of Series B Preferred Stock7

3(e)	Certificate of Designation of Series C Preferred Stock8

3(f)	Certificate of Designation of Series D Preferred Stock9

3(g)	Certificate of Designation of Series E Preferred Stock10

3(h)	By-laws, as amended11

10	Form of Exchange Agreement, dated as of June 30, 2010, between Kingstone Companies, Inc. and the holders of Series E Preferred Stock.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Dated: August 16, 2010	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer