Form 10-Q
period 2010-09-30
KINGSTONE COMPANIES, INC.
filed 2010-11-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 15, 2010, there were 3,838,386 shares of the registrant’s common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Short term investments	$-	$225,336
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $121,295)	106,205	-
Fixed-maturity securities, available for sale, at fair value (amortized cost of $14,621,154
at September 30, 2010 and $12,676,867 at December 31, 2009)	15,213,163	12,791,080
Equity securities, available-for-sale, at fair value (cost of $2,852,670 at September 30, 2010
and $1,973,738 at December 31, 2009)	3,151,399	2,186,926
Total investments	18,470,767	15,203,342
Cash and cash equivalents	762,035	625,320
Premiums receivable, net of provision for uncollectible amounts	5,275,124	4,479,363
Receivables - reinsurance contracts	1,579,897	564,408
Reinsurance receivables, net of of provision for uncollectible amounts	20,881,949	20,849,621
Notes receivable-sale of business	755,298	1,119,365
Deferred acquisition costs	3,595,153	2,917,984
Intangible assets, net	4,255,314	4,612,100
Property and equipment, net of accumulated depreciation	1,557,875	1,659,015
Equities in pools and associations	220,708	220,708
Other assets	480,306	392,527
Total assets	$57,834,426	$52,643,753

Liabilities
Loss and loss adjustment expenses	$17,138,236	$16,513,318
Unearned premiums	17,215,777	14,088,187
Advance premiums	521,938	411,676
Reinsurance balances payable	1,825,397	1,918,169
Deferred ceding commission revenue	3,202,015	3,298,245
Notes payable (includes payable to related parties of $785,000 at September 30, 2010
and $585,000 at December 31, 2009)	1,467,369	1,085,637
Accounts payable, accrued liabilities and other liabilities	1,934,157	2,446,558
Deferred income taxes	1,327,574	1,173,256
Mandatorily redeemable preferred stock	-	1,299,231
Liabilities of discontinued operations	-	26,000
Total liabilities	44,632,463	42,260,277

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares at
September 30, 2010 and 3,804,536 shares at December 31, 2009; outstanding 3,838,386
shares at September 30, 2010 and 2,988,511 shares at December 31, 2009	46,432	38,046
Preferred stock, $.01 par value; authorized 1,000,000 shares; 0 shares issued and outstanding	-	-
Capital in excess of par	13,611,626	12,051,332
Accumulated other comprehensive income	585,908	216,086
Retained earnings (accumulated deficit)	121,255	(701,606)
	14,365,221	11,603,858
Treasury stock, at cost, 804,736 shares at September 30, 2010 and 816,025 shares
at December 31, 2009	(1,163,258)	(1,220,382)
Total stockholders' equity	13,201,963	10,383,476

Total liabilities and stockholders' equity	$57,834,426	$52,643,753

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Net premiums earned	$3,065,289	$2,262,819	$7,905,350	$2,262,819
Ceding commission revenue	2,231,493	1,483,249	6,413,774	1,483,249
Net investment income	154,679	115,657	435,882	115,657
Net realized gains on investments	84,054	99,856	228,803	99,856
Other income	214,606	153,867	664,091	518,288
Total revenues	5,750,121	4,115,448	15,647,900	4,479,869

Expenses
Loss and loss adjustment expenses	1,907,917	1,087,276	4,518,253	1,087,276
Commission expense	1,287,268	1,091,638	3,647,371	1,091,638
Other underwriting expenses	1,580,827	1,077,318	4,112,889	1,077,318
Other operating expenses	428,401	285,674	1,345,208	952,570
Depreciation and amortization	155,258	94,519	463,746	103,113
Interest expense	46,258	17,220	138,560	150,571
Interest expense - mandatorily redeemable preferred stock	-	37,353	74,706	89,805
Total expenses	5,405,929	3,690,998	14,300,733	4,552,291

Income (loss) from operations	344,192	424,450	1,347,167	(72,422)
Gain on acquistion of Kingstone Insurance Company	-	5,401,860	-	5,401,860
Interest income-CMIC note receivable	-	-	-	60,757
Income from continuing operations before taxes	344,192	5,826,310	1,347,167	5,390,195
Income tax expense (benefit)	128,278	184,162	564,388	(25,590)
Income from continuing operations	215,914	5,642,148	782,779	5,415,785
Income (loss) from discontinued operations, net of taxes	16,234	(56,550)	40,082	(240,323)
Net income	232,148	5,585,598	822,861	5,175,462

Gross unrealized investment holding gains
arising during period	523,690	329,522	560,337	329,522
Income tax expense related to items of
other comprehensive income	(178,055)	(112,037)	(190,515)	(112,037)
Comprehensive income	$577,783	$5,803,083	$1,192,683	$5,392,947

Basic earnings per common share:
Income from continuing operations	$0.06	$1.89	$0.24	$1.82
Income (loss) from discontinued operations	$-	$(0.02)	$0.01	$(0.08)
Income per common share	$0.06	$1.87	$0.25	$1.74

Diluted earnings per common share:
Income from continuing operations	$0.06	$1.56	$0.24	$1.82
Income (loss) from discontinued operations	$-	$(0.02)	$0.01	$(0.08)
Income per common share	$0.06	$1.54	$0.25	$1.74

Weighted average common shares outstanding
Basic	3,833,798	2,977,501	3,292,145	2,974,349
Diluted	3,833,798	3,627,117	3,292,145	2,974,349

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Unaudited)
Year ended December 31, 2009 and Nine Months Ended September 30, 2010

						Accumulated	Retained
					Capital	Other	Earnings
	Common Stock		Preferred Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2008	3,788,771	$37,888	-	$-	$11,962,512	$-	$(5,522,448)	816,025	$(1,220,382)	$5,257,570
Stock-based payments	15,765	158	-	-	88,820	-	-	-	-	88,978
Net income	-	-	-	-	-		4,820,842	-	-	4,820,842
Net unrealized gains on securities										-
available for sale, net of income tax	-	-	-	-	-	216,086	-	-	-	216,086
Balance, December 31, 2009	3,804,536	38,046	-	-	12,051,332	216,086	(701,606)	816,025	(1,220,382)	10,383,476
Stock-based payments	62,466	624	-	-	325,949	-	-	-	-	326,573
Mandatorily redeemable preferred stock
exchanged for restricted common stock	787,409	7,874	-	-	1,291,357	-	-	-	-	1,299,231
Retirement of treasury stock	(11,289)	(112)			(57,012)			(11,289)	57,124	-
Net income	-	-	-	-	-	-	822,861	-	-	822,861
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	369,822	-	-	-	369,822
Balance, September 30, 2010	4,643,122	$46,432	-	$-	$13,611,626	$585,908	$121,255	804,736	$(1,163,258)	$13,201,963

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,	2010	2009

Cash flows provided by operating activities:
Net income	$822,861	$5,175,462
Adjustments to reconcile net income to net cash provided by operations:
Gain on acquisition of Kingstone Insurance Company	-	(5,401,860)
Gain on sale of investments	(228,803)	(99,856)
Depreciation and amortization	463,746	103,113
Amortization of bond premium, net	54,810	11,142
Stock-based payments	326,573	51,326
Deferred income taxes	(36,197)	(300,368)
(Increase) decrease in assets:
Short term investments	225,336	373,430
Premiums receivable, net	(795,761)	94,856
Receivables - reinsurance contracts	(1,015,489)	(46,140)
Reinsurance receivables, net	(32,328)	(1,038,873)
Deferred acquisition costs	(677,169)	(134,643)
Other assets	(142,388)	78,670
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	624,918	1,001,485
Unearned premiums	3,127,590	340,977
Advance premiums	110,262	-
Reinsurance balances payable	(92,772)	(15,988)
Deferred ceding commission revenue	(96,230)	143,327
Accounts payable, accrued liabilities and other liabilities	(512,401)	122,789
Net cash provided by operating activities of continuing operations	2,126,557	458,849
Operating activities of discontinued operations	(26,000)	123,325
Net cash flows provided by operating activities	2,100,557	582,174

Cash flows (used in) provided by investing activities:
Purchase - fixed-maturity securities held to maturity	(106,205)	(3,046,799)
Purchase - fixed-maturity securities available for sale	(4,449,040)	-
Purchase - equity securities	(1,968,273)	(744,704)
Sale - fixed-maturity securities available for sale	2,616,788	1,575,031
Sale - equity securities	1,202,909	1,439,854
Cash acquired in acquisition	-	1,327,057
Increase in notes receivable and accrued interest - Sale of businesses	-	(118,766)
Collections of notes receivable and accrued interest - Sale of businesses	364,067	52,420
Other investing activities	(5,820)	(62,560)
Net cash (used in) provided by investing activities of continuing operations	(2,345,574)	421,533
Investing activities of discontinued operations	-	1,869,628
Net cash flows (used in) provided by investing activities	(2,345,574)	2,291,161

Cash flows provided by (used in) financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010
and $370,000 in 2009)	400,000	750,000
Principal payments on long-term debt	(18,268)	(1,448,143)
Net cash provided by (used in) financing activities of continuing operations	381,732	(698,143)
Financing activities of discontinued operations	-	-
Net cash flows provided by (used in) financing activities	381,732	(698,143)

See notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,	2010	2009

Increase in cash and cash equivalents	$136,715	$2,175,192
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$762,035	$2,318,141

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	$1,299,231	$-
Exchange of notes receivable as consideration paid for acquisition of
Kingstone Insurance Company	$-	$5,996,461
Notes receivable issued in connection with sale of business	$-	$1,047,573
Notes payable exchanged for mandatorily redeemable preferred stock	$-	$519,231

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

Effective July 1, 2009, Kingstone, through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through September 30, 2010. Accordingly, only the disclosures for the nine months ended September 30, 2010 and the three month periods ended September 30, 2010 and 2009 will include KICO for the entire period. For the nine months ended September 30, 2009, KICO is included for only three months. As a result, disclosures for the nine months ended September 30, 2010 and 2009 are not comparable.

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

Note 2 – Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 7, 2010. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Accounting Pronouncements

Accounting guidance adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of September 30, 2010.

In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of September 30, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.

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

Accounting guidance not yet effective

The guidance issued by the FASB in January 2010 also requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with this disclosure requirement when it becomes effective, and does not anticipate that it will materially impact the consolidated financial statements.

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

Note 4 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities, equities and short term investments as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$1,471,367	$70,580	$(20,192)	$-	$1,521,755	$50,388

Political subdivisions of States,
Territories and Possessions	6,901,104	235,417	(17,024)	-	7,119,497	218,393

Corporate and other bonds
Industrial and miscellaneous	6,251,683	321,096	(868)	-	6,571,911	320,228
Total fixed-maturity securities	14,624,154	627,093	(38,084)	-	15,213,163	589,009

Equity Securities:
Preferred stocks	781,235	60,388	(103)	-	841,520	60,285
Common stocks	2,071,435	240,735	(2,291)	-	2,309,879	238,444
Total equity securities	2,852,670	301,123	(2,394)	-	3,151,399	298,729

Short term investments	-	-	-	-	-	-

Total	$17,476,824	$928,216	$(40,478)	$-	$18,364,562	$887,738

	December 31, 2009
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	$14,861

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	70,124

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	29,228
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	114,213

Equity Securities:
Preferred stocks	716,903	33,661	(5,564)	-	745,000	28,097
Common stocks	1,256,835	191,075	(5,984)	-	1,441,926	185,091
Total equity securities	1,973,738	224,736	(11,548)	-	2,186,926	213,188

Short term investments	225,336	-	-	-	225,336	-

Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	$327,401

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

(b) Includes U. S. Treasury securities with fair values at September 30, 2010 and December 31, 2009 of $530,399 and $608,327, respectively, held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s available for sale investments in fixed-maturity securities by contractual maturity as of September 30, 2010 and December 31, 2009 is shown below:

	September 30, 2010		December 31, 2009
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$884,855	$857,065	$1,190,319	$1,176,050
One to five years	4,750,514	4,891,792	5,202,936	5,260,443
Five to ten years	7,070,982	7,465,591	4,945,787	4,986,236
More than 10 years	1,917,803	1,998,715	1,337,825	1,368,351
Total	$14,624,154	$15,213,163	$12,676,867	$12,791,080

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of September 30, 2010 are summarized as follows:

September 30, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$106,205	$15,090	$-	$-	$121,295	$15,090

All held to maturity securities mature on May 15, 2040. There were no held to maturity securities as of December 31, 2009.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Income
Fixed-maturity securities	$140,953	$105,300	$395,676	$105,300
Equity securities	41,176	23,130	100,702	23,130
Cash and cash equivalents	61	18,791	4,878	18,791
Other	13	60	34	60
Total	182,203	147,281	501,290	147,281
Expenses
Investment expenses	27,524	31,624	65,408	31,624
Net investment income	$154,679	$115,657	$435,882	$115,657

Proceeds from the sale and maturity of fixed-maturity securities were $2,616,788 and $1,575,031 for the nine months ended September 30, 2010 and 2009, respectively.

Proceeds from the sale of equity securities were $1,202,909 and $1,439,854 for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Fixed-maturity securities
Gross realized gains	$37,601	$7,433	$133,598	$7,433
Gross realized losses	-	(1,446)	(18,562)	(1,446)
	37,601	5,987	115,036	5,987

Equity securities
Gross realized gains	64,210	93,869	148,462	93,869
Gross realized losses	(17,757)	-	(34,695)	-
	46,453	93,869	113,767	93,869

Net realized gains	$84,054	$99,856	$228,803	$99,856

Impairment Review

The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary impairments (“OTTI”) in the fair value of investments. The Company determined there was no OTTI for its portfolio of fixed maturity investments, equity securities and short term investments for the nine months and three months ended September 30, 2010 and 2009.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2010 as follows:

	September 30, 2010
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$450,675	$(20,192)	1	$-	$-	$450,675	$(20,192)

Political subdivisions of
States, Territories and
Possessions	1,074,175	(17,024)	3	-	-	1,074,175	(17,024)

Corporate and other
bonds industrial and
miscellaneous	499,319	(868)	5	-	-	499,319	(868)

Total fixed-maturity
securities	$2,024,169	$(38,084)	9	$-	$-	$2,024,169	$(38,084)

Equity Securities:
Preferred stocks	$12,810	$(103)	1	$-	$-	$12,810	$(103)
Common stocks	2,291	(2,291)	4	-	-	2,291	(2,291)

Total equity securities	$15,101	$(2,394)	5	$-	$-	$15,101	$(2,394)

Total	$2,039,270	$(40,478)	14	$-	$-	$2,039,270	$(40,478)

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

The Company’s investments are allocated among pricing input levels at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)

Fixed-maturity investments held to maturity
U.S. Treasury securities	$121	$-	$-	$121

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	1,522	-	-	1,522

Political subdivisions of
States, Territories and
Possessions	7,119	-	-	7,119

Corporate and
other bonds	6,572	-	-	6,572

Total fixed maturities	15,334	-	-	15,334
Equity investments	3,151	-	-	3,151
Short term investments	-	-	-	-
Total investments	$18,485	$-	$-	$18,485

	December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total

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

Real Estate Assets: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, and was based on an appraisal dated August 31, 2009. The appraisal was prepared using the sales comparison approach.

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

The estimated fair values of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Cash, cash equivalents, and short-term investments	$762,035	$762,035	$850,656	$850,656
Premiums receivable	5,275,124	5,275,124	4,479,363	4,479,363
Receivables - reinsurance contracts	1,579,897	1,579,897	564,408	564,408
Reinsurance receivables	20,881,949	20,881,949	20,849,621	20,849,621
Notes receivable-sale of business	755,298	755,298	1,119,365	1,119,365
Real estate, net of
accumulated depreciation	1,444,133	1,510,000	1,547,629	1,510,000
Reinsurance balances payable	1,825,397	1,825,397	1,918,169	1,918,169
Notes payable (including related parties)	1,467,369	1,467,369	1,085,637	1,085,637
Mandatorily redeemable preferred stock (including related parties)	-	-	1,299,231	1,299,231

Note 7 – Property and Casualty Activity

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the nine months ended September 30, 2010 (unaudited):

Balance at January 1, 2010	$16,513,318
Less reinsurance recoverables	(10,512,203)
6,001,115

Incurred related to:
Current year	4,211,203
Prior years	307,050
Total incurred	4,518,253

Paid related to:
Current year	1,960,235
Prior years	1,725,204
Total paid	3,685,439

Net balance at end of period	6,833,929
Add reinsurance recoverables	10,304,307
Balance at September 30, 2010	$17,138,236

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $6,588,317 for the nine months ended September 30, 2010.

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

Personal Lines

Personal Lines business is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence. Personal Umbrella business written is reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence.

Commercial Lines

Policies written by the Company are reinsured under a 75% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence.

Catastrophe Reinsurance

A total of $41,000,000 of catastrophe coverage has been provided, where the Company retains $500,000 per occurrence.

Note 8 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	September 30, 2010			December 31, 2009
	(unaudited)
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capitalized lease	$17,369	$17,369	$-	$35,637	$24,466	$11,171
Notes payable	1,450,000	1,450,000	-	1,050,000	-	1,050,000
	$1,467,369	$1,467,369	$-	$1,085,637	$24,466	$1,061,171

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

Interest expense on the 2009 Notes for the nine months and three months ended September 30, 2010 was approximately $133,000 and $46,000, respectively. Interest expense on the 2009 Notes for the nine months and three months ended September 30, 2009 was approximately $18,000 and $17,000, respectively.

Aggregate related party borrowings of $785,000 at September 30, 2010 are as follows:

The IRA of Barry Goldstein purchased a 2009 Note in the principal amount of $150,000. A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $295,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the nine months and three months ended September 30, 2010 was approximately $71,000 and $24,000, respectively. Interest expense on related party borrowings for the nine months and three months ended September 30, 2009 was approximately $8,000 and $8,000, respectively.

Long-term debt matures as follows:

Years ended December 31,
(unaudited)
2010 (three months)	$6,198
2011	1,461,171
$1,467,369

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

Effective May 12, 2009, AIA exchanged the Series D Preferred Stock for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock varied from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock was mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provided for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock was convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock was not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock was not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The aggregate redemption amount for the Series E Preferred Stock held by AIA was $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are among the stockholders of AIA. Interest expense on related party preferred stock for the nine months and three months ended September 30, 2010 was approximately $68,000 and $-0-, respectively. Interest expense on related party preferred stock for the nine months and three months ended September 30, 2009 was approximately $87,000 and $34,000, respectively.

On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 8).

Upon issuance, the Preferred Stock was reported as a liability, in accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity.  For the nine months ended September 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $89,805, respectively.  For the three months ended September 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $-0- and $37,353, respectively.

Exchange and Issuance of Common Stock

Effective June 30, 2010, all 1,299 shares of Series E Preferred Stock were exchanged for 787,409 shares of Common Stock (the “Exchange”).  The conversion price of $2.00 per share of Common Stock, pursuant to the terms of the Preferred Stock, was decreased to $1.65 per share, which approximates the fair value of the Company’s Common Stock issued in the Exchange.

The Exchange was treated as an extinguishment of debt.  Since the fair value of the Common Stock issued in the aggregate approximated the Preferred Stock’s carrying value, no gain or loss was reported on this transaction. Among the holders of the Series E Preferred Stock, related parties were as follows: (i) AIA Partners, LLC (“AIA”) which exchanged 780 shares of Series E Preferred Stock for 472,727 shares of Common Stock, (ii) a retirement trust for the benefit of Jack Seibald, a director and principal stockholder of the Company, which exchanged approximately 288 shares of Series E Preferred Stock for 174,824 shares of Common Stock and (iii) Kidstone LLC (“Kidstone”) which exchanged approximately 115 shares of Series E Preferred Stock for 69,929 shares of Common Stock.

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

Note 10 – Equity Stock Compensation

Other Equity Compensation

For the nine months ended September 30, 2010, other equity compensation consists of: (a) 50,000 shares of the Company’s Common Stock granted to the Chief Executive Officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 12,466 shares granted to directors during the second and third quarters of 2010. For the nine months ended September 30, 2009, other equity compensation consists of 6,836 shares granted to directors during the third quarter of 2009. The fair value of stock grants is as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
Grant	Shares	Fair Value	Shares	Fair Value
Chief Executive Officer	50,000	$112,000	-	$-
Directors	12,466	31,129	6,836	16,200
	62,466	$143,129	6,836	$16,200

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

The results of operations for the nine months and three months ended September 30, 2010 include share-based compensation expense related to stock options totaling approximately $183,000 and $45,000, respectively.  The results of operations for the nine months and three months ended September 30, 2009 include share-based compensation expense related to stock options totaling approximately $35,000 and $21,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 23% for the nine months and three months ended September 30, 2010 and 2009. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2010 and 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $2.04 and $1.98 per share, respectively. The fair value of options at the grant date was estimated using the Black-Scholes pricing model.  The following assumptions were used for grants during the nine months ended September 30, 2010:

Dividend Yield	0.00%
Volatility	101.25%
Risk-Free Interest Rate	2.62%
Expected Life	5 years

A summary of option activity under the 2005 Plan and the Company’s 1998 Stock Option Plan as of September 30, 2010, and changes during the nine months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	225,000	$2.24	3.17	$67,550

Granted	188,865	$2.50	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at September 30, 2010	413,865	$2.36	3.36	$53,200

Vested and Exercisable at September 30, 2010	224,716	$2.27	2.56	$50,100

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common shares for the shares that had exercise prices that were lower than the $2.42 closing price of the Company’s common shares on September 30, 2010.  No options were exercised in the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $198,000. This compensation cost as of September 30, 2010 is expected to be recognized over a remaining weighted-average vesting period of 1.73 years.

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

The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2010 was 41.9% and 35.6%, respectively. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2009 was (0.5)% and 37.3%, respectively.  The Company expects its effective tax rate for 2010 to be 41.9%.

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

For the year ended December 31, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the nine months and three months ended September 30, 2010 and 2009 the tax effects from discontinued operations were recorded in continuing operations.

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a various rates depending on whether the temporary differences are subject to Federal taxes, State taxes, or both. As of September 30, 2010 and December 31, 2009 net deferred tax liability was $1,327,574 and $1,173,256, respectively.

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

Effective January 1, 2009, the Company adopted GAAP guidance for the “Accounting for Uncertainty in Income Taxes” and had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2010. If any had been recognized these would be reported in income tax expense.

Note 12 - Net Income (Loss) Per Common Share

For the nine months and three months ended September 30, 2010 there were 204,716 and 157,500 vested options with an exercise price below the average market price of the Company’s common shares during the period. For the nine months and three months ended September 30, 2010 the inclusion of 51,289 net common shares and 20,608 net common shares, respectively, assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

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

For the three months ended September 30, 2009 there were 126,563 vested options with an exercise price below the average market price of the Company’s common shares during the period. For the three months ended September 30, 2009 the inclusion of 98,438 net common shares assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

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

Net income from continuing operations available to common shareholders for the computation of diluted earnings per share for the three months ended September 30, 2009 is computed as follows:

Net income from continuing operations	$ 5,642,148
Interest expense on dilutive convertible preferred stock	37,353

Net income from continuing operations available
to common shareholders for diluted earnings per share	$ 5,679,501

Net income available to common shareholders for the computation of diluted earnings per share for the three months ended September 30, 2009 is computed as follows:

Net income	$ 5,585,598
Interest expense on dilutive convertible preferred stock	37,353

Net income available to common shareholders for
diluted earnings per share	$ 5,622,951

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

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. As of September 30, 2010, the New York Notes were payable in installments of approximately $73,000 on March 31, 2010, monthly installments of $50,000 each between April 30, 2010 and November 30, 2010 and a payment of approximately $105,000 on November 30, 2010, and provide for interest at the rate of 12.625% per annum. As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008. On October 31, 2010, the New York Notes were amended. The amendment included the elimination of the installment payment that was due on September 30, 2010 and modified the repayment of principal and accrued interest. The amended New York Notes are payable in monthly installments of varying payments that average approximately $27,000 each between October 31, 2010 and July 31, 2011.

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

As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the nine months and three months ended September 30, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009.

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

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the nine months and three months ended September 30, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009.

Consolidated Discontinued Operations

Summarized financial information of consolidated discontinued operations for the nine months and three months ended September 30, 2010 and 2009 follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Total revenue	$-	$-	$-	$1,242,628

Operating Expenses:
General and administrative expenses	-	49,768	-	1,408,469
Depreciation and amortization	-	-	-	61,542
Interest expense	-	1,034	-	11,517
Impairment of intangibles	-	-	-	49,470
Total operating expenses	-	50,802	-	1,530,998

Loss from operations	-	(50,802)	-	(288,370)
Loss on sale of business	-	(5,748)	-	(28,452)
Additional consideration on sale of businesses	16,234	-	40,082	-
Income (loss) before income taxes	16,234	(56,550)	40,082	(316,822)
Benefit from income taxes	-	-	-	(76,499)

Income (loss) from discontinued operations,
net of benefit from income taxes	$16,234	$(56,550)	$40,082	$(240,323)

The components of assets and liabilities of consolidated discontinued operations as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)

Total assets	$-	$-

Accounts payable and accrued expenses	$-	$26,000
Total liabilities	$-	$26,000

Note 15 – Subsequent Event

The payment terms of the New York Notes related to the sale of the New York Assets were revised as of October 31, 2010 (see Note 14, Retail Business for the revised terms).

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

Effective July 1, 2009, we now offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 through September 30, 2010. Accordingly, only the discussions and disclosures for the nine months ended September 30, 2010, and the three months ended September 2010 and 2009 will include KICO for the entire period. For the nine months ended September 30, 2009, KICO is only included for three months.

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

After taking into effect the sale of our businesses as discussed above, our continuing operations for the nine months and three months ended September 30, 2009 consisted of premium finance fee income on loans financed by a third party finance company, corporate overhead, interest expense on notes payable and mandatorily redeemable preferred stock, and interest income on notes receivable.

Separate discussions follow for results of continuing operations and discontinued operations (rounded in thousands).

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine months ended September 30,
($ in thousands)	2010	2009	Change	Percent
Revenues
Premiums earned
Gross premiums earned	$21,851	$6,592	$15,259	(A)
Less: ceded premiums earned	(13,946)	(4,329)	(9,616)	(A)
Net premiums earned	7,905	2,263	5,642	(A)
Ceding commission revenue	6,414	1,483	4,931	(A)
Net investment income	436	115	321	(A)
Net realized gain on investments	229	100	129	(A)
Other income	664	518	146	28.2%
Total revenues	15,648	4,479	11,169	249.4%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	11,107	3,065	8,042	(A)
Less: ceded loss and loss adjustment expenses	(6,588)	(1,977)	(4,611)	(A)
Net loss and loss adjustment expenses	4,518	1,087	3,431	(A)
Commission expense	3,647	1,092	2,555	(A)
Other underwriting expenses	4,113	1,077	3,036	(A)
Other operating expenses	1,345	952	393	41.3%
Depreciation and amortization	464	103	361	(A)
Interest expense	139	151	(12)	(7.9	) %
Interest expense - mandatorily
redeemable preferred stock	75	90	(15)	(16.7	) %
Total expenses	14,301	4,552	9,749	214.2%

Income (loss) from operations	1,347	(73)	1,420	1,937.9%
Gain on acquisition of
Kingstone Insurance Company	-	5,402	(5,402)	(100.0	) %
Interest income-CMIC note receivable	-	61	(61)	(100.0	) %
Income from continuing operations
before taxes	1,347	5,390	(4,043)	(75.0)%
Provision for (benefit from) income tax	564	(25)	589	2,356.0%
Income from continuing operations	783	5,415	(4,632)	(85.5)%
Income (loss) from discontinued
operations, net of taxes	40	(240)	280	116.7%
Net income	$823	$5,175	$(4,352)	(84.1)%

Percent of total revenues:
Net premiums earned	50.5%	50.5%
Ceding commission revenue	41.0%	33.1%
Net investment income	2.8%	2.6%
Net realized gains on investments	1.5%	2.2%
Other income	4.2%	11.6%
	100.0%	100.0%

Ceded premiums as a percent of gross premiums:
Written	58.2%	66.9%
Earned	63.8%	64.8%

Ceded loss and loss adjustment expenses as a percent
of gross loss and loss and loss adjustment expenses	59.4%	62.7%

(A) Not applicable due to the acquisition of KICO on July 1, 2009

Continuing Operations

During the nine months ended September 30, 2010 (“2010”), revenues from continuing operations were $15,648,000, as compared to $4,479,000 for the nine months ended September 30, 2009 (“2009”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

The positive cash flow from operations was the result of the KICO acquisition. The tax equivalent investment yield, excluding cash, was 5.77% at September 30, 2010. Realized capital gains from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2010 were $14,301,000, as compared to $4,552,000 in 2009. The increase in total expenses was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009.

Gain on acquisition of Kingstone Insurance Company of $5,402,000 in 2009 is attributable to the bargain purchase which was a result of the excess of net assets acquired from KICO compared to the acquisition cost.

Interest income from CMIC notes receivable in 2010 was $-0-, as compared to $61,000 in 2009. The decrease in 2010 was due to the forgiveness of the notes receivable in exchange for our 100% equity interest of KICO on July 1, 2009.

The provision for income taxes (including state taxes) was $564,000 in 2010, as compared to a tax benefit of $25,000 in 2009. The increase in 2010 was due to the inclusion of KICO earnings for nine months during 2010 compared to only three months in 2009. The gain on acquisition of KICO in 2009 is being treated as a permanent difference for income tax purposes. The tax provision/benefit on income from continuing operations in both periods include the tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$1,242	$(1,242)	(100	) %

Operating Expenses:
General and administrative expenses	-	1,408	(1,408)	(100	) %
Depreciation and amortization	-	62	(62)	(100	) %
Interest expense	-	11	(11)	(100	) %
Impairment of intangibles	-	49	(49)	(100	) %
Total operating expenses	-	1,530	(1,530)	(100	) %

Loss from operations	-	(288)	288	100%
Loss on sale of business		(28)	28	100%
Additional consideration on sale of business	40	-	40	n/a
Income (loss) before benefit from income taxes	40	(316)	356	113%
Benefit from income taxes	-	(76)	76	n/a
Income (loss) from discontinued operations	$40	$(240)	$280	117%

The decrease in revenue and expenses in our discontinued operations in 2010 as compared to 2009 was attributable to: (i) the cessation of operations in our Retail Business of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009, and (ii) in our discontinued Franchise Business, the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Net income

Net income was $823,000 for 2010, compared to $5,175,000 in 2009. The decrease in net income of $4,352,000 was due to the $5,402,000 gain on acquisition of KICO in 2009, offset by the inclusion of KICO earnings for nine months during 2010 compared to only three months in 2009 and the cessation of our discontinued operations in 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three months ended September 30,
($ in thousands)	2010	2009	Change	Percent
Revenues
Premiums earned
Gross premiums earned	$7,783	$6,592	$1,191	18.1%
Less: ceded premiums earned	(4,717)	(4,329)	(388)	9.0%
Net premiums earned	3,065	2,263	802	35.5%
Ceding commission revenue	2,231	1,483	748	50.4%
Net investment income	155	115	40	34.8%
Net realized gain on investments	84	100	(16)	(16.0	) %
Other income	215	154	61	39.6%
Total revenues	5,750	4,115	1,635	39.7%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	4,490	3,065	1,425	46.5%
Less: ceded loss and loss adjustment expenses	(2,582)	(1,977)	(604)	30.6%
Net loss and loss adjustment expenses	1,908	1,087	821	75.5%
Commission expense	1,287	1,092	195	17.9%
Other underwriting expenses	1,581	1,077	504	46.8%
Other operating expenses	428	285	143	50.2%
Depreciation and amortization	155	94	61	64.9%
Interest expense	47	18	29	161.1%
Interest expense - mandatorily
redeemable preferred stock	-	38	(38)	(100.0	) %
Total expenses	5,406	3,691	1,715	46.5%

Income (loss) from operations	344	424	(79)	(18.7)%
Gain on acquisition of
Kingstone Insurance Company	-	5,402	(5,402)	(100.0	) %
Interest income-CMIC note receivable	-	-	-	-%
Income from continuing operations
before taxes	344	5,826	(5,481)	(94.1	) %
Provision for (benefit from) income tax	128	184	(56)	(30.4)%
Income from continuing operations	216	5,642	(5,425)	(96.2)%
Income (loss) from discontinued
operations, net of taxes	16	(56)	72	128.6%
Net income	$232	$5,586	$(5,353)	(95.8)%

Percent of total revenues:
Net premiums earned	53.3%	55.0%
Ceding commission revenue	38.8%	36.0%
Net investment income	2.7%	2.8%
Net realized gains on investments	1.5%	2.4%
Other income	3.7%	3.7%
	100.0%	100.0%

Ceded premiums as a percent of gross premiums:
Written	59.9%	67.3%
Earned	60.6%	65.7%

Ceded loss and loss adjustment expenses as a percent
of gross loss and loss and loss adjustment expenses	57.6%	64.6%

Continuing Operations

Gross premiums earned during the three months ended September 30, 2010 (“Q3 2010”) were $7,783,000 compared to $6,592,000 during the three months ended September 30, 2009 (“Q3 2009”).The increase of $1,191,000 or 18.1% was due to an increase in policies in-force during Q3 2010 as compared to Q3 2009. Policies in-force increased by 14.9% as of September 30, 2010 compared to September 30, 2009.

               Ceded premiums earned were $4,717,000 during Q3 2010 compared to $4,329,000 during Q3 2009. The increase of $388,000 or 9.0% was due to the growth in gross written premiums resulting in growth of premiums ceded, offset by the elimination of our commercial auto quota share treaty effective January 1, 2010 and a reduction of our ceding percentage in the other commercial lines quota share treaty from  85% to 75% effective July 1, 2010.

Ceding commission revenue was $2,231,000 during Q3 2010 compared to $1,483,000 during Q3 2009. The increase of $748,000 or 50.4% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

 Net investment income was $155,000 during Q3 2010 compared to $115,000 during Q3 2009. The increase of $40,000 or 34.8% was due to an increase in average invested assets during Q3 2010 as compared to Q3 2009.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.77% at September 30, 2010, compared to 4.91% at September 30, 2009.

Net realized investment gains were $84,000 during Q3 2010 compared to $100,000 during Q3 2009.

Net loss and loss adjustment expenses were $1,908,000 during Q3 2010 compared to $1,087,000 during Q3 2009. The net loss ratio was 62.2% during Q3 2010 compared to 48.0% during Q3 2009. The increase of 14.3 percentage points in our net loss ratio for Q3 2010 as compared to Q3 2009 is primarily due to an increase in losses incurred and a decrease in ceded losses as a percent of total losses. One net loss incurred resulting from a fire during Q3 2010 added 4.1 percentage points to our net loss ratio in Q3 2010.

 Commission expense was $1,287,000 during Q3 2010 or 16.5% of gross premiums earned. Commission expense was $1,092,000 during Q3 2009 or 16.5% of gross premiums earned. The increase of $195,000 or 17.9% is due to the 18.1% increase in gross premiums earned in Q3 2010 as compared to Q3 2009.

Other underwriting expenses were $1,581,000 during Q3 2010 compared to $1,077,000 during Q3 2009. The $504,000 increase in other underwriting expenses was primarily due expenses directly related to the increase in gross premiums earned. The gross underwriting expense ratio was 20.3% during Q3 2010 as compared to 16.3% during Q3 2009. The net underwriting expense ratio was 51.6% during Q3 2010 as compared to 47.6% during Q3 2009. The remaining increase was primarily due to increases in: (i) employment costs, (ii) technology expenditures, which are both related to the increase in number of policies written in Q3 2010 as compared to Q3 2009, and (iii) professional fees due to increased compliance costs.

Other operating expenses consist of corporate overhead not related to our insurance underwriting business. Other operating expenses were $428,000 during Q3 2010 compared to $285,000 during Q3 2009. The $143,000 increase or 50.2% was due to an increase in accrued but unpaid executive bonus pursuant to an employment agreement with our Chief Executive Officer dated October 16, 2007, as amended, and an increase in our professional fees related to additional compliance costs.

Interest expense was $47,000 during Q3 2010 compared to $18,000 during Q3 2009. The $29,000 increase in Q3 2010 as compared to Q3 2009 was due to an increase in average debt outstanding.

Interest expense – mandatorily redeemable preferred stock (“Series E Preferred Stock”) was $-0- during Q3 2010 compared to $38,000 during Q3 2009. The 100% decrease was due to the exchange of Series E Preferred Stock for common stock effective June 30, 2010.

Gain on acquisition of Kingstone Insurance Company of $5,402,000 in Q3 2009 is attributable to the bargain purchase which was a result of the excess of net assets acquired from KICO compared to the acquisition cost.

The provision for income taxes (including state taxes) was $128,000 in Q3 2010, as compared to $184,000 in 2009. The gain on acquisition of Kingstone Insurance Company is being treated as a permanent difference for income tax purposes. The tax provision/benefit on income from continuing operations in both periods include the tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$-	$-	-%

Operating Expenses:
General and administrative expenses	-	50	(50)	(100	) %
Depreciation and amortization	-	-	-	-%
Interest expense	-	1	(1)	(100	) %
Impairment of intangibles	-	-	-	-%
Total operating expenses	-	51	(51)	(100	) %

Loss from operations	-	(51)	51	100%
Loss on sale of business	-	(6)	6	100%
Additional consideration on sale of business	16	-	16	n/a
Income (loss) before benefit from income taxes	16	(57)	73	128%
Benefit from income taxes	-	-	-	-%
Income (loss) from discontinued operations	$16	$(57)	$73	128%

The decrease in revenue and expenses in our discontinued operations in Q3 2010 as compared to Q3 2009 was attributable to: (i) the cessation of operations in our Retail Business of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009, and (ii) in our discontinued Franchise Business, the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.

Net income

Net income was $232,000 during Q3 2010 compared to $5,586,000 during Q3 2009. The decrease in net income of $5,353,000 was due to the decrease in gain on acquisition of Kingstone Insurance Company, and increase in both our net loss ratio and gross underwriting ratios, offset by an increase in ceding commission revenue, as described above.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 is as follows:

	Three Months	Three Months	Nine Months
	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010

Revenues
Net premiums earned	$3,065,289	$2,262,819	$7,905,350
Ceding commission revenue	2,231,493	1,483,249	6,413,774
Net investment income	154,679	115,657	435,882
Net realized gain on investments	84,054	99,856	228,803
Other income	82,498	40,623	244,666
Total revenues	5,618,013	4,002,204	15,228,475

Expenses
Loss and loss adjustment expenses	1,907,917	1,087,276	4,518,253
Commission expense	1,287,268	1,091,638	3,647,371
Other underwriting expenses	1,580,827	1,077,318	4,112,889
Depreciation and amortization	154,475	90,761	461,076
Total expenses	4,930,488	3,346,993	12,739,590

Income from operations	687,525	655,211	2,488,885
Income tax expense	209,426	241,205	820,036
Net income	$478,099	$414,006	$1,668,850

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjust expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2010:
Written premiums	$24,969,119	$9,572	$(14,529,432)	$10,449,259
Unearned premiums	(3,126,232)	(1,360)	583,683	(2,543,909)
Earned premiums	$21,842,887	$8,212	$(13,945,749)	$7,905,350

Loss and loss adjustment expenses	$11,095,027	$11,543	$(6,588,317)	$4,518,253

Loss ratio	50.8%	140.6%	47.2%	57.2%

Three months ended September 30, 2010:
Written premiums	$8,375,776	$6,436	$(5,015,905)	$3,366,307
Unearned premiums	(595,995)	(3,432)	298,409	(301,018)
Earned premiums	$7,779,781	$3,004	$(4,717,496)	$3,065,289

Loss and loss adjustment expenses	$4,482,893	$6,825	$(2,581,801)	$1,907,917

Loss ratio	57.6%	227.2%	54.7%	62.2%

Three months ended September 30, 2009:
Written premiums	$6,924,750	$8,378	$(4,659,252)	$2,273,876
Unearned premiums	(335,551)	(5,426)	329,920	(11,057)
Earned premiums	$6,589,199	$2,952	$(4,329,332)	$2,262,819

Loss and loss adjustment expenses	$3,061,564	$3,154	$(1,977,442)	$1,087,276

Loss ratio	46.5%	106.8%	45.7%	48.0%

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

The key measures for our insurance underwriting business for the nine months ended September 30, 2010 are as follows:

Net premiums earned	$7,905,350
Ceding commission revenue	6,413,774
Other income	244,666

Loss and loss adjustment expenses	4,518,253

Acquistion costs and other underwriting expenses:
Commission expense	3,647,371
Other underwriting expenses	4,112,889
Total acquistion costs and other underwriting expenses	7,760,260

Underwriting income	$2,285,277

Key Measures:
Net loss ratio	57.2%
Net underwriting expense ratio	13.9%
Net combined ratio	71.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$7,760,260
Less: Ceding commission revenue	(6,413,774)
Less: Other income	(244,666)
$1,101,820

Net earned premium	$7,905,350

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2010 and December 31, 2009:

Available for Sale Securities

	September 30, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,471,367	$70,580	$(20,192)	$-	$1,521,755	8.3%

Political subdivisions of States,
Territories and Possessions	6,901,104	235,417	(17,024)	-	7,119,497	38.8%

Corporate and other bonds
Industrial and miscellaneous	6,251,683	321,096	(868)	-	6,571,911	35.8%
Total fixed-maturity securities	14,624,154	627,093	(38,084)	-	15,213,163	82.8%
Equity Securities	2,852,670	301,123	(2,394)	-	3,151,399	17.2%
Short term investments	-	-	-	-	-	0.0%
Total	$17,476,824	$928,216	$(40,478)	$-	$18,364,562	100.0%

	December 31, 2009

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	23.4%

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	38.3%

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	22.4%
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	84.1%
Equity Securities	1,973,738	224,736	(11,548)	-	2,186,926	14.4%
Short term investments	225,336	-	-	-	225,336	1.5%
Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	100.0%

Held to Maturity Securities

September 30, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$106,205	$15,090	$-	$-	$121,295	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of September 30, 2010 and December 31, 2009 as rated by Standard and Poor’s.

	September 30, 2010		December 31, 2009
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$1,521,755	10.0%	$3,564,477	27.9%
AAA	4,183,642	27.5%	3,404,461	26.6%
AA	3,834,474	25.2%	2,564,302	20.0%
A	4,130,265	27.1%	2,808,145	22.0%
BBB	1,543,027	10.1%	449,695	3.5%
Total	$15,213,163	100.0%	$12,791,080	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.87%	3.8	3.08%	5.8

Political subdivisions of States,
Territories and Possessions	4.17%	6.7	4.09%	6.0

Corporate and other bonds
Industrial and miscellaneous	5.16%	7.7	5.62%	8.5

The table below summarizes the average duration by type of fixed-maturity security held to maturity as well as detailing the average yield as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities	4.38%	29.9	n/a	n/a

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2010 and December 31, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

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

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$450,675	$(20,192)	1	$-	$-	$450,675	$(20,192)

Political subdivisions of
States, Territories and
Possessions	1,074,175	(17,024)	3	-	-	1,074,175	(17,024)

Corporate and other
bonds industrial and
miscellaneous	499,319	(868)	5	-	-	499,319	(868)

Total fixed-maturity
securities	$2,024,169	$(38,084)	9	$-	$-	$2,024,169	$(38,084)

Equity Securities:
Preferred stocks	$12,810	$(103)	1	$-	$-	$12,810	$(103)
Common stocks	2,291	(2,291)	4	-	-	2,291	(2,291)

Total equity securities	$15,101	$(2,394)	5	$-	$-	$15,101	$(2,394)

Total	$2,039,270	$(40,478)	14	$-	$-	$2,039,270	$(40,478)

	December 31, 2009
	Less than 12 months			12 months or more		Total
			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,715,062	$(23,929)	6	$-	$-	$1,715,062	$(23,929)

Political subdivisions of
States, Territories and
Possessions	1,357,203	(12,356)	5	-	-	1,357,203	(12,356)

Corporate and other
bonds industrial and
miscellaneous	1,376,516	(25,156)	7	-	-	1,376,516	(25,156)

Total fixed-maturity
securities	$4,448,781	$(61,441)	18	$-	$-	$4,448,781	$(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	3	$-	$-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	5	-	-	94,470	(5,984)
Total equity securities	$239,370	$(11,548)	8	$-	$-	$239,370	$(11,548)

Total	$4,688,151	$(72,989)	26	$-	$-	$4,688,151	$(72,989)

There are 14 securities at September 30, 2010 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There are 26 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. As of September 30, 2010, no such request has been made by us to the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2010	2009

Cash flows provided by (used in):
Operating activities	$2,100,557	$582,174
Investing activities	(2,345,574)	2,291,161
Financing activities	381,732	(698,143)
Net increase in cash and cash equivalents	136,715	2,175,192
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$762,035	$2,318,141

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

Net cash provided by financing activities increased as a result of the $1,434,000 decrease in principal payments of long-term debt in 2010 as compared to 2009. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transactions in 2010

Mandatorily Redeemable Preferred Stock Exchanged for Common Stock

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, our mandatorily redeemable preferred stock has been reported as a liability of $1,299,231 on December 31, 2009. Effective June 30, 2010, we issued 787,409 shares of Common Stock in exchange for 1,299 shares of our outstanding mandatorily redeemable Series E Preferred Stock. The value of the exchanged Series E Preferred Stock was approximately $1,299,231.  The effective price for the exchange was $1.65 per share of Common Stock, which was approximately equal to the fair value of the common stock issued. For the nine months ended September 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $89,805, respectively. For the three months ended September 30, 2010 and 2009, the preferred dividends have been classified as interest expense of $-0- and $32,952, respectively.

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

Item  4. Controls and Procedures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Based on the inclusion of KICO in this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.  Our principal executive officer and principal financial officer have concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 30, 2010.

Financial Reporting

Management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting. These deficiencies are: (a) lack of segregation duties within all departments, (b) multiple databases, creating the need for an extensive number of journal entries, (c) the data captured in these multiple data bases are generated from third party software providers that do not provide a Type II SAS 70 report on its internal control nor has extensive IT application testing been performed to validate the reliability of the data, and (d) various manual processes relying on multiple spreadsheets which must be used to augment the lack of integration of the databases. Management is presently addressing these deficiencies.

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

KINGSTONE COMPANIES, INC.

Dated: November 15, 2010	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer