Form 10-K
period 2010-12-31
KINGSTONE COMPANIES, INC.
filed 2011-03-31
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __

Non-accelerated __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,991,672 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 30, 2011, there were 3,838,386 shares of common stock outstanding.

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

Effective July 1, 2009, we commenced offering property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through December 31, 2010. Accordingly, discussions for the year ended December 31, 2010 will pertain for the entire period. For the year ended December 31, 2009, discussions pertaining to KICO will only include the six months ended December 31, 2009.

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

Recent Developments

Developments During 2010

• Mandatorily Redeemable Preferred Stock Exchanged for Common Stock

In accordance with accounting principles generally accepted in the United Sates of America (“GAAP”) for accounting for certain financial instruments with characteristics of both liabilities and equity, our mandatorily redeemable preferred stock had been reported as a liability of $1,299,231 on December 31, 2009. Effective June 30, 2010, we issued 787,409 shares of Common Stock in exchange for 1,299 shares of our outstanding mandatorily redeemable Series E Preferred Stock. The value of the exchanged Series E Preferred Stock was approximately $1,299,231.  The effective price for the exchange was $1.65 per share of Common Stock, which was approximately equal to the fair value of the common stock issued. For the years ended December 31, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $127,158, respectively.

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

Developments During 2009

• Acquisition of Kingstone Insurance Company

Effective July 1, 2009, CMIC converted from an advance premium cooperative to a stock property and casualty insurance company. Upon the effectiveness of the conversion, CMIC’s name was changed to Kingstone Insurance Company . Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO in consideration of the exchange of our $3,750,000 principal amount of surplus notes of CMIC.  In addition, we forgave all accrued and unpaid interest of $2,246,000 on the surplus notes as of the date of exchange. On July 1, 2009, we changed our name from DCAP Group, Inc. to Kingstone Companies, Inc.  See Item 13 of this Annual Report for additional information pertaining to the acquisition of KICO.

• Sale of Businesses

New York Locations

On April 17, 2009, we sold substantially all of the assets, including the book of business, of the 16 Retail Business locations that we owned in New York State (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. In 2010, the repayment terms of the New York Notes were amended. All payments under the amended New York Notes have been paid in accordance with their terms. As of December 31, 2010, the New York Notes, as amended, are payable in monthly installments of varying payments that average approximately $28,000 each between January 31, 2011 and July 31, 2011, and provide for interest at the rate of 12.625% per annum. As additional consideration, we received through September 30, 2010 an amount equal to 60% of the net commissions derived from the book of business of six retail locations that we closed in 2008.  See Item 7 of this Annual Report.

Pennsylvania Locations

Effective June 30, 2009, we sold all of the outstanding stock of the subsidiary that operated our three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes (the “Pennsylvania Notes”), one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date). As of December 31, 2010, all  payments due under the Pennsylvania Notes were paid in accordance with their terms. See Item 7 of this Annual Report.

Franchise Business

Effective May 1, 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009 (which was paid), $50,000 on May 1, 2010 (which was paid) and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  See Items 7 and 13 of this Annual Report.

• Redemption and Exchange of Debt

• Accurate Acquisition

On April 17, 2009, we paid the balance of the note payable incurred in connection with our purchase of the Accurate agency business.

• Notes Payable

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

From June 2009 through December 2009, we borrowed an aggregate $1,050,000 and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum and are payable on July 10, 2011. The 2009 Notes are prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid. See Items 7 and 13 of this Annual Report.

• Exchange of Mandatorily Redeemable Preferred Stock

Effective May 12, 2009, the holder of our Series D preferred shares exchanged such shares for an equal number of shares of Series E preferred shares which were mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D preferred shares).  The Series E preferred shares provided for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D preferred shares) and a conversion price of $2.00 per share (as compared to $2.50 per share for the Series D preferred shares).  Further, the two series differed in that our obligation to redeem the Series E preferred shares was not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D preferred shares which provided for such acceleration) and our obligation to redeem the Series E preferred shares was not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D preferred shares which provided for such pledge).  See Items 7 and 13 of this Annual Report.

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

General

Effective July 1, 2009, with the acquisition of KICO, substantially all of our continuing operations consists of underwriting property and casualty insurance. KICO is a medium-sized multi-line regional property and casualty insurance company writing business exclusively through independent agents and brokers (“producers”).   We are licensed to write insurance in the state of New York. In February 2011, KICO’s application for an insurance license to write business in the state of Pennsylvania was approved, however, we have not commenced writing business in Pennsylvania. KICO provides direct markets to small to medium-sized producers located primarily in the New York City area, also known as Downstate New York.

KICO’s competitive advantage in the marketplace is the service it provides to its producers, policyholders and claimants.  Our insurance producers value their relationship with us since they receive excellent, consistent personal service coupled with competitive rates and commission levels. We believe there are many producers looking for an insurer like KICO, which offers the producer a potential for growth and good service.  KICO consistently is rated above average in the important areas of underwriting, claims handling and service to producers. We believe that the excellent service we provide to our producers, policyholders and claimants provides a foundation for growth. In 2010, in a company performance survey conducted by the Professional Insurance Agents of New York and New Jersey (“PIA”), KICO was rated the top performer by PIA members in New York.

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

For-hire vehicle physical damage only policies - These policies are designed for newer vehicles utilized as black cars (limousines under 2 years old), silver cars (limousines 2 to 4 years old), yellow taxicabs and car service vehicles. No vehicle older than 4 years is written in the program.

Private passenger physical damage - We are currently writing policies for private passenger physical damage coverage under a unique product called Basic Auto. We also write a standard physical damage only product (“PDO”). These products are designed to be companion products with a New York Automobile Insurance Plan liability policy that is sold to insureds who are unable to obtain automobile insurance coverage in the voluntary market.

General liability policies - We commenced writing business owners policies (“BOP”) in 2008. The BOP business consists primarily of small business retail risks without a cooking or residential exposure. In June 2009, we commenced writing artisan’s liability policies. In November 2010, we commenced writing Special Multi-Peril liability policies as an option for commercial properties ineligible for our BOP due to risks exceeding the BOP limits or risk classifications not covered under BOP.

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

We manage the results of our producers through periodic reviews of volume and profitability. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning. Producers not attaining our standards are either terminated or asked to resign.

All producers are assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us. Requests for quotes are responded to as promptly as possible. Our online application raters and inquiry systems have streamlined the process of placing business with KICO.  Our producers have access to a website which contains all of our applications, rating software, policy forms and underwriting guidelines for all lines of business.  We send out our publication “KICO Producer News” in order to inform our producers of updates at KICO. In addition we have an active Producer Council and have at least one annual meeting with all of our producers.

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

Increased competition could result in fewer applications for coverage resulting from lower premium rates charged by our competitors and less favorable policy terms, which could adversely affect us. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

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

We engage an independent external actuarial specialist to opine on our recorded statutory reserves. Our actuary estimates a range of ultimate losses, along with the recommended IBNR and reserve amounts.

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009*

Balance at beginning of period	$16,513,318	$16,431,191
Less reinsurance recoverables	(10,512,303)	(9,730,288)
Net balance, beginning of period	6,001,015	6,700,903

Incurred related to:
Current year	6,095,528	1,864,515
Prior years	330,057	170,956
Total incurred	6,425,585	2,035,471

Paid related to:
Current year	2,855,074	975,376
Prior years	2,291,034	1,759,983
Total paid	5,146,108	2,735,359

Net balance at end of period	7,280,492	6,001,015
Add reinsurance recoverables	10,431,415	10,512,303
Balance at end of period	$17,711,907	$16,513,318

* Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The following table shows the net loss development for business written each year from 2004 through 2010. We did not have accurate and reliable data for years 2001 through 2003, years which are to be included in the required ten year period.  The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $4,370,000 as of December 31, 2006, by December 31, 2008 (two years later), $3,303,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2006.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	As of and for the Year Ended December 31,
($ in thousands)	2004	2005	2006	2007	2008	2009	2010
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,141	3,074	4,370	4,799	5,823	6,001	7,280
Net reserve estimated as of One year later	5,122	3,627	4,844	5,430	6,119	6,235
Two years later	5,698	4,315	5,591	5,867	6,609
Three years later	6,356	5,101	5,792	6,433
Four years later	6,985	5,094	6,260
Five years later	7,049	5,540
Six years later	7,476
Seven years later
Eight years later
Nine years later
Ten years later
Net cumulative redundancy (deficiency)	(4,335)	(2,466)	(1,890)	(1,634)	(786)	(234)

	As of and for the Year Ended December 31,
($ in thousands)	2004	2005	2006	2007	2008	2009	2010
Cumulative amount of reserve
paid, net of reinsurance
recoverable through
One year later	3,347	1,106	2,018	1,855	2,533	2,307
Two years later	4,291	2,321	3,303	3,339	3,974
Three years later	4,965	3,321	4,036	4,339
Four years later	5,598	3,705	4,471
Five years later	5,840	3,988
Six years later	6,101
Seven years later
Eight years later
Nine years later
Ten years later

Net reserve -
December 31,	3,141	3,074	4,370	4,799	5,823	6,001	7,280
Reinsurance Recoverable	7,610	7,283	6,523	6,693	9,766	10,512	10,432
Gross reserves -
December 31,	10,751	10,357	10,893	11,492	15,589	16,513	17,712

Net re-estimated reserve	7,476	5,540	6,260	6,433	6,609	6,235
Re-estimated reinsurance recoverable	9,354	9,613	9,775	9,582	11,462	10,755
Gross re-estimated reserve	16,830	15,153	16,035	16,015	18,071	16,990

Gross cumulative redundancy (deficiency)	(6,079)	(4,796)	(5,142)	(4,523)	(2,482)	(477)

See “Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

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

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2010 and 2009, is summarized in the table below by type of investment.

	December 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$326,620	1.6%	$625,320	4.0%

Short term investments	-	0.0%	225,336	1.4%

Held to maturity
U.S. Treasury securities and	605,424	3.0%	-	0.0%

Available for sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	1,042,657	5.1%	3,564,477	22.5%

Political subdivisions of states,
territories and possessions	7,259,225	35.8%	5,822,103	36.8%

Corporate and other bonds
Industrial and miscellaneous	8,037,219	39.7%	3,404,500	21.5%

Preferred stocks	848,170	4.2%	745,000	4.7%

Common stocks	2,134,865	10.5%	1,441,926	9.1%
Total	$20,254,180	100.0%	15,828,662	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of December 31, 2010 and 2009 as rated by Standard and Poor’s.

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$1,042,657	6.4%	$3,564,477	27.9%
AAA	4,229,483	25.9%	3,404,461	26.6%
AA	3,698,610	22.6%	2,564,302	20.0%
A	4,770,488	29.2%	2,808,145	22.0%
BBB	2,597,863	15.9%	449,695	3.5%
Total	$16,339,101	100.0%	$12,791,080	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

We currently have a Demotech rating of A (Excellent) which qualifies our policies for banks and finance companies. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. KICO is in the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating allows us to expand our writings by adding producers who were not previously available to us.

Premium Financing

Customers who purchase insurance policies are often unable to pay the premium in a lump sum and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is secured by the unearned portion of the insurance premiums being financed and held by the insurance carrier.  Our wholly-owned subsidiary, Payments Inc., (“Payments”) is licensed as a premium finance agency in the state of New York.

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the states of New York and Pennsylvania.  In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 2.2% and 4.9% of our revenues from continuing operations during the years ended December 31, 2010 and 2009, respectively.

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

KICO is required to file detailed financial statements and other reports with the Insurance Departments in the states that KICO is licensed to transact business in. In 2010 New York was the only state in which KICO is licensed to transact business. In February 2011, KICO was obtained an insurance license to transact business in Pennsylvania. These financial statements are subject to periodic examination by the Insurance Departments.

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

 In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise” risk within an insurance company holding system. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which we are licensed, for the new requirements to apply to us. It is not clear if and when such states will adopt these changes; however, if is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would most likely motivate the states to adopt the amendments promptly.

The recent turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and, since January 2009, the U.S. Treasury Department, as part of its broad proposal to reform regulation of the financial services industry, has proposed legislation that would impact the insurance industry. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2010.

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

As of December 31, 2010, KICO had two ratios outside the usual range due to reliance on quota share reinsurance and growth in written premiums as a percentage in excess of the allowable average.

Accounting Principles

Statutory accounting principles (“SAP”) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Generally accepted accounting principles (“GAAP”) is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

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

Offices

Our principal executive offices are located at 1154 Broadway, Hewlett, New York 11557, and our telephone number at that location is (516) 374-7600. Our insurance underwriting business is located at 15 Joys Lane, Kingston, New York 12401. Our website is www.kingstonecompanies.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

As of December 31, 2010, we had 43 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.                      RISK FACTORS.

Not applicable.  See, however, “Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

Our principal executive offices are located at 1154 Broadway, Hewlett, New York.  Our insurance underwriting business is located at 15 Joys Lane, Kingston, New York.

The current yearly aggregate base rental for our executive offices is approximately $39,000.  We own the building from which our insurance underwriting business operates, free of mortgage.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common shares for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2010 Calendar Year
First Quarter	$3.82	$2.34
Second Quarter	3.63	2.51
Third Quarter	2.89	2.25
Fourth Quarter	3.90	2.30

	High	Low
2009 Calendar Year
First Quarter	$.85	$.04
Second Quarter	2.41	.39
Third Quarter	2.50	1.90
Fourth Quarter	2.50	1.70

Holders

As of March 21, 2011, there were 514 record holders of our common shares.

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

Effective July 1, 2009, we commenced offering property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, KICO. The effect of the KICO acquisition is only included in our results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through December 31, 2010. Accordingly, discussions for the year ended December 31, 2010 will pertain for the entire period. For the year ended December 31, 2009, discussions pertaining to KICO will only include the six months ended December 31, 2009.

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

The stores from our Retail Business discontinued operations received commissions from insurance companies for their services.  Prior to July 1, 2009, neither we nor the stores served as an insurance company and therefore we did not assume underwriting risks.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Accordingly, for a one-year policy written on July 1, 2010, we would earn half of the premiums in 2010 and the other half in 2011.

Ceding commission revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net realized gains (losses) on investments.  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, short term investments, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

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

Non-cash equity compensation. Non-cash equity compensation includes the fair value of stock grants issued to our directors and Chief Executive Officer and amortization of stock options issued to our employees.

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

Interest expense – mandatorily redeemable preferred stock. Interest expense on mandatorily redeemable preferred stock represents amounts we incurred on our previously outstanding preferred stock at the then-applicable dividend rates.

Gain on acquisition of Kingstone Insurance Company. Gain on acquisition represents the excess of the fair market value of the net assets acquired compared to the acquisition cost.

Interest income – CMIC note receivable.  We accrued interest income and accreted the discount on the surplus notes of CMIC before the acquisition of KICO on July 1, 2009.

Income tax expense (benefit).  We incur federal income tax expense (benefit) on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries

Key Measures

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net underwriting expense ratio.  The net underwriting expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission revenue less other income to net premiums earned.

Net combined ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Net premiums earned less expenses (expenses are net of ceding commissions and other income) included in combined ratio (underwriting income).  Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes.

Critical Accounting Policies and Estimates

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation (see Note 2 to the Consolidated Financial Statements - “Accounting Policies”).

Consolidated Results of Operations

We completed the acquisition of KICO on July 1, 2009. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of this acquisition particularly through the addition of our insurance underwriting business that now includes all of the operations of KICO.

We have changed the presentation of our business results prior to July 1, 2009 by reclassifying our previously reported continuing operations based on reporting standards for insurance underwriters. The prior period disclosures have been restated to conform to the current presentation. General corporate overhead not incurred by our underwriting business is allocated to other operating expenses.

Due to the acquisition of KICO and the commencement of our insurance underwriting business on July 1, 2009, and the discontinuance of all business operations previously in place before the acquisition date, the comparability of information between quarters and years is less meaningful. A separate discussion has been provided to compare the results of operations from KICO for the six months ended December 31, 2010 to the six months ended December 31, 2009.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated (unaudited):

	Years ended December 31,
($ in thousands)	2010	2009(A)	Change	Percent
Revenues
Premiums earned
Gross premiums earned	$30,071	$13,372	$16,699	(B)
Less: ceded premiums earned	(18,935)	(8,846)	(10,089)	(B)
Net premiums earned	11,136	4,526	6,610	(B)
Ceding commission revenue	8,583	2,940	5,643	(B)
Net investment income	617	226	391	(B)
Net realized gain (loss) on investments	349	(31)	380	(B)
Other income	911	730	181	(B)
Total revenues	21,596	8,391	13,205	157.4%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	13,613	5,163	8,450	(B)
Less: ceded loss and loss adjustment expenses	(7,188)	(3,127)	(4,060)	(B)
Net loss and loss adjustment expenses	6,426	2,035	4,390	(B)
Commission expense	5,057	2,233	2,824	(B)
Other underwriting expenses	5,779	2,368	3,411	(B)
Other operating expenses	1,262	1,093	169	15.5%
Non-cash equity compensation	348	89	259	291.0%
Acquisition transaction costs	-	210	(210)	(100.0	) %
Depreciation and amortization	615	269	346	(B)
Interest expense	185	184	1	0.5%
Interest expense - mandatorily redeemable preferred stock	75	127	(52)	(40.9	) %
Adjustment for rounding	-	2	(2)	(100.0	) %
Total expenses	19,747	8,610	11,136	129.3%

Income (loss) from operations	1,849	(219)	2,069	942.7%
Gain on acquisition of Kingstone Insurance Company	-	5,178	(5,178)	(100.0	) %
Interest income-CMIC note receivable	-	61	(61)	(100.0	) %
Income from continuing operations before taxes	1,849	5,020	(3,170)	(63.2	) %
Provision for (benefit from) income tax	767	(67)	834	1,244.8%
Income from continuing operations	1,082	5,087	(4,004)	(78.7	) %
Income (loss) from discontinued operations, net of taxes	(99)	(266)	167	62.8%
Net income	$983	$4,821	$(3,837)	(79.6	) %

Percent of total revenues:
Net premiums earned	51.6%	53.9%
Ceding commission revenue	39.7%	35.0%
Net investment income	2.9%	2.7%
Net realized gains on investments	1.6%	-0.4%
Other income	4.2%	8.7%
	100.0%	100.0%

Ceded premiums as a percent of gross premiums:
Written	58.7%	67.6%
Earned	63.0%	66.2%

Ceded loss and loss adjustment expenses as a percent
of gross loss and loss and loss adjustment expenses	52.9%	60.7%

(A) Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

(B) Not applicable due to the acquisition of KICO on July 1, 2009, see separate discussion of the results of KICO for the six months ended December 31, 2010 compared to six months ended December 31, 2009.

Continuing Operations

During the year ended December 31, 2010 (“2010”), revenues from continuing operations were $21,596,000, as compared to $8,390,000 for the year ended December 31, 2009 (“2009”).  The increase in total revenues was due to the increases in all sources of revenue stemming from the acquisition of KICO that occurred on July 1, 2009.

The positive cash flow and increase in invested assets from operations was the result of the KICO acquisition. The tax equivalent investment yield, excluding cash, was 5.74% and 4.94% at December 31, 2010 and 2009, respectively. Realized capital gains (losses) from securities acquired in the KICO acquisition had a cost basis equal to their fair market value as of the acquisition date on July 1, 2009.

Total expenses in 2010 were $19,747,000, as compared to $8,610,000 in 2009. The increase in total expenses in both periods was due to the increases in all categories of expenses stemming from the acquisition of KICO that occurred on July 1, 2009, offset by a decrease in acquisition costs and interest expense on mandatorily redeemable preferred stock. Acquisition costs were eliminated in 2010 as they were related to the acquisition of KICO in 2009. The reduction in interest expense on mandatorily redeemable preferred stock was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.  Other operating expenses not related to KICO were $1,262,000 in 2010 compared to $1,093,000 in 2009. The $169,000 increase in 2010 was primarily due to our Chief Executive Officer’s bonus compensation and increase in his base compensation, which are pursuant to his amended employment agreement dated March 24, 2010. The $259,000 increase in non-cash compensation from $89,000 in 2009 to $348,000 in 2010 is due to stock and option grants to our Chief Executive Officer pursuant to his amended employment agreement dated March 24, 2010.

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

The provision for income taxes (including state taxes) was $767,000 in 2010, as compared to a tax benefit of $67,000 in 2009. The increase in 2010 was due to the inclusion of KICO earnings for the full year in 2010 compared to only six months in 2009. The gain on acquisition of KICO in 2009 is being treated as a permanent difference for income tax purposes. The tax provision/benefit on income from continuing operations in both periods include the current tax provision/benefit resulting from discontinued operations.

Discontinued Operations

The following table summarizes the changes in the results of our discontinued operations (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2010	2009	Change	Percent

Total revenue	$-	$1,243	$(1,243)	(100	) %

Operating Expenses:
General and administrative expenses	-	1,406	(1,406)	(100	) %
Depreciation and amortization	-	62	(62)	(100	) %
Interest expense	-	12	(12)	(100	) %
Impairment of intangibles	-	49	(49)	(100	) %
Total operating expenses	-	1,529	(1,529)	(100	) %

Loss from operations	-	(286)	286	100%
Gain (loss) on sale of business, net of additional
consideration received	38	(57)	95	167%
Income (loss) before benefit from income taxes	38	(343)	381	111%
Provision for (benefit from) income taxes	137	(77)	214	n/a
Income (loss) from discontinued operations	$(99)	$(266)	$167	63%

The decrease in revenue and expenses in our discontinued operations in 2010 as compared to 2009 was attributable to: (i) the cessation of operations in our Retail Business of the 16 remaining stores located in New York as a result of the sale of their assets on April 17, 2009, and the sale of our Pennsylvania stores on June 30, 2009, and (ii) in our discontinued Franchise Business, the sale on May 1, 2009 of all of the outstanding stock of the subsidiaries that operated our DCAP franchise business. In 2010 we received $38,000, which represents the balance of contingent consideration due to us from the New York Sale.

The provision for income taxes in 2010 and 2009 are due to deferred tax adjustments related to the disposition of the businesses and entities that were sold in 2009.

Net income

Net income was $983,000 for 2010, compared to $4,821,000 in 2009. The decrease in net income of $3,837,000 was due to the $5,178,000 gain on acquisition of KICO in 2009, offset by the inclusion of KICO earnings for the entire period during 2010 compared to only six months in 2009 and the cessation of our discontinued operations in 2009.

Results of Operations for Insurance Underwriting Business on a Standalone Basis

Due to the acquisition of KICO and the commencement of our insurance underwriting business on July 1, 2009, the comparability of information between years is less meaningful. The results of operations for the years ended December 31, 2010 and 2009 include KICO for the entire year in 2010 and only for six months in 2009; as a result we have decided to include the following discussion comparing KICO’s results of operations for six month period ended December 31, 2010 to the six month period ended December 31, 2009.

	Six months ended (unaudited)
	December 31,	December 31,	Change
	2010	2009	$	%

Revenues
Gross written premium	$16,656	$13,573	3,083	22.7%
Net written premium	6,652	4,400	2,252	51.2%
Change in unearned	(356)	126	(482)	-382.4%
Net premiums earned	6,296	4,526	1,769	39.1%
Ceding commission revenue	4,401	2,939	1,462	49.7%
Net investment income	336	226	110	48.8%
Net realized gains (losses) on investments	205	(31)	235	-768.2%
Other income	201	130	71	54.5%
Total revenues	11,438	7,791	3,648	46.8%

Expenses
Loss and loss adjustment expenses	3,815	2,035	1,780	87.4%
Commission expense	2,697	2,233	464	20.8%
Other underwriting expenses	3,247	2,368	879	37.1%
Acquisition transaction costs	-	92	(92)	-100.0%
Depreciation and amortization	305	253	52	20.6%
Total expenses	10,065	6,981	3,083	44.2%

Income before income taxes	1,374	810	564	69.7%
Income tax expense	450	293	157	53.7%
Net income	$923	$517	$407	78.7%

Key Measures:
Net loss ratio	60.6%	45.0%
Net underwriting expense ratio	21.3%	33.8%
Net combined ratio	81.9%	78.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	5,944	4,601
Less: Ceding commission revenue	(4,401)	(2,939)
Less: Other income	(201)	(130)
	1,342	1,532

Net earned premium	6,296	4,526

Net Underwriting Expense Ratio	21.3%	33.8%

Gross premiums written during the six months ended December 31, 2010 (“2010”) were $16,656,000 compared to $13,573,000 during the six months ended December 31, 2009 (“2009”).The increase of $3,083,000 or 22.7% was due to an increase in policies in-force during 2010 as compared to 2009. Policies in-force increased by 17.3% as of December 31, 2010 compared to December 31, 2009.

Net written premium increased $2,252,000, or 51.2%, to $6,652,000 in 2010 from $4,400,000 in 2009. The increase in net written premium resulted from an increase of gross written premium in 2010 compared to gross written premium in 2009. Net written premiums grew at a greater rate than gross written premiums (51.2 % compared to 22.7%) due to the elimination of our commercial auto quota share treaty effective January 1, 2010 and a reduction of our ceding percentage in the other commercial lines quota share treaty from 85% to 75% effective July 1, 2010.

Net earned premium increased $1,769,000, or 31.2%, to $6,296,000 in 2010 from $4,526,000 in 2009. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premium for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.

Ceding commission revenue was $4,401,000 in 2010 compared to $2,939,000 in 2009. The increase of $1,769,000 or 39.1% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

 Net investment income was $336,000 in 2010 compared to $226,000 in 2009. The increase of $110,000 or 48.8% was due to an increase in average invested assets in 2010 as compared to 2009.  The increase in cash and invested assets resulted primarily from increased operating cash flows.

Net loss and loss adjustment expenses were $3,815,000 in 2010 compared to $2,035,000 in 2009. The net loss ratio was 60.6% in 2010 compared to 45.0% in 2009. The increase of 15.6 percentage points in our net loss ratio for 2010 as compared to 2009 is primarily due to an increase in losses incurred and a decrease in ceded losses as a percent of total losses. Our net loss incurred resulting from two fires in 2010 added 3.1 percentage points to our net loss ratio in 2010.

Commission expense was $2,697,000 in 2010 or 16.2% of gross premiums written. Commission expense was $2,233,000 in 2009 or 16.5% of gross premiums written. The increase of $464,000 or 20.8% is due to the 22.7% increase in gross premiums written in 2010 as compared to 2009.

Other underwriting expenses were $3,247,000 in 2010 compared to $2,368,000 in 2009. The $464,000 increase in other underwriting expenses was primarily due expenses directly related to the increase in gross premiums written, additional employment costs due to the hiring of additional staff needed to service our growth in written premiums and an increase in professional fees due to increased compliance costs. The gross underwriting expense ratio was 3.4% in 2010 as compared to 11.5% in 2009. The net underwriting expense ratio was 8.7% in 2010 as compared to 33.8% in 2009.

Income tax expense in 2010 was $450,000, which resulted in an effective tax rate of 32.8%. Income tax expense in 2009 was $293,000, which resulted in an effective tax rate of 36.2%. The decrease in our effective rate resulted, primarily, from an increase in tax exempt interest.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the year ended December 31, 2010 (“2010”) and for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009 (“2009”) follows:

	2010	2009

Revenues
Net premiums earned	$11,135,635	$4,526,341
Ceding commission revenue	8,583,146	2,939,143
Net investment income	617,119	225,676
Net realized gain on investments	349,415	(30,628)
Other income	363,468	130,270
Total revenues	21,048,783	7,790,802

Expenses
Loss and loss adjustment expenses	6,425,585	2,035,471
Commission expense	5,057,409	2,233,399
Other underwriting expenses	5,778,845	2,367,535
Acquistion transaction costs	-	91,635
Depreciation and amortization	611,855	253,162
Total expenses	17,873,694	6,981,202

Income from operations	3,175,089	809,600
Income tax expense	1,060,927	292,904
Net income	$2,114,161	$516,696

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

2010
Written premiums	$33,249,331	$10,699	$(19,525,208)	$13,734,822
Unearned premiums	(3,189,250)	105	589,958	(2,599,187)
Earned premiums	$30,060,081	$10,804	$(18,935,250)	$11,135,635

Loss and loss adjustment expenses	$13,597,785	$15,336	$(7,187,536)	$6,425,585

Loss ratio	45.2%	141.9%	38.0%	57.7%

2009
Written premiums	$13,572,779	$8,252	$(9,180,860)	$4,400,171
Unearned premiums	(206,291)	(2,521)	334,982	126,170
Earned premiums	$13,366,488	$5,731	$(8,845,878)	$4,526,341

Loss and loss adjustment expenses	$5,156,441	$6,500	$(3,127,470)	$2,035,471

Loss ratio	38.6%	113.4%	35.4%	45.0%

The key measures for our insurance underwriting business for the year ended December 31, 2010 are as follows:

Net premiums earned	$11,135,635
Ceding commission revenue	8,583,146
Other income	363,468

Loss and loss adjustment expenses	6,425,585

Acquistion costs and other underwriting expenses:
Commission expense	5,057,409
Other underwriting expenses	5,778,845
Total acquistion costs and other underwriting expenses	10,836,254

Underwriting income	$2,820,410

Key Measures:
Net loss ratio	57.7%
Net underwriting expense ratio	17.0%
Net combined ratio	74.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$10,836,254
Less: Ceding commission revenue	(8,583,146)
Less: Other income	(363,468)
$1,889,640

Net earned premium	$11,135,635

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2010 and 2009:

Available for Sale Securities

	December 31, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	5.4%

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	37.6%

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	41.6%
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	84.6%
Equity Securities	2,825,015	218,717	(60,697)	-	2,983,035	15.4%
Short term investments	-	-	-	-	-	0.0%
Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	100.0%

	December 31, 2009

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	23.4%

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	38.3%

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	22.4%
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	84.1%
Equity Securities	1,973,738	224,736	(11,548)	-	2,186,926	14.4%
Short term investments	225,336	-	-	-	225,336	1.5%
Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	100.0%

Held to Maturity Securities

Held to maturity securities at December 31, 2010 consist of U.S. Treasury Securities with an amortized cost of $605,424 and a fair value of $606,398. At December 31, 2009 we did not own any held to maturity securities.

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2010 and 2009 as rated by Standard and Poor’s.

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$1,042,657	6.4%	$3,564,477	27.9%
AAA	4,229,483	25.9%	3,404,461	26.6%
AA	3,698,610	22.6%	2,564,302	20.0%
A	4,770,488	29.2%	2,808,145	22.0%
BBB	2,597,863	15.9%	449,695	3.5%
Total	$16,339,101	100.0%	$12,791,080	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.27%	14.1	3.08%	5.8

Political subdivisions of States,
Territories and Possessions	4.24%	6.9	4.09%	6.0

Corporate and other bonds
Industrial and miscellaneous	5.20%	7.6	5.62%	8.5

Fair Value Consideration

 As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2010 and December 31, 2009, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 4 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2010, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	2,870,728	(86,234)	11	1,119,244	(12,995)	4	3,989,972	(99,229)

Corporate and other
bonds industrial and
miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity
securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)

Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

	December 31, 2009
	Less than 12 months			12 months or more			Total
			No. of			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,715,062	$(23,929)	6	$-	$-	-	$1,715,062	$(23,929)

Political subdivisions of
States, Territories and
Possessions	1,357,203	(12,356)	5	-	-	-	1,357,203	(12,356)

Corporate and other
bonds industrial and
miscellaneous	1,376,516	(25,156)	7	-	-	-	1,376,516	(25,156)

Total fixed-maturity
securities	$4,448,781	$(61,441)	18	$-	$-	-	$4,448,781	$(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	3	$-	$-	-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	5	-	-	-	94,470	(5,984)
Total equity securities	$239,370	$(11,548)	8	$-	$-	-	$239,370	$(11,548)

Total	$4,688,151	$(72,989)	26	$-	$-	-	$4,688,151	$(72,989)

There are 60 securities at December 31, 2010 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There are 26 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. As of December 31, 2010, no such request has been made by us to the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

Notes payable with an outstanding principal balance of $1,450,000 bear interest at the rate of 12.625% and are to mature on July 10, 2011. The noteholders have expressed the desire to amend and extend the notes at maturity, many having invested on these same terms with similar notes beginning in 2003.  As of December 31, 2010 the related party holders represent $785,000 or 54% of the principal amount.  Prior to the scheduled maturity date, our Board of Directors will consider our options, as they have repeatedly done since the original issuance of $3,500,000 of similar notes in 2003. We will attempt to reduce the outstanding principal balance and will offer to extend the due date of the remaining principal for an added period of time, which we anticipate to be from three to five years.  Consideration will also be given to a significant reduction in the interest rate to 9-10%, reflecting our current financial condition as compared to our financial condition when the notes were issued in 2009.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2010	2009

Cash flows provided by (used in):
Operating activities	$3,721,328	$1,199,388
Investing activities	(4,395,388)	(313,057)
Financing activities	375,360	(403,960)
Net (decrease) increase in cash and cash equivalents	(298,700)	482,371
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$326,620	$625,320

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

Net cash provided by financing activities increased as a result of the $1,434,000 decrease in principal payments of long-term debt in 2010 as compared to 2009, offset by a decrease in proceeds from long term debt in 2010. The acquisition of KICO on July 1, 2009 had no effect on our financing activities.

Significant Transactions in 2010

Mandatorily Redeemable Preferred Stock Exchanged for Common Stock

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, our mandatorily redeemable preferred stock has been reported as a liability of $1,299,231 on December 31, 2009. Effective June 30, 2010, we issued 787,409 shares of Common Stock in exchange for 1,299 shares of our outstanding mandatorily redeemable Series E Preferred Stock. The value of the exchanged Series E Preferred Stock was approximately $1,299,231.  The effective price for the exchange was $1.65 per share of Common Stock, which was approximately equal to the fair value of the common stock issued. For the year ended December 31, 2010 and 2009, the preferred dividends of $74,706 and $127,158, respectively have been classified as interest expense.

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

Reinsurance

The following table summarizes each reinsurer that accounted for approximately over 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2010:

			Amount
			Recoverable
	A.M.		as of
($ in thousands)	Best Rating		December 31, 2010%
Maiden Reinsurace Company	A-		$3,670	34.58%
SCOR Reinsurance Company	A		2,103	19.81%
Motors Insurance Corporation	B	++	2,072	19.52%
White Mountain Re	A-		1,284	12.10%
			9,129	86.01%
Others			1,485	13.99%
Total			$10,614	100.00%

Our reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto were renewed as of July 1, 2010. The terms of the renewed treaties follow:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence. Personal umbrella business written is reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by us, except for commercial auto policies, are reinsured under a 75% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss contract which provides $1,750,000 in coverage excess of $250,000 for a total coverage of $2,000,000 per occurrence.

Catastrophe Reinsurance

We obtained $41,000,000 of catastrophe coverage , where we retain $500,000 per occurrence. To determine the amount of catastrophe insurance required, we used accepted industry models that predict the probable maximum loss that we could incur in a 125 year storm.

Our reinsurance program is structured to enable us to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. This structure has enabled us to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

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

As a holding company, we are dependent on the results of operations of Kingstone Insurance Company (“KICO”); there are restrictions on the payment of dividends by KICO.

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company without operations of our own, the principal sources of our funds are dividends and other payments from KICO.  Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.  In connection with the plan of conversion of Commercial Mutual Insurance Company (“CMIC”) into KICO, we have agreed with the New York State Insurance Department that, until July 1, 2011, without the approval of the Insurance Department, no dividend may be paid by KICO to us.

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

The inability to obtain an upgrade to our financial strength rating from A.M. Best, or a downgrade in our rating, may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. KICO is in the process of undergoing its annual review by A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control.  We currently have a Demotech rating of A (Excellent), which qualifies our policies for banks and finance companies.  All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

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

We are exposed to significant financial and capital markets risk which may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period to period.

We are exposed to significant financial and capital markets risk, including changes in interest rates, equity prices, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested.

In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. If significant, continued volatility, changes in interest rates, changes in defaults, a lack of pricing transparency, market liquidity and declines in equity prices, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

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

All of our revenue is currently derived from sources located in the state of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in such state.  Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

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

Our future results may be adversely affected by claims made against an underwriting pool in which KICO was a participant but over which it has no control.

KICO was a member of the New York Mutual Underwriters Pool (the “NYMU”) and is responsible for its proportionate share of losses with respect to accident dates through October 31, 1997.  During 2006 and 2007, the NYMU received a disproportionately large number of lead paint claims (approximately 50) for accident dates prior to October 31, 1997.  KICO’s liability for each claim is $11,667 (assuming full reinsurance recovery).  Since 2007, far fewer lead paint claims have been filed against the NYMU.  We believe that, as of December 31, 2010, KICO is fully reserved for all reported claims and that its provision for IBNR for future claims is adequate (in each case giving effect to the collectability of reinsurance); however, we do not have any control over the claims made against the NYMU.  Accordingly, future results may be adversely affected from losses over which we have no control.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered; KICO’s Chief Executive Officer will be transitioning his duties and responsibilities effective January 1, 2012.

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and John Reiersen, President and Chief Executive Officer of KICO.  The loss of Messrs. Goldstein and/or Reiersen or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations.  As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so.  Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.  KICO and Mr. Reiersen have agreed that, effective January 1, 2012, he will become Executive Vice President of KICO and shall provide, in a part-time capacity, advice and assistance to the President and Chief Executive Officer of KICO, and other management personnel, with regard to the management and operation of KICO.  It is contemplated that Mr. Goldstein will assume the duties and responsibilities of President and Chief Executive Officer of KICO effective January 1, 2012.  Although Mr. Goldstein has served as our President and Chief Executive Officer since 2001, as KICO’s Chairman of the Board and Chairman of the Executive Committee since 2006 and as KICO’s Chief Investment Officer since 2008, he has never served as President and Chief Executive Officer of an insurance company.

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

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations.  Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting.  We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

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

The financial statements required by this Item 7 are included in this Annual Report following Item 15 hereof.  As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

As previously reported in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010, we determined that as of those dates, based on the inclusion of KICO in this evaluation, there were material weaknesses in our internal control over financial reporting. Management had identified significant deficiencies that when aggregated gave rise to a material weakness in the areas of financial reporting and information technology.

During the fourth quarter of 2010, we effectively implemented controls to rectify and mitigate those significant deficiencies, which when aggregated gave rise to the material weaknesses discussed above. These controls have been tested by an independent consulting firm. The independent consulting firm concluded that; based on the favorable test results of such controls, KICO has satisfactorily addressed the issues that caused the material weaknesses. Accordingly, our management believes that these issues have been successfully remediated as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	58	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Victor J. Brodsky	53	Chief Financial Officer and Secretary
John D. Reiersen	68	President and Chief Executive Officer, Kingstone Insurance Company
Michael R. Feinsod	40	Director
Jay M. Haft	75	Director
David A. Lyons	61	Director
Jack D. Seibald	50	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. He served as our Chief Financial Officer from March 2001 to November 2007.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. In August 2008, Mr. Goldstein was appointed Chief Investment Officer of KICO.  He was Treasurer of KICO from March 2010 through September 2010.  Effective July 1, 2009, we acquired a 100% equity interest in KICO.  From April 1997 to December 2004, he served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo.  We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his service as Chairman of the Board of KICO since 2006 and as its Chief Investment Officer since 2008, give him the qualifications and skills to serve as one of our directors.

Victor J. Brodsky

Mr. Brodsky has served as our Chief Financial Officer since August 2009 and as our Secretary since December 2008.  He served as our Chief Accounting Officer from August 2007 through July 2009 and as our Principal Financial Officer for Securities and Exchange Commission (“SEC”) reporting purposes from November 2007 through July 2009.  In addition, Mr. Brodsky has been a director of KICO since February 2008. In September 2010 he was appointed Chief Financial Officer and Treasurer of KICO. Mr. Brodsky also served from May 2008 through March 15, 2010 as Vice President of Financial Reporting and Principal Financial Officer for SEC reporting purposes of Vertical Branding Inc. Mr. Brodsky served as Chief Financial Officer of Vertical Branding from March 1998 through May 2008 and as a director of Vertical Branding from May 2002 through November 2005. He served as its Secretary from November 2005 through May 2008 and from April 2009 to March 15, 2010.  A receiver was appointed for the business of Vertical Branding in February 2010. Prior to joining Vertical Branding, Mr. Brodsky spent 16 years at the CPA firm of Michael & Adest in New York. Mr. Brodsky earned a Bachelor of Business Administration degree from Hofstra University, with a major in accounting, and is a licensed CPA in New York.

John D. Reiersen

Mr. Reiersen has served as President of KICO since 1999 and as its Chief Executive Officer since 2001.  Mr. Reiersen served for 25 years with the New York State Insurance Department ending his tenure there as Chief Examiner in the Property and Casualty Insurance Bureau. At the Insurance Department, he was instrumental in the enactment of numerous statutes and regulations, including the automobile no-fault program, the photo inspection law, the Insurance Information and Enforcement System program and many other cost-containment measures. Mr. Reiersen was also instrumental in the enactment of many rules in the New York Automobile Insurance Plan. He served as President of the Eagle Insurance Group from 1990 to 2000. Mr. Reiersen served as Chairman of the New York Insurance Association has served and continues to serve on many insurance industry association boards and committees. He holds the professional designations of Chartered Property and Casualty Underwriter, Certified Financial Examiner and Certified Insurance Examiner.  Mr. Reiersen is a graduate of Brooklyn College and holds a Bachelor of Science Degree in Accounting.  See Item 7 of this Annual Report – “Factors That May Affect Future Results and Financial Condition” and Item 11 of this Annual Report – “Employment Contracts.”

Michael R. Feinsod
Mr. Feinsod is the Chairman, Chief Executive Officer and President of Ameritrans Capital Corporation, a business development company.  Mr. Feinsod has been an officer of Ameritrans Capital since 2006. He serves as Chairman, Chief Executive Officer and President of Elk Associates Funding Corporation, a Small Business Investment Company and a subsidiary of Ameritrans Capital, and has served as a director of Ameritrans Capital and Elk Associates Funding Corporation since December 2005.  Since January 1999, Mr. Feinsod has been Managing Member of Infinity Capital, LLC, an investment management company.  He served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer.  He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University.  He has served as one of our directors since October 2008.  We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

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

David A. Lyons

Mr. Lyons is currently CEO of NextStep Technology Solutions, LLC, a telecommunications marketing company that is the Exclusive Master Distributor for Samsung Telecommunications America, LLC in the sale of their VoIP product portfolio into the telecommunications network carrier market.  He has served since 2004 as a principal of Den Ventures, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies. From 2002 until 2004, Mr. Lyons served as a managing partner of the Nacio Investment Group, and President of Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.  Mr. Lyons has served as one of our directors since July 2005.  We believe that Mr. Lyons’ executive-level experience, as well as his experience in the areas of business consultation, corporate finance and mergers and acquisitions, and his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jack D. Seibald

Mr. Seibald is a Senior Managing Director of Concept Capital Markets, LLC (“Concept Capital”) and serves Concept Capital in a variety of areas, including business and client development and legal and compliance matters. Mr. Seibald also serves as a member of the Board of Managers of Concept Capital Holdings, LLC, the parent of Concept Capital, of Concept Capital Administration, LLC, which provides administrative services to Concept Capital and its affiliates, and of Concept Capital Fund Services, LLC, which provides fund administration and risk management services to investment managers. Mr. Seibald has been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in equity research, investment management, and prime brokerage services dating back to 1983. From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder he co-managed several pools of funds. He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co in similar positions. Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  Mr. Seibald has served as one of our directors since 2004.  In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others.  FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lyons is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K  Mr. Lyons is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2010.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2010, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Haft filed two Forms 4 late (each reporting one transaction reflecting the acquisition of shares as director fees) and Mr. Goldstein filed a Form 5 in 2011 that reported nine transactions by his retirement trust from September through December 2010 for the purchase of an aggregate of 3,500 shares.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2010 and 2009 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation		All Other Compensation	Total

Barry B. Goldstein	2010	$375,000	$93,325	$384,340	$163,203		$25,415	$1,041,283
Chief Executive					(3)
Officer	2009	$275,000	-	-	$8,658		$15,854	$299,512
					(4	) (6)

Victor J. Brodsky	2010	$205,615	-	-	$4,670		$5,738	$216,023
Chief Financial					(5)
Officer	2009	$208,533	-	$37,865	-		-	$246,398

John D. Reiersen	2010	$294,664	-	-	$38,723		$33,800	$367,187
President, Kingstone					(5)
Insurance Company	2009	$171,000	-	$40,230	$19,612		$5,130	$235,972
		(1)			(4	) (6)
__________
(1)
Represents salary paid by Kingstone Insurance Company (“KICO”) (formerly Commercial Mutual Insurance Company) from July 1, 2009 to December 31, 2009.  Effective July 1, 2009, we acquired 100% of the stock of KICO.

(2)
The amounts reported in this column represent the grant date fair value of the option awards granted during the years ended December 31, 2009 and 2010, calculated in accordance with FASB ASC Topic 718. For a more detailed discussion of the assumptions used in estimating fair value, see Note 16 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements following Item 15 of this Annual Report.

(3)
Represents bonus compensation of $142,000 accrued pursuant to Mr. Goldstein’s employment agreement payable in 2011, and $21,203 accrued pursuant to the KICO employee profit sharing plan payable in 2011.

(4)	Represents amount accrued pursuant to the KICO employee profit sharing plan paid in 2010.
(5)	Represents amount accrued pursuant to the KICO employee profit sharing plan payable in 2011.
(6)	Represents portion of employee profit sharing plan paid by KICO that is allocable to the period from July 1, 2009 to December 31, 2009.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on our net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  On August 25, 2008, we and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to Kingstone Insurance Company) (“KICO”) (formerly known as Commercial Mutual Insurance Company) to fulfill his duties and responsibilities as Chairman of the Board and Chief Investment Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2009, is $157,500 per year.  KICO is a New York property and casualty insurer.  Effective July 1, 2009, we acquired 100% of the stock of KICO.  Pursuant to an amendment entered into with Mr. Goldstein as of March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, we issued to Mr. Goldstein 50,000 shares of common stock and we granted to him a five year option for the purchase of 188,865 shares of common stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, we increased the number of shares authorized to be issued pursuant to our 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval, which was obtained in June 2010.  Pursuant to the 2010 Amendment, we also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.

Mr. Reiersen is employed as President and Chief Executive Officer of KICO pursuant to an employment agreement, dated September 13, 2006, as amended (the “Reiersen Employment Agreement”).  Pursuant to the Reiersen Employment Agreement, Mr. Reiersen is currently entitled to receive an annual base salary of approximately $269,000.  Effective February 28, 2011, pursuant to an amendment to the Reiersen Employment Agreement, the term was extended from December 31, 2011 to December 31, 2014 and, effective January 1, 2012, Mr. Reiersen shall serve as Executive Vice President of KICO.  Pursuant to the amendment, in the capacity of Executive Vice President, Mr. Reiersen shall report to the President and Chief Executive Officer of KICO and shall provide advice and assistance to the President and Chief Executive Officer of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO.  Pursuant to the amendment, effective January 1, 2012, it is anticipated that Mr. Reiersen will provide approximately 500 hours of services per year on behalf of KICO and his minimum annual salary will be $100,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	130,000	-		$2.06	10/16/12
	47,216	141,649	(1)	$2.50	03/24/15
Victor J. Brodsky	10,000	10,000	(2)	$2.35	07/30/14
John D. Reiersen	5,000	15,000	(3)	$2.35	07/30/14

_____________________
(1) Such options are exercisable to the extent of 47,216 shares effective as of March 24, 2011 and March 24, 2012 and 47,217 shares effective as of March 24, 2013.

(2) Such options are exercisable to the extent of 5,000 shares effective as of July 30, 2011 and July 30, 2012.

(3) Such options are exercisable to the extent of 5,000 shares effective as of July 30, 2011, July 30, 2012 and July 30, 2013.

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

Pursuant to the Reiersen Employment Agreement, in the event of the termination of Mr. Reiersen’s employment with KICO prior to January 1, 2012, he would be entitled to a severance payment from KICO equal to one-half of his then annual salary.  In the event of the termination of Mr. Reiersen’s employment with KICO on or after January 1, 2012, he would be entitled to severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$19,000	$7,502	-	$26,502

Jay M. Haft	$18,150	$6,877	-	$25,027

David A. Lyons	$22,050	$7,502	-	$29,552

Jack D. Seibald	$25,500	$8,126	-	$33,626

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$20,000 per annum (including $5,000 per annum for service as a director of KICO)
•	up to additional $5,000 per annum for committee chair (and $1,500 per annum for KICO committee chair)
•	$350 per Board meeting attended ($175 if telephonic)
•	$200 per committee meeting attended ($100 if telephonic)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 18, 2011 regarding the beneficial ownership of our common shares by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 1154 Broadway Hewlett, New York	985,981 (1)(2)	24.2%

Michael R. Feinsod c/o Infinity Capital 50 Jericho Quadrangle Jericho, New York	499,490 (1)(3)	13.0%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	311,147 (1)(4)	8.1%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	171,697 (1)(5)	4.5%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	16,660 (1)	*

Victor J. Brodsky 1154 Broadway Hewlett, New York	10,000 (1)(6)	*

John D. Reiersen 15 Joys Lane Kingston, New York	9,600 (1)(7)	*

All executive officers and directors as a group (7 persons)	2,004,575 (1)(2)(3)(4)(5)(6)(7)	49.2%

__________
*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 19,100 shares held in retirement trusts for the benefit of Mr. Goldstein and (ii) 224,432 shares issuable upon the exercise of options that are exercisable currently or within 60 days. Excludes shares owned by members of Mr. Goldstein’s family. Mr. Goldstein disclaims beneficial ownership of the shares owned by such family members.

(3)
Includes 487,495 shares owned by Infinity Capital Partners, L.P. (“Partners”). Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners. Pursuant to the Schedule 13D filed under the Securities Exchange Act of 1934, as amended, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares. Also includes 5,000 shares held in a retirement trust for the benefit of Mr. Feinsod.

(4)
Includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald, (ii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”) and (iii) 174,824 shares held in a retirement trust for the benefit of Mr. Seibald. Mr. Seibald has voting and dispositive power over the shares owned by Boxwood.

(5)	Includes 3,076 shares held in a retirement trust for the benefit of Mr. Haft.

(6)	Represents shares issuable upon the exercise of currently exercisable options.

(7)	Includes 5,000 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	393,865	$2.24	153,635
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	,393,865	$2.24	153,635

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In September 2007, Kidstone LLC (“Kidstone”) purchased from a debtholder a note in the approximate principal amount of $115,000 and a warrant for the purchase of 7,500 shares.  Mr. Goldstein, Steven Shapiro, a director of our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), and a family member of Sam Yedid, a director of KICO, are the members of Kidstone.   In connection with the purchase, the maturity date of the debt and the expiration date of the warrant were extended as discussed above.

The warrants expired on September 30, 2008.

In May 2009, three of the holders of the debt (the “Exchanging Holders”) exchanged an aggregate of approximately $519,000 of note principal for Series E preferred shares having an aggregate redemption amount equal to such aggregate principal amount of notes.  The Series E preferred shares had rights and preferences as discussed below under “Exchange of Preferred Stock”. Concurrently, we paid approximately $50,000 to the three holders, which amount represented all accrued and unpaid interest and incentive payments through the date of exchange.  As part of the transaction, the Seibald Retirement Trust exchanged its note in the approximate principal amount of $288,000 for Series E preferred shares.  In addition, Kidstone exchanged its note in the approximate principal amount of $115,000 for Series E preferred shares.

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

Effective June 30, 2010, the Exchanging Holders exchanged their Series E preferred shares for our common shares.  The effective price for the exchange was $1.65 per share.  Pursuant to the exchange, the Seibald Retirement Trust received 174,824 common shares.  In addition, pursuant to the Kidstone exchange, Messrs. Goldstein and Shapiro and the family member of Mr. Yedid received 23,309, 23,310 and 23, 310 common shares, respectively.

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

Exchange of Preferred Stock

AIA

Effective March 23, 2007, the outside mandatory redemption date for the preferred shares held by AIA Acquisition Corp. (“AIA Corp.”) was extended from April 30, 2007 to April 30, 2008 through the issuance of Series B preferred shares in exchange for an equal number of Series A preferred shares held by AIA Corp.

Effective April 16, 2008, the outside mandatory redemption date for the preferred shares held by AIA Corp. was further extended to April 30, 2009 through the issuance of Series C preferred shares in exchange for an equal number of Series B preferred shares held by AIA Corp.  In addition, the Series C preferred shares provided for dividends at the rate of 10% per annum (as compared to 5% per annum for the Series B preferred shares).

Effective August 23, 2008, the outside mandatory redemption date for the preferred shares held by AIA Corp. was further extended to July 31, 2009 through the issuance of Series D preferred shares in exchange for an equal number of Series C preferred shares held by AIA Corp.

Effective May 12, 2009, the outside mandatory redemption date for the preferred shares held by AIA Corp. was further extended to July 31, 2011 through the issuance of Series E preferred shares in exchange for an equal number of Series D preferred shares held by AIA Corp.  In addition, the Series E preferred shares provide for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D preferred shares) and a conversion price of $2.00 per share (as compared to $2.50 per share for the Series D preferred shares).  Further, the two series differ in that our obligation to redeem the Series E preferred shares is not accelerated based upon a sale of substantially all of our assets or certain of our subsidiaries (as compared to the Series D preferred shares which provided for such acceleration) and our obligation to redeem the Series E preferred shares is not secured by the pledge of the outstanding stock of our subsidiary, AIA-DCAP Corp. (as compared to the Series D preferred shares which provided for such pledge).

Following the June 2010 transfer of the Series E preferred shares from AIA Corp. to AIA Partners, LLC (“AIA Partners”), effective June 30, 2010, AIA Partners exchanged its Series E preferred shares for our common shares at a price of $1.65 per share. Members of Mr. Goldstein’s family, Steven Shapiro, a director of KICO, and members of the family of Sam Yedid, a director of KICO, are principal stockholders of AIA and principal members of AIA Partners.

Other

Reference is made to “2003 Debt Financing” for a discussion of an issuance in May 2009 of Series E preferred shares in exchange for promissory notes held by the Seibald Retirement Trust and Kidstone and the exchange of such preferred shares for our common shares.

Sale of Franchise Operations

In May 2009, we sold all of the outstanding stock of the subsidiaries that operated our DCAP franchise business to Stuart Greenvald and Abraham Weinzimer.  The purchase price for the stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable to the extent of $50,000 on May 15, 2009 (which has been paid), $50,000 on May 1, 2010 (which has been paid) and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  Mr. Greenvald is the son-in-law of Morton L. Certilman, who was one of our principal stockholders at the time of the sale.

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

A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay M. Haft, one of our principal stockholders and directors, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, one of our principal stockholders and directors, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $220,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Between January 2010 and March 2010, we borrowed an additional $400,000 under the same terms as provided for in the 2009 Notes, of which $150,000 was borrowed from Mr. Goldstein’s retirement account and $50,000 was borrowed from members of Mr. Yedid’s family.

Relationship

Certilman Balin Adler & Hyman, LLP, a law firm with which Morton L. Certilman is affiliated, serves as our counsel.  Until June 30, 2010, Mr. Certilman was one of our principal stockholders.  It is presently anticipated that such firm will continue to represent us and will receive fees for its services at rates and in amounts not greater than would be paid to unrelated law firms performing similar services.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Michael R. Feinsod, Jay M. Haft, David A. Lyons and Jack D. Seibald.  Each of Messrs. Feinsod, Haft, Lyons and Seibald is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards at The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Lyons, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Feinsod, Haft, Lyons and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Haft and Lyons, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by EisnerAmper LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2010 and by our former independent auditors, Amper Politziner & Mattia, LLP and Holtz Rubenstein Reminick LLP, for professional services rendered for the fiscal years ended December 31, 2010 and 2009. On August 16, 2010 Amper Politziner & Mattia, LLP combined its practice with Eisner LLP and the combined practice operates under the name of EisnerAmper LLP.

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees(1)	$185,875	$165,650
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	110,316
	$185,875	$275,966

__________

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.  During 2009, we incurred audit fees with Holtz Rubenstein Reminick LLP in the amount of $22,000. During 2010 and 2009, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $54,368 and $143,650, respectively.  During 2010 and 2009, we incurred audit fees with EisnerAmper LLP in the amount of $131,507 and $0, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)
All Other Fees consist of aggregate fees billed for products and services provided by our independent auditors, other than those disclosed above. During the fiscal year ended December 31, 2009, $102,120 of fees were paid to Amper, Politziner, & Mattia, LLP, relating to the audit of CMIC’s pre-acquisition financial statements as of December 31, 2007 and 2008 and for the years then ended, review of CMIC’s interim financial statements as of June 30, 2009 and for six months ended June 30, 2008 and 2009 and other general accounting services. During the fiscal year ended December 31, 2009, $8,196 of fees were paid to Holtz Rubenstein Reminick LLP.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2(a)	Amended and Restated Purchase and Sale Agreement, dated as of February 1, 2008, by and among Premium Financing Specialists, Inc., Payments Inc. and DCAP Group, Inc. (1)

2(b)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc. (2)

2(c)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc. (3)

2(d)	Stock Purchase Agreement, dated as of June 30, 2009, by and between Barry Lefkowitz and Blast Acquisition Corp. (4)

3(a)	Restated Certificate of Incorporation (5)

3(b)	Certificate of Amendment of Certificate of Incorporation with regard to name change (6)

3(c)	Certificate of Designations of Series A Preferred Stock (7)

3(d)	Certificate of Designations of Series B Preferred Stock (8)

3(e)	Certificate of Designations of Series C Preferred Stock (9)

3(f)	Certificate of Designations of Series D Preferred Stock (10)

3(g)	Certificate of Designations of Series E Preferred Stock (11)

3(h)	By-laws, as amended (12)

10(a)	1998 Stock Option Plan, as amended (13)

10(b)	2005 Equity Participation Plan (14)

10(c)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (15)

10(d)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (10)

10(e)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (16)

10(f)	Employment Contract, effective on July 1, 2008, between Commercial Mutual Insurance Company and Barry B. Goldstein (17)

10(g)	Stock Option Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (15)

10(h)	Form of Promissory Note issued in June 2009 and due July 10, 2011 (18)

10(i)	Form of Promissory Note issued in September 2009 and due July 10, 2011 (applicable to Promissory Notes issued in December 2009 and January 2010) (19)

10(j)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (17)

10(k)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006 (17)

10(l)
Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006, and Amendment No. 1, dated as of January 25, 2008 (17)

10(m)
Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen, dated as of September 13, 2006, as amended (20)

10(n)	Stock Option Agreement, dated as of March 24, 2010, between Kingstone Companies, Inc. and Barry B. Goldstein (16)

10(o)	Form of Exchange Agreement, dated as of June 30, 2010, between Kingstone Companies, Inc. and the holders of Series E Preferred Stock (21)

14	Code of Ethics (22)

21	Subsidiaries

23.1	Consent of EisnerAmper LLP

23.2	Consent of Amper, Politziner & Mattia, LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 1, 2008 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 6, 2009 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 30, 2009 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 28, 2003 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(14)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(15)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(16)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(17)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(18)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 22, 2009 and incorporated herein by reference.

(19)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated September 16, 2009 and incorporated herein by reference.

(20)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(21)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.

(22)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010 and 2009	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-7 – F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Kingstone Companies, Inc. and Subsidiaries
Hewlett, NY

We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  EisnerAmper LLP

Edison, New Jersey
March 31, 2011

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

/s/  Amper, Politziner & Mattia, LLP

Edison, New Jersey
April 7, 2010

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Decemember 31,	2010	2009

Assets
Short term investments	$-	$225,336
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $606,398)	605,424	-
Fixed-maturity securities, available for sale, at fair value (amortized cost of $16,277,052
at December 31, 2010 and $12,676,867 at December 31, 2009)	16,339,101	12,791,080
Equity securities, available-for-sale, at fair value (cost of $2,825,015
at Decemeber 31, 2010 and $1,973,738 at December 31, 2009)	2,983,035	2,186,926
Total investments	19,927,560	15,203,342
Cash and cash equivalents	326,620	625,320
Premiums receivable, net of provision for uncollectible amounts	5,001,886	4,479,363
Receivables - reinsurance contracts	1,174,729	564,408
Reinsurance receivables, net of provision for uncollectible amounts	20,720,194	20,849,621
Notes receivable-sale of business	705,019	1,119,365
Deferred acquisition costs	3,619,001	2,917,984
Intangible assets, net	4,136,386	4,612,100
Property and equipment, net of accumulated depreciation	1,585,029	1,659,015
Other assets	1,486,249	613,235
Total assets	$58,682,673	$52,643,753

Liabilities
Loss and loss adjustment expenses	$17,711,907	$16,513,318
Unearned premiums	17,277,332	14,088,187
Advance premiums	410,574	411,676
Reinsurance balances payable	1,106,897	1,918,169
Deferred ceding commission revenue	3,219,513	3,298,245
Notes payable (includes payable to related parties of $785,000 at December 31, 2010
and $585,000 at December 31, 2009)	1,460,997	1,085,637
Accounts payable, accrued expenses and other liabilities	2,553,031	2,446,558
Deferred income taxes	1,998,557	1,173,256
Mandatorily redeemable preferred stock	-	1,299,231
Liabilities of discontinued operations	-	26,000
Total liabilities	45,738,808	42,260,277

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares at
December 31, 2010 and 3,804,536 shares at December 31, 2009; outstanding 3,838,386
shares at December 31, 2010 and 2,988,511 shares at December 31, 2009	46,432	38,046
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,633,913	12,051,332
Accumulated other comprehensive income	145,247	216,086
Retained earnings (deficit)	281,531	(701,606)
	14,107,123	11,603,858
Treasury stock, at cost, 804,736 shares at December 31, 2010 and 816,025 shares
at December 31, 2009	(1,163,258)	(1,220,382)
Total stockholders' equity	12,943,865	10,383,476

Total liabilities and stockholders' equity	$58,682,673	$52,643,753

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
Years ended December31,	2010	2009

Revenues
Net premiums earned	$11,135,635	$4,526,341
Ceding commission revenue	8,583,146	2,939,143
Net investment income	617,119	225,676
Net realized gain (loss) on investments	349,415	(30,628)
Other income	910,616	730,305
Total revenues	21,595,931	8,390,837

Expenses
Loss and loss adjustment expenses	6,425,585	2,035,471
Commission expense	5,057,409	2,233,399
Other underwriting expenses	5,778,845	2,367,535
Other operating expenses	1,610,057	1,182,047
Acquisition transaction costs	-	210,430
Depreciation and amortization	615,277	269,092
Interest expense	184,674	184,217
Interest expense - mandatorily redeemable preferred stock	74,706	127,158
Total expenses	19,746,553	8,609,349

Income (loss) from operations	1,849,378	(218,512)
Gain on acquistion of Kingstone Insurance Company	-	5,177,851
Interest income-CMIC note receivable	-	60,757
Income from continuing operations before taxes	1,849,378	5,020,096
Income tax expense (benefit)	767,434	(66,804)
Income from continuing operations	1,081,944	5,086,900
Loss from discontinued operations, net of taxes	(98,807)	(266,058)
Net income	983,137	4,820,842

Gross unrealized investment holding (loses) gains
arising during period	(107,332)	327,402
Income tax expense (benefit) related to items of
other comprehensive income	36,493	(111,316)
Comprehensive income	$912,298	$5,036,928

Basic and diluted earnings per common share:
Income from continuing operations	$0.32	$1.71
Loss from discontinued operations	$(0.03)	$(0.09)
Income per common share	$0.29	$1.62

Weighted average common shares outstanding
Basic	3,429,828	2,975,668
Diluted	3,429,828	2,975,668

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2010 and 2009

						Accumulated
					Capital	Other	Retained
	Common Stock		Preferred Stock		in Excess	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2008	3,788,771	$37,888	-	$-	$11,962,512	$-	$(5,522,448)	816,025	$(1,220,382)	$5,257,570
Stock-based payments	15,765	158	-	-	88,820	-	-	-	-	88,978
Net income	-	-	-	-	-		4,820,842	-	-	4,820,842
Net unrealized gains on securities										-
available for sale, net of income tax	-	-	-	-	-	216,086	-	-	-	216,086
Balance, December 31, 2009	3,804,536	38,046	-	-	12,051,332	216,086	(701,606)	816,025	(1,220,382)	10,383,476
Stock-based payments	62,466	624	-	-	348,236	-	-	-	-	348,860
Mandatorily redeemable preferred stock
exchanged for restricted common stock	787,409	7,874	-	-	1,291,357	-	-	-	-	1,299,231
Retirement of treasury stock	(11,289)	(112)			(57,012)			(11,289)	57,124	-
Net income	-	-	-	-	-	-	983,137	-	-	983,137
Net unrealized losses on securities
available for sale, net of income tax	-	-	-	-	-	(70,839)	-	-	-	(70,839)
Balance, December 31, 2010	4,643,122	$46,432	-	$-	$13,633,913	$145,247	$281,531	804,736	$(1,163,258)	$12,943,865

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31,	2010	2009

Cash flows provided by operating activities:
Net income	$983,137	$4,820,842
Adjustments to reconcile net income to net cash provided by operations:
Gain on acquisition of Kingstone Insurance Company	-	(5,177,851)
Gain on sale of investments	(349,415)	(215,523)
Other-than -temporary-impairment loss on investments	-	49,612
Loss on sale of fixed assets	-	49,325
Depreciation and amortization	615,277	269,092
Amortization of bond premium, net	76,591	28,976
Stock-based payments	348,860	88,978
Deferred income taxes	724,794	(294,114)
(Increase) decrease in assets:
Short term investments	225,336	536,790
Premiums receivable, net	(522,523)	276,785
Receivables - reinsurance contracts	(610,321)	573,424
Reinsurance receivables, net	129,427	(900,422)
Deferred acquisition costs	(701,017)	(252,182)
Other assets	(912,919)	90,127
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	1,198,589	82,127
Unearned premiums	3,189,145	208,813
Advance premiums	(1,102)	73,622
Reinsurance balances payable	(811,272)	(87,421)
Deferred ceding commission revenue	(78,732)	597,869
Accounts payable, accrued expenses and other liabilities	106,473	316,994
Net cash provided by operating activities of continuing operations	3,610,328	1,135,863
Operating activities of discontinued operations	111,000	63,525
Net cash flows provided by operating activities	3,721,328	1,199,388

Cash flows used in investing activities:
Purchase - fixed-maturity securities held to maturity	(605,424)	(6,073,817)
Purchase - fixed-maturity securities available for sale	(7,073,124)	-
Purchase - equity securities	(2,740,799)	(1,574,283)
Sale or maturity - fixed-maturity securities available for sale	3,575,293	2,735,777
Sale - equity securities	2,099,897	1,533,552
Cash acquired in acquisition	-	1,327,057
Increase in notes receivable and accrued interest - Sale of businesses	-	(127,912)
Collections of notes receivable and accrued interest - Sale of businesses	414,346	56,120
Other investing activities	(65,577)	(59,179)
Net cash (used in) provided by investing activities of continuing operations	(4,395,388)	(2,182,685)
Investing activities of discontinued operations	-	1,869,628
Net cash flows used in investing activities	(4,395,388)	(313,057)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010
and $370,000 in 2009)	400,000	1,050,000
Principal payments on long-term debt	(24,640)	(1,453,960)
Net cash provided by (used in) financing activities of continuing operations	375,360	(403,960)
Financing activities of discontinued operations	-	-
Net cash flows provided by (used in) financing activities	375,360	(403,960)

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31,	2010	2009

(Decrease) increase in cash and cash equivalents	$(298,700)	$482,371
Cash and cash equivalents, beginning of period	625,320	142,949
Cash and cash equivalents, end of period	$326,620	$625,320

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,227,296	$121,437
Cash paid for interest	$138,833	$369,750

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	$1,299,231	$-
Exchange of notes receivable as consideration paid for acquisition of
Kingstone Insurance Company	$-	$5,996,461
Notes receivable issued in connection with sale of business	$-	$1,047,573
Notes payable exchanged for mandatorily redeemable preferred stock	$-	$519,231

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Effective July 1, 2009, Kingstone, through its subsidiary KICO, offers property and casualty insurance products to small businesses and individuals in New York State. The effect of the KICO acquisition is only included in the Company’s results of operations and cash flows for the period from July 1, 2009 (the KICO acquisition date) through December 31, 2010. Accordingly, only the disclosures for the year ended December 31, 2010 will include KICO for the entire period. For the year ended December 31, 2009, KICO is included for only six months. As a result, disclosures for the years ended December 31, 2010 and 2009 are not comparable.

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

Until May 2009, the Company operated a DCAP franchise business.  Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated such DCAP franchise business (see Note 23).  As a result of the sale, for the year ended December 31, 2009, the franchise business has been presented as discontinued operations and prior periods have been restated.

Note 2 – Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassification

The Company has reclassified certain amounts in its 2009 statement of operations and comprehensive income to conform to the 2010 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries acquired on July 1, 2009 include KICO and its subsidiaries, CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All significant inter-company transactions have been eliminated in consolidation.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and LAE incurred as presented in the consolidated statement of operations and comprehensive income are net of reinsurance recoveries.

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The allowance for uncollectible reinsurance as of December 31, 2010 and 2009 was approximately $103,000 and $146,000. The Company expensed approximately $91,000 and $-0- of uncollectible reinsurance for the years ended December 31, 2010 and 2009. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions through December 31, 2013 at which time the insured limit is scheduled to revert back to $100,000. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed (see Note 4).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Investments

The Company accounts for its investments in accordance with GAAP guidance for investments in debt and equity securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities.

In accordance with this guidance, the Company has classified its fixed-maturity securities as either held to maturity or available-for-sale and its equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method and recognized in the statement of operations and comprehensive income.

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

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $64,000 and $69,000 as of December 31, 2010 and 2009, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $66,000 and $43,000 were written off for the years ended December 31, 2010 and 2009, respectively

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Deferred Acquisition Costs

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized and are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2010 and 2009.

Property and Equipment

Building and building improvements, furniture, leasehold improvements, computer equipment, and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, computer software, automobile, furniture and other equipment is three years, and building and building improvements is 39 years.

The fair value of the Company’s real estate assets was based on an appraisal dated August 31, 2009. The Company believes that no significant negative market changes have occurred since the date of the appraisal. The fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company  files a consolidated tax return with KICO for periods commencing July 1, 2009 (date of KICO acquisition). The Company adopted the relevant provisions of GAAP concerning uncertainties in income taxes on January 1, 2007. At the adoption date and through December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the Investment Committee which employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents and investments. At December 31, 2010, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base, which is largely concentrated in the New York City area. To reduce credit risk, the Company obtains customer credit reports before it underwrites a policy. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Gross premiums earned from lines of business that subject the Company to concentration risk for the year ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
	2010	2009 *
Personal Lines	65.3%	66.5%
Commercial Automobile	20.8%	23.6%
Total premiums earned subject to concentration	86.1%	90.1%
Premiums earned not subject to concentration	13.9%	9.9%
Total premiums earned	100.0%	100.0%

* Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of several years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income are advertising costs approximating $41,000 and $26,000 for the years ended December 31, 2010 and 2009, respectively.

Share-based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with guidance established by GAAP. Stock option compensation expense in 2010 and 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.

Recent Accounting Pronouncements

Accounting guidance adopted in 2010

In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of December 31, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

In October 2010, the Emerging Issues Task Force of the FASB reached a final consensus-for-exposure to specify which costs incurred in the acquisition of new and renewal contracts should be capitalized. That definition would not include, for example, any costs incurred in the acquisition of new or renewal contracts related to unsuccessful contract acquisitions. This guidance will be effective for fiscal periods beginning after December 15, 2011 and allows, but does not require, retrospective application. The Company does expect the adoption of this guidance to have a material effect on its results of operations.

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

* The Company accounted for this transaction under GAAP guidance related to business combinations that became effective in 2009 (See Note 2, Accounting Policies, Recent Accounting Pronouncements). Under this guidance, when a transaction meets the criteria of a “bargain purchase” goodwill is not recognized. Accordingly, the fair value of KICO at acquisition only includes identifiable assets.

KICO offers property and casualty insurance products to small businesses and individuals in New York State. KICO’s subsidiaries include CMIC Properties and 15 Joys Lane, which owns the land and building from which KICO operates.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The fair values of separately identifiable intangibles and fixed assets were based on independent appraisals. The aggregate purchase price of $5,996,461 was less than the $11,174,312 fair value of KICO’s net assets acquired, resulting in a bargain purchase of $5,177,851. The purchase price was determined in CMIC’s plan of conversion, which was equal to the current value of the surplus notes and accrued interest on the effective date of conversion. Transaction costs related to the acquisition were expensed as incurred. Transaction costs for the years ended December 31, 2010 and 2009 were $-0- and $210,430, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

For the year ended December 31, 2009, the Company included total revenues and net income for KICO from the acquisition date of July 1, 2009 through December 31, 2009 in its consolidated statement of operations as follows:

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
Loss and Loss Adjustment Expense Reserves Acquired

Loss and Loss Adjustment Expense Reserves Acquired were valued at fair value which approximated carrying value.

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

Pro Forma Results of Operations

Selected unaudited pro forma results of operations for the year ended December 31, 2009 assuming the KICO acquisition had occurred as of January 1, 2009, are set forth below (unaudited):

Total revenue	$13,280,878
Income from continuing operations	$757,545
Net income (loss)	$517,222

Basic and diluted earnings (loss) per common share:
Income from continuing operations	$0.25
Net income (loss)	$0.17

Basic and diluted weighted average common shares outstanding	2,974,349

Note:
The Company excluded certain one-time charges from the pro forma results including, (i) transaction costs of $240,016 related to the acquisition of KICO, and (ii) Kingstone’s gain of $5,177,851 related to the acquisition of KICO.

Note 4 - Investments

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of December 31, 2010 and 2009 are summarized as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$1,000,572	$42,085	$-	$-	$1,042,657	$42,085

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	(19,438)

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	39,402
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	62,049

Equity Securities:
Preferred stocks	824,569	29,934	(6,333)	-	848,170	23,601
Common stocks	2,000,446	188,783	(54,364)	-	2,134,865	134,419
Total equity securities	2,825,015	218,717	(60,697)	-	2,983,035	158,020

Short term investments	-	-	-	-	-	-

Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	$220,069

	December 31, 2009
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost (a)	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (b)	$3,549,616	$38,790	$(23,929)	$-	$3,564,477	$14,861

Political subdivisions of States,
Territories and Possessions	5,751,979	82,480	(12,356)	-	5,822,103	70,124

Corporate and other bonds
Industrial and miscellaneous	3,375,272	54,384	(25,156)	-	3,404,500	29,228
Total fixed-maturity securities	12,676,867	175,654	(61,441)	-	12,791,080	114,213

Equity Securities:
Preferred stocks	716,903	33,661	(5,564)	-	745,000	28,097
Common stocks	1,256,835	191,075	(5,984)	-	1,441,926	185,091
Total equity securities	1,973,738	224,736	(11,548)	-	2,186,926	213,188

Short term investments	225,336	-	-	-	225,336	-

Total	$14,875,941	$400,390	$(72,989)	$-	$15,203,342	$327,401

(a) The cost or amortized cost of securities acquired in the KICO acquisition are equal to their fair value as of the July 1, 2009 acquisition date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

(b) Includes U. S. Treasury securities with fair values at December 31, 2010 and 2009 of $-0- and $608,327, respectively, held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities by contractual maturity as of December 31, 2010 and 2009 is shown below:

	December 31, 2010		December 31, 2009
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$263,098	$253,385	$1,190,319	$1,176,050
One to five years	6,868,952	6,997,694	5,202,936	5,260,443
Five to ten years	7,132,079	7,118,405	4,945,787	4,986,236
More than 10 years	2,012,923	1,969,617	1,337,825	1,368,351
Total	$16,277,052	$16,339,101	$12,676,867	$12,791,080

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of December 31, 2010 are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	$974

All held to maturity securities are held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years. There were no held to maturity securities as of December 31, 2009.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended
	December 31,
	2010	2009	*

Income
Fixed-maturity securities	$548,876	$214,499
Equity securities	150,331	45,552
Cash and cash equivalents	5,368	25,654
Other	13,789	7,231
Total	718,364	292,936
Expenses
Investment expenses	101,245	67,260
Net investment income	$617,119	$225,676

 * Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Proceeds from the sale and maturity of fixed-maturity securities were $3,575,293 and $2,735,777 for the year ended December 31, 2010 and for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, respectively.

Proceeds from the sale of equity securities were $2,099,897 and $1,533,552 for the year ended December 31, 2010 and for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2010	2009 *

Fixed-maturity securities
Gross realized gains	$179,161	$110,357
Gross realized losses	(40,320)	(4,799)
	138,841	105,558

Equity securities
Gross realized gains	243,299	109,965
Gross realized losses	(32,725)	-
	210,574	109,965

Other-than-temporary impairment losses
Fixed-maturity securities	-	(246,151)
Equity securities	-	-
	-	(246,151)

Cash and short term investments	-	-

Net realized gains (losses)	$349,415	$(30,628)

 * Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

OTTI losses are recorded in the consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $496,000 had failed. As of December 31, 2009, account balances at the failed bank consisted of a $100,000 certificate of deposit and a money market account with a balance of $396,151. For the year ended December 31, 2009, the loss in excess of FDIC insured limits was $246,151. Accordingly, the Company recorded OTTI of $246,151 for the year ended December 31, 2009, of which $49,612 was allocated to short term investments and $196,539 was allocated to cash. The Company determined there was no OTTI for its portfolio of fixed maturity investments and equity securities for the years ended December 31, 2010 and 2009.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2010 and 2009 as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	2,870,728	(86,234)	11	1,119,244	(12,995)	4	3,989,972	(99,229)

Corporate and other
bonds industrial and
miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity
securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)

Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2009
	Less than 12 months			12 months or more			Total
			No. of			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,715,062	$(23,929)	6	$-	$-	-	$1,715,062	$(23,929)

Political subdivisions of
States, Territories and
Possessions	1,357,203	(12,356)	5	-	-	-	1,357,203	(12,356)

Corporate and other
bonds industrial and
miscellaneous	1,376,516	(25,156)	7	-	-	-	1,376,516	(25,156)

Total fixed-maturity
securities	$4,448,781	$(61,441)	18	$-	$-	-	$4,448,781	$(61,441)

Equity Securities:
Preferred stocks	$144,900	$(5,564)	3	$-	$-	-	$144,900	$(5,564)
Common stocks	94,470	(5,984)	5	-	-	-	94,470	(5,984)
Total equity securities	$239,370	$(11,548)	8	$-	$-	-	$239,370	$(11,548)

Total	$4,688,151	$(72,989)	26	$-	$-	-	$4,688,151	$(72,989)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

There are 26 securities at December 31, 2010 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments , see Note 4. “Investments” in the audited consolidated financial statements included elsewhere in this

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
The Company’s investments are allocated among pricing input levels at December 31, 2010 and 2009 as follows:

	December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,043	$-	$-	$1,043

Political subdivisions of
States, Territories and
Possessions	5,351	1,908	-	7,259

Corporate and
other bonds	8,037	-	-	8,037

Total fixed maturities	14,431	1,908	-	16,339
Equity investments	2,983	-	-	2,983
Short term investments	-	-	-	-
Total investments	$17,414	$1,908	$-	$19,322

	December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,564	$-	$-	$3,564

Political subdivisions of
States, Territories and
Possessions	4,357	1,465	-	5,822

Corporate and
other bonds	3,405	-	-	3,405

Total fixed maturities	11,326	1,465	-	12,791
Equity investments	2,187	-	-	2,187
Short term investments	225	-	-	225
Total investments	$13,738	$1,465	$-	$15,203

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

Equity and fixed income investments:  Fair value disclosures for investments are included in “Note 4 - Investments.”

Cash, cash equivalents and short-term investments: The carrying values of cash and cash equivalents, and short-term investments approximate their fair values because of the short maturity of these investments.

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

Real Estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal dated August 31, 2009. The appraisal was prepared using the sales comparison approach.

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

The estimated fair values of our financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity investments held to maturity	$605,424	$606,398	$-	$-
Cash, cash equivalents, and short-term investments	326,620	326,620	850,656	850,656
Premiums receivable	5,157,147	5,157,147	4,479,363	4,479,363
Receivables - reinsurance contracts	1,164,944	1,164,944	564,408	564,408
Reinsurance receivables	20,529,349	20,529,349	20,849,621	20,849,621
Notes receivable-sale of business	705,019	705,019	1,119,365	1,119,365
Real estate, net of
accumulated depreciation	1,437,787	1,510,000	1,490,926	1,510,000
Reinsurance balances payable	1,106,897	1,106,897	1,918,169	1,918,169
Notes payable (including related parties)	1,460,997	1,460,997	1,085,637	1,085,637
Mandatorily redeemable preferred stock (including related parties)	-	-	1,299,231	1,299,231

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Note 7 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 7.9 years as of December 31, 2010.

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

The components of intangible assets are summarized as follows:

		December 31, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	510,000	2,890,000	3,400,000	170,000	3,230,000
Assembled workforce	7	950,000	203,614	746,386	950,000	67,900	882,100
Total		$4,850,000	$713,614	$4,136,386	$4,850,000	$237,900	$4,612,100

For the year ended December 31, 2010 and during the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, the Company recorded amortization expense, related to intangibles, of $475,714 and $237,900, respectively. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2011	$475,714
2012	475,714
2013	475,714
2014	475,714
2015	475,714
thereafter	1,257,816
$3,636,386

Note 8 - Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto were renewed as of July 1, 2010. The treaties are renewed annually, the terms of which are as follows:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence. Personal umbrella business written is reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 75% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 in coverage excess of the $700,000 for a total coverage of $2,200,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss contract which provides $1,750,000 in coverage excess of $250,000 for a total coverage of $2,000,000 per occurrence.

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

Approximate reinsurance recoverables by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total
December 31, 2010
Maiden Reinsurace Company	$3,521	$149	$3,670
SCOR Reinsurance Company	2,027	76	2,103
Motors Insurance Corporation	1,943	129	2,072
White Mountain Re (formerly Folksamerica Reinsurance Company)	1,284	-	1,284
Others	1,656	209	1,865
Total	$10,431	$563	$10,994

December 31, 2009
Motors Insurance Corporation	$4,597	$554	$5,151
SCOR Reinsurance Company	1,322	122	1,444
White Mountain Re (formerly Folksamerica Reinsurance Company)	1,033	33	1,066
Others	3,560	492	4,052
Total	$10,512	$1,201	$11,713

To reduce the Company’s credit exposure to reinsurance, the net ceded recoverable balances due from  Motors Insurance Corporation and Maiden Reinsurance Company (related to all quota share and excess of loss reinsurance agreements effective January 1, 2006 and subsequent) are secured pursuant to collateralized trust agreements.  Assets held in these two trusts are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. Net reinsurance recoverables from Motors Insurance of $2,100,000 were secured by a trust agreement with a market value of $4,946,000 at December 31, 2010. Net reinsurance recoverables from Maiden Reinsurance of $9,341,000 were secured by a trust agreement with a market value of $4,884,000 at December 31, 2010. These trust agreements do not cover any recoverables from reinsurance agreements effective prior to January 1, 2006.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Reinsurance recoverable from Allied World Assurance Company and Amlin Bermuda Ltd. are guaranteed by an irrevocable bank letter of credit.

Ceding Commission Revenue

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

As of December 31, 2010 and 2009 the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions.

Ceding commission revenue consists of the following:

	Years ended December 31,
	2010	2009*

Ceded commission on reinsurance treaties	$6,319,699	$2,240,273
Contingent commission ceded	2,263,447	698,870
	$8,583,146	$2,939,143

*Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Note 9 - Notes Receivable-Commercial Mutual Insurance Company

Purchase of Notes Receivable

On January 31, 2006, the Company purchased from Eagle Insurance Company (“Eagle”) two surplus notes issued by Commercial Mutual Insurance Company (“CMIC”) in the aggregate principal amount of $3,750,000 (the “Surplus Notes”), plus accrued interest of $1,794,688. The aggregate purchase price for the Surplus Notes was $3,075,141, of which $1,303,434 was paid to Eagle by delivery of a six month promissory note which provided for interest at the rate of 7.5% per annum.  The promissory note was paid in full on July 28, 2006.  CMIC (now renamed Kingstone Insurance Company) is a New York property and casualty insurer. As of June 30, 2009, the Surplus Notes acquired were past due and provided for interest at the prime rate or 8.5% per annum, whichever is less.  Payments of principal and interest on the Surplus Notes could only be made out of the surplus of CMIC and required the approval of the New York State Department of Insurance.  The Company did not receive any interest payments during 2009 and 2008. The discount on the Surplus Notes and the accrued interest at the time of acquisition were accreted over a 30 month period through July 31, 2008, the estimated period to collect such amounts. For the year ended December 31, 2009, interest on the Surplus Notes is included in the consolidated statement of operations and comprehensive income as “Interest income-notes receivable.”

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Exchange of Notes Receivable

See Note 3 for a discussion of the exchange of the Surplus Notes and accrued interest for 100% of the equity of Kingstone Insurance Company.

Note 10 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing.  As of December 31, 2010, the New York Notes are payable in monthly installments of varying payments that average approximately $28,000 each between January 31, 2011 and July 31, 2011, and provide for interest at the rate of 12.625% per annum.

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

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Notes receivable arising from the sale of businesses as of December 31, 2010 and 2009 consists of:

	December 31, 2010			December 31, 2009
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
Sale of NY stores	$211,536	$211,536	$-	$550,543	$550,543	$-
Sale of Pennsylvania stores	375,211	28,730	346,481	390,910	15,698	375,212
Sale of Franchise business	100,000	100,000	-	150,000	50,000	100,000
	686,747	340,266	346,481	1,091,453	616,241	475,212
Accrued interest	18,272	18,272	-	27,912	27,912	-
Total	$705,019	$358,538	$346,481	$1,119,365	$644,153	$475,212

Note 11 - Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty as follows:

	Year ended
	December 31,
	2010	2009*

Net deferred acquisition costs net of ceding
commission revenue, befinning of year	$(380,261)	$(34,574)

Cost incurred and deferred:
Commissions and brokerage	5,558,031	2,271,783
Other underwriting and acquisition costs	1,809,372	795,377
Ceding commission revenue	(6,240,967)	(2,875,124)
Net deferred acquisition costs net of ceding
commission revenue deferred during year	1,126,436	192,036
Amortization	(346,686)	(537,723)
	779,750	(345,687)

Net deferred acquisition costs net of ceding
commission revenue, end of year	$399,489	$(380,261)

 * Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Ending balances for deferred acquisition costs and deferred ceding commission revenue as of December 31, 2010 and 2009 follows:

	December 31,
	2010	2009

Deferred acquisition costs	$3,619,001	$2,917,984
Deferred ceding commission revenue	(3,219,513)	(3,298,245)
Balance at end of period	$399,488	$(380,261)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 12 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2010
Building	$1,379,631	$(59,993)	$1,319,638
Land	132,097	-	132,097
Furniture	55,124	(39,817)	15,307
Computer equipment and software	199,443	(141,552)	57,891
Automobile	60,096	-	60,096
Total	$1,826,391	$(241,362)	$1,585,029

December 31, 2009
Building	$1,379,631	$(20,802)	$1,358,829
Land	132,097	-	132,097
Furniture	76,850	(53,574)	23,276
Computer equipment and software	284,925	(160,957)	123,968
Automobile	29,183	(8,338)	20,845
Total	$1,902,686	$(243,671)	$1,659,015

Depreciation expense for the years ended December 31, 2010 and 2009 was $139,563 and $31,192, respectively.

Note 13 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net
Year ended December 31, 2010:
Written premiums	$33,249,331	$10,699	$(19,525,208)	$13,734,822
Change in unearned premiums	(3,189,250)	105	589,958	(2,599,187)
Earned premiums	$30,060,081	$10,804	$(18,935,250)	$11,135,635

Year ended December 31, 2009:*
Written premiums	$13,572,779	$8,252	$(9,180,860)	$4,400,171
Change in unearned premiums	(206,291)	(2,521)	334,982	126,170
Earned premiums	$13,366,488	$5,731	$(8,845,878)	$4,526,341

 * Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2010 and 2009 was approximately $411,000 and $412,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2010 and 2009 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2010
Case-basis reserves	$11,772,329	$6,910,340
Loss adjustment expenses	1,958,700	1,058,325
IBNR reserves	3,980,878	2,462,750
Recoverable on unpaid losses		10,431,415
Recoverable on paid losses	-	562,752
Total loss and loss adjustment expenses	$17,711,907	10,994,167
Unearned premiums		9,726,027
Total reinsurance receivables		$20,720,194

December 31, 2009
Case-basis reserves	$10,852,360	$7,008,201
Loss adjustment expenses	2,044,703	1,160,811
IBNR reserves	3,616,255	2,343,291
Recoverable on unpaid losses		10,512,303
Recoverable on paid losses	-	1,201,250
Total loss and loss adjustment expenses	$16,513,318	11,713,553
Unearned premiums		9,136,068
Total reinsurance receivables		$20,849,621

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009*

Balance at beginning of period	$16,513,318	$16,431,191
Less reinsurance recoverables	(10,512,303)	(9,730,288)
Net balance, beginning of period	6,001,015	6,700,903

Incurred related to:
Current year	6,095,528	1,864,515
Prior years	330,057	170,956
Total incurred	6,425,585	2,035,471

Paid related to:
Current year	2,855,074	975,376
Prior years	2,291,034	1,759,983
Total paid	5,146,108	2,735,359

Net balance at end of period	7,280,492	6,001,015
Add reinsurance recoverables	10,431,415	10,512,303
Balance at end of period	$17,711,907	$16,513,318

  * Year ended December 31, 2009 includes only the period from July 1, 2009 (the KICO acquisition date) through December 31, 2009.

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $7,127,537 for the year ended December 31, 2010 and $2,949,817 for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2006 and prior is limited although there remains the possibility of adverse development on reported claims. This is reflected by the loss development as of December 31, 2010 showing developed redundancies since 2006. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date. A reserve was established due to the potential that the pool will be unable to collect reinsurance on certain lead paint cases. The balance of the reserve was $103,000 and $146,000 as of December 31, 2010 and 2009.

Note 14 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	December 31, 2010			December 31, 2009
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Capital lease obligation	$10,997	$10,997	$-	$35,637	$24,466	$11,171
Notes payable	1,450,000	1,450,000	-	1,050,000	-	1,050,000
	$1,460,997	$1,460,997	$-	$1,085,637	$24,466	$1,061,171

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Interest expense on the 2009 Notes for the years December 31, 2010 and 2009 was approximately $179,000 and $42,000, respectively.

Aggregate related party borrowings of $785,000 at December 31, 2010 are as follows:

The IRA of Barry Goldstein purchased a 2009 Note in the principal amount of $150,000. A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $295,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the years ended December 31, 2010 and 2009 was approximately $98,000 and $20,000, respectively.

Note 15 - Exchange and Issuance of Stock

Exchange and Issuance of Preferred Stock

Effective May 12, 2009, AIA Acquisition Corp. (“AIA”), the holder of the Company’s  Series D Preferred Stock exchanged such shares for an equal number of shares of Series E Preferred Stock.  The terms of the Series E Preferred Stock varied from those of the Series D Preferred Stock as follows: (i) the Series E Preferred Stock was mandatorily redeemable on July 31, 2011 (as compared to July 31, 2009 for the Series D Preferred Stock), (ii) the Series E Preferred Stock provided for dividends at the rate of 11.5% per annum (as compared to 10% per annum for the Series D Preferred Stock), (iii) the Series E Preferred Stock was convertible into Common Stock at a price of $2.00 per share (as compared to $2.50 per share for the Series D Preferred Stock), (iv) the Company’s obligation to redeem the Series E Preferred Stock was not accelerated based upon a sale of substantially all of its assets or certain of its subsidiaries (as compared to the Series D Preferred Stock which provided for such acceleration) and (v) the Company’s obligation to redeem the Series E Preferred Stock was not secured by the pledge of the outstanding stock of its subsidiary, AIA-DCAP Corp. (as compared to the Series D Preferred Stock which provided for such pledge).  The aggregate redemption amount for the Series E Preferred Stock held by AIA was $780,000, plus accumulated and unpaid dividends.  Members of Mr. Goldstein’s family, Sam Yedid and Steven Shapiro are among the stockholders of AIA. Interest expense on related party preferred stock for the years ended December 31, 2010 and 2009 was approximately $68,000 and $119,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
On May 12, 2009, three holders of the Company’s Notes Payable exchanged $519,231 of the principal balance of such notes for shares of Series E Preferred Stock having an aggregate redemption amount of $519,231 (see Note 14).

Upon issuance, the Preferred Stock was reported as a liability, in accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity.  For the years  ended December 31, 2010 and 2009, the preferred dividends have been classified as interest expense of $74,706 and $127,158, respectively.

Exchange and Issuance of Common Stock

Effective June 30, 2010, all 1,299 shares of Series E Preferred Stock outstanding were exchanged for 787,409 shares of Common Stock (the “Exchange”).  The conversion price of $2.00 per share of Common Stock, pursuant to the terms of the Preferred Stock, was decreased to $1.65 per share, which approximates the fair value of the Company’s Common Stock issued in the Exchange.

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

Note 16 – Stockholders’ Equity

Preferred Stock

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Other Equity Compensation

For the year ended December 31, 2010, other equity compensation consists of: (a) 50,000 shares of the Company’s Common Stock granted to the Chief Executive Officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 12,466 shares granted to directors during the second and third quarters of 2010. For the year ended December 31, 2009, other equity compensation consists of 15,765 shares granted to directors during the third and fourth quarters of 2009. The fair value of stock grants is as follows:

	Year ended		Year ended
	December 31, 2010		December 31, 2009
Grant	Shares	Fair Value	Shares	Fair Value
Chief Executive Officer	50,000	$93,325	-	$-
Directors	12,466	31,129	15,765	38,324
	62,466	$124,454	15,765	$38,324

Stock Options

In December 2005, the Company’s shareholders ratified the adoption of the 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock. Under the 2005 Plan, a maximum of 300,000 shares of Common Stock were permitted to be issued pursuant to options granted and restricted stock issued. In March, 2010, the Board of Directors of the Company increased the number of shares of Common Stock authorized to be issued pursuant to the 2005 Plan to 550,000, subject to stockholder approval.  In June, 2010, the stockholders approved the increase to 550,000 shares.  Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee will determine the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the years ended December 31, 2010 and 2009 include share-based compensation expense totaling approximately $224,000 and $51,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 23% for the years ended December 31, 2010 and 2009.  Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2010 and 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.  The weighted average estimated fair value of stock options granted during the years ended December 31, 2010 and 2009 was $2.04 and $1.98 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Dividend Yield	0.00%	0.00%
Volatility	101.25%	170.77%
Risk-Free Interest Rate	2.62%	2.66%
Expected Life	5 years	5 years

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

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November 2008) and the 2005 Plan as of December 31, 2010, and changes during the year then ended is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	225,000	$2.24	3.17	67,550
Granted	188,865	$2.50	4.23	188,865
Forfeited	(20,000)	$3.10	-	-

Outstanding at December 31, 2010	393,865	$2.32	3.28	$463,465

Vested and Exercisable at December 31, 2010	204,716	$2.19	2.55	$267,416

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the shares that had exercise prices that were lower than the $3.50 closing price of our Common Stock on December 31, 2010. No stock options were exercised in the years ended December 31, 2010 and 2009.

A summary of the status of our non-vested options as of December 31, 2010 and the changes during the year ended December 31, 2010, is as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	98,750	$1.71
Granted	188,865	$2.04
Vested	(98,466)	$1.60

Nonvested at December 31, 2010	189,149	$2.08

As of December 31, 2010 and 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $157,000 and $85,000, respectively. Unamortized compensation cost as of December 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of 1.62 years. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was approximately $158,000 and $60,000, respectively.

As of December 31, 2010, there were 153,635 shares reserved under the 2005 Plan.

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

•
Investments in fixed-maturity securities are valued at National Association of Insurance Commissioners (“NAIC”) value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.
•
For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

For the year ended December 31, 2010 and for the period from July 1, 2009 (date of KICO acquisition) through December 31, 2009, KICO had statutory basis net income of $1,402,543 and $871,753, respectively. At December 31, 2010 and 2009, KICO had reported statutory basis surplus as regards policyholders of $10,707,011 and $9,021,358, respectively, as filed with the Insurance Department.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2010 and 2009.

Note 19 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. KICO and its subsidiaries are consolidated as of July 1, 2009. State tax returns are filed on a consolidated or separate basis depending on applicable laws.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

The provision (benefit for income taxes from continuing operations is comprised of the following:

Years ended December 31,	2010	2009

Current Federal income tax expense	$-	$-
Current state income tax expense	42,640	47,292
Deferred Federal and State income tax expense	724,794	(114,096)
Provision for (benefit from) income taxes	$767,434	$(66,804)

At December 31, 2010, the Company had the following net operating loss carryforwards for tax purposes:

Type of NOL	Amount	Expiration
Federal only	$37,270	December 31, 2030
State only	$2,742,552	December 31, 2030
Amount subject to Annual Limitation, Federal only (A)	$110,000	December 31, 2019

(A) NOL is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

For the year ended December 31, 2009, the gain on acquisition of KICO was treated as a permanent difference for income tax purposes. For the year ended December 31, 2009 the current tax benefit resulting from the loss of discontinued operations was recorded in continuing operations.

A reconciliation of the federal statutory rate to our effective tax rate from continuing operations is as follows:

Years ended December 31,	2010	2009

Computed expected tax expense	34.00%	34.00%
State taxes, net of Federal benefit	1.39	1.24
Permanent differences	1.64	(36.57)
True-up prior year	3.89	-
Other	0.58	-
Total tax (benefit)	41.50%	(1.33	) %

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

Deferred tax asset:
Net operating loss carryovers	$253,564	$952,297
Claims reserve discount	188,074	152,951
Unearned premium	551,966	337,422
Loss and loss adjustment expenses	39,100	78,200
Reinsurance recoverable	13,600	-
Deferred ceding commission revenue	1,094,634	1,121,403
Loss from uninsured bank deposits	-	83,691
Accrued expenses	56,800	-
Other	-	137,300
Total deferred tax assets	2,197,738	2,863,264

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,230,460	992,115
Intangibles	1,406,371	1,568,114
Depreciation and amortization	204,287	192,838
Net unrealized appreciation of securities - available for sale	109,497	114,453
Net unrealized appreciation of securities - held to maturity	331	-
Investment income	42,348	-
Other	34,000	-
Total deferred tax liabilities	4,196,294	4,036,520

Net deferred income tax liability	$(1,998,556)	$(1,173,256)

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision from continuing operations for the year ended December 31, 2010:

Change in net deferred income tax liabilities	$825,301
Write-off of deferred tax asset of discontinued operations	(137,000)
Deferred tax benefit allocated to other comprehensive income	36,493
Deferred income tax provision	$724,794

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

Effective January 1, 2009, the Company adopted GAAP guidance for the “Accounting for Uncertainty in Income Taxes” and had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009. If any had been recognized these would be reported in income tax expense.

Note 20 - Employee Benefit Plans

The Company’s insurance subsidiary, KICO, maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $279,000 and $152,000 of expense for the years ended December 31, 2010 and 2009, respectively, related to the 401(k) Plan. For the years ended December 31, 2010 and 2009, Additional Contributions consisted of approximately $188,000 and $111,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on our net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to KICO to fulfill his duties and responsibilities as Chairman of the Board and Chief Investment Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2010 and 2009, is $165,375 and $157,500 per year, respectively. Effective July 1, 2009, the Company acquired 100% of the stock of KICO.  Pursuant to an amendment entered into with Mr. Goldstein on March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, the Company issued to Mr. Goldstein 50,000 shares of common stock and granted to him a five year option for the purchase of 188,865 shares of common stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, the Company increased the number of shares authorized to be issued pursuant to its 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval, which was obtained in June 2010. The option grant to Mr. Goldstein was also subject to such shareholder approval to the extent that additional authorized shares under the plan are required to satisfy his option. Pursuant to the 2010 Amendment, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Chief Executive Officer (KICO)

KICO’s President and Chief Executive Officer, John D. Reiersen, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008 and February 28, 2011 (together, the “Reiersen Agreement”). The Reiersen Agreement as amended expires on December 31, 2014, may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement. Pursuant to the February 28, 2011 amendment, effective January 1, 2012, Mr. Reiersen shall serve as Executive Vice President of KICO, shall report to the President and CEO of KICO, and shall provide advice and assistance to the President and CEO of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO.   Pursuant to the Reiersen Agreement, Mr. Reiersen is entitled to receive an annual base salary of $256,500 (with increases of 5% on each of January 1, 2010 and 2011), plus additional customary benefits.  Pursuant to the February 28, 2011 amendment, effective January 1, 2012, it is anticipated that Mr. Reiersen will provide approximately 500 hours of services per year on behalf of KICO and his minimum annual salary will be $100,000.   Mr. Reiersen also receives a $2,000 annual fee for his position as a director of KICO.

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

Leases

The Company leases its executive office under a non-cancelable operating leases expiring at various dates through August 31, 2011. The lease is not renewable and includes additional rent for real estate taxes and other operating expenses. The landlord may terminate the lease with 30 days advance notice. The remaining minimum rentals under these lease commitments are $15,336.

Tax Audits

The audit of our state income tax return by New York State for the years ended December 31, 2005, 2006 and 2007 was completed in 2009. The audit resulted in an assessment of approximately $36,000 including interest, which was paid in 2009. As of December 31, 2010, no communications have been received from the Internal Revenue Service relating to the open tax years of 2007, 2008 and 2009.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Note 22 - Net Income Per Common Share

Basic net earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and conversion of mandatorily redeemable preferred shares.  The computation of diluted earnings per share excludes those options and mandatorily redeemable preferred shares with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

For the year ended December 31, 2010 there were 204,716 vested options with an exercise price below the average market price of the Company’s common shares during the period. The inclusion of 150,013 net common shares assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for the period, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and has not been adjusted for the effects of such options.

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

Note 23 - Discontinued Operations

Retail Business

In December 2008, due to declining revenues and profits the Company decided to restructure its network of retail offices (the “Retail Business”). The plan of restructuring called for the closing of seven of the least profitable locations during the month of December 2008 and the entry into negotiations to sell the remaining 19 locations in the Retail Business.

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its 16 remaining Retail Business locations in New York State sold substantially all of their assets, including the book of business (the “New York Assets”).  The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing. On October 31, 2010, the New York Notes were amended. The amendment included the elimination of the installment payment that was due on September 30, 2010 and modified the repayment of principal and accrued interest. As of December 31, 2010, the amended New York Notes are payable in monthly installments of varying payments that average approximately $28,000 each through July 31, 2011. As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
As a result of the restructuring in December 2008, the sale of the New York Assets on April 17, 2009 and the sale of the Pennsylvania Stock effective June 30, 2009, the operating results of the Retail Business operations for the years ended December 31, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated its DCAP franchise business (collectively, the “Franchise Stock”). The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”). The Franchise Note is payable in installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, and $100,000 on May 1, 2011 and provides for interest at the rate of 5.25% per annum.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

As a result of the sale of the Franchise Stock, the operating results of the franchise business operations for the years ended December 31, 2010 and 2009 have been presented as discontinued operations.  Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

Consolidated Discontinued Operations

Summarized financial information of consolidated discontinued operations for the years ended December 31, 2010 and 2009 follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Years ended December 31,	2010	2009

Total revenue	$-	$1,243,291

Operating Expenses:
General and administrative expenses	-	1,406,231
Depreciation and amortization	-	61,542
Interest expense	-	12,104
Impairment of intangibles	-	49,470
Total operating expenses	-	1,529,347

Loss from operations	-	(286,056)
Gain (loss) on sale of business, net of additional consideration received	38,193	(56,501)
Income (loss) before income taxes	38,193	(342,557)
Provision for (benefit from) income taxes	137,000	(76,499)

Loss from discontinued operations, net of provision for
(benefit from) income taxes	$(98,807)	$(266,058)

The components of assets and liabilities of consolidated discontinued operations as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009

Total assets	$-	$-

Accounts payable and accrued expenses	$-	$26,000
Total liabilities	$-	$26,000

Summary of Significant Accounting Policies of Discontinued Operations

Commission and fee income – In discontinued operations, commission revenue was recognized from insurance policies at the beginning of the contract period. Refunds of commissions on the cancellation of insurance policies were reflected at the time of cancellation. Fees for income tax preparation were recognized when the services are completed. Automobile club dues were recognized equally over the contract period.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 24 - Subsequent Events

Employment Agreements and Stock Option Plan

In February 2011, the Company and Mr. Reiersen, KICO’s Chief Executive Officer entered into an amendment to the Reiersen Employment Agreement (See Note 21 - Commitments and Contingencies).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.
Dated: March 31, 2011	By /s/ Barry B. Goldstein Barry B. Goldstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 31, 2011
/s/ Victor J. Brodsky Victor J. Brodsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2011
/s/ Michael R. Feinsod Michael R. Feinsod	Director	March 31, 2011
/s/ Jay M. Haft Jay M. Haft	Director	March 31, 2011
/s/ David A. Lyons David A. Lyons	Director	March 31, 2011
/s/ Jack D. Seibald Jack D. Seibald	Director	March 31, 2011