Form 10-Q
period 2011-03-31
KINGSTONE COMPANIES, INC.
filed 2011-05-20
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 20, 2011, there were 3,838,386 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010*
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $583,792 at
March 31, 2011 and $606,398 at December 31, 2010)	$606,222	$605,424
Fixed-maturity securities, available for sale, at fair value (amortized cost of $17,914,086
at March 31, 2011 and $16,277,052 at December 31, 2010)	18,030,072	16,339,101
Equity securities, available-for-sale, at fair value (cost of $2,485,876
at March 31, 2011 and $2,825,015 at December 31, 2010)	2,621,809	2,983,035
Total investments	21,258,103	19,927,560
Cash and cash equivalents	393,968	326,620
Premiums receivable, net of provision for uncollectible amounts	5,764,173	5,001,886
Receivables - reinsurance contracts	1,920,313	1,174,729
Reinsurance receivables, net of provision for uncollectible amounts	21,847,356	20,720,194
Notes receivable-sale of business	624,581	705,019
Deferred acquisition costs	3,879,553	3,619,001
Intangible assets, net	4,017,457	4,136,386
Property and equipment, net of accumulated depreciation	1,549,590	1,585,029
Other assets	1,723,695	1,486,249
Total assets	$62,978,789	$58,682,673

Liabilities
Loss and loss adjustment expenses	$19,213,617	$17,711,907
Unearned premiums	18,512,071	17,277,332
Advance premiums	609,881	410,574
Reinsurance balances payable	2,424,691	1,106,897
Deferred ceding commission revenue	3,324,448	3,219,513
Notes payable and capital lease obligations (includes payable to
related parties of $785,000)	1,454,479	1,460,997
Accounts payable, accrued expenses and other liabilities	2,268,419	2,553,031
Deferred income taxes	2,039,179	1,998,557
Total liabilities	49,846,785	45,738,808

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares;
outstanding 3,838,386 shares	46,432	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,674,407	13,633,913
Accumulated other comprehensive income	166,268	145,247
Retained earnings	408,155	281,531
	14,295,262	14,107,123
Treasury stock, at cost, 804,736 shares	(1,163,258)	(1,163,258)
Total stockholders' equity	13,132,004	12,943,865

Total liabilities and stockholders' equity	$62,978,789	$58,682,673

* derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three months ended March 31,	2011	2010

Revenues
Net premiums earned	$3,367,699	$2,217,947
Ceding commission revenue	2,312,575	2,211,137
Net investment income	177,670	132,280
Net realized gain on investments	70,471	34,660
Other income	247,472	221,104
Total revenues	6,175,887	4,817,128

Expenses
Loss and loss adjustment expenses	2,550,764	1,434,618
Commission expense	1,371,749	1,136,619
Other underwriting expenses	1,576,819	1,103,920
Other operating expenses	303,963	539,619
Depreciation and amortization	158,460	156,687
Interest expense	45,765	45,202
Interest expense - mandatorily redeemable preferred stock	-	37,353
Total expenses	6,007,520	4,454,018

Income from continuing operations before taxes	168,367	363,110
Income tax expense	41,743	144,564
Income from continuing operations	126,624	218,546
Income from discontinued operations, net of taxes	-	13,848
Net income	126,624	232,394

Gross unrealized investment holding gains
arising during period	31,850	39,879
Income tax expense related to items of
other comprehensive income	(10,829)	(13,559)
Comprehensive income	$147,645	$258,714

Basic and diluted earnings per common share:
Income from continuing operations	$0.03	$0.07
Income from discontinued operations	$-	$0.01
Income per common share	$0.03	$0.08

Weighted average common shares outstanding
Basic	3,838,386	2,992,400
Diluted	3,838,386	2,992,400

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2011 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2010	4,643,122	$46,432	-	$-	$13,633,913	$145,247	$281,531	804,736	$(1,163,258)	$12,943,865
Stock-based payments	-	-	-	-	40,494	-	-	-	-	40,494
Net income	-	-	-	-	-	-	126,624	-	-	126,624
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	21,021	-	-	-	21,021
Balance, March 31, 2011	4,643,122	$46,432	-	$-	$13,674,407	$166,268	$408,155	804,736	$(1,163,258)	$13,132,004

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$126,624	$232,394
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(70,471)	(34,660)
Depreciation and amortization	158,460	156,687
Amortization of bond premium, net	23,482	17,358
Stock-based payments	40,494	200,636
Deferred income taxes	29,793	(13,036)
(Increase) decrease in assets:
Short term investments	-	(160,056)
Premiums receivable, net	(762,287)	(360,714)
Receivables - reinsurance contracts	(745,584)	(397,968)
Reinsurance receivables, net	(1,127,162)	603,965
Deferred acquisition costs	(260,552)	(201,509)
Other assets	(240,372)	(118,142)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	1,501,710	23,502
Unearned premiums	1,234,739	887,949
Advance premiums	199,307	16,753
Reinsurance balances payable	1,317,794	(21,138)
Deferred ceding commission revenue	104,935	(456,961)
Accounts payable, accrued expenses and other liabilities	(284,612)	(608,262)
Net cash provided by (used in) operating activities of continuing operations	1,246,298	(233,202)
Operating activities of discontinued operations	-	(19,500)
Net cash flows provided by (used in) operating activities	1,246,298	(252,702)

Cash flows used in investing activities:
Purchase - fixed-maturity securities available for sale	(1,658,387)	(249,390)
Purchase - equity securities	(580,638)	(233,135)
Sale - equity securities	990,247	410,167
Collections of notes receivable and accrued interest - Sale of businesses	80,438	67,769
Other investing activities	(4,092)	(1,478)
Net cash flows used in investing activities	(1,172,432)	(6,067)

Cash flows (used in) provided by financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010)	-	400,000
Principal payments on long-term debt	(6,518)	(5,952)
Net cash flows (used in) provided by financing activities	(6,518)	394,048

Increase in cash and cash equivalents	67,348	135,279
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$393,968	$760,599

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$227,000
Cash paid for interest	$91,441	$133,118

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its subsidiary Kingstone Insurance Company (“KICO”), offers property and casualty insurance products to small businesses and individuals in New York State.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2011. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

Note 2 – Accounting Policies and Basis of Presentation

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

Reclassification

The Company has reclassified certain amounts in its 2010 statements of consolidated operations and cash flows to conform to the 2011 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries include KICO and its subsidiaries, CMIC Properties, Inc. (“CMIC Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All material intercompany transactions have been eliminated in consolidation.

Accounting Pronouncements

With the exception of the pronouncement discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).  This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities, equities and short term investments as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,597	$34,668	$-	$-	$1,035,265	$34,668

Political subdivisions of States,
Territories and Possessions	7,264,437	73,805	(46,262)	(32,472)	7,259,508	(4,929)

Corporate and other bonds
Industrial and miscellaneous	9,649,052	200,179	(113,932)	-	9,735,299	86,247
Total fixed-maturity securities	17,914,086	308,652	(160,194)	(32,472)	18,030,072	115,986

Equity Securities:
Preferred stocks	742,215	30,514	(4,223)	-	768,506	26,291
Common stocks	1,743,661	132,004	(22,362)	-	1,853,303	109,642
Total equity securities	2,485,876	162,518	(26,585)	-	2,621,809	135,933

Total	$20,399,962	$471,170	$(186,779)	$(32,472)	$20,651,881	$251,919

	December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	$42,085

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	(19,438)

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	39,402
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	62,049

Equity Securities:
Preferred stocks	824,569	29,934	(6,333)	-	848,170	23,601
Common stocks	2,000,446	188,783	(54,364)	-	2,134,865	134,419
Total equity securities	2,825,015	218,717	(60,697)	-	2,983,035	158,020

Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	$220,069

A summary of the amortized cost and fair value of the Company’s available for sale investments in fixed-maturity securities by contractual maturity as of March 31, 2011 and December 31, 2010 is shown below:

	March 31, 2011		December 31, 2010
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$572,785	$558,284	$263,098	$253,385
One to five years	6,332,452	6,451,604	6,868,952	6,997,694
Five to ten years	9,003,965	9,019,288	7,132,079	7,118,405
More than 10 years	2,004,884	2,000,896	2,012,923	1,969,617
Total	$17,914,086	$18,030,072	$16,277,052	$16,339,101

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of March 31, 2011 and December 31, 2010 are summarized as follows:

March 31, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,222	$-	$(22,430)	$-	$583,792	$(22,430)

December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	$974

All held to maturity securities are held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2011	2010
	(unaudited)
Income
Fixed-maturity securities	$182,137	$129,107
Equity securities	36,824	27,301
Cash and cash equivalents	1,987	1,850
Other	10	15
Total	220,958	158,273
Expenses
Investment expenses	43,288	25,993
Net investment income	$177,670	$132,280

There were no proceeds from the sale and maturity of fixed-maturity securities for the three months ended March 31, 2011 and 2010.

Proceeds from the sale of equity securities were $990,247 and $410,167 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended
	March 31,
	2011	2010
	(unaudited)
Equity securities
Gross realized gains	$117,333	$46,398
Gross realized losses	(46,862)	(11,738)
Net realized gains	$70,471	$34,660

 Impairment Review

The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines (“OTTI”) in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; and (v) current economic conditions.

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 50 securities at March 31, 2011 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the three months ended March 31, 2011 and 2010.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2011 as follows:

	March 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,638,318	$(46,262)	7	$1,338,826	$(32,472)	4	$2,977,144	$(78,734)

Corporate and other
bonds industrial and
miscellaneous	4,307,000	(113,932)	22	-	-	-	4,307,000	(113,932)

Total fixed-maturity
securities	$5,945,318	$(160,194)	29	$1,338,826	$(32,472)	4	$7,284,144	$(192,666)

Equity Securities:
Preferred stocks	$316,000	$(4,223)	8	$-	$-	-	$316,000	$(4,223)
Common stocks	488,948	(22,362)	9	-	-	-	488,948	(22,362)

Total equity securities	$804,948	$(26,585)	17	$-	$-	-	$804,948	$(26,585)

Total	$6,750,266	$(186,779)	46	$1,338,826	$(32,472)	4	$8,089,092	$(219,251)

Note 4 - Fair Value Measurements

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

The Company’s investments are allocated among pricing input levels at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,035	$-	$-	$1,035

Political subdivisions of
States, Territories and
Possessions	5,352	1,908	-	7,260

Corporate and other
bonds industrial and
miscellaneous	9,501	234	-	9,735
Total fixed maturities	15,888	2,142	-	18,030
Equity investments	2,622	-	-	2,622
Total investments	$18,510	$2,142	$-	$20,652

	December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,043	$-	$-	$1,043

Political subdivisions of
States, Territories and
Possessions	5,351	1,908	-	7,259

Corporate and other
bonds industrial and
miscellaneous	8,037	-	-	8,037
Total fixed maturities	14,431	1,908	-	16,339
Equity investments	2,983	-	-	2,983
Total investments	$17,414	$1,908	$-	$19,322

Note 5 - Fair Value of Financial Instruments

GAAP requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity and fixed income investments:  Fair value disclosures for investments are included in “Note 3 - Investments.”

Cash and cash equivalents: The carrying values of cash and cash equivalents approximate their fair values because of the short maturity of these instruments.

Premiums receivable, reinsurance receivables:  The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to the short term nature of the assets.

Notes receivable: The carrying amount of notes receivable related to the sale of businesses approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

Real Estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach.

Reinsurance balances payable:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

Notes payable (including related parties): The Company estimates that the carrying amount of notes payable approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,222	$583,792	$605,424	$606,398
Cash and cash equivalents	393,968	393,968	326,620	326,620
Premiums receivable	5,764,173	5,764,173	5,001,886	5,001,886
Receivables - reinsurance contracts	1,920,313	1,920,313	1,174,729	1,174,729
Reinsurance receivables	21,847,356	21,847,356	20,720,194	20,720,194
Notes receivable-sale of business	624,581	624,581	705,019	705,019
Real estate, net of
accumulated depreciation	1,423,302	1,510,000	1,437,787	1,510,000
Reinsurance balances payable	2,424,691	2,424,691	1,106,897	1,106,897
Notes payable (including related parties)	1,454,479	1,454,479	1,460,997	1,460,997

Note 6 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate approximate original principal amount of $551,000 (the “New York Notes”) were also delivered at the closing.  As of March 31, 2011, the New York Notes were payable in monthly installments of varying payments that average approximately $28,000 each between April 30, 2011 and July 31, 2011, and provided for interest at the rate of 12.625% per annum. On April 1, 2011 the purchaser of the New York Assets paid in advance the balance of the New York Notes in the amount of $138,762.

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

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  As of March 31, 2011, the terms of the Franchise Note called for installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010 and $100,000 plus accrued interest on May 1, 2011 and provides for interest at the rate of 5.25% per annum. On May 1, 2011, the Franchise Note was amended. Under the amended Franchise Note, the payment due on May 1, 2011 was reduced to a principal payment only of $75,000. The remaining balance of $25,000 plus accrued interest is due on May 1, 2012.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

Notes receivable arising from the sale of businesses as of March 31, 2011 and December 31, 2010 consists of:

	March 31, 2011			December 31, 2010
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of NY stores	$129,036	$129,036	$-	$211,536	$211,536	$-
Sale of Pennsylvania stores	371,052	36,172	334,880	375,211	28,730	346,481
Sale of Franchise business	100,000	75,000	25,000	100,000	100,000	-
	600,088	240,208	359,880	686,747	340,266	346,481
Accrued interest	24,493	24,493	-	18,272	18,272	-
Total	$624,581	$264,701	$359,880	$705,019	$358,538	$346,481

Note 7 – Property and Casualty Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2011 (unaudited)
Premiums written	$9,533,146	$234	$(5,496,365)	$4,037,015
Change in unearned premiums	(1,236,876)	2,138	565,422	(669,316)
Premiums earned	$8,296,270	$2,372	$(4,930,943)	$3,367,699

Three months ended March 31, 2010 (unaudited)
Premiums written	$7,660,983	$1,361	$(4,283,853)	$3,378,491
Change in unearned premiums	(889,358)	1,409	(272,595)	(1,160,544)
Premiums earned	$6,771,625	$2,770	$(4,556,448)	$2,217,947

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $610,000 and $411,000 as of March 31, 2011 (unaudited) and December 31, 2010, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Three months ended
	March 31,
	2011	2010
	(unaudited)
Balance at beginning of period	$17,711,907	$16,513,318
Less reinsurance recoverables	(10,431,415)	(10,512,203)
Net balance, beginning of period	7,280,492	6,001,115

Incurred related to:
Current year	2,617,490	1,133,892
Prior years	(66,726)	300,726
Total incurred	2,550,764	1,434,618

Paid related to:
Current year	502,497	407,338
Prior years	936,756	848,472
Total paid	1,439,253	1,255,810

Net balance at end of period	8,392,003	6,179,923
Add reinsurance recoverables	10,821,614	10,356,897
Balance at end of period	$19,213,617	$16,536,820

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $1,688,251 and $2,640,562 for the three months ended March 31, 2011 and 2010.

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

As of March 31, 2011 and 2010 the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2011	2010
	(unaudited)
Ceded commission on reinsurance treaties	$1,588,306	$1,809,593
Contingent commission ceded	724,269	401,544
	$2,312,575	$2,211,137

Note 8 – Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of:

	March 31, 2011			December 31, 2010
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)
Capital lease obligation	$4,479	$4,479	$-	$10,997	$10,997	$-
Notes payable	1,450,000	1,450,000	-	1,450,000	1,450,000	-
	$1,454,479	$1,454,479	$-	$1,460,997	$1,460,997	$-

Notes Payable

From June 2009 through January 2010, the Company borrowed $1,450,000 (including $785,000 from related parties as discussed below) and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum through July 10, 2011, at which time the entire principal balance is due. The 2009 Notes are prepayable without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009 Notes are entitled to receive an aggregate of six months interest from the issue date of the 2009 Notes with respect to the amount prepaid.

Interest expense on the 2009 Notes for the three months ended March 31, 2011 and 2010 was approximately $46,000 and $42,000, respectively.

Aggregate related party borrowings of $785,000 at March 31, 2011 and December 31, 2010 are as follows:

The IRA of Barry Goldstein purchased a 2009 Note in the principal amount of $150,000. A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO), purchased a 2009 Note in the principal amount of $120,000. Jay Haft, a director of the Company, purchased a 2009 Note in the principal amount of $50,000. A member of the family of Michael Feinsod, a director of the Company, purchased a 2009 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009 Notes in the aggregate principal amount of $295,000. A member of the family of Floyd Tupper, a director of KICO, purchased a 2009 Note in the principal amount of $70,000. Interest expense on related party borrowings for the three months ended March 31, 2011 and 2010 was approximately $25,000 and $23,000, respectively.

Note 9 – Preferred Stock

Upon issuance, the Company’s Preferred Stock, which was exchanged for common stock effective June 30, 2010, was reported as a liability, in accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity.  For the three months ended March 31, 2011 and 2010, the preferred dividends have been classified as interest expense of $-0- and $37,353 (including $32,637 to related parties), respectively.

Note 10 – Equity Stock Compensation

Other Equity Compensation

The results of operations for the three months ended March 31, 2011 and 2010 include other share-based stock compensation expense totaling approximately $-0- and $112,000, respectively. For the three months ended March 31, 2010, other equity compensation consists of 50,000 shares granted to the Company’s chief executive officer pursuant to an amended employment agreement dated March 24, 2010. The fair value of the stock grant is $112,000. Such amount has been included in the Condensed Consolidated Statement of Operations and Comprehensive Income within other operating expenses.

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

The results of operations for the three months ended March 31, 2011 and 2010 include share-based stock option compensation expense totaling approximately $40,000 and $89,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% and 23% for the three months ended March 31, 2011 and 2010, respectively.  Such amounts have been included in the Condensed Consolidated Statement of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2011 and 2010 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.  The weighted average estimated fair value of stock options granted during the three months ended March 31, 2010 was $2.04.  The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method.  No stock options were granted during the three months ended March 31, 2011. The following weighted average assumptions were used for grants during the three months ended March 31 2010:

Dividend Yield	0.00%
Volatility	101.25%
Risk-Free Interest Rate	2.62%
Expected Life	5 years

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November 2008) and the 2005 Plan as of March 31, 2011, and changes during the three months then ended is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	393,865	$2.32	3.28	$463,465
Granted	-	$-	-	-
Forfeited	-	$-	-	-

Outstanding at March 31, 2011	393,865	$2.32	3.03	$301,980

Vested and Exercisable at March 31, 2011	251,932	$2.25	2.62	$211,340

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $3.09 closing price of the Company’s Common Stock on March 31, 2011. No stock options were exercised in the three months ended March 31, 2011 and 2010.

As of March 31, 2011 the fair value of unamortized compensation cost related to unvested stock option awards was approximately $121,000. Unamortized compensation cost as of March 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.58 years.

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 24.8% and 39.8%, respectively.

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

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a various rates depending on whether the temporary differences are subject to Federal taxes, State taxes, or both. As of March 31, 2011 and December 31, 2010 the Company’s net deferred tax liability was $2,039,179 and $1,998,557, respectively.

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

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2011 and 2010. If any had been recognized these would be reported in income tax expense.

Note 12 - Net Income (Loss) Per Common Share

For the three months ended March 31, 2011 and 2010 there were 251,932 and 153,468 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the three months ended March 31, 2011 and 2010 the inclusion of 87,633 shares of net Common Stock and 39,921 shares of net Common Stock, respectively, assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per share of Common Stock have not been adjusted for the effects of such options.

For the three months ended March 31, 2010 mandatorily redeemable Preferred Stock had a conversion price in below the average market price of the Company’s Common Stock during the period and the inclusion of 649,615 assumed converted shares of Common Stock in the computation of diluted earnings per share would have been anti-dilutive, and as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such mandatorily redeemable Preferred Stock.

Note 13 - Commitments and Contingencies

Legal Proceedings

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

Note 14 - Discontinued Operations

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its former network of retail brokerage outlets in New York State sold substantially all of their assets, including the book of business (the “New York Assets”). As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008. Income from discontinued operations for the three months ended March 31, 2011 and 2010 includes approximately $-0- and $14,000 of income from additional consideration from the sale of the New York Assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”).

We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, investment income and net realized and unrealized gains and losses on investment securities.  Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to producers and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal, auditing and consulting fees, occupancy costs related to our corporate office and other costs directly associated with being a public company.

We utilize the following key measures in analyzing the results of our insurance underwriting business:

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

Critical Accounting Policies

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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

Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2011	2010	Change	Percent
Revenues
Gross written premium	$9,533	$7,661	$1,872	24.4%
Net written premium	4,037	3,378	659	19.5%
Change in net unearned premiums	(669)	(1,160)	491	(42.3	) %
Net premiums earned	3,368	2,218	1,150	51.8%
Ceding commission revenue	2,313	2,211	102	4.6%
Net investment income	178	132	46	34.8%
Net realized gain on investments	70	35	35	100.0%
Other income	247	221	26	11.8%
Total revenues	6,176	4,817	1,359	28.2%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	4,239	4,074	165	4.0%
Less: ceded loss and loss adjustment expenses	(1,688)	(2,641)	952	(36.1	) %
Net loss and loss adjustment expenses	2,551	1,434	1,117	77.9%
Commission expense	1,372	1,137	235	20.7%
Other underwriting expenses	1,577	1,104	473	42.8%
Other operating expenses	304	540	(236)	(43.7	) %
Depreciation and amortization	158	157	1	0.6%
Interest expense	46	45	1	2.2%
Interest expense - mandatorily
redeemable preferred stock	-	37	(37)	(100.0	) %
Total expenses	6,008	4,454	1,554	34.9%

Income from continuing operations before taxes	168	363	(195)	(53.7	) %
Provision for income tax	42	145	(103)	(71.0	) %
Income from continuing operations	126	218	(92)	(42.2	) %
Income from discontinued operations, net of taxes	-	14	(14)	100.0%
Net income	$126	$232	$(106)	(45.7	) %

Percent of total revenues:
Net premiums earned	54.5%	46.0%
Ceding commission revenue	37.5%	45.9%
Net investment income	2.9%	2.8%
Net realized gains on investments	1.1%	0.7%
Other income	4.0%	4.6%
	100.0%	100.0%

Ceded premiums as a percent of gross premiums:
Written	57.7%	55.9%
Earned	59.4%	67.3%

Ceded loss and loss adjustment expenses as a percent
of gross loss and loss and loss adjustment expenses	39.8%	64.8%

Net loss ratio	75.7%	64.6%

Gross premiums written during the three months ended March 31, 2011 (“2011”) were $9,533,000 compared to $7,661,000 during the three months ended March 31, 2010 (“2010”). The increase of $1,872,000 or 24.4% was primarily due to an increase in policies in-force during 2011 as compared to 2010. Policies in-force increased by 18.7% as of March 31, 2011 compared to March 31, 2010. In addition, the increase in written premiums is due to growth in our commercial lines business, which has higher premiums associated with it.

Net written premium increased $659,000, or 19.5%, to $4,037,000 in 2011 from $3,378,000 in 2010. The increase in net written premiums resulted from an increase of gross written premiums in 2011 compared to gross written premium in 2010. Net written premiums grew at a lower rate than gross written premiums (19.5 % compared to 24.4%) due to a greater increase in premiums written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $1,150,000, or 51.8%, to $3,368,000 in 2011 from $2,218,000 in 2010. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premium for the twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010.

Ceding commission revenue was $2,313,000 in 2011 compared to $2,211,000 in 2010. The increase of $102,000 or 4.6% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

 Net investment income was $178,000 in 2011 compared to $132,000 in 2010. The increase of $46,000 or 34.8% was due to an increase in average invested assets in 2011 as compared to 2010.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.61% and 5.57% at March 31, 2011 and 2010, respectively.

Net loss and loss adjustment expenses were $2,551,000 in 2011 compared to $1,434,000 in 2010. The net loss ratio was 75.7% in 2011 compared to 64.6% in 2010. The increase of 11.1 percentage points in our net loss ratio for 2011 as compared to 2010 is primarily due to an increase in losses in our commercial auto line of business, which is not subject to a quota share treaty in 2011. Ceded losses as a percentage of total losses decreased to 39.8% in 2011 from 64.8% in 2010.

Commission expense was $1,372,000 in 2011 or 14.4% of gross premiums written. Commission expense was $1,137,000 in 2010 or 14.8% of gross premiums written. The increase of $235,000 or 20.7% is due to the 24.4% increase in gross premiums written in 2011 as compared to 2010.

Other underwriting expenses were $1,577,000 in 2011 compared to $1,104,000 in 2010. The $473,000 increase in other underwriting expenses was primarily due to expenses directly related to the increase in gross premiums written and additional employment costs due to the hiring of additional staff needed to service our growth in written premiums. The gross underwriting expense ratio was 16.5% in 2011 as compared to 14.4% in 2010. The net underwriting expense ratio was 46.8% in 2011 as compared to 49.8% in 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $304,000 in 2011 compared to $540,000 in 2010. The $236,000 decrease in 2010 was primarily due to decreases in professional fees and executive employment costs. The reduction of professional fees in 2011 was due to the elimination of the additional costs incurred in 2010 stemming from the acquisition of KICO on July 1, 2009. The reduction of executive employment costs is due to bonus compensation to our Chief Executive Officer in 2010, which was incurred pursuant to his amended employment agreement dated March 24, 2010.

Interest expense on mandatorily redeemable preferred stock was $-0- in 2011 compared to $37,000 in 2010.  The reduction was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.

Income tax expense in 2011 was $42,000, which resulted in an effective tax rate of 24.8%. Income tax expense in 2010 was $145,000, which resulted in an effective tax rate of 39.8%. The decrease in our effective rate resulted primarily from an increase in the percentage of tax exempt permanent differences to book income in 2011 compared to 2010.

Net income was $126,000 in 2011 compared to $232,000 in 2010. The decrease in net income of $106,000 was due to the circumstances that caused the increase in both our net loss ratio and net underwriting ratios, offset by increases in both net premiums earned and ceding commission revenue, and a decrease in operating expenses, as described above.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31,
	2011	2010

Revenues
Net premiums earned	$3,367,699	$2,217,947
Ceding commission revenue	2,312,575	2,211,137
Net investment income	177,670	132,280
Net realized gain on investments	70,471	34,660
Other income	97,930	75,077
Total revenues	6,026,345	4,671,101

Expenses
Loss and loss adjustment expenses	2,550,764	1,434,618
Commission expense	1,371,749	1,136,619
Other underwriting expenses	1,576,819	1,103,920
Depreciation and amortization	155,915	155,629
Total expenses	5,655,247	3,830,786

Income from operations	371,098	840,315
Income tax expense	119,379	275,814
Net income	$251,719	$564,501

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjust expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2011:
Written premiums	$9,533,146	$234	$(5,496,365)	$4,037,015
Unearned premiums	(1,236,876)	2,138	565,422	(669,316)
Earned premiums	$8,296,270	$2,372	$(4,930,943)	$3,367,699

Loss and loss adjustment expenses	$4,237,389	$1,626	$(1,688,251)	$2,550,764

Loss ratio	51.1%	68.5%	34.2%	75.7%

Three months ended March 31, 2010:
Written premiums	$7,660,983	$1,361	$(4,283,853)	$3,378,491
Unearned premiums	(889,358)	1,409	(272,595)	(1,160,544)
Earned premiums	$6,771,625	$2,770	$(4,556,448)	$2,217,947

Loss and loss adjustment expenses	$4,074,050	$1,130	$(2,640,562)	$1,434,618

Loss ratio	60.2%	40.8%	58.0%	64.7%

Key Measures

The key measures for our insurance underwriting business for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended
	March 31,
	2011	2010

Net premiums earned	$3,367,699	$2,217,947
Ceding commission revenue	2,312,575	2,211,137
Other income	97,930	75,077

Loss and loss adjustment expenses	2,550,764	1,434,618

Acquistion costs and other underwriting expenses:
Commission expense	1,371,749	1,136,619
Other underwriting expenses	1,576,819	1,103,920
Total acquistion costs and other underwriting expenses	2,948,568	2,240,539

Underwriting income	$278,872	$829,004

Key Measures:
Net loss ratio	75.7%	64.7%
Net underwriting expense ratio	16.0%	-2.1%
Net combined ratio	91.7%	62.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$2,948,568	$2,240,539
Less: Ceding commission revenue	(2,312,575)	(2,211,137)
Less: Other income	(97,930)	(75,077)
	$538,063	$(45,675)

Net earned premium	$3,367,699	$2,217,947

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2011 and December 31, 2010:

Available for Sale Securities

	March 31, 2011

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,597	$34,668	$-	$-	$1,035,265	5.0%

Political subdivisions of States,
Territories and Possessions	7,264,437	73,805	(46,262)	(32,472)	7,259,508	35.2%

Corporate and other bonds
Industrial and miscellaneous	9,649,052	200,179	(113,932)	-	9,735,299	47.1%
Total fixed-maturity securities	17,914,086	308,652	(160,194)	(32,472)	18,030,072	87.3%
Equity Securities	2,485,876	162,518	(26,585)	-	2,621,809	12.7%
Total	$20,399,962	$471,170	$(186,779)	$(32,472)	$20,651,881	100.0%

	December 31, 2010

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	5.4%

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	37.6%

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	41.6%
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	84.6%
Equity Securities	2,825,015	218,717	(60,697)	-	2,983,035	15.4%
Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	100.0%

Held to Maturity Securities

March 31, 2011

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
(unaudited)

U.S. Treasury securities	$606,222	$-	$(22,430)	$-	$583,792	100.0%

December 31, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of March 31, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	March 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$1,035,265	5.7%	$1,042,657	6.4%
AAA	4,233,318	23.6%	4,229,483	25.9%
AA	3,847,658	21.3%	3,698,610	22.6%
A	5,283,590	29.3%	4,770,488	29.2%
BBB	3,630,241	20.1%	2,597,863	15.9%
Total	$18,030,072	100.0%	$16,339,101	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
	(unaudited)
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.68%	13.8	3.27%	14.1

Political subdivisions of States,
Territories and Possessions	4.24%	6.7	4.24%	6.9

Corporate and other bonds
Industrial and miscellaneous	5.10%	7.4	5.20%	7.6

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2011 and December 31, 2010, 100% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2011 and December 31, 2010, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,638,318	$(46,262)	7	$1,338,826	$(32,472)	4	$2,977,144	$(78,734)

Corporate and other
bonds industrial and
miscellaneous	4,307,000	(113,932)	22	-	-	-	4,307,000	(113,932)

Total fixed-maturity
securities	$5,945,318	$(160,194)	29	$1,338,826	$(32,472)	4	$7,284,144	$(192,666)

Equity Securities:
Preferred stocks	$316,000	$(4,223)	8	$-	$-	-	$316,000	$(4,223)
Common stocks	488,948	(22,362)	9	-	-	-	488,948	(22,362)

Total equity securities	$804,948	$(26,585)	17	$-	$-	-	$804,948	$(26,585)

Total	$6,750,266	$(186,779)	46	$1,338,826	$(32,472)	4	$8,089,092	$(219,251)

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,870,728	$(86,234)	11	$1,119,244	$(12,995)	4	$3,989,972	$(99,229)

Corporate and other
bonds industrial and
miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity
securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)
Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

There are 50 securities at March 31, 2011 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There were 60 securities at December 31, 2010 that account for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. As of March 31, 2011, no such request has been made by us to the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

Notes payable with an outstanding principal balance of $1,450,000 bear interest at the rate of 12.625% and mature on July 10, 2011. Certain of the noteholders have expressed the desire to amend and extend the notes at maturity, many having invested on these same terms with similar notes beginning in 2003.  As of March 31, 2011 the related party holders represent $785,000 or 54% of the principal amount.  Prior to the scheduled maturity date, our Board of Directors will consider our options, as they have repeatedly done since the original issuance of $3,500,000 of similar notes in 2003. We will attempt to reduce the outstanding principal balance and will offer to extend the due date of the remaining principal for an added period of time, which we anticipate to be from three to five years.  Consideration will also be given to a significant reduction in the interest rate reflecting our current financial condition as compared to our financial condition when the notes were issued in 2009.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2011	2010

Cash flows provided by (used in):
Operating activities	$1,246,298	$(252,702)
Investing activities	(1,172,432)	(6,067)
Financing activities	(6,518)	394,048
Net increase in cash and cash equivalents	67,348	135,279
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$393,968	$760,599

The increase in cash flows provided by operating activities in 2011 was primarily a result of the fluctuations in the operating activities of KICO, described above, as affected by the growth in its operations.

 The increase in cash flows used in investing activities is a result of the increase in net investments of fixed-maturity securities and equity securities, resulting from positive cash flow for operations.

Net cash provided by financing activities decreased as a result of the $400,000 decrease in proceeds from long term debt that was received in 2010.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

3(b)	Certificate of Amendment of Certificate of Incorporation filed July 1, 20095

3(c)	Certificate of Designation of Series A Preferred Stock6

3(d)	Certificate of Designation of Series B Preferred Stock7

3(e)	Certificate of Designation of Series C Preferred Stock8

3(f)	Certificate of Designation of Series D Preferred Stock9

3(g)	Certificate of Designation of Series E Preferred Stock10

3(h)	By-laws, as amended11

10	Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company and John D. Reiersen12

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Dated: May 20, 2011	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer