Form 10-Q
period 2011-06-30
KINGSTONE COMPANIES, INC.
filed 2011-08-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 15, 2011, there were 3,838,386 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2

Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 —	Controls and Procedures	40

PART II — OTHER INFORMATION		41

Item 1 —	Legal Proceedings	41
Item 1A —	Risk Factors	41
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3 —	Defaults Upon Senior Securities	41
Item 4 —	Reserved	41
Item 5 —	Other Information	41
Item 6 —	Exhibits	41
Signatures
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
EXHIBIT 101.INS XBRL Instance Document
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010*
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $596,683 at
June 30, 2011 and $606,398 at December 31, 2010)	$606,234	$605,424
Fixed-maturity securities, available for sale, at fair value (amortized cost of $18,226,972
at June 30, 2011 and $16,277,052 at December 31, 2010)	18,570,793	16,339,101
Equity securities, available-for-sale, at fair value (cost of $2,741,606
at June 30, 2011 and $2,825,015 at December 31, 2010)	2,951,160	2,983,035
Total investments	22,128,187	19,927,560
Cash and cash equivalents	87,184	326,620
Premiums receivable, net of provision for uncollectible amounts	6,239,129	5,001,886
Receivables - reinsurance contracts	2,902,903	1,174,729
Reinsurance receivables, net of provision for uncollectible amounts	23,043,406	20,720,194
Notes receivable-sale of business	407,341	705,019
Deferred acquisition costs	4,205,661	3,619,001
Intangible assets, net	3,898,529	4,136,386
Property and equipment, net of accumulated depreciation	1,532,742	1,585,029
Other assets	624,886	1,486,249
Total assets	$65,069,968	$58,682,673

Liabilities
Loss and loss adjustment expenses	$18,505,367	$17,711,907
Unearned premiums	20,190,149	17,277,332
Advance premiums	605,578	410,574
Reinsurance balances payable	3,004,668	1,106,897
Deferred ceding commission revenue	3,672,391	3,219,513
Notes payable and capital lease obligations (includes payable to related
parties of $378,000 at June 30, 2011 and $785,000 at December 31, 2010)	747,000	1,460,997
Accounts payable, accrued expenses and other liabilities	2,115,744	2,553,031
Income taxes payable	164,876	-
Deferred income taxes	1,935,645	1,998,557
Total liabilities	50,941,418	45,738,808

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares;
outstanding 3,838,386 shares	46,432	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,698,061	13,633,913
Accumulated other comprehensive income	365,229	145,247
Retained earnings	1,182,086	281,531
	15,291,808	14,107,123
Treasury stock, at cost, 804,736 shares	(1,163,258)	(1,163,258)
Total stockholders' equity	14,128,550	12,943,865

Total liabilities and stockholders' equity	$65,069,968	$58,682,673

* derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Net premiums earned	$3,517,249	$2,622,114	$6,884,948	$4,840,061
Ceding commission revenue	2,727,867	1,971,144	5,040,442	4,182,281
Net investment income	160,464	148,923	338,134	281,203
Net realized gain on investments	89,961	110,089	160,432	144,749
Other income	217,101	228,381	464,573	449,485
Total revenues	6,712,642	5,080,651	12,888,529	9,897,779

Expenses
Loss and loss adjustment expenses	1,823,630	1,175,718	4,374,394	2,610,336
Commission expense	1,504,894	1,223,484	2,876,643	2,360,103
Other underwriting expenses	1,734,095	1,428,142	3,310,914	2,532,062
Other operating expenses	299,002	377,188	602,965	916,807
Depreciation and amortization	154,682	151,801	313,142	308,488
Interest expense	38,907	47,100	84,672	92,302
Interest expense - mandatorily redeemable preferred stock	-	37,353	-	74,706
Total expenses	5,555,210	4,440,786	11,562,730	8,894,804

Income from continuing operations before taxes	1,157,432	639,865	1,325,799	1,002,975
Income tax expense	383,501	291,546	425,244	436,110
Income from continuing operations	773,931	348,319	900,555	566,865
Income from discontinued operations, net of taxes	-	10,000	-	23,848
Net income	773,931	358,319	900,555	590,713

Gross unrealized investment holding gains (losses) arising during period	301,456	(3,232)	333,306	36,647
Income tax (expense) benefit related to items of other comprehensive income (loss)	(102,495)	1,099	(113,324)	(12,460)
Comprehensive income	$972,892	$356,186	$1,120,537	$614,900

Basic and diluted earnings per common share:
Income from continuing operations	$0.20	$0.11	$0.23	$0.19
Income from discontinued operations	$0.00	$0.00	$0.00	$0.01
Income per common share	$0.20	$0.11	$0.23	$0.20

Weighted average common shares outstanding
Basic	3,838,386	3,079,451	3,838,386	3,016,830
Diluted	3,918,763	3,079,451	3,921,289	3,016,830

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

Six months ended June 30, 2011 (unaudited)

						Accumulated Other Comprehensive Income
					Capital in Excess of Par
	Common Stock		Preferred Stock				Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2010	4,643,122	$46,432	-	$-	$13,633,913	$145,247	$281,531	804,736	$(1,163,258)	$12,943,865
Stock-based payments	-	-	-	-	64,148	-	-	-	-	64,148
Net income	-	-	-	-	-	-	900,555	-	-	900,555
Net unrealized gains on securities available for sale, net of income tax	-	-	-	-	-	219,982	-	-	-	219,982
Balance, June 30, 2011	4,643,122	$46,432	-	$-	$13,698,061	$365,229	$1,182,086	804,736	$(1,163,258)	$14,128,550

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June  30,

	2011	2010

Cash flows provided by operating activities:
Net income	$900,555	$590,713
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(160,432)	(144,749)
Depreciation and amortization	313,142	308,488
Amortization of bond premium, net	123,001	34,605
Stock-based payments	64,148	271,208
Deferred income taxes	(176,236)	(73,382)
(Increase) decrease in assets:
Short term investments	-	225,336
Premiums receivable, net	(1,237,243)	(1,111,551)
Receivables - reinsurance contracts	(1,728,174)	(331,874)
Reinsurance receivables, net	(2,323,212)	281,415
Deferred acquisition costs	(586,660)	(527,636)
Other assets	858,805	(27,068)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	793,460	(190,042)
Unearned premiums	2,912,817	2,528,165
Advance premiums	195,004	38,083
Reinsurance balances payable	1,897,771	514,199
Deferred ceding commission revenue	452,878	(214,816)
Income taxes payable	164,876	-
Accounts payable, accrued expenses and other liabilities	(437,287)	(522,278)
Net cash provided by operating activities of continuing operations	2,027,213	1,648,816
Operating activities of discontinued operations	-	(26,000)
Net cash flows provided by operating activities	2,027,213	1,622,816

Cash flows used in investing activities:
Purchase - fixed-maturity securities held to maturity	-	(106,205)
Purchase - fixed-maturity securities available for sale	(4,065,722)	(3,116,725)
Purchase - equity securities	(1,056,775)	(877,639)
Sale or maturity - fixed-maturity securities available for sale	2,079,869	1,566,632
Sale - equity securities	1,215,296	604,217
Collections of notes receivable and accrued interest - Sale of businesses	297,678	213,665
Other investing activities	(22,998)	(4,922)
Net cash flows used in investing activities	(1,552,652)	(1,720,977)

Cash flows (used in) provided by financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010)	-	400,000
Principal payments on long-term debt (includes $407,000 to related parties in 2011)	(713,997)	(12,040)
Net cash flows (used in) provided by financing activities	(713,997)	387,960

(Decrease) increase in cash and cash equivalents	(239,436)	289,799
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$87,184	$915,119

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$329,762	$486,525
Cash paid for interest	$125,994	$170,018

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	-	$1,299,231

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2011. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to Accounting Standards Codification (“ASC”) No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities, equities and short term investments as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,242	$55,719	$-	$-	$1,055,961	$55,719

Political subdivisions of States,
Territories and Possessions	6,161,995	180,375	-	(880)	6,341,490	179,495

Corporate and other bonds
Industrial and miscellaneous	11,064,735	210,008	(99,069)	(2,332)	11,173,342	108,607
Total fixed-maturity securities	18,226,972	446,102	(99,069)	(3,212)	18,570,793	343,821

Equity Securities:
Preferred stocks	896,228	25,224	(9,397)	-	912,055	15,827
Common stocks	1,845,378	222,241	(28,514)	-	2,039,105	193,727
Total equity securities	2,741,606	247,465	(37,911)	-	2,951,160	209,554

Total	$20,968,578	$693,567	$(136,980)	$(3,212)	$21,521,953	$553,375

	December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	$42,085

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	(19,438)

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	39,402
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	62,049

Equity Securities:
Preferred stocks	824,569	29,934	(6,333)	-	848,170	23,601
Common stocks	2,000,446	188,783	(54,364)	-	2,134,865	134,419
Total equity securities	2,825,015	218,717	(60,697)	-	2,983,035	158,020

Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	$220,069

A summary of the amortized cost and fair value of the Company’s available for sale investments in fixed-maturity securities by contractual maturity as of June 30, 2011 and December 31, 2010 is shown below:

	June 30, 2011		December 31, 2010
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$302,204	$305,388	$263,098	$253,385
One to five years	6,662,009	6,915,777	6,868,952	6,997,694
Five to ten years	9,976,605	10,039,474	7,132,079	7,118,405
More than 10 years	1,286,154	1,310,154	2,012,923	1,969,617
Total	$18,226,972	$18,570,793	$16,277,052	$16,339,101

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

June 30, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,234	$1,699	$(11,250)	$-	$596,683	$(9,551)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months	Fair Value	Gains/ (Losses)

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	$974

All held to maturity securities are held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Income
Fixed-maturity securities	$174,363	$125,616	$356,500	$254,723
Equity securities	33,474	32,225	70,298	59,526
Cash and cash equivalents	236	2,967	2,223	4,817
Other	(3,325)	6	(3,315)	21
Total	204,748	160,814	425,706	319,087
Expenses
Investment expenses	44,284	11,891	87,572	37,884
Net investment income	$160,464	$148,923	$338,134	$281,203

Proceeds from the sale and maturity of fixed-maturity securities were $2,079,869 and $1,566,632 for the six months ended June 30, 2011 and 2010.

Proceeds from the sale of equity securities were $1,215,296 and $604,217 for the six months ended June 30, 2011 and 2010, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Fixed-maturity securities
Gross realized gains	$87,302	$95,997	$87,302	$95,997
Gross realized losses	(1,983)	(18,562)	(1,983)	(18,562)
	85,319	77,435	85,319	77,435

Equity securities
Gross realized gains	18,484	37,854	135,817	84,252
Gross realized losses	(13,842)	(5,200)	(60,704)	(16,938)
	4,642	32,654	75,113	67,314

Net realized gains	$89,961	$110,089	$160,432	$144,749

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 41 securities at June 30, 2011 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the six months ended June 30, 2011 and 2010.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2011 as follows:

	June 30, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$-	$-	-	$231,548	$(880)	1	$231,548	$(880)

Corporate and other
bonds industrial and
miscellaneous	4,282,600	(99,069)	22	397,668	(2,332)	1	4,680,268	(101,401)

Total fixed-maturity
securities	$4,282,600	$(99,069)	22	$629,216	$(3,212)	2	$4,911,816	$(102,281)

Equity Securities:
Preferred stocks	$316,000	$(9,397)	8	$-	$-	-	$316,000	$(9,397)
Common stocks	488,948	(28,514)	9	-	-	-	488,948	(28,514)

Total equity securities	$804,948	$(37,911)	17	$-	$-	-	$804,948	$(37,911)

Total	$5,087,548	$(136,980)	39	$629,216	$(3,212)	2	$5,716,764	$(140,192)

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

The Company’s investments are allocated among pricing input levels at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,056	$-	$-	$1,056

Political subdivisions of States, Territories and Possessions	4,984	1,358	-	6,342

Corporate and other bonds industrial and miscellaneous	10,942	231	-	11,173
Total fixed maturities	16,982	1,589	-	18,571
Equity investments	2,951	-	-	2,951
Total investments	$19,933	$1,589	$-	$21,522

	December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,043	$-	$-	$1,043

Political subdivisions of States, Territories and Possessions	5,351	1,908	-	7,259

Corporate and other bonds industrial and miscellaneous	8,037	-	-	8,037
Total fixed maturities	14,431	1,908	-	16,339
Equity investments	2,983	-	-	2,983
Total investments	$17,414	$1,908	$-	$19,322

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,234	$596,683	$605,424	$606,398
Cash and cash equivalents	87,184	87,184	326,620	326,620
Premiums receivable	6,239,129	6,239,129	5,001,886	5,001,886
Receivables - reinsurance contracts	2,902,903	2,902,903	1,174,729	1,174,729
Reinsurance receivables	23,043,406	23,043,406	20,720,194	20,720,194
Notes receivable-sale of business	407,341	407,341	705,019	705,019
Real estate, net of
accumulated depreciation	1,415,162	1,510,000	1,437,787	1,510,000
Reinsurance balances payable	3,004,668	3,004,668	1,106,897	1,106,897
Notes payable (including related parties)	747,000	747,000	1,460,997	1,460,997

Note 6 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing.  Promissory notes in the aggregate original principal amount of approximately $551,000 (the “New York Notes”) were also delivered at the closing.  On April 1, 2011 the purchaser of the New York Assets paid in advance the balance of the New York Notes in the amount of $138,762.

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

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid, by delivery of a promissory note in such principal amount (the “Franchise Note”).  As of March 31, 2011, the terms of the Franchise Note called for installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, both of which were paid and $100,000 plus accrued interest on May 1, 2011 and provides for interest at the rate of 5.25% per annum. On May 1, 2011, the Franchise Note was amended. Under the amended Franchise Note, the payment due on May 1, 2011 was reduced to a principal payment only of $75,000. The remaining balance of $25,000 plus accrued interest of $12,797 is due on May 1, 2012.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

Notes receivable arising from the sale of businesses as of June 30, 2011 and December 31, 2010 consists of:

	June 30, 2011			December 31, 2010
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of NY stores	$-	$-	$-	$211,536	$211,536	$-
Sale of Pennsylvania stores	366,795	43,731	323,064	375,211	28,730	346,481
Sale of Franchise business	37,797	37,797	-	100,000	100,000	-
	404,592	81,528	323,064	686,747	340,266	346,481
Accrued interest	2,749	24,493	(21,744)	18,272	18,272	-
Total	$407,341	$106,021	$301,320	$705,019	$358,538	$346,481

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2011 (unaudited)
Premiums written	$20,120,159	$2,880	$(11,979,870)	$8,143,169
Change in unearned premiums	(2,914,468)	1,652	1,654,595	(1,258,221)
Premiums earned	$17,205,691	$4,532	$(10,325,275)	$6,884,948

Six months ended June 30, 2010 (unaudited)
Premiums written	$16,593,343	$3,136	$(9,513,527)	$7,082,952
Change in unearned premiums	(2,530,237)	2,072	285,274	(2,242,891)
Premiums earned	$14,063,106	$5,208	$(9,228,253)	$4,840,061

Three months ended June 30, 2011 (unaudited)
Premiums written	$10,587,013	$2,646	$(6,483,505)	$4,106,154
Change in unearned premiums	(1,677,592)	(486)	1,089,173	(588,905)
Premiums earned	$8,909,421	$2,160	$(5,394,332)	$3,517,249

Three months ended June 30, 2010 (unaudited)
Premiums written	$8,932,360	$1,775	$(5,229,674)	$3,704,461
Change in unearned premiums	(1,640,879)	663	557,869	(1,082,347)
Premiums earned	$7,291,481	$2,438	$(4,671,805)	$2,622,114

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $606,000 and $411,000 as of June 30, 2011 (unaudited) and December 31, 2010, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Six months ended
	June 30,
	2011	2010
	(unaudited)
Balance at beginning of period	$17,711,907	$16,513,318
Less reinsurance recoverables	(10,431,415)	(10,512,203)
Net balance, beginning of period	7,280,492	6,001,115

Incurred related to:
Current year	4,141,042	2,949,701
Prior years	233,352	(339,365)
Total incurred	4,374,394	2,610,336

Paid related to:
Current year	1,322,676	1,304,916
Prior years	1,921,555	1,265,139
Total paid	3,244,231	2,570,055

Net balance at end of period	8,410,655	6,041,396
Add reinsurance recoverables	10,094,712	10,281,880
Balance at end of period	$18,505,367	$16,323,276

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $3,413,640 and $4,006,516 for the six months ended June 30, 2011 and 2010.

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

Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto were renewed as of July 1, 2011. The treaties are renewed annually; the terms of the treaties effective July 1, 2011 are as follows:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 of coverage in excess of the $700,000 included under the 75% quota share treaty for a total coverage up to $2,200,000 per occurrence. Personal umbrella policies are reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 60% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 of coverage in excess of the $700,000 included under the 60% quota share treaty for a total coverage up to $2,200,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000 for a total coverage up to $2,000,000 per occurrence.

Catastrophe Reinsurance

A total of $54,000,000 of catastrophe reinsurance coverage has been obtained, whereby the Company retains $500,000 per occurrence.

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

Ceding Commission Revenue

The Company earns ceding commissions under its quota share reinsurance agreements based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios.  The commission rate and ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decreases when the estimated ultimate loss ratio increases.

As of June 30, 2011 and 2010, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which provisional ceding commissions are earned. Accordingly, the Company has recorded contingent ceding commissions earned in addition to the provisional ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$1,696,373	$1,413,895	$3,284,679	$3,223,488
Contingent ceding commissions earned	1,031,494	557,249	1,755,763	958,793
	$2,727,867	$1,971,144	$5,040,442	$4,182,281

Note 8 – Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of:

	June 30, 2011			December 31, 2010
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)
Capital lease obligation	$-	$-	$-	$10,997	$10,997	$-
Notes payable(includes payable to related
parties of $378,000 at June 30, 2011 and $785,000 at December 31, 2010) $785,000 at December 31, 2010)	747,000	-	747,000	1,450,000	1,450,000	-
	$747,000	$-	$747,000	$1,460,997	$1,460,997	$-

Notes Payable

From June 2009 through January 2010, the Company borrowed $1,450,000 (including $785,000 from related parties as disclosed below) and issued promissory notes in such aggregate principal amount (the “2009 Notes”).  The 2009 Notes provide for interest at the rate of 12.625% per annum through the maturity date of July 10, 2011. During the quarter the ended June 30, 2011, the Company prepaid $703,000 (including $407,000 to related parties) of the principal amount of the 2009 Notes. In June 2011, the remaining note holders agreed to extend the maturity date for a period of three years from July 10, 2011 to July 10 2014, and effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. The remaining 2009 Notes, as extended, can be prepaid without premium or penalty.

Interest expense on the 2009 Notes for the six months ended and three months ended June 30, 2011 was approximately $85,000 and $39,000, respectively. Interest expense on the 2009 Notes for the six months ended and three months ended June 30, 2010 was approximately $87,000 and $46,000, respectively.

Related party balances as of June 30, 2011 and principal prepayments for the six months ended June 30, 2011 under the 2009 Notes are as follows:

	Balance		Balance
	December 31,	Principal	June 30,
	2010	Prepayments	2011

Barry Goldstein IRA	$150,000	$60,000	$90,000
A limited liability company owned by Mr. Goldstein, along with Sam Yedid
and Steven Shapiro (who are both directors of KICO)	120,000	120,000	-
Jay Haft, a director of the Company	50,000	20,000	30,000
A member of the family of Michael Feinsod, a director of the Company	100,000	40,000	60,000
Mr. Yedid and members of his family	295,000	139,000	156,000
A member of the family of Floyd Tupper, a director of KICO	70,000	28,000	42,000
Total related party transations	$785,000	$407,000	$378,000

Interest expense on related party borrowings for the six months and three months ended June 30, 2011 was approximately $45,000 and $21,000, respectively. Interest expense on related party borrowings for the six months and three months ended June 30, 2010 was approximately $87,000 and $46,000, respectively.

Note 9 – Preferred Stock

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the Company recorded previously issued Preferred Stock as a liability.  All of the preferred stock was exchanged for common stock effective June 30, 2010. For the six months ended June 30, 2011 and 2010, the preferred dividends have been classified as interest expense of $-0- and $74,706 (including $65,274 to related parties), respectively. For the three months ended June 30, 2011 and 2010, the preferred dividends have been classified as interest expense of $-0- and $37,353 (including $32,637 to related parties), respectively.

Note 10 – Stockholder’s Equity

Dividend Declared

The Company’s Board of Directors approved a quarterly dividend on August 11, 2011 of $.03 per share payable in cash on September 15, 2011 to stockholders of record as of August 30, 2011.

Other Equity Compensation

The results of operations for the six months ended June 30, 2011 and 2010 include other share-based stock compensation expense totaling $-0- and $133,129, respectively. The results of operations for the three months ended June 30, 2011 and 2010 include other share-based stock compensation expense totaling $-0- and $21,129, respectively. For the six months ended June, 2010, other equity compensation consists of: (a) 50,000 shares granted to the Company’s chief executive officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 7,878 shares granted to directors. The fair value of stock grants is as follows:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Grant	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Chief Executive Officer	-	$-	-	$-	-	$-	50,000	$112,000
Directors	-	-	7,878	21,129	-	-	7,878	21,129
	-	$-	7,878	$21,129	-	$-	57,878	$133,129

The fair value of stock grants has been included in the Condensed Consolidated Statement of Operations and Comprehensive Income within other operating expenses.

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

The results of operations for the six months and three months ended June 30, 2011 include share-based stock option compensation expense totaling approximately $64,000 and $24,000, respectively.  The results of operations for the six months and three months ended June 30, 2010 include share-based stock option compensation expense totaling approximately $138,000 and $49,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% for the six months and three months ended June 30, 2011. Share-based compensation expense related to stock options is net of estimated forfeitures of 23% for the six months and three months ended June 30, 2010.  Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2011 and 2010 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2010 was $2.04 per share. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. No stock options were granted during the six months ended June 30, 2011. The following weighted average assumptions were used for grants during the six months ended June 30, 2010:

Dividend Yield	0.00%
Volatility	101.25%
Risk-Free Interest Rate	2.62%
Expected Life	5 years

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of June 30, 2011, and changes during the six months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	393,865	$2.32	3.28	$463,465

Granted		$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at June 30, 2011	393,865	$2.32	2.79	$262,594

Vested and Exercisable at June 30, 2011	251,932	$2.25	2.37	$186,147

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $2.99 closing price of the Company’s Common Stock on June 30, 2011.  No stock options were exercised in the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $97,000. Unamortized compensation cost as of June 30, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.40 years.

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company’s effective tax rate from continuing operations for the six months and three months ended June 30, 2011 was 32.1% and 33.1%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Computed expected tax expense	34.0%	34.0%	34.0%	34.0%
State taxes, net of Federal benefit	(1.2)	0.8	(1.1)	1.5
Permanent differences	(1.0)	7.4	(1.3)	6.7
Other	1.3	3.4	0.5	1.3
Total tax	33.1%	45.6%	32.1%	43.5%

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a various rates depending on whether the temporary differences are subject to Federal taxes, State taxes, or both. As of June 30, 2011 and December 31, 2010 the Company’s net deferred tax liability was $1,935,645 and $1,998,557, respectively.

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months and three months ended June 30, 2011 and 2010. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

In July 2011, the Company received a notice that its Federal income tax return for the year ended December 31, 2009 has been selected for examination by the Internal Revenue Service. The audit has not yet commenced. The final results of this audit are unknown, although management is confident in the tax assertions made in the tax return.

Note 12 - Net Income (Loss) Per Common Share

For the six months and three months ended June 30, 2011 there were 251,932 vested options with an exercise price below the average market price of the Company’s Common Stock during the period.

For the six months and three months ended June 30, 2010 there were 153,468 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the six months and three months ended June 30, 2010  the inclusion of 39,178 shares of net Common Stock and 38,459 shares of net Common Stock, respectively, assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per share of Common Stock have not been adjusted for the effects of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share for the six months ended June 30, 2011 follows:

Weighted average number of shares outstanding	3,838,386
Effect of dilutive securities, common share equivalents	82,903
Weighted average number of shares outstanding, used for computing diluted earnings per share	3,921,289

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2011 follows:

Weighted average number of shares outstanding	3,838,386
Effect of dilutive securities, common share equivalents	80,377
Weighted average number of shares outstanding, used for computing diluted earnings per share	3,918,763

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

Note 14 - Discontinued Operations

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its former network of retail brokerage outlets in New York State sold substantially all of their assets, including the book of business (the “New York Assets”). As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008. Income from discontinued operations for the six months ended June 30, 2011 and 2010 includes approximately $-0- and $24,000 of income from additional consideration from the sale of the New York Assets. Income from discontinued operations for the three months ended June 30, 2011 and 2010 includes approximately $-0- and $10,000 of income from additional consideration from the sale of the New York Assets.

Note 15 – Subsequent Event

On August 11, 2011, KICO's board of directors approved a cash dividend of $175,000 to the Company, which was paid on August 12, 2011. Payment of the cash dividend will have no effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

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

We utilize the following key measures in analyzing the results of our insurance underwriting business:

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expenses (“LAE”) incurred to net premiums earned.

Net underwriting expense ratio.  The net underwriting expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs (the most significant being commissions paid to our producers) and other underwriting expenses less ceding commission revenue less other income to net premiums earned.

Net combined ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Underwriting Income. Underwriting income is net pre-tax income attributable to our insurance underwriting business except for net investment income, net realized gains from investments, and depreciation and amortization (net premiums earned less expenses included in combined ratio). Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.

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

Consolidated Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2011	2010	Change	Percent
Revenues
Direct written premiums	$20,120	$16,593	$3,527	21.3%
Net written premiums	8,143	7,083	1,060	15.0%
Change in net unearned premiums	(1,258)	(2,243)	985	(43.9)%
Net premiums earned	6,885	4,840	2,045	42.2%
Ceding commission revenue	5,040	4,182	858	20.5%
Net investment income	338	281	57	20.3%
Net realized gain on investments	160	145	15	10.3%
Other income	465	449	16	3.6%
Total revenues	12,888	9,897	2,991	30.2%

Expenses
Loss and loss adjustment expenses
Direct loss and loss adjustment expenses	7,788	6,617	1,171	17.7%
Less: ceded loss and loss adjustment expenses	(3,414)	(4,007)	593	(14.8)%
Net loss and loss adjustment expenses	4,374	2,610	1,764	67.6%
Commission expense	2,877	2,360	517	21.9%
Other underwriting expenses	3,311	2,532	779	30.8%
Other operating expenses	603	917	(314)	(34.2)%
Depreciation and amortization	313	308	5	1.6%
Interest expense	85	92	(7)	(7.6)%
Interest expense - mandatorily
redeemable preferred stock	-	75	(75)	(100.0)%
Total expenses	11,563	8,894	2,669	30.0%

Income from continuing operations before taxes	1,325	1,003	322	32.1%
Provision for income tax	425	436	(11)	(2.5)%
Income from continuing operations	900	567	333	58.7%
Income from discontinued operations, net of taxes	-	24	(24)	(100.0)%
Net income	$900	$591	$309	52.3%

Percent of total revenues:
Net premiums earned	53.4%	48.9%
Ceding commission revenue	39.1%	42.3%
Net investment income	2.6%	2.8%
Net realized gains on investments	1.2%	1.5%
Other income	3.6%	4.5%
	100.0%	100.0%

Net loss ratio	63.5%	53.9%

Direct written premiums during the six months ended June 30, 2011 (“2011”) were $20,120,000 compared to $16,593,000 during the six months ended June 30, 2010 (“2010”). The increase of $3,527,000 or 21.3% was primarily due to an increase in policies in-force during 2011 as compared to 2010. Policies in-force increased by 19.3% as of June 30, 2011 compared to June 30, 2010. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums

Net written premiums increased $1,060,000, or 15.0%, to $8,143,000 in 2011 from $7,083,000 in 2010. The increase in net written premiums resulted from an increase in direct written premiums in 2011 compared to direct written premiums in 2010. Net written premiums grew at a lower rate than direct written premiums (15.0 % compared to 21.3%) due to a greater increase in premiums written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $2,045,000, or 42.2%, to $6,885,000 in 2011 from $4,840,000 in 2010. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010.

Ceding commission revenue was $5,040,000 in 2011 compared to $4,182,000 in 2010. The increase of $858,000 or 20.5% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

Net investment income was $338,000 in 2011 compared to $281,000 in 2010. The increase of $57,000 or 20.3% was due to an increase in average invested assets in 2011 as compared to 2010, offset by an adjustment to amortization of bond premium in 2011.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.46% and 5.80% at June 30, 2011 and 2010, respectively.

Net loss and loss adjustment expenses were $4,374,000 in 2011 compared to $2,610,000 in 2010. The net loss ratio was 63.5% in 2011 compared to 53.9% in 2010. The increase of 9.6 percentage points in our net loss ratio for 2011 as compared to 2010 is primarily due to an increase in losses in our commercial auto line of business, which is not subject to a quota share treaty in 2011.

Commission expense was $2,877,000 in 2011 or 14.3% of direct written premiums. Commission expense was $2,360,000 in 2010 or 14.2% of direct written premiums. The increase of $517,000 or 21.9% is due to the 21.3% increase in direct written premiums in 2011 as compared to 2010.

Other underwriting expenses were $3,311,000 in 2011 compared to $2,532,000 in 2010. The $779,000 increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to the hiring of additional staff needed to service our growth in written premiums. The net underwriting expense ratio was 48.1% in 2011 as compared to 52.3% in 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $603,000 in 2011 compared to $917,000 in 2010. The $314,000 decrease in 2011 was primarily due to decreases in professional fees and executive employment costs. The reduction of professional fees in 2011 was due to the elimination of the additional costs incurred in 2010 stemming from the acquisition of KICO on July 1, 2009. The reduction of executive employment costs is due to share-based bonus compensation to our Chief Executive Officer in 2010, which was incurred pursuant to his amended employment agreement dated March 24, 2010. No such share-based bonus compensation was incurred in 2011.

Interest expense was $85,000 in 2011 compared to $92,000 in 2010. The $7,000 decrease in interest expense was due to the $703,000 partial redemption of our 2009 Notes during the quarter ended June 30, 2011.

Interest expense on mandatorily redeemable preferred stock was $-0- in 2011 compared to $75,000 in 2010.  The reduction was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.

Income tax expense in 2011 was $425,000, which resulted in an effective tax rate of 32.1%. Income tax expense in 2010 was $436,000, which resulted in an effective tax rate of 43.5%. The decrease in our effective tax rate resulted primarily from a change to tax exempt permanent differences in 2011 from taxable permanent differences in 2010. Permanent differences in 2011 had less of an impact on the effective tax rate due to a lower percentage of permanent differences to book income compared to 2010.

Net income was $900,000 in 2011 compared to $591,000 in 2010. The increase in net income of $309,000 was due to the circumstances that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in other operating expenses, offset by increases in our net loss ratio and other underwriting expenses, as described above.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2011	2010	Change	Percent
Revenues
Direct written premiums	$10,587	$8,932	$1,655	18.5%
Net written premiums	4,106	3,705	401	10.8%
Change in net unearned premiums	(589)	(1,083)	494	(45.6)%
Net premiums earned	3,517	2,622	895	34.1%
Ceding commission revenue	2,727	1,971	756	38.4%
Net investment income	160	149	11	7.4%
Net realized gain on investments	90	110	(20)	(18.2)%
Other income	218	228	(10)	(4.4)%
Total revenues	6,712	5,080	1,632	32.1%

Expenses
Loss and loss adjustment expenses
Direct loss and loss adjustment expenses	3,549	2,543	1,006	39.6%
Less: ceded loss and loss adjustment expenses	(1,725)	(1,367)	(359)	26.3%
Net loss and loss adjustment expenses	1,824	1,176	647	55.0%
Commission expense	1,505	1,223	282	23.1%
Other underwriting expenses	1,734	1,428	306	21.4%
Other operating expenses	299	377	(78)	(20.7)%
Depreciation and amortization	155	152	3	2.0%
Interest expense	39	47	(8)	(17.0)%
Interest expense - mandatorily
redeemable preferred stock	-	37	(37)	(100.0)%
Total expenses	5,556	4,440	1,115	25.1%

Income from continuing operations before taxes	1,157	640	517	80.8%
Provision for income tax	383	292	91	31.2%
Income from continuing operations	774	348	426	122.5%
Income from discontinued operations, net of taxes	-	10	(10)	(100.0)%
Net income	$774	$358	$416	116.3%

Percent of total revenues:
Net premiums earned	52.4%	51.6%
Ceding commission revenue	40.6%	38.8%
Net investment income	2.4%	2.9%
Net realized gains on investments	1.3%	2.2%
Other income	3.2%	4.5%
	100.0%	100.0%

Net loss ratio	51.8%	44.9%

Direct written premiums during the three months ended June 30, 2011 (“Q2 2011”) were $10,587,000 compared to $8,932,000 during the three months ended June 30, 2010 (“Q2 2010”). The increase of $1,655,000 or 18.5% was primarily due to an increase in policies in-force during Q2 2011 as compared to Q2 2010. Policies in-force increased by 19.3% as of June 30, 2011 compared to June 30, 2010. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $402,000, or 10.8%, to $4,106,000 in Q2 2011 from $3,705,000 in Q2 2010. The increase in net written premiums resulted from an increase in direct written premiums in Q2 2011 compared to direct written premiums in Q2 2010. Net written premiums grew at a lower rate than direct written premiums (10.8% compared to 18.5%) due to a greater increase in premiums written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $896,000, or 34.1%, to $3,517,000 in Q2 2011 from $2,622,000 in Q2 2010. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010.

Ceding commission revenue was $2,727,000 in Q2 2011 compared to $1,971,000 in Q2 2010. The increase of $756,000 or 38.4% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

Net investment income was $160,000 in Q2 2011 compared to $149,000 in Q2 2010. The increase of $11,000 or 7.4% was due to an increase in average invested assets in Q2 2011 as compared to Q2 2010, offset by an adjustment to amortization of bond premium during Q2 2011.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.46% and 5.80% at June 30, 2011 and 2010, respectively.

Net loss and loss adjustment expenses were $1,824,000 in Q2 2011 compared to $1,176,000 in Q2 2010. The net loss ratio was 51.8% in Q2 2011 compared to 44.9% in Q2 2010. The increase of 6.9 percentage points in our net loss ratio for Q2 2011 as compared to Q2 2010 is primarily due to an increase in losses in our commercial auto line of business, which is not subject to a quota share treaty in 2011.

Commission expense was $1,505,000 in Q2 2011 or 14.2% of direct premiums written. Commission expense was $1,223,000 in Q2 2010 or 13.7% of direct written premiums. The increase of $282,000 or 23.1% is primarily due to the 18.5% increase in direct written premiums in Q2 2011 as compared to Q2 2010.

Other underwriting expenses were $1,734,000 in Q2 2011 compared to $1,428,000 in Q2 2010. The $306,000 increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to the hiring of additional staff needed to service our growth in written premiums. The net underwriting expense ratio was 49.3% in Q2 2011 as compared to 54.5% in Q2 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $299,000 in Q2 2011 compared to $377,000 in Q2 2010. The $78,000 decrease in Q2 2011 was primarily due to decreases in professional fees and amortization of stock options. The reduction of professional fees in Q2 2011 was due to the elimination of the additional costs incurred in Q2 2010 stemming from the acquisition of KICO on July 1, 2009. The reduction in amortization of stock options decreased as a result of more stock options being fully vested prior to Q2 2011.

Interest expense was $39,000 in Q2 2011 compared to $47,000 in Q2 2010. The $8,000 decrease in interest expense was due to the $703,000 partial redemption of our 2009 Notes during the quarter ended June 30, 2011.

Interest expense on mandatorily redeemable preferred stock was $-0- in Q2 2011 compared to $37,000 in Q2 2010.  The reduction was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.

Income tax expense in Q2 2011 was $383,000, which resulted in an effective tax rate of 33.1%. Income tax expense in Q2 2010 was $292,000, which resulted in an effective tax rate of 45.6%. The decrease in our effective tax rate resulted primarily from a change to tax exempt permanent differences in Q2 2011 from taxable permanent differences in Q2 2010. Permanent differences in Q2 2011 had less of an impact on the effective tax rate due to a lower percentage of permanent differences to book income compared to Q2 2010.

Net income was $774,000 in Q2 2011 compared to $358,000 in Q2 2010. The increase in net income of $415,000 was due to the circumstances that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in other operating expenses, offset by increases in our net loss ratio and other underwriting expenses, as described above.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Net premiums earned	$3,517,249	$2,622,114	$6,884,948	$4,840,061
Ceding commission revenue	2,727,867	1,971,144	5,040,442	4,182,281
Net investment income	160,464	148,923	338,134	281,203
Net realized gain on investments	89,961	110,089	160,432	144,749
Other income	100,129	87,091	198,059	162,168
Total revenues	6,595,670	4,939,361	12,622,015	9,610,462

Expenses
Loss and loss adjustment expenses	1,823,630	1,175,718	4,374,394	2,610,336
Commission expense	1,504,894	1,223,484	2,876,643	2,360,103
Other underwriting expenses	1,734,095	1,428,142	3,310,914	2,532,062
Depreciation and amortization	152,466	150,972	308,381	306,601
Total expenses	5,215,085	3,978,316	10,870,332	7,809,102

Income from operations	1,380,585	961,045	1,751,683	1,801,360
Income tax expense	452,265	334,796	571,644	610,610
Net income	$928,320	$626,249	$1,180,039	$1,190,750

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjust expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2011
Written premiums	$20,120,159	$2,880	$(11,979,870)	$8,143,169
Unearned premiums	(2,914,468)	1,652	1,654,595	(1,258,221)
Earned premiums	$17,205,691	$4,532	$(10,325,275)	$6,884,948
Loss and loss adjustment expenses	$7,781,979	$6,055	$(3,413,640)	$4,374,394

Loss ratio	45.2%	133.6%	33.1%	63.5%

Six months ended June 30, 2010
Written premiums	$16,593,343	$3,136	$(9,513,527)	$7,082,952
Unearned premiums	(2,530,237)	2,072	285,274	(2,242,891)
Earned premiums	$14,063,106	$5,208	$(9,228,253)	$4,840,061
Loss and loss adjustment expenses	$6,612,133	$4,718	$(4,006,515)	$2,610,336

Loss ratio	47.0%	90.6%	43.4%	53.9%

Three months ended June 30, 2011
Written premiums	$10,587,013	$2,646	$(6,483,505)	$4,106,154
Unearned premiums	(1,677,592)	(486)	1,089,173	(588,905)
Earned premiums	$8,909,421	$2,160	$(5,394,332)	$3,517,249
Loss and loss adjustment expenses	$3,544,590	$4,429	$(1,725,389)	$1,823,630

Loss ratio	39.8%	205.0%	32.0%	51.8%

Three months ended June 30, 2010
Written premiums	$8,932,360	$1,775	$(5,229,674)	$3,704,461
Unearned premiums	(1,640,879)	663	557,869	(1,082,347)
Earned premiums	$7,291,481	$2,438	$(4,671,805)	$2,622,114

Loss and loss adjustment expenses	$2,538,083	$3,588	$(1,365,953)	$1,175,718

Loss ratio	34.8%	147.2%	29.2%	44.9%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net premiums earned	$3,517,249	$2,622,114	$6,884,948	$4,840,061
Ceding commission revenue	2,727,867	1,971,144	5,040,442	4,182,281
Other income	100,129	87,091	198,059	162,168

Loss and loss adjustment expenses	1,823,630	1,175,718	4,374,394	2,610,336

Acquistion costs and other underwriting expenses:
Commission expense	1,504,894	1,223,484	2,876,643	2,360,103
Other underwriting expenses	1,734,095	1,428,142	3,310,914	2,532,062
Total acquistion costs and other underwriting expenses	3,238,989	2,651,626	6,187,557	4,892,165

Underwriting income	$1,282,626	$853,005	$1,561,498	$1,682,009

Key Measures:
Net loss ratio	51.8%	44.9%	63.5%	53.9%
Net underwriting expense ratio	11.7%	22.6%	13.8%	11.3%
Net combined ratio	63.5%	67.5%	77.3%	65.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$3,238,989	$2,651,626	$6,187,557	$4,892,165
Less: Ceding commission revenue	(2,727,867)	(1,971,144)	(5,040,442)	(4,182,281)
Less: Other income	(100,129)	(87,091)	(198,059)	(162,168)
	$410,993	$593,391	$949,056	$547,716

Net earned premium	$3,517,249	$2,622,114	$6,884,948	$4,840,061

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2011 and December 31, 2010:

Available for Sale Securities

	June 30, 2011

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,242	$55,719	$-	$-	$1,055,961	4.9%

Political subdivisions of States, Territories and Possessions	6,161,995	180,375	-	(880)	6,341,490	29.5%

Corporate and other bonds Industrial and miscellaneous	11,064,735	210,008	(99,069)	(2,332)	11,173,342	51.9%
Total fixed-maturity securities	18,226,972	446,102	(99,069)	(3,212)	18,570,793	86.3%
Equity Securities	2,741,606	247,465	(37,911)	-	2,951,160	13.7%
Total	$20,968,578	$693,567	$(136,980)	$(3,212)	$21,521,953	100.0%

	December 31, 2010

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	5.4%

Political subdivisions of States, Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	37.6%

Corporate and other bonds Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	41.6%
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	84.6%
Equity Securities	2,825,015	218,717	(60,697)	-	2,983,035	15.4%
Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	100.0%

Held to Maturity Securities

June, 2011

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
(unaudited)

U.S. Treasury securities	$606,234	$1,699	$(11,250)	$-	$596,683	100.0%

December 31, 2010

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of June 30, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	June 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$1,055,961	5.7%	$1,042,657	6.4%
AAA	4,054,101	21.8%	4,229,483	25.9%
AA	3,675,156	19.8%	3,698,610	22.6%
A	5,260,877	28.3%	4,770,488	29.2%
BBB	4,524,698	24.4%	2,597,863	15.9%
Total	$18,570,793	100.0%	$16,339,101	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years

U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.63%	13.6	3.27%	14.1

Political subdivisions of States, Territories and Possessions	3.94%	5.9	4.24%	6.9

Corporate and other bonds Industrial and miscellaneous	5.09%	6.9	5.20%	7.6

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2011 and December 31, 2010, 93% and 90%, respectively of the investment portfolio recorded at fair value was priced based upon quoted market prices. As of June 30, 2011 and December 31, 2010, 7% and 10%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs other than quoted prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2011 and December 31, 2010, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:

Political subdivisions of States, Territories and Possessions	$-	$-	-	$231,548	$(880)	1	$231,548	$(880)

Corporate and other bonds industrial and miscellaneous	4,282,600	(99,069)	22	397,668	(2,332)	1	4,680,268	(101,401)

Total fixed-maturity securities	$4,282,600	$(99,069)	22	$629,216	$(3,212)	2	$4,911,816	$(102,281)

Equity Securities:
Preferred stocks	$316,000	$(9,397)	8	$-	$-	-	$316,000	$(9,397)
Common stocks	488,948	(28,514)	9	-	-	-	488,948	(28,514)

Total equity securities	$804,948	$(37,911)	17	$-	$-	-	$804,948	$(37,911)

Total	$5,087,548	$(136,980)	39	$629,216	$(3,212)	2	$5,716,764	$(140,192)

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:

Political subdivisions of States, Territories and Possessions	$2,870,728	$(86,234)	11	$1,119,244	$(12,995)	4	$3,989,972	$(99,229)

Corporate and other bonds industrial and miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)
Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

There are 41 securities at June 30, 2011 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There were 60 securities at December 31, 2010 that account for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

Liquidity and Capital Resources

Cash Flows

The primary sources of cash flow is from our insurance underwriting subsidiary, KICO, which are direct premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we have agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO to us without the approval of the Insurance Department. As of June 30, 2011, no such request has been made by us to the Insurance Department. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

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

We prepaid $703,000 of our notes payable during the quarter ended June 30, 2011. As of June 30, 2011, the outstanding principal balance of our notes payable was $747,000, bear interest at the rate of 12.625% and mature on July 10, 2011. In June 2011, the remaining note holders agreed to extend the maturity date for a period of three years from July 10, 2011 to July 10 2014, and effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2011	2010

Cash flows provided by (used in):
Operating activities	$2,027,213	$1,622,816
Investing activities	(1,552,652)	(1,720,977)
Financing activities	(713,997)	387,960
Net (decrease) increase in cash and cash equivalents	(239,436)	289,799
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$87,184	$915,119

The increase in cash flows provided by operating activities in 2011 was primarily a result of the fluctuations in the operating activities of KICO, described above, as affected by the growth in its operations.

 The decrease in cash flows used in investing activities is a result of the increase in net investments of fixed-maturity securities and equity securities, resulting from positive cash flow for operations.

Net cash used by financing activities increased as a result of the $703,000 prepayment of notes payable in 2011, compared to $400,000 of proceeds from notes payable received in 2010.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

2(a)	Asset Purchase Agreement, dated as of March 27, 2009, by and among NII BSA LLC, Barry Scott Agency, Inc., DCAP Accurate, Inc. and DCAP Group, Inc.1

2(b)	Stock Purchase Agreement, dated as of May 1, 2009, by and between Stuart Greenvald and Abraham Weinzimer and DCAP Group, Inc.2

2(c)	Stock Purchase Agreement, dated as of June 30, 2009, between Barry Lefkowitz and Blast Acquisition Corp.3

3(a)	Restated Certificate of Incorporation4

3(b)	Certificate of Amendment of Certificate of Incorporation filed July 1, 20095

3(c)	Certificate of Designation of Series A Preferred Stock6

3(d)	Certificate of Designation of Series B Preferred Stock7

3(e)	Certificate of Designation of Series C Preferred Stock8

3(f)	Certificate of Designation of Series D Preferred Stock9

3(g)	Certificate of Designation of Series E Preferred Stock10

3(h)	By-laws, as amended11

10(a)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein 12

10(b)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. and Barry B. Goldstein 12

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of Chief Executive Officer and Chief Financial Officer Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_____________
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

12 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: August 15, 2011	By:	/ s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer