Form 10-Q
period 2011-09-30
KINGSTONE COMPANIES, INC.
filed 2011-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 12, 2011, there were 3,838,386 shares of the registrant’s common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010*
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $771,281 at September 30, 2011 and $606,398 at December 31, 2010)	$606,234	$605,424
Fixed-maturity securities, available for sale, at fair value (amortized cost of $17,588,998 at September 30, 2011 and $16,277,052 at December 31, 2010)	17,951,642	16,339,101
Equity securities, available-for-sale, at fair value (cost of $4,119,319 at September 30, 2011 and $2,825,015 at December 31, 2010)	4,143,257	2,983,035
Total investments	22,701,133	19,927,560
Cash and cash equivalents	3,031,068	326,620
Premiums receivable, net of provision for uncollectible amounts	6,038,333	5,001,886
Receivables - reinsurance contracts	685,316	1,174,729
Reinsurance receivables, net of provision for uncollectible amounts	25,643,556	20,720,194
Notes receivable-sale of business	400,417	705,019
Deferred acquisition costs	4,415,056	3,619,001
Intangible assets, net	3,779,600	4,136,386
Property and equipment, net of accumulated depreciation	1,633,152	1,585,029
Other assets	625,444	1,486,249
Total assets	$68,953,075	$58,682,673

Liabilities
Loss and loss adjustment expenses	$21,373,562	$17,711,907
Unearned premiums	21,101,548	17,277,332
Advance premiums	637,357	410,574
Reinsurance balances payable	2,922,815	1,106,897
Deferred ceding commission revenue	3,857,820	3,219,513
Notes payable and capital lease obligations (includes payable to related parties of $378,000 at September 30, 2011 and $785,000 at December 31, 2010)	747,000	1,460,997
Accounts payable, accrued expenses and other liabilities	2,321,323	2,553,031
Income taxes payable	194,621	-
Deferred income taxes	1,652,724	1,998,557
Total liabilities	54,808,770	45,738,808

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares;outstanding 3,838,386 shares	46,432	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;-0- shares issued and outstanding	-	-
Capital in excess of par	13,719,484	13,633,913
Accumulated other comprehensive income	255,145	145,247
Retained earnings	1,286,502	281,531
	15,307,563	14,107,123
Treasury stock, at cost, 804,736 shares	(1,163,258)	(1,163,258)
Total stockholders' equity	14,144,305	12,943,865

Total liabilities and stockholders' equity	$68,953,075	$58,682,673

* derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Net premiums earned	$3,937,189	$3,065,289	$10,822,137	$7,905,350
Ceding commission revenue	2,307,390	2,231,493	7,347,832	6,413,774
Net investment income	172,039	154,679	510,173	435,882
Net realized gain on investments	196,574	84,054	357,006	228,803
Other income	228,615	214,606	693,188	664,091
Total revenues	6,841,807	5,750,121	19,730,336	15,647,900

Expenses
Loss and loss adjustment expenses	2,933,531	1,907,917	7,307,925	4,518,253
Commission expense	1,596,281	1,287,268	4,472,924	3,647,371
Other underwriting expenses	1,734,137	1,580,827	5,045,051	4,112,889
Other operating expenses	260,149	428,401	863,114	1,345,208
Depreciation and amortization	144,122	155,258	457,264	463,746
Interest expense	23,577	46,258	108,249	138,560
Interest expense - mandatorily redeemable preferred stock	-	-	-	74,706
Total expenses	6,691,797	5,405,929	18,254,527	14,300,733

Income from continuing operations before taxes	150,010	344,192	1,475,809	1,347,167
Income tax (benefit) expense	(69,559)	128,278	355,685	564,388
Income from continuing operations	219,569	215,914	1,120,124	782,779
Income from discontinued operations, net of taxes	-	16,234	-	40,082
Net income	219,569	232,148	1,120,124	822,861

Gross unrealized investment holding gains (losses) arising during period	(166,793)	523,690	166,513	560,337
Income tax benefit (expense) related to items of other comprehensive income (loss)	56,710	(178,055)	(56,614)	(190,515)
Comprehensive income	$109,486	$577,783	$1,230,023	$1,192,683

Basic and diluted earnings per common share:
Income from continuing operations	$0.06	$0.06	$0.29	$0.24
Income from discontinued operations	$-	$-	$-	$0.01
Income per common share	$0.06	$0.06	$0.29	$0.25

Weighted average common shares outstanding
Basic	3,838,386	3,833,798	3,838,386	3,292,145
Diluted	3,918,763	3,833,798	3,921,289	3,292,145

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2011 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2010	4,643,122	$46,432	-	$-	$13,633,913	$145,247	$281,531	804,736	$(1,163,258)	$12,943,865
Stock-based payments	-	-	-	-	85,571	-	-	-	-	85,571
Dividends							(115,153)			(115,153)
Net income	-	-	-	-	-	-	1,120,124	-	-	1,120,124
Net unrealized gains on securities available for sale, net of income tax	-	-	-	-	-	109,899	-	-	-	109,899
Balance, September 30, 2011	4,643,122	$46,432	-	$-	$13,719,484	$255,145	$1,286,502	804,736	$(1,163,258)	$14,144,305

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September  30,

	2011	2010

Cash flows provided by operating activities:
Net income	$1,120,124	$822,861
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(357,006)	(228,803)
Depreciation and amortization	457,264	463,746
Amortization of bond premium, net	162,990	54,810
Stock-based payments	85,571	326,573
Deferred income taxes	(402,447)	(36,197)
(Increase) decrease in assets:
Short term investments	-	225,336
Premiums receivable, net	(1,036,447)	(795,761)
Receivables - reinsurance contracts	489,413	(1,015,489)
Reinsurance receivables, net	(4,923,362)	(32,328)
Deferred acquisition costs	(796,055)	(677,169)
Other assets	860,804	(142,389)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	3,661,655	624,918
Unearned premiums	3,824,216	3,127,590
Advance premiums	226,783	110,262
Reinsurance balances payable	1,815,918	(92,772)
Deferred ceding commission revenue	638,307	(96,230)
Income taxes payable	194,621	-
Accounts payable, accrued expenses and other liabilities	(231,708)	(512,401)
Net cash provided by operating activities of continuing operations	5,790,641	2,126,557
Operating activities of discontinued operations	-	(26,000)
Net cash flows provided by operating activities	5,790,641	2,100,557

Cash flows used in investing activities:
Purchase - fixed-maturity securities held to maturity	-	(106,205)
Purchase - fixed-maturity securities available for sale	(4,372,917)	(4,449,040)
Purchase - equity securities	(2,570,333)	(1,968,273)
Sale or maturity - fixed-maturity securities available for sale	3,034,295	2,616,788
Sale - equity securities	1,362,700	1,202,909
Recovery of loss from failed bank	133,211	-
Collections of notes receivable and accrued interest - Sale of businesses	304,602	364,067
Other investing activities	(148,601)	(5,820)
Net cash flows used in investing activities	(2,257,043)	(2,345,574)

Cash flows (used in) provided by financing activities:
Proceeds from long term debt (includes $200,000 from related parties in 2010)	-	400,000
Principal payments on long-term debt (includes $407,000 to related parties in 2011)	(713,997)	(18,268)
Dividends paid	(115,153)	-
Net cash flows (used in) provided by financing activities	(829,150)	381,732

See accompanying notes to condensed consolidated financial statements.

 KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September  30,

	2011	2010

Increase in cash and cash equivalents	$2,704,448	$136,715
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$3,031,068	$762,035

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$458,871	$501,102
Cash paid for interest	$172,964	$296,782

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	-	$1,299,231

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its subsidiary Kingstone Insurance Company (“KICO”), offers property and casualty insurance products to small businesses and individuals in New York State.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2011. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt ASU 2011-05.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance is providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If indicated by the qualitative assessment, then it is necessary to perform the two−step goodwill impairment test. If the option is not elected, the guidance requiring the two−step goodwill impairment test is unchanged. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 – Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities, equities and short term investments as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$499,815	$49,398	$-	$-	$549,213	$49,398

Political subdivisions of States, Territories and Possessions	6,133,143	288,099	-	-	6,421,242	288,099

Corporate and other bonds industrial and miscellaneous	10,956,040	271,758	(221,751)	(24,860)	10,981,187	25,147
Total fixed-maturity securities	17,588,998	609,255	(221,751)	(24,860)	17,951,642	362,644

Equity Securities:
Preferred stocks	1,268,171	26,616	(91,915)	-	1,202,872	(65,299)
Common stocks	2,851,148	209,110	(119,873)	-	2,940,385	89,237
Total equity securities	4,119,319	235,726	(211,788)	-	4,143,257	23,938

Total	$21,708,317	$844,981	$(433,539)	$(24,860)	$22,094,899	$386,582

	December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	$42,085

Political subdivisions of States, Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	(19,438)

Corporate and other bonds industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	39,402
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	62,049

Equity Securities:
Preferred stocks	824,569	29,934	(6,333)	-	848,170	23,601
Common stocks	2,000,446	188,783	(54,364)	-	2,134,865	134,419
Total equity securities	2,825,015	218,717	(60,697)	-	2,983,035	158,020

Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	$220,069

A summary of the amortized cost and fair value of the Company’s available for sale investments in fixed-maturity securities by contractual maturity as of September 30, 2011 and December 31, 2010 is shown below:

	September 30, 2011		December 31, 2010
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$301,268	$303,207	$263,098	$253,385
One to five years	6,495,249	6,671,967	6,868,952	6,997,694
Five to ten years	9,506,527	9,615,351	7,132,079	7,118,405
More than 10 years	1,285,954	1,361,117	2,012,923	1,969,617
Total	$17,588,998	$17,951,642	$16,277,052	$16,339,101

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

September 30, 2011
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)
U.S. Treasury securities	$606,234	$165,047	$-	$-	$771,281	$165,047

December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	$974

All held to maturity securities are held in trust pursuant to the New York State Insurance Department’s minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Income
Fixed-maturity securities	$170,083	$140,953	$526,583	$395,676
Equity securities	44,089	41,176	114,387	100,702
Cash and cash equivalents	2,552	61	4,775	4,878
Other	8	13	(3,307)	34
Total	216,732	182,203	642,438	501,290
Expenses
Investment expenses	44,693	27,524	132,265	65,408
Net investment income	$172,039	$154,679	$510,173	$435,882

Proceeds from the sale and maturity of fixed-maturity securities were $3,034,295 and $2,616,788 for the nine months ended September 30, 2011 and 2010.

Proceeds from the sale of equity securities were $1,362,700 and $1,202,909 for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s gross realized gains and losses on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed-maturity securities
Gross realized gains	$51,805	$37,601	$139,107	$133,598
Gross realized losses	-	-	(1,983)	(18,562)
	51,805	37,601	137,124	115,036

Equity securities
Gross realized gains	11,558	64,210	147,375	148,462
Gross realized losses	-	(17,757)	(60,704)	(34,695)
	11,558	46,453	86,671	113,767

Cash and short term investments (1)	133,211	-	133,211	-

Net realized gains	$196,574	$84,054	$357,006	$228,803

(1) Realized gain on cash and short term investments is a partial recovery from the FDIC of an amount previously written off in 2009 due to the failure of Waterfield Bank.

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 42 securities at September 30, 2011 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the nine months ended September 30, 2011 and 2010.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2011 as follows:

	September 30, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	-	-	-

Corporate and other bonds industrial and miscellaneous	4,131,740	(221,751)	1	375,140	(24,860)	22	4,506,880	(246,611)

Total fixed-maturity securities	$4,131,740	$(221,751)	1	$375,140	$(24,860)	22	$4,506,880	$(246,611)

Equity Securities:
Preferred stocks	$719,322	$(91,915)	6	$-	$-	-	$719,322	$(91,915)
Common stocks	947,280	(119,873)	13	-	-	-	947,280	(119,873)

Total equity securities	$1,666,602	$(211,788)	19	$-	$-	-	$1,666,602	$(211,788)

Total	$5,798,342	$(433,539)	20	$375,140	$(24,860)	22	$6,173,482	$(458,399)

Note 4 – Fair Value Measurements

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

The Company’s investments are allocated among pricing input levels at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$549	$-	$-	$549

Political subdivisions of States, Territories and Possessions	5,044	1,378	-	6,422

Corporate and other bonds industrial and miscellaneous	10,453	528	-	10,981
Total fixed maturities	16,046	1,906	-	17,952
Equity investments	4,143	-	-	4,143
Short term investments	-	-	-	-
Total investments	$20,189	$1,906	$-	$22,095

	December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,043	$-	$-	$1,043

Political subdivisions of States, Territories and Possessions	5,351	1,908	-	7,259

Corporate and other bonds industrial and miscellaneous	8,037	-	-	8,037
Total fixed maturities	14,431	1,908	-	16,339
Equity investments	2,983	-	-	2,983
Total investments	$17,414	$1,908	$-	$19,322

Note 5 – Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,234	$771,281	$605,424	$606,398
Cash and cash equivalents	3,031,068	3,031,068	326,620	326,620
Premiums receivable	6,038,333	6,038,333	5,001,886	5,001,886
Receivables - reinsurance contracts	685,316	685,316	1,174,729	1,174,729
Reinsurance receivables	25,643,556	25,643,556	20,720,194	20,720,194
Notes receivable-sale of business	400,417	400,417	705,019	705,019
Real estate, net of accumulated depreciation	1,515,916	1,510,000	1,437,787	1,510,000
Reinsurance balances payable	2,922,815	2,922,815	1,106,897	1,106,897
Notes payable (including related parties)	747,000	747,000	1,460,997	1,460,997

Note 6 – Notes Receivable-Sale of Businesses

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

Pennsylvania Stores:  Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated the three remaining Pennsylvania stores (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes (the “Pennsylvania Notes”), one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date). Effective August 10, 2011, the Pennsylvania Notes were restructured into one note with a principal balance of $361,625. The restructured note provides for interest at the rate of 8.63% per annum and is payable in 102 equal monthly installments of $5,015. There was no gain or loss recorded on the restructuring of the Pennsylvania Notes.

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  As of March 31, 2011, the terms of the Franchise Note called for installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, both of which were paid, and $100,000 plus accrued interest on May 1, 2011 and provides for interest at the rate of 5.25% per annum. On May 1, 2011, the Franchise Note was amended. Under the amended Franchise Note, the payment due on May 1, 2011 was reduced to a principal payment only of $75,000. The remaining balance of $25,000 plus accrued interest of $12,797 is due on May 1, 2012.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

Notes receivable arising from the sale of businesses as of September 30, 2011 and December 31, 2010 consists of:

	September 30, 2011			December 31, 2010
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of NY stores	$-	$-	$-	$211,536	$211,536	$-
Sale of Pennsylvania stores	359,210	30,368	328,842	375,211	28,730	346,481
Sale of Franchise business	37,797	37,797	-	100,000	100,000	-
	397,007	68,165	328,842	686,747	340,266	346,481
Accrued interest	3,410	3,410	-	18,272	18,272	-
Total	$400,417	$71,575	$328,842	$705,019	$358,538	$346,481

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2011 (unaudited)
Premiums written	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Change in unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Premiums earned	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Nine months ended September 30, 2010 (unaudited)
Premiums written	$24,969,119	$9,572	$(14,529,432)	$10,449,259
Change in unearned premiums	(3,126,232)	(1,360)	583,683	(2,543,909)
Premiums earned	$21,842,887	$8,212	$(13,945,749)	$7,905,350

Three months ended September 30, 2011 (unaudited)
Premiums written	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Change in unearned premiums	(909,125)	(41)	579,881	(329,285)
Premiums earned	$9,473,516	$3,368	$(5,539,695)	$3,937,189

Three months ended September 30, 2010 (unaudited)
Premiums written	$8,375,776	$6,436	$(5,015,905)	$3,366,307
Change in unearned premiums	(595,995)	(3,432)	298,409	(301,018)
Premiums earned	$7,779,781	$3,004	$(4,717,496)	$3,065,289

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $637,000 and $411,000 as of September 30, 2011 (unaudited) and December 31, 2010, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Nine months ended
	September 30,
	2011	2010
	(unaudited)
Balance at beginning of period	$17,711,907	$16,513,318
Less reinsurance recoverables	(10,431,415)	(10,512,203)
Net balance, beginning of period	7,280,492	6,001,115

Incurred related to:
Current year	6,742,201	4,211,203
Prior years	565,724	307,050
Total incurred	7,307,925	4,518,253

Paid related to:
Current year	2,414,171	1,960,235
Prior years	2,608,709	1,725,204
Total paid	5,022,880	3,685,439

Net balance at end of period	9,565,537	6,833,929
Add reinsurance recoverables	11,808,025	10,304,307
Balance at end of period	$21,373,562	$17,138,236

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $7,035,191 and $6,588,317 for the nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011 and 2010, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which provisional ceding commissions are earned. Accordingly, the Company has recorded contingent ceding commissions earned in addition to the provisional ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$1,763,930	$1,547,878	$5,048,609	$4,771,366
Contingent ceding commissions earned	543,460	683,615	2,299,223	1,642,408
	$2,307,390	$2,231,493	$7,347,832	$6,413,774

Note 8 – Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of:

	September 30, 2011			December 31, 2010
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
		(unaudited)
Capital lease obligation	$-	$-	$-	$10,997	$10,997	$-
Notes payable (includes payable to related parties of $378,000 at September 30, 2011 and $785,000 at December 31, 2010)	747,000	-	747,000	1,450,000	1,450,000	-
	$747,000	$-	$747,000	$1,460,997	$1,460,997	$-

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

Interest expense on the 2009 Notes for the nine months ended and three months ended September 30, 2011 was approximately $108,000 and $24,000, respectively. Interest expense on the 2009 Notes for the nine months ended and three months ended September 30, 2010 was approximately $133,000 and $46,000, respectively.

Related party balances as of September 30, 2011 and principal prepayments for the nine months ended September 30, 2011 under the 2009 Notes are as follows:

	Balance	Less	Balance
	December 31,	Principal	September 30,
	2010	Prepayments	2011
Barry Goldstein IRA	$150,000	$60,000	$90,000
A limited liability company owned by Mr. Goldstein, along with Sam Yedid and Steven Shapiro (who are both directors of KICO)	120,000	120,000	-
Jay Haft, a director of the Company	50,000	20,000	30,000
A member of the family of Michael Feinsod, a director of the Company	100,000	40,000	60,000
Mr. Yedid and members of his family	295,000	139,000	156,000
A member of the family of Floyd Tupper, a director of KICO	70,000	28,000	42,000
Total related party transations	$785,000	$407,000	$378,000

Interest expense on related party borrowings for the nine months and three months ended September 30, 2011 was approximately $57,000 and $12,000, respectively. Interest expense on related party borrowings for the nine months and three months ended September 30, 2010 was approximately $71,000 and $24,000, respectively.

Note 9 – Preferred Stock

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the Company recorded previously issued Preferred Stock as a liability.  All of the preferred stock was exchanged for common stock effective June 30, 2010. For the nine months ended September 30, 2011 and 2010, the preferred dividends have been classified as interest expense of $-0- and $74,706 (including $65,274 to related parties), respectively. For the three months ended September 30, 2011 and 2010, the preferred dividends have been classified as interest expense of $-0- and $-0-, respectively.

Note 10 – Stockholders’ Equity

Dividend Declared

The Company’s Board of Directors approved a quarterly dividend on November 10, 2011 of $.03 per share payable in cash on December 15, 2011 to stockholders of record as of November 30, 2011.

Other Equity Compensation

The results of operations for the nine months ended September 30, 2011 and 2010 include other share-based stock compensation expense totaling $-0- and $143,129, respectively. The results of operations for the three months ended September 30, 2011 and 2010 include other share-based stock compensation expense totaling $-0- and $10,000, respectively. For the nine months ended September 30, 2010, other equity compensation consists of: (a) 50,000 shares granted to the Company’s chief executive officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 12,466 shares granted to directors. The fair value of stock grants is as follows:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Grant	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Chief Executive Officer	-	$-	-	$-	-	$-	50,000	$112,000
Directors	-	-	4,588	10,000	-	-	12,466	31,129
	-	$-	4,588	$10,000	-	$-	62,466	$143,129

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

The results of operations for the nine months and three months ended September 30, 2011 include share-based stock option compensation expense totaling approximately $86,000 and $21,000, respectively.  The results of operations for the nine months and three months ended September 30, 2010 include share-based stock option compensation expense totaling approximately $183,000 and $45,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% for the nine months and three months ended September 30, 2011. Share-based compensation expense related to stock options is net of estimated forfeitures of 23% for the nine months and three months ended September 30, 2010.  Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2011 and 2010 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 was $2.04 per share. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. No stock options were granted during the nine months ended September 30, 2011. The following weighted average assumptions were used for grants during the nine months ended September 30, 2010:

Dividend Yield	0.00%
Volatility	101.25%
Risk-Free Interest Rate	2.62%
Expected Life	5 years

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of September 30, 2011, and changes during the nine months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	393,865	$2.32	3.28	$463,465

Granted		$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at September 30, 2011	393,865	$2.32	2.53	$455,588

Vested and Exercisable at September 30, 2011	269,432	$2.26	2.17	$329,293

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $3.48 closing price of the Company’s Common Stock on September 30, 2011.  No stock options were exercised in the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $75,000. Unamortized compensation cost as of September 30, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.21 years.

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The company records adjustments related to prior year’s taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2011 was 24.1% and 41.9%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010

Computed expected tax expense	$51,003	34.0%	$117,025	34.0%	$501,775	34.0%	$458,036	34.0%
State taxes, net of Federal benefit	(10,225)	(6.8)	10,164	3.0	(24,976)	(1.7)	24,932	1.9
Permanent differences	(70,835)	(47.2)	(12,773)	2.6	(88,153)	(6.0)	46,756	4.5
True-up of prior year taxes	(72,960)	(48.6)	-	-	(50,886)	(3.5)	-	-
Other	33,458	22.3	13,862	(2.3)	17,926	1.2	34,664	1.6
Total tax	$(69,559)	(46.4)%	$128,278	37.3%	$355,686	24.1%	$564,388	41.9%

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

	September 30,	December 31,
	2011	2010
	(unaudited)
Deferred tax asset:
Net operating loss carryovers	$383,403	$253,564
Claims reserve discount	247,454	188,074
Unearned premium	664,933	551,966
Loss and loss adjustment expenses	-	39,100
Reinsurance recoverable	-	13,600
Deferred ceding commission revenue	1,311,659	1,094,634
Accrued expenses	-	56,800
Other	47,447	-
Total deferred tax assets	2,654,896	2,197,738

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,501,119	1,230,460
Intangibles	1,285,064	1,406,371
Depreciation and amortization	195,443	204,287
Reinsurance recoverable	20,400	-
Net unrealized appreciation of securities - available for sale	108,730	109,497
Investment income	27,864	42,348
Other	-	34,332
Total deferred tax liabilities	4,307,620	4,196,295

Net deferred income tax liability	$(1,652,724)	$(1,998,557)

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months and three months ended September 30, 2011 and 2010. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

In July 2011, the Company received a notice that its Federal income tax return for the year ended December 31, 2009 has been selected for examination by the Internal Revenue Service. The audit commenced in September 2011. The final results of this audit are unknown, although management is confident in the tax assertions made in the tax return.

Note 12 – Net Income Per Common Share

For the nine months and three months ended September 30, 2011 there were 269,432 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the nine months ended September 30, 2011 the inclusion of 83,788 net shares of Common Stock assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for such period, and as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share have not been adjusted for the effect of such options.

For the nine months and three months ended September 30, 2010 there were 204,716 and 157,500 vested options with an exercise price below the average market price of the Company’s shares of Common Stock during the period. For the nine months and three months ended September 30, 2010 the inclusion of 51,289 net shares of Common Stock and 20,608 net shares of Common Stock, respectively, assumed to issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for both periods, and as a result, the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share have not been adjusted for the effects of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2011 follows:

Weighted average number of shares outstanding	3,838,386
Effect of dilutive securities, common share equivalents	74,650

Weighted average number of shares outstanding, used for computing diluted earnings per share	3,913,036

Note 13 – Commitments and Contingencies

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

Note 14 – Discontinued Operations

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its former network of retail brokerage outlets in New York State sold substantially all of their assets, including the book of business (the “New York Assets”). As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008. Income from discontinued operations for the nine months ended September 30, 2011 and 2010 includes approximately $-0- and $40,000, respectively, of income from additional consideration from the sale of the New York Assets. Income from discontinued operations for the three months ended September 30, 2011 and 2010 includes approximately $-0- and $16,000, respectively, of income from additional consideration from the sale of the New York Assets.

Note 15 – Subsequent Event

On November 10, 2011, KICO’s board of directors approved a cash dividend of $175,000 to the Company, which was paid on November 11, 2011. Payment of the cash dividend will have no effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”).

We derive 98% of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, investment income and net realized and unrealized gains and losses on investment securities.  Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2011	2010	Change	Percent
Revenues
Direct written premiums	$30,503	$24,969	$5,534	22.2%
Net written premiums	12,410	10,449	1,960	18.8%
Change in net unearned premiums	(1,588)	(2,544)	956	(37.6)%
Net premiums earned	10,822	7,905	2,917	36.9%
Ceding commission revenue (1)	7,348	6,414	934	14.6%
Net investment income	510	436	74	17.0%
Net realized gain on investments	357	229	128	55.9%
Other income	693	664	29	4.4%
Total revenues	19,730	15,648	4,082	26.1%

Expenses
Loss and loss adjustment expenses
Direct loss and loss adjustment expenses	14,343	11,107	3,237	29.1%
Less: ceded loss and loss adjustment expenses	(7,035)	(6,588)	(447)	6.8%
Net loss and loss adjustment expenses (1)	7,308	4,518	2,790	61.7%
Commission expense	4,473	3,647	826	22.6%
Other underwriting expenses	5,045	4,113	932	22.7%
Other operating expenses	863	1,345	(482)	(35.8	) %
Depreciation and amortization	457	464	(7)	(1.5	) %
Interest expense	108	139	(31)	(22.3	) %
Interest expense - mandatorily redeemable preferred stock	-	75	(75)	(100.0	) %
Total expenses	18,254	14,301	3,953	27.6%

Income from continuing operations before taxes	1,476	1,347	129	9.6%
Provision for (benefit from) income tax	356	564	(208)	(36.9	) %
Income from continuing operations	1,120	783	337	43.0%
Income from discontinued operations, net of taxes	-	40	(40)	(100.0	) %
Net income	$1,120	$823	$297	36.1%

Percent of total revenues:
Net premiums earned	54.9%	50.5%
Ceding commission revenue	37.2%	41.0%
Net investment income	2.6%	2.8%
Net realized gains on investments	1.8%	1.5%
Other income	3.5%	4.2%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	63.6%	57.2%
Net catastrophe loss	3.9%	0.0%
Net loss ratio	67.5%	57.2%

(1) Includes net catastrophe losses and net loss adjustment expenses for the nine months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the nine months ended September 30, 2011 (“2011”) were $30,503,000 compared to $24,969,000 during the nine months ended September 30, 2010 (“2010”). The increase of $5,534,000 or 22.2% was primarily due to an increase in policies in-force during 2011 as compared to 2010. Policies in-force increased by 19.7% as of September 30, 2011 compared to September 30, 2010. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $1,960,000, or 18.8%, to $12,410,000 in 2011 from $10,449,000 in 2010. The increase in net written premiums resulted from an increase in direct written premiums in 2011 compared to direct written premiums in 2010. Net written premiums grew at a lower rate than direct written premiums (18.8% compared to 22.2%) due to a greater increase in premiums written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $2,917,000, or 36.9%, to $10,822,000 in 2011 from $7,905,000 in 2010. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

Ceding commission revenue was $7,348,000 in 2011 compared to $6,414,000 in 2010. The increase of $934,000 or 14.6% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates, offset by the effects of Tropical Storm Irene on our ceded net loss ratio which reduced our contingent ceding commission revenue by $493,000. Our quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty year which began July 1, 2011. The carryover amount was recognized effective July 1, 2011, and resulted in an additional $136,000 to our contingent ceding commission revenue. Ceding commission revenue also increased as a result of decreases in ceded loss ratios on prior year’s quota share treaties.

Net investment income was $510,000 in 2011 compared to $436,000 in 2010. The increase of $74,000 or 17.0% was due to an increase in average invested assets in 2011 as compared to 2010, offset by an adjustment to amortization of bond premium in 2011.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.07% and 5.77% at September 30, 2011 and 2010, respectively.

Net realized gains on investments were $357,000 in 2011 compared to $229,000 in 2010. The increase of $128,000 or 55.9% was due to a $133,000 FDIC recovery from a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $7,308,000 in 2011 compared to $4,518,000 in 2010. The net loss ratio was 67.5% in 2011 compared to 57.2% in 2010. The increase of 10.3 percentage points in our net loss ratio for 2011 as compared to 2010 is primarily due to the effects of Tropical Storm Irene in August 2011 and an increase in losses in our commercial auto line of business, which is not subject to a quota share treaty in 2011. As a result of Tropical Storm Irene, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 3.9 percentage points to our net loss ratio.

Commission expense was $4,473,000 in 2011 or 14.7% of direct written premiums. Commission expense was $3,647,000 in 2010 or 14.6% of direct written premiums. The increase of $826,000 or 22.6% is due to the 22.2% increase in direct written premiums in 2011 as compared to 2010.

Other underwriting expenses were $5,045,000 in 2011 compared to $4,113,000 in 2010. The $932,000 increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to the hiring of additional staff needed to service our growth in written premiums. The net underwriting expense ratio was 46.6% in 2011 as compared to 52.0% in 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $863,000 in 2011 compared to $1,345,000 in 2010. The $482,000 decrease in 2011 was primarily due to decreases in professional fees, executive employment costs, and amortization of stock options. The reduction of professional fees in 2011 was due to the elimination of the additional costs incurred in 2010 stemming from the acquisition of KICO on July 1, 2009. The reduction of executive employment costs is due to share-based bonus compensation to our Chief Executive Officer in 2010, which was incurred pursuant to his amended employment agreement dated March 24, 2010. No such share-based bonus compensation was incurred in 2011. The reduction in amortization of stock options decreased as a result of more stock options being fully vested prior to 2011.

Interest expense was $108,000 in 2011 compared to $139,000 in 2010. The $31,000 decrease in interest expense was due to the $703,000 partial redemption of our 2009 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate from 12.625% to 9.5%.

Interest expense on mandatorily redeemable preferred stock was $-0- in 2011 compared to $75,000 in 2010.  The reduction was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.

Income tax expense in 2011 was $356,000, which resulted in an effective tax rate of 24.1%. Income tax expense in 2010 was $564,000, which resulted in an effective tax rate of 41.9%. The decrease in our effective tax rate resulted primarily from a change to tax exempt permanent differences in 2011 from taxable permanent differences in 2010 and the true-up of our 2010 income tax liability. Permanent differences in 2011 had less of an impact on the effective tax rate due to a lower percentage of permanent differences to book income compared to 2010.

Net income was $1,120,000 in 2011 compared to $823,000 in 2010. The increase in net income of $297,000 was due to the circumstances that caused the increases in our net premiums earned and ceding commission revenue, increase in net realized gains and a decrease in other operating expenses, offset by increases in our net loss ratio and other underwriting expenses, as described above.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2011	2010	Change	Percent
Revenues
Direct written premiums	$10,383	$8,376	$2,007	24.0%
Net written premiums	4,267	3,366	900	26.7%
Change in net unearned premiums	(330)	(301)	(29)	9.6%
Net premiums earned	3,937	3,065	871	28.4%
Ceding commission revenue (1)	2,308	2,232	76	3.4%
Net investment income	172	155	17	11.0%
Net realized gain on investments	197	84	113	134.5%
Other income	228	215	13	6.0%
Total revenues	6,842	5,751	1,090	19.0%

Expenses
Loss and loss adjustment expenses
Direct loss and loss adjustment expenses	6,555	4,490	2,065	46.0%
Less: ceded loss and loss adjustment expenses	(3,621)	(2,582)	(1,039)	40.3%
Net loss and loss adjustment expenses (1)	2,934	1,908	1,026	53.8%
Commission expense	1,596	1,287	309	24.0%
Other underwriting expenses	1,734	1,581	153	9.7%
Other operating expenses	260	428	(168)	(39.3	) %
Depreciation and amortization	144	156	(12)	(7.7	) %
Interest expense	24	47	(23)	(48.9	) %
Total expenses	6,692	5,407	1,285	23.8%

Income from continuing operations before taxes	150	344	(195)	(56.5	) %
Provision for (benefit from) income tax	(70)	128	(198)	(154.7	) %
Income from continuing operations	220	216	3	1.5%
Income from discontinued operations, net of taxes	-	16	(16)	(100.0	) %
Net income	$220	$232	$(13)	(5.5	) %

Percent of total revenues:
Net premiums earned	57.5%	53.3%
Ceding commission revenue	33.7%	38.8%
Net investment income	2.5%	2.7%
Net realized gains on investments	2.9%	1.5%
Other income	3.3%	3.7%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	63.8%	62.2%
Net catastrophe loss	10.7%	0.0%
Net loss ratio	74.5%	62.2%

(1) Includes net catastrophe losses and net loss adjustment expenses for the three months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended September 30, 2011 (“Q3 2011”) were $10,383,000 compared to $8,376,000 during the three months ended September 30, 2010 (“Q3 2010”). The increase of $2,007,000 or 24.0% was primarily due to an increase in policies in-force during Q2 2011 as compared to Q2 2010. Policies in-force increased by 19.7% as of September 30, 2011 compared to September 30, 2010. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $900,000, or 26.7%, to $4,267,000 in Q3 2011 from $3,366,000 in Q3 2010. The increase in net written premiums resulted from an increase in direct written premiums in Q3 2011 compared to direct written premiums in Q3 2010. Net written premiums grew at a greater rate than direct written premiums (26.7% compared to 24.0%) due to a reduction effective July 1, 2011 in the quota share percentage on our commercial lines from 75% to 60%.

Net premiums earned increased $871,000, or 28.4%, to $3,937,000 in Q3 2011 from $3,065,000 in Q3 2010. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

Ceding commission revenue was $2,308,000 in Q3 2011 compared to $2,232,000 in Q3 2010. The increase of $76,000 or 3.4% was due to the increase in the amount of premiums ceded and more favorable ceding commission rates, offset by the effects of Tropical Storm Irene on our ceded net loss ratio which reduced our contingent ceding commission revenue by $493,000. Our quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty year which began July 1, 2011. The carryover amount was recognized effective July 1, 2011, and resulted in an additional $136,000 to our contingent ceding commission revenue. Increases in ceded loss ratios on prior year’s quota share treaties had the effect of decreasing Ceding commission revenue in Q3.

Net investment income was $172,000 in Q3 2011 compared to $155,000 in Q3 2010. The increase of $17,000 or 11.0% was due to an increase in average invested assets in Q3 2011 as compared to Q3 2010.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.07% and 5.77% at September 30, 2011 and 2010, respectively.

Net realized gains on investments were $197,000 in 2011 compared to $84,000 in 2010. The increase of $113,000 or 134.5% was primarily due to a $133,000 FDIC recovery from a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $2,934,000 in Q3 2011 compared to $1,908,000 in Q3 2010. The net loss ratio was 74.5% in Q3 2011 compared to 62.2% in Q3 2010. The increase of 12.3 percentage points in our net loss ratio for 2011 as compared to 2010 is primarily due to the effects of Tropical Storm Irene in August 2011 and an increase in losses in our commercial auto line of business, which is not subject to a quota share treaty in 2011. As a result of Tropical Storm Irene, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 10.7 percentage points to our net loss ratio.

Commission expense was $1,596,000 in Q3 2011 or 15.4% of direct premiums written. Commission expense was $1,287,000 in Q3 2010 or 15.4% of direct written premiums. The increase of $309,000 or 24.0% is due to the 24.0% increase in direct written premiums in Q3 2011 as compared to Q3 2010.

Other underwriting expenses were $1,734,000 in Q3 2011 compared to $1,581,000 in Q3 2010. The $153,000 increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to the hiring of additional staff needed to service our growth in written premiums. The net underwriting expense ratio was 44.0% in Q3 2011 as compared to 51.6% in Q3 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $260,000 in Q3 2011 compared to $428,000 in Q3 2010. The $168,000 decrease in Q3 2011 was primarily due to decreases in salaries and amortization of stock options. The decrease in salaries is due a change in allocation of our executive salaries to corporate expenses and a reduction of the accrued bonus to our CEO based on the formula calculated pursuant to his amended employment agreement date March 24, 2010. The reduction in amortization of stock options decreased as a result of more stock options being fully vested prior to Q3 2011.

Interest expense was $24,000 in Q3 2011 compared to $47,000 in Q3 2010. The $23,000 decrease in interest expense was due to the $703,000 partial redemption of our 2009 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate from 12.625% to 9.5%.

Income tax benefit in Q3 2011 was $70,000, which resulted in an effective tax rate of (46.4)%. Income tax expense in Q3 2010 was $128,000, which resulted in an effective tax rate of 37.3%.

Net income was $220,000 in Q3 2011 compared to $232,000 in Q3 2010. The decrease in net income of $13,000 was due to the circumstances that caused the increases in our net loss ratio and other underwriting expenses, offset by increases in our net premiums earned and ceding commission revenue, increase in realized gains, decrease in other operating expenses, and increase in tax benefit, as described above.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Net premiums earned	$3,937,189	$3,065,289	$10,822,137	$7,905,350
Ceding commission revenue	2,307,390	2,231,493	7,347,832	6,413,774
Net investment income	172,039	154,679	510,173	435,882
Net realized gain on investments	196,574	84,054	357,006	228,803
Other income	109,452	82,498	307,511	244,666
Total revenues	6,722,644	5,618,013	19,344,659	15,228,475

Expenses
Loss and loss adjustment expenses	2,933,531	1,907,917	7,307,925	4,518,253
Commission expense	1,596,281	1,287,268	4,472,924	3,647,371
Other underwriting expenses	1,734,137	1,580,827	5,045,051	4,112,889
Depreciation and amortization	144,122	154,475	452,503	461,076
Total expenses	6,408,071	4,930,488	17,278,403	12,739,590

Income from operations	314,573	687,525	2,066,256	2,488,885
Income tax expense	30,295	209,426	601,939	820,036
Net income	$284,278	$478,100	$1,464,317	$1,668,850

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjust expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2011
Written premiums	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Earned premiums	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Loss and loss adjustment expenses exluding the effect of catastrophes	$12,639,123	$15,704	$(5,768,974)	$6,885,853
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$14,327,412	$15,704	$(7,035,191)	$7,307,925

Loss ratio excluding the effect of catastrophes	47.4%	198.8%	36.4%	63.6%
Catastrophe loss	6.3%	0.0%	8.0%	3.9%
Loss ratio	53.7%	198.8%	44.3%	67.5%

Nine months ended September 30, 2010
Written premiums	$24,969,119	$9,572	$(14,529,432)	$10,449,259
Unearned premiums	(3,126,232)	(1,360)	583,683	(2,543,909)
Earned premiums	$21,842,887	$8,212	$(13,945,749)	$7,905,350

Loss and loss adjustment expenses exluding the effect of catastrophes	$11,095,027	$11,543	$(6,588,317)	$4,518,253
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$11,095,027	$11,543	$(6,588,317)	$4,518,253

Loss ratio excluding the effect of catastrophes	50.8%	140.6%	47.2%	57.2%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	50.8%	140.6%	47.2%	57.2%

Three months ended September 30, 2011
Written premiums	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Unearned premiums	(909,125)	(41)	579,881	(329,285)
Earned premiums	$9,473,516	$3,368	$(5,539,695)	$3,937,189

Loss and loss adjustment expenses exluding the effect of catastrophes	$4,857,144	$9,649	$(2,355,334)	$2,511,459
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$6,545,433	$9,649	$(3,621,551)	$2,933,531

Loss ratio excluding the effect of catastrophes	51.3%	286.5%	42.5%	63.8%
Catastrophe loss	17.8%	0.0%	22.9%	10.7%
Loss ratio	69.1%	286.5%	65.4%	74.5%

Three months ended September 30, 2010
Written premiums	$8,375,776	$6,436	$(5,015,905)	$3,366,307
Unearned premiums	(595,995)	(3,432)	298,409	(301,018)
Earned premiums	$7,779,781	$3,004	$(4,717,496)	$3,065,289

Loss and loss adjustment expenses exluding the effect of catastrophes	$4,482,894	$6,825	$(2,581,802)	$1,907,917
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,482,894	$6,825	$(2,581,802)	$1,907,917

Loss ratio excluding the effect of catastrophes	57.6%	227.2%	54.7%	62.2%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	57.6%	227.2%	54.7%	62.2%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net premiums earned	$3,937,189	$3,065,289	$10,822,137	$7,905,350
Ceding commission revenue (1)	2,307,390	2,231,493	7,347,832	6,413,774
Other income	109,452	82,498	307,511	244,666

Loss and loss adjustment expenses (2)	2,933,531	1,907,917	7,307,925	4,518,253

Acquistion costs and other underwriting expenses:
Commission expense	1,596,281	1,287,268	4,472,924	3,647,371
Other underwriting expenses	1,734,137	1,580,827	5,045,051	4,112,889
Total acquistion costs and other underwriting expenses	3,330,418	2,868,095	9,517,975	7,760,260

Underwriting income	$90,082	$603,268	$1,651,580	$2,285,277

Key Measures:
Net loss ratio excluding the effect of catastrophes	63.8%	62.3%	63.6%	57.2%
Effect of catastrophe loss on loss ratio (2)	10.7%	0.0%	3.9%	0.0%
Net loss ratio	74.5%	62.3%	67.5%	57.2%

Net underwriting expense ratio excluding the effect of catastrophes	10.7%	18.1%	12.7%	13.9%
Effect of catastrophe loss on net underwriting expense ratio (1) (2)	12.5%	0.0%	4.6%	0.0%
Net underwriting expense ratio	23.2%	18.1%	17.2%	13.9%

Net combined ratio excluding the effect of catastrophes	74.5%	80.3%	76.3%	71.1%
Effect of catastrophe loss on net combined ratio (1) (2)	23.2%	0.0%	8.5%	0.0%
Net combined ratio	97.7%	80.3%	84.7%	71.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$3,330,418	$2,868,095	$9,517,975	$7,760,260
Less: Ceding commission revenue (1)	(2,307,390)	(2,231,493)	(7,347,832)	(6,413,774)
Less: Other income	(109,452)	(82,498)	(307,511)	(244,666)
	$913,576	$554,104	$1,862,632	$1,101,820

Net earned premium	$3,937,189	$3,065,289	$10,822,137	$7,905,350

(1) The effect of catastrophes reduced contingent ceding commission revenue by $492,870 for the three months and nine months ended September 30, 2011. A provision in our quota share reinsurance treaty, which expired June 30, 2011, limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty year which began July 1, 2011. The carry forward of the unused benefit resulted in additional contingent ceding commission revenue of approximately $136,000 for the three months and nine months ended September 30, 2011.

(2) Includes net catastrophe losses and net loss adjustment expenses for the three months ended September 30, 2011of $422,072.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2011 and December 31, 2010:

Available for Sale Securities

	September 30, 2011

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$499,815	$49,398	$-	$-	$549,213	2.5%

Political subdivisions of States, Territories and Possessions	6,133,143	288,099	-	-	6,421,242	29.1%

Corporate and other bonds industrial and miscellaneous	10,956,040	271,758	(221,751)	(24,860)	10,981,187	49.7%
Total fixed-maturity securities	17,588,998	609,255	(221,751)	(24,860)	17,951,642	81.2%
Equity Securities	4,119,319	235,726	(211,788)	-	4,143,257	18.8%
Total	$21,708,317	$844,981	$(433,539)	$(24,860)	$22,094,899	100.0%

	December 31, 2010

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	5.4%

Political subdivisions of States, Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	37.6%

Corporate and other bonds industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	41.6%
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	84.6%
Equity Securities	2,825,015	218,717	(60,697)	-	2,983,035	15.4%
Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	100.0%

Held to Maturity Securities

September 30, 2011
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
(unaudited)

U.S. Treasury securities	$606,234	$165,047	$-	$-	$771,281	100.0%

December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of September 30, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$549,213	3.1%	$1,042,657	6.4%
AAA	3,952,158	22.0%	4,229,483	25.9%
AA	3,794,815	21.1%	3,698,610	22.6%
A	4,705,163	26.2%	4,770,488	29.2%
BBB	4,950,293	27.6%	2,597,863	15.9%
Total	$17,951,642	100.00%	$16,339,101	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.75%	18.1	3.27%	14.1

Political subdivisions of States, Territories and Possessions	3.89%	5.6	4.24%	6.9

Corporate and other bonds industrial and miscellaneous	5.12%	6.8	5.20%	7.6

Fair Value Consideration

 As disclosed in Note 5 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2011 and December 31, 2010, 91% and 90%, respectively of the investment portfolio recorded at fair value was priced based upon quoted market prices. As of September 30, 2011 and December 31, 2010, 9% and 10%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs other than quoted prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2011 and December 31, 2010, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	-	-	-

Corporate and other bonds industrial and miscellaneous	4,131,740	(221,751)	1	375,140	(24,860)	22	4,506,880	(246,611)

Total fixed-maturity securities	$4,131,740	$(221,751)	1	$375,140	$(24,860)	22	$4,506,880	$(246,611)

Equity Securities:
Preferred stocks	$719,322	$(91,915)	6	$-	$-	-	$719,322	$(91,915)
Common stocks	947,280	(119,873)	13	-	-	-	947,280	(119,873)

Total equity securities	$1,666,602	$(211,788)	19	$-	$-	-	$1,666,602	$(211,788)

Total	$5,798,342	$(433,539)	20	$375,140	$(24,860)	22	$6,173,482	$(458,399)

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$2,870,728	$(86,234)	11	$1,119,244	$(12,995)	4	$3,989,972	$(99,229)

Corporate and other bonds industrial and miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)
Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

There are 42 securities at September 30, 2011 that account for the gross unrealized loss, none of which is deemed by us to be other than temporarily impaired. There were 60 securities at December 31, 2010 that account for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Insurance Department that for a period of two years following the effective date of conversion of July 1, 2009, no dividend would be paid by KICO to us without the approval of the Insurance Department. As of June 30, 2011, no such request had been made by us to the Insurance Department. The first dividend of $175,000 was paid on August 12, 2011 by KICO to us. On November 10, 2011, KICO’s board of directors approved a cash dividend of $175,000 to us, which was paid on November 11, 2011. We have also agreed with the Insurance Department that certain intercompany transactions between KICO and us must be filed with the Insurance Department 30 days prior to implementation and not disapproved by the Insurance Department.

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our discontinued operations. Effective July 1, 2011, as discussed above, we may also receive cash dividends from KICO, subject to statutory restrictions. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

We prepaid $703,000 of our notes payable during the quarter ended June 30, 2011. As of September 30, 2011, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2011	2010

Cash flows provided by (used in):
Operating activities	$5,790,641	$2,100,557
Investing activities	(2,257,043)	(2,345,574)
Financing activities	(829,150)	381,732
Net increase in cash and cash equivalents	2,704,448	136,715
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$3,031,068	$762,035

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

We used in financing activities in 2011, in comparison to cash being provided by financing activities in 2010, as a result of the $714,000 prepayment of notes payable in 2011, compared to $400,000 of proceeds from notes payable received in 2010, and a dividend payment of $115,000 in 2011 compared to no such payment in  2010.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

KINGSTONE COMPANIES, INC.

Dated: November 14, 2011	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer