Form 10-K
period 2011-12-31
KINGSTONE COMPANIES, INC.
filed 2012-03-30
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________TO__________

Commission File Number  0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1154 Broadway, Hewlett, New York	11557
(Address of principal executive offices)	(Zip Code)

(516) 374-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,195,773 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 30, 2012, there were 3,779,900 shares of common stock outstanding.

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

We offer property and casualty insurance products to small businesses and individuals in New York State through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in the State of New York. In 2011, KICO obtained a license to write property and casualty insurance in Pennsylvania; however, KICO has not commenced writing business in Pennsylvania. Payments, Inc., our wholly-owned subsidiary, is a licensed premium finance company in the State of New York and receives fees for placing contracts with a third party licensed premium finance company.

Recent Developments

Developments During 2011

● Debt Financing

From June 2009 through March 2010, we borrowed $1,450,000 (including $785,000 from related parties) and issued promissory notes in such aggregate principal amount (the “2009/2010 Notes”).  During the quarter the ended June 30, 2011, we prepaid $703,000 (including $407,000 to related parties) of the principal amount of the 2009/2010 Notes. In June 2011, the remaining noteholders agreed to extend the maturity date of the 2009/2010 Notes for a period of three years from July 10, 2011 to July 10 2014, and, effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. The remaining 2009/2010 Notes, as extended, can be prepaid without premium or penalty.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and “Certain Relationships and Related Transactions, and Director Independence – 2009/2010 Debt Financing” in Items 7 and 13, respectively, of this Annual Report.

● Line of Credit

On December 27, 2011, we obtained a $500,000 line of credit. The line of credit bears interest at a floating rate based on the bank’s prime rate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in Item 7 of this Annual Report.

● Dividends Declared

In 2011, we declared our first quarterly dividends on our common stock. Dividends of $.03 per share were declared on each of August 11, 2011 and November 10, 2011 and were paid on September 15, 2011 and December 15, 2011, respectively.

● A.M. Best Rating

In 2011, the A.M. Best rating for KICO was upgraded from B (Fair) to B+ (Good).

Developments During 2010

● Mandatorily Redeemable Preferred Stock Exchanged for Common Stock

In accordance with accounting principles generally accepted in the United Sates of America (“GAAP”) for accounting for certain financial instruments with characteristics of both liabilities and equity, our mandatorily redeemable preferred stock had been reported as a liability of $1,299,231 on December 31, 2009. Effective June 30, 2010, we issued 787,409 shares of common stock in exchange for 1,299 shares of our outstanding mandatorily redeemable Series E preferred stock. The value of the exchanged Series E preferred stock was approximately $1,299,231.  The effective price for the exchange was $1.65 per share of common stock, which was approximately equal to the fair value of the common stock issued. For the year ended December 31, 2010, the preferred dividends have been classified as interest expense of $74,706.

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

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under GAAP is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

General

 Substantially all of our continuing operations consist of the underwriting of property and casualty insurance. KICO is a multi-line regional property and casualty insurance company writing business exclusively through independent agents and brokers (“producers”).   We are licensed to write insurance in New York and Pennsylvania. KICO obtained authority to write business in Pennsylvania in February 2011; however, it has not commenced writing business in Pennsylvania. KICO provides direct markets to small and medium-sized producers located primarily in downstate New York, consisting of New York City, Long Island, and Westchester County. In 2011, KICO expanded its market to include parts of western New York, primarily Buffalo, Rochester and Syracuse.

KICO’s competitive advantage in the marketplace is the service it provides to its producers, policyholders and claimants.  Our insurance producers value their relationship with us since they receive excellent, consistent personal service coupled with competitive rates and commission levels. We believe there are many producers looking for an insurer like KICO, which offers the producer a potential for growth and good service.  KICO consistently is rated above average in the important areas of underwriting, claims handling and service to producers. We believe that the excellent service we provide to our producers, policyholders and claimants provides a foundation for growth. In 2010, in a company performance survey conducted by the Professional Insurance Agents of New York and New Jersey (“PIA”), KICO was rated the top performer by PIA members in New York. Each year the PIA surveys its membership, asking them to rate the carriers with whom they do business. The survey covers 20 different performance categories such as claims, underwriting, agent support and technology. In 2010, 81 companies were rated along with KICO, including large national carriers.

We have developed online application raters and inquiry systems for many of our personal lines and commercial automobile products.  Substantially all of our personal lines are underwritten using these tools.  We plan to expand online capabilities to our other lines of business.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to be conservative in the approach to risks that we write. We monitor results on a regular basis and all of our producers are reviewed by management on a quarterly basis.  In general, we try to avoid severity by writing at lower liability limits when possible.

We believe our rates are competitive with other carriers’ rates in our markets.  We believe that consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our select producers who understand and appreciate the conservative, consistent path we have chosen.  We carefully underwrite all of our business utilizing the CLUE database, motor vehicle reports, credit reports, physical inspection of risks and other underwriting software. In the event that a material misrepresentation is discovered in the underwriting process, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in New York City and Long Island and are cognizant of our exposure to hurricanes. We have mitigated this risk by adding mandatory hurricane deductibles to all policies. Our claim and underwriting expertise enables us to profitably write personal lines business in all areas of New York City and Long Island.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, mechanical breakdown and personal umbrella policies.

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

For-hire vehicle physical damage only policies - These policies are designed for newer vehicles utilized as black cars (livery vehicles up to four years old), silver cars (livery vehicles over four years old), yellow taxicabs and car service vehicles.

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

We evaluate the results of each producer through periodic reviews of volume and profitability. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning. Producers not attaining our standards are either terminated or asked to resign.

Each producer is assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us. Requests for quotes are responded to as promptly as possible. Our online application raters and inquiry systems have streamlined the process of placing business with KICO, but we accommodate all other means of producer transmissions.  Our producers have access to a website which contains all of our applications, rating software, policy forms and underwriting guidelines for all lines of business.  We send out our publication “KICO Producer News” in order to inform our producers of updates at KICO. In addition we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

We compete with large national carriers as well as regional and local carriers in the property and casualty insurance marketplace.  Within our selected producers’ offices, we compete with the other carriers available to that producer.  Most of our competition is from carriers with far greater capital and brand recognition.  We feel we can compete with any carrier based on service, stressing the development of our personal underwriting with the producer, and the fair and expedient handling of claims.

Competition with carriers offering lower premium rates could result in fewer applications for coverage. We are unable to predict the extent to which new, proposed or potential initiatives by our competitors may affect the demand for our products or the risks that may be available for us to consider underwriting.

Loss and Loss Adjustment Expense Reserves

We are required to establish reserves for incurred losses that are unpaid, including reserves for claims and loss adjustment expenses (“LAE”), which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. We establish these reserves after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for losses incurred but not reported (“IBNR”) and LAE. We establish these two categories of loss reserves as follows:

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

IBNR reserves - We also estimate and establish reserves for loss and LAE amounts incurred but not yet reported. IBNR reserves are calculated as ultimate losses and LAE less reported losses and LAE. Ultimate losses are projected by using generally accepted actuarial techniques.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2011	2010

Balance at beginning of period	$17,711,907	$16,513,318
Less reinsurance recoverables	(10,431,415)	(10,512,203)
Net balance, beginning of period	7,280,492	6,001,115

Incurred related to:
Current year	8,297,998	6,095,528
Prior years	273,060	330,057
Total incurred	8,571,058	6,425,585

Paid related to:
Current year	4,108,010	2,855,074
Prior years	3,220,851	2,291,134
Total paid	7,328,861	5,146,208

Net balance at end of period	8,522,689	7,280,492
Add reinsurance recoverables	9,958,028	10,431,415
Balance at end of period	$18,480,717	$17,711,907

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2004 through 2011. We did not have accurate and reliable data for years 2002 and 2003, years which are to be included in the required ten year period.  The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520
Net reserve estimated as of One year later	5,122	3,627	4,844	5,430	6,119	6,235	7,483
Two years later	5,698	4,315	5,591	5,867	6,609	6,393
Three years later	6,356	5,101	5,792	6,433	6,729
Four years later	6,985	5,094	6,260	6,569
Five years later	7,049	5,540	6,343
Six years later	7,476	5,616
Seven years later	7,561
Eight years later
Nine years later
Ten years later
Net cumulative redundancy (deficiency)	(4,420)	(2,542)	(1,973)	(1,770)	(906)	(392)	(203)

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	3,347	1,106	2,018	1,855	2,533	2,307	3,201
Two years later	4,291	2,321	3,303	3,339	3,974	3,992
Three years later	4,965	3,321	4,036	4,339	5,054
Four years later	5,598	3,705	4,471	5,146
Five years later	5,840	3,988	5,079
Six years later	6,101	4,484
Seven years later	6,557
Eight years later
Nine years later
Ten years later

Net reserve -
December 31,	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520
* Reinsurance Recoverable	7,610	7,283	6,523	6,693	9,766	10,512	10,432	9,960
* Gross reserves -
December 31,	10,751	10,357	10,893	11,492	15,589	16,513	17,712	18,480

Net re-estimated reserve	7,561	5,616	6,343	6,569	6,729	6,393	7,483
Re-estimated reinsurance recoverable	9,401	9,585	9,719	9,518	11,393	10,842	10,317
Gross re-estimated reserve	16,962	15,201	16,062	16,087	18,122	17,235	17,800

Gross cumulative redundancy (deficiency)	(6,211)	(4,844)	(5,169)	(4,595)	(2,533)	(722)	(88)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Our reinsurance program is structured to reflect our obligations and goals. Reinsurance via quota share allows for a carrier to write business without increasing its underwriting leverage above a management determined ratio. The business written under a reinsurance quota share obligates a reinsurer to assume the risks involved, and gives the reinsurer the profit (or loss) associated with such.  Since KICO converted to a stock company in 2009, we determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2011 and 2010, is summarized in the table below by type of investment.

	December 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Less than one year	$1,079,924	4.8%	$253,385	1.6%
One to five years	7,045,774	31.2%	6,997,694	42.8%
Five to ten years	12,680,441	56.2%	7,118,405	43.6%
More than 10 years	1,762,793	7.8%	1,969,617	12.1%
Total	$22,568,932	100.0%	$16,339,101	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of December 31, 2011 and 2010 as rated by Standard and Poor’s.

	December 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$550,188	2.4%	$1,042,657	6.4%
AAA	3,041,576	13.5%	4,229,483	25.9%
AA	4,502,733	20.0%	3,698,610	22.6%
A	6,977,222	30.9%	4,770,488	29.2%
BBB	7,497,213	33.2%	2,597,863	15.9%
Total	$22,568,932	100.00%	$16,339,101	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

We currently have a Demotech rating of A (Excellent) which generally qualifies our policies for banks and finance companies. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011. KICO is in the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating could create additional demand from producers requiring a carrier to have an A.M. Best rating.

Premium Financing

Customers who purchase insurance policies are often unable to pay the premium in a lump sum or are unable to afford the payment plan offered and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is secured by the unearned portion of the insurance premiums being financed and held by the insurance carrier.  Our wholly-owned subsidiary, Payments Inc. (“Payments”), is licensed as a premium finance agency in the state of New York.

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York. In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 1.8% and 2.2% of our revenues from continuing operations during the years ended December 31, 2011 and 2010, respectively.

The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the state in which we operate.  Among other restrictions, the interest rate that may be charged to the insured for financing their premiums is limited by these state statutes.  See “Government Regulation” below.

Government Regulation

Holding Company Regulation

We, as the parent of KICO, are subject to the insurance holding company laws of the state of New York. These laws generally require an insurance company to register with the New York State Department of Financial Services (the “Department”) and to furnish annually financial and other information about the operations of companies within our holding company system. Generally under these laws, all material transactions among companies in the holding company system to which KICO is a party must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Department.

In addition, in connection with the plan of conversion of CMIC, we agreed with the Department that, until July 1, 2011, no dividend could be paid by KICO to us without the approval of the Department.

Change of Control

The insurance holding company laws of the state of New York require approval by the Department of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company.  Any future transactions that would constitute a change of control of KICO, including a change of control of Kingstone Companies, Inc., would generally require the party acquiring control to obtain the approval of the Department (and in any other state in which KICO may operate).  Obtaining these approvals may result in the material delay of, or deter, any such transaction.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Kingstone Companies, Inc., including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

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

KICO is required to file detailed financial statements and other reports with the insurance departments in the states in which KICO is licensed to transact business. In 2011 New York was the only state in which KICO transacted business. In February 2011, KICO obtained an insurance license to transact business in Pennsylvania. These financial statements are subject to periodic examination by the insurance departments.

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

On July 21, 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 20l0 (the “Dodd-Frank Act”). Certain sections of the Dodd-Frank Act relate to the business of insurance. The Dodd-Frank Act creates the Federal Insurance Office (“FIO”). Initially, the FIO will have limited authority and will mainly gather information and report to Congress on the business of insurance. Many sections of the Dodd-Frank Act become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been drafted. We are unable to predict how or when these changes may be implemented, or the effect, if any, these developments would have on our operations and financial condition.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The New York State Department of Financial Services commenced its examination of KICO during January 2012.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2011.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory basis) for the trailing four quarters.  As of December 31, 2011, the maximum distribution that KICO could pay without prior regulatory approval was approximately $792,000, which is based on investment income for the last four quarters.

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

As of December 31, 2011, as a result of its growth, KICO had two ratios outside the usual range due to reliance on quota share reinsurance and growth in surplus as a percentage in excess of the allowable average.

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

Premium Financing

Our premium finance subsidiary, Payments Inc., is regulated in New York by the Department of Financial Services.  The regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, involve the following:

●	regulating the interest rates, fees and service charges that may be charged;

●	imposing minimum capital requirements for our premium finance subsidiary or requiring surety bonds in addition to or as an alternative to such capital requirements;

●	governing the form and content of our financing agreements;

●	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

●
prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

●	requiring our premium finance company to qualify for and obtain a license and to renew the license each year;

●	conducting periodic financial and market conduct examinations and investigations of our premium finance company and its operations;

●	requiring prior notice to the regulating agency of any change of control of our premium finance company.

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

Employees

As of December 31, 2011, we had 49 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

Not applicable.  See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Our principal executive offices are located at 1154 Broadway, Hewlett, New York.  Our insurance underwriting business is located at 15 Joys Lane, Kingston, New York.

The current yearly aggregate base rental for our executive offices is approximately $20,000.  We own the building from which our insurance underwriting business operates, free of mortgage.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2011 Calendar Year
First Quarter	$3.90	$3.02
Second Quarter	3.88	2.82
Third Quarter	3.68	2.47
Fourth Quarter	3.59	2.97

	High	Low
2010 Calendar Year
First Quarter	$3.82	$2.34
Second Quarter	3.63	2.51
Third Quarter	2.89	2.25
Fourth Quarter	3.90	2.30

Holders

As of March 21, 2012, there were approximately 500 record holders of our common stock.

Dividends

Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. During 2011, we paid quarterly dividends of $0.03 per share on September 15, 2011 and December 15, 2011.  Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.  Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

Our ability to pay dividends depends, in part, upon on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

We declared dividends on our common stock as follows:

	2011	2010

Common stock dividends declared	$230,303	$-

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 The following table set forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/11 – 10/31/11	-	-	-	-
11/1/11 – 11/30/11	-	-	-	-
12/1/11 – 12/31/11	78,486	$3.02	-	-
Total	78,486	$3.02	-	-

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”).

We derive 98% of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our portfolio, and net realized gains and losses on investment securities.  Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.

Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include legal, auditing and consulting fees, occupancy costs related to our corporate office, executive employment costs, and other costs directly associated with being a public company.

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

Net investment income and net realized gains (losses) on investments.  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, short-term investments, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

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

Income tax expense.  We incur federal income tax expense on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies  involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 (Accounting Policies and Basis of Presentation) of the Notes to Consolidated Financial Statements following Item 15 of this Annual Report.

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Years ended December 31
($ in thousands)	2011	2010	Change	Percent
Revenues
Direct written premiums	$40,735	$33,249	$7,485	22.5%
Net written premiums	16,296	13,735	2,561	18.6%
Change in net unearned premiums	(1,427)	(2,599)	1,172	(45.1	) %
Net premiums earned	14,869	11,136	3,733	33.5%
Ceding commission revenue	10,625	8,583	2,042	23.8%
Net investment income	754	617	137	22.2%
Net realized gain on investments	524	349	175	50.1%
Other income	921	911	10	1.1%
Total revenues	27,693	21,596	6,097	28.2%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	15,644	13,613	2,031	14.9%
Less: ceded loss and loss adjustment expenses	(7,073)	(7,188)	115	(1.6	) %
Net loss and loss adjustment expenses	8,571	6,426	2,145	33.4%
Commission expense	6,231	5,057	1,174	23.2%
Other underwriting expenses	7,373	5,779	1,594	27.6%
Other operating expenses	1,203	1,610	(407)	(25.3	) %
Depreciation and amortization	603	615	(12)	(2.0	) %
Interest expense	121	185	(64)	(34.6	) %
Interest expense - mandatorily
redeemable preferred stock	-	75	(75)	(100.0	) %
Total expenses	24,102	19,747	4,355	22.1%

Income from continuing operations before taxes	3,591	1,849	1,742	94.2%
Provision for income tax	1,089	767	322	42.0%
Income from continuing operations	2,502	1,082	1,420	131.2%
Loss from discontinued operations, net of taxes	-	(99)	99	(100.0	) %
Net income	$2,502	$983	$1,519	154.5%

Percent of total revenues:
Net premiums earned	53.7%	51.6%
Ceding commission revenue	38.4%	39.7%
Net investment income	2.7%	2.9%
Net realized gains on investments	1.9%	1.6%
Other income	3.3%	4.2%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	54.6%	57.7%
Net catastrophe loss	3.0%	0.0%
Net loss ratio	57.6%	57.7%

(1) For the year ended December 31, 2011, includes direct catastrophe losses and loss adjustment expenses of $1,796,000, and net catastrophe losses and loss adjustment expenses of $449,000, incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. Catastrophe losses incurred from Tropical Storm Irene increased our ceded loss ratio which reduced our contingent ceding commission revenue by $200,000. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the year ended December 31, 2011 (“2011”) were $40,735,000 compared to $33,249,000 during the year ended December 31, 2010 (“2010”). The increase of $7,485,000, or 22.5%, was primarily due to an increase in policies in-force during 2011 as compared to 2010. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 20.1% as of December 31, 2011 compared to December 31, 2010. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $2,561,000, or 18.6%, to $16,296,000 in 2011 from $13,735,000 in 2010. The increase in net written premiums resulted from an increase in direct written premiums in 2011 compared to direct written premiums in 2010. Net written premiums grew at a lower rate than direct written premiums (18.6% compared to 22.5%) due to a greater increase in premiums written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $3,733,000, or 33.5%, to $14,869,000 in 2011 from $11,136,000 in 2010. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010.

Ceding commission revenue was $10,625,000 in 2011 compared to $8,583,000 in 2010. The increase of $2,042,000, or 23.8%, was due to the increase in the amount of premiums ceded and more favorable ceding commission rates, offset by the effects of Tropical Storm Irene on our ceded net loss ratio which reduced our contingent ceding commission revenue by $200,000. Our quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty year which began July 1, 2011. The carryover amount was included in our computation of contingent ceding commission effective July 1, 2011, and resulted in an additional $264,000 to our contingent ceding commission revenue. Ceding commission revenue also increased as a result of favorable development on prior year’s quota share treaties.

Net investment income was $754,000 in 2011 compared to $617,000 in 2010. The increase of $137,000, or 22.2%, was due to an increase in average invested assets in 2011 as compared to 2010, offset by an increase in investment expenses, including an adjustment to amortization of bond premium in 2011.  The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.43% and 5.74% at December 31, 2011 and 2010, respectively.

Net realized gains on investments were $524,000 in 2011 compared to $349,000 in 2010. The increase of $175,000, or 50.1%, was primarily due to a recovery of $133,000 from the FDIC received in 2011 relating to a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $8,571,000 in 2011 compared to $6,426,000 in 2010. The net loss ratio was 57.6% in 2011 compared to 57.7% in 2010. Net losses in 2011 included the effects of Tropical Storm Irene in August 2011, which we define as a catastrophe. As a result of Tropical Storm Irene, we incurred $449,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,347,000), and added 3.0 percentage points to our net loss ratio.

Commission expense was $6,231,000 in 2011 or 14.7% of direct written premiums. Commission expense was $5,057,000 in 2010 or 15.2% of direct written premiums. The increase of $1,174,000, or 23.2%, is due to the 22.5% increase in direct written premiums in 2011 as compared to 2010.

Other underwriting expenses were $7,373,000 in 2011 compared to $5,779,000 in 2010. The $1,594,000, or 27.6%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Underwriting expenses as a percentage of direct written premiums was 18.1% in 2011 as compared to 17.4% in 2010.

Other operating expenses, related to the corporate expenses of our holding company, were $1,203,000 in 2011 compared to $1,610,000 in 2010. The $407,000 decrease in 2011 was primarily due to decreases in professional fees, executive employment costs, and amortization of stock options. The reduction of professional fees in 2011 was due to the elimination of the additional costs incurred in 2010 stemming from the acquisition of KICO on July 1, 2009. The reduction of executive employment costs is due to share-based bonus compensation to our Chief Executive Officer in 2010, which was incurred pursuant to his amended employment agreement dated March 24, 2010. No such share-based bonus compensation was incurred in 2011. The reduction in amortization of stock options decreased as a result of more stock options being fully vested prior to 2011.

Interest expense was $121,000 in 2011 compared to $185,000 in 2010. The $64,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Interest expense on mandatorily redeemable preferred stock was $-0- in 2011 compared to $75,000 in 2010.  The reduction was due to the exchange of all of the outstanding preferred stock into common stock on June 30, 2010, which resulted in the elimination of additional related interest expense as of that date.

Income tax expense in 2011 was $1,089,000, which resulted in an effective tax rate of 30.3%. Income tax expense in 2010 was $767,000, which resulted in an effective tax rate of 41.5%. The decrease in our effective tax rate resulted primarily from a net change in tax exempt permanent differences in 2011 and the true-up of our 2010 income tax liability in 2011, which resulted in a tax benefit compared to the true-up of 2009 income tax liability in 2010, which resulted in a tax expense.

Loss from discontinued operations was $-0- in 2011 compared to a loss of $99,000 in 2010. All discontinued operations ceased in 2010.

Net income was $2,502,000 in 2011 compared to $983,000 in 2010. The increase in net income of $1,519,000 was due to the circumstances that caused the increases in our net premiums earned and ceding commission revenue, increase in net realized gains and a decrease in other operating expenses, offset by increases in our other underwriting expenses, as described above.

Insurance Underwriting Business on a Standalone Basis

 Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2011 and 2010 follows:

	Years ended December 31,
	2011	2010
Revenues
Net premiums earned	$14,868,746	$11,135,635
Ceding commission revenue	10,624,714	8,583,146
Net investment income	754,630	617,119
Net realized gain on investments	523,894	349,415
Other income	430,034	363,468
Total revenues	27,202,018	21,048,783

Expenses
Loss and loss adjustment expenses	8,571,058	6,425,585
Commission expense	6,230,564	5,057,409
Other underwriting expenses	7,372,877	5,778,845
Depreciation and amortization	597,943	611,855
Total expenses	22,772,442	17,873,694

Income from operations	4,429,576	3,175,089
Income tax expense	1,363,956	1,060,927
Net income	$3,065,620	$2,114,162

Key Measures:
Net loss ratio	57.6%	57.7%
Net underwriting expense ratio	17.1%	17.0%
Net combined ratio	74.8%	74.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$13,603,441	$10,836,254
Less: Ceding commission revenue	(10,624,714)	(8,583,146)
Less: Other income	(430,034)	(363,468)
	$2,548,693	$1,889,640

Net earned premium	$14,868,746	$11,135,635

Net Underwriting Expense Ratio	17.1%	17.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2011
Written premiums	$40,734,767	$10,990	$(24,449,655)	$16,296,102
Unearned premiums	(4,005,312)	(516)	2,578,472	(1,427,356)
Earned premiums	$36,729,455	$10,474	$(21,871,183)	$14,868,746

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,830,599	$17,368	$(5,725,938)	$8,122,029
Catastrophe loss	1,796,117	-	(1,347,088)	449,029
Loss and loss adjustment expenses	$15,626,716	$17,368	$(7,073,026)	$8,571,058

Loss ratio excluding the effect of catastrophes	37.7%	165.8%	26.2%	54.6%
Catastrophe loss	4.9%	0.0%	6.2%	3.0%
Loss ratio	42.5%	165.8%	32.3%	57.6%

Year ended December 31, 2010
Written premiums	$33,249,331	$10,699	$(19,525,208)	$13,734,822
Unearned premiums	(3,189,250)	105	589,958	(2,599,187)
Earned premiums	$30,060,081	$10,804	$(18,935,250)	$11,135,635

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,597,785	$15,336	$(7,187,536)	$6,425,585
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$13,597,785	$15,336	$(7,187,536)	$6,425,585

Loss ratio excluding the effect of catastrophes	45.2%	141.9%	38.0%	57.7%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	45.2%	141.9%	38.0%	57.7%

The key measures for our insurance underwriting business for the years ended December 31, 2011 and 2010 are as follows:

	Years ended December 31,
	2011	2010

Net premiums earned	$14,868,746	$11,135,635
Ceding commission revenue (1)	10,624,714	8,583,146
Other income	430,034	363,468

Loss and loss adjustment expenses (2)	8,571,058	6,425,585

Acquistion costs and other underwriting expenses:
Commission expense	6,230,564	5,057,409
Other underwriting expenses	7,372,877	5,778,845
Total acquistion costs and other
underwriting expenses	13,603,441	10,836,254

Underwriting income	$3,748,995	$2,820,410

Key Measures:
Net loss ratio excluding the effect of catastrophes	54.6%	57.7%
Effect of catastrophe loss on loss ratio (2)	3.0%	0.0%
Net loss ratio	57.6%	57.7%

Net underwriting expense ratio excluding the
effect of catastrophes	13.8%	17.0%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	3.3%	0.0%
Net underwriting expense ratio	17.1%	17.0%

Net combined ratio excluding the effect
of catastrophes	68.5%	74.7%
Effect of catastrophe loss on net combined
ratio (1) (2)	6.3%	0.0%
Net combined ratio	74.8%	74.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$13,603,441	$10,836,254
Less: Ceding commission revenue (1)	(10,624,714)	(8,583,146)
Less: Other income	(430,034)	(363,468)
	$2,548,693	$1,889,640

Net earned premium	$14,868,746	$11,135,635

(1) The effect of catastrophes reduced contingent ceding commission revenue by $200,516 for the year ended December 31, 2011. A provision in our quota share reinsurance treaty, which expired June 30, 2011, limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty year which began July 1, 2011. The carry forward of the unused benefit resulted in additional contingent ceding commission revenue of approximately $264,000 for the year ended December 31, 2011.

(2) Includes direct and net catastrophe losses, and loss adjustment expenses $1,796,117 and $449,029, respectively for the year ended December 31, 2011.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2011 and 2010:

Available for Sale Securities

	December 31, 2011
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	2.1%

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	23.2%

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	59.5%
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	84.7%
Equity Securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	15.3%
Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	100.0%

	December 31, 2011
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$1,000,572	$42,085	$-	$-	$1,042,657	5.4%

Political subdivisions of States,
Territories and Possessions	7,278,663	79,791	(86,234)	(12,995)	7,259,225	37.6%

Corporate and other bonds
Industrial and miscellaneous	7,997,817	176,999	(137,597)	-	8,037,219	41.6%
Total fixed-maturity securities	16,277,052	298,875	(223,831)	(12,995)	16,339,101	84.6%
Equity Securities	2,825,015	218,717	(60,697)	-	2,983,035	15.4%
Total	$19,102,067	$517,592	$(284,528)	$(12,995)	$19,322,136	100.0%

Held to Maturity Securities

December 31, 2011
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	100.0%

December 31, 2010
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2011 and 2010 as rated by Standard and Poor’s:

	December 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$550,188	2.4%	$1,042,657	6.4%
AAA	3,041,576	13.5%	4,229,483	25.9%
AA	4,502,733	20.0%	3,698,610	22.6%
A	6,977,222	30.9%	4,770,488	29.2%
BBB	7,497,213	33.2%	2,597,863	15.9%
Total	$22,568,932	100.00%	$16,339,101	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.75%	17.8	3.27%	14.1

Political subdivisions of States,
Territories and Possessions	3.86%	5.2	4.24%	6.9

Corporate and other bonds
Industrial and miscellaneous	4.98%	7.1	5.20%	7.6

Fair Value Consideration

As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2011 and December 31, 2010, 49% and 43%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices. As of December 31, 2011 and December 31, 2010, 50% and 56%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs other than quoted prices.

 As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2011 and December 31, 2010, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
Fixed-Maturity Securities:
Corporate and other
bonds industrial and
miscellaneous	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Total fixed-maturity
securities	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Equity Securities:
Preferred stocks	$368,350	$(76,969)	12	$189,364	$(4,893)	5	$557,714	$(81,862)
Common stocks	397,268	(21,969)	14	-	-	-	397,268	(21,969)

Total equity securities	$765,618	$(98,938)	26	$189,364	$(4,893)	5	$954,982	$(103,831)

Total	$5,614,996	$(327,730)	52	$1,672,789	$(112,559)	12	$7,287,785	$(440,289)

	December 31, 2010
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,870,728	$(86,234)	11	$1,119,244	$(12,995)	4	$3,989,972	$(99,229)

Corporate and other
bonds industrial and
miscellaneous	4,113,912	(137,597)	20	-	-	-	4,113,912	(137,597)

Total fixed-maturity
securities	$6,984,640	$(223,831)	31	$1,119,244	$(12,995)	4	$8,103,884	$(236,826)

Equity Securities:
Preferred stocks	$363,670	$(6,333)	9	$-	$-	-	$363,670	$(6,333)
Common stocks	690,634	(54,364)	16	-	-	-	690,634	(54,364)
Total equity securities	$1,054,304	$(60,697)	25	$-	$-	-	$1,054,304	$(60,697)

Total	$8,038,944	$(284,528)	56	$1,119,244	$(12,995)	4	$9,158,188	$(297,523)

There were 64 securities at December 31, 2011 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 60 securities at December 31, 2010 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department. For the year ended December 31, 2011, KICO paid dividends of $350,000 to us after the expiration of the Dividend Restriction Period. On February 23, 2012, KICO’s board of directors approved a cash dividend of $175,000 to us which was paid on February 24, 2012. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our discontinued operations. Effective July 1, 2011, as discussed above, we may also receive cash dividends from KICO, subject to statutory restrictions. As of December 31, 2011, the maximum distribution that KICO could pay without prior regulatory approval was approximately $617,000.

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The outstanding balance was $300,000 as of December 31, 2011. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.  See “Business – Government Regulation” in Item 1 of this Annual Report.

We prepaid $703,000 of our notes payable during the year ended December 31, 2011. As of December 31, 2011, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

Our reconciliation of net income to cash provided by operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2011	2010

Cash flows provided by (used in):
Operating activities	$7,253,489	$3,721,328
Investing activities	(6,525,524)	(4,395,388)
Financing activities	(881,459)	375,360
Net decrease in cash and cash equivalents	(153,494)	(298,700)
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$173,126	$326,620

Net cash provided by operating activities was $7,253,000 in 2011 as compared to $3,721,000 provided in 2010. The $3,532,000 increase in cash flows provided by operating activities in 2011 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

 Net cash used by investing activities was $6,526,000 in 2011 compared to $4,395,000 used in 2010. The $2,131,000 increase in cash flows used in investing activities is a result of the increase in net investments in fixed-maturity securities and equity securities, resulting from positive cash flow from operations.

Net cash used by financing activities was $881,000 in 2011 compared to $375,000 provided in 2010. The $1,256,000 decrease in cash flows from financing activities is a result of the $714,000 prepayment of notes payable in 2011, compared to $375,000 of net borrowings in 2010, purchase of treasury stock in 2011 only, and dividend payments of $230,000 in 2011 compared to no such payments in 2010. The 2011 uses of cash were offset by the $300,000 proceeds from our credit line that was opened in 2011.

Reinsurance

The following table summarizes each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2011:

		Amount
		Recoverable
		as of
($ in thousands)	A.M. Best Rating	December 31, 2011%
Maiden Reinsurace Company	A-	$4,048	34.97%
SCOR Reinsurance Company	A	2,318	20.02%
Motors Insurance Corporation	B++	1,958	16.91%
		8,324	71.90%
Others		3,253	28.10%
Total		$11,577	100.00%

Reinsurance recoverable from Maiden Reinsurance Company and Motors Insurance Corporation are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our reinsurance treaties covering our Personal Lines business, which primarily consists of homeowners policies, and Commercial Lines business, other than commercial auto, were renewed as of July 1, 2011. The treaties, which are renewed annually, provide for the following terms:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage up to $700,000 per occurrence. An excess of loss contract provides $1,500,000 of coverage in excess of the $700,000 included under the 75% quota share treaty for a total coverage up to $2,200,000 per occurrence. Personal umbrella policies are reinsured under a 90% quota share treaty limiting KICO to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by KICO, except for commercial auto policies, are reinsured under a 60% quota share treaty, which provides coverage up to $700,000 per occurrence.  An excess of loss contract provides $1,500,000 of coverage in excess of the $700,000 included under the 60% quota share treaty for a total coverage up to $2,200,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

A total of $54,000,000 of catastrophe reinsurance coverage has been obtained, whereby KICO retains $500,000 per occurrence.

Our reinsurance program is structured to enable us to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. This structure has enabled us to significantly grow our premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

Our reinsurance program is structured to reflect our obligations and goals. Reinsurance via quota share allows for a carrier to write business without increasing its leverage above a management determined ratio. The additional business written allows a reinsurer to assume the risks involved, but gives the reinsurer the profit (or loss) associated with such.  Since KICO’s conversion to a stock company in 2009, we have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years. Our participation in reinsurance arrangements do not relieve us of our obligations to policyholders.

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

As a holding company, we are dependent on the results of operations of our subsidiaries, Kingstone Insurance Company (“KICO”) and Payments, Inc.; there are restrictions on the payment of dividends by KICO.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries, KICO and Payments, Inc. As a holding company with limited operations of our own, the principal sources of our funds are dividends and other payments from KICO and Payments, Inc.  Consequently, we must rely on KICO and Payments, Inc. for our ability to repay debts, pay expenses and pay cash dividends to our shareholders

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. As of December 31, 2011, the maximum distribution that KICO could pay without prior regulatory approval was approximately $792,000, which is based on investment income for the last four quarters.

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

In addition, we are subject to claims arising from weather events such as hurricanes, tropical storms, winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

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

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business.  Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011. KICO is in the process of undergoing its annual review by A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control.  We currently have a Demotech rating of A (Excellent), which generally permits lenders to accept our policies.  All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

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

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or develop or seek other alternatives.

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

We are subject to statutes and regulations of the state of New York , which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval.  In addition, a change of control of Kingstone Companies, Inc. would require such approval.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some of our stockholders might consider to be desirable.  Similar regulations may apply in other states in which we may operate.

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

The New York State Department of Financial Services imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting and off-balance sheet risks.  If the amount of our capital falls below this minimum, we may face restrictions with respect to soliciting new business and/or keeping existing business.  Similar regulations will apply in other states in which we may operate.

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

Because our operations are currently derived from sources located in New York, our business may be adversely affected by conditions in such state.

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

Recorded claim reserves in our business are based on our best estimates of losses after considering known facts and interpretations of circumstances. Internal and external factors are considered.  Internal factors include, but are not limited to, actual claims paid, pending levels of unpaid claims, product mix and contractual terms. External factors include, but are not limited to, changes in the law, court decisions, changes in regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition.

Our future results may be adversely affected by claims made against an underwriting pool in which KICO was a participant but over which it has no control.

KICO was a member of the New York Mutual Underwriters Pool (the “NYMU”) and is responsible for its proportionate share of losses with respect to accident dates through October 31, 1997.  During 2006 and 2007, the NYMU received a disproportionately large number of lead paint claims (approximately 50) for accident dates prior to October 31, 1997.  KICO’s liability for each claim is $50,000 (assuming full reinsurance recovery).  Since 2007, far fewer lead paint claims have been filed against the NYMU.  We believe that, as of December 31, 2011, KICO is fully reserved for all reported claims and that its provision for IBNR for future claims is adequate (in each case giving effect to the collectability of reinsurance); however, we do not have any control over the claims made against the NYMU.  Accordingly, future results may be adversely affected from losses over which we have no control.

Regulations requiring us to underwrite business and participate in loss sharing arrangements may adversely affect our operating results and financial condition.

The state of New York has enacted laws that require a property liability insurer conducting business in such state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity, which may adversely affect our operating results and financial condition.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered; KICO’s Chief Executive Officer transitioned his duties and responsibilities effective January 1, 2012.

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and John Reiersen, Executive Vice President of KICO and, until January 1, 2012, President and Chief Executive Officer of KICO.  The loss of Messrs. Goldstein and/or Reiersen or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations.  As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so.  Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.  Effective January 1, 2012, Mr. Reiersen became Executive Vice President of KICO and provides, in a part-time capacity, advice and assistance to the President and Chief Executive Officer of KICO, and other management personnel, with regard to the management and operation of KICO.  Mr. Goldstein assumed the duties and responsibilities of President and Chief Executive Officer of KICO effective January 1, 2012.  Although Mr. Goldstein has served as our President and Chief Executive Officer since 2001, as KICO’s Chairman of the Board and Chairman of the Executive Committee since 2006 and as KICO’s Chief Investment Officer since 2008, prior to January 1, 2012, he had never served as President and Chief Executive Officer of an insurance company.

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

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations.  Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting.  We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will require a significant amount of time and attention from our management.

The enactment of tort reform could adversely affect our business.

Legislation concerning tort reform is from time to time considered in the United States Congress.  Among the provisions considered for inclusion in such legislation are limitations on damage awards, including punitive damages.  Enactment of these or similar provisions by Congress or by the states in which we operate could result in a reduction in the demand for liability insurance policies or a decrease in the limits of such policies, thereby reducing our revenues.  We cannot predict whether any such legislation will be enacted or, if enacted, the form such legislation will take, nor can we predict the effect, if any, such legislation would have on our business or results of operations.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	59	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Victor J. Brodsky	54	Chief Financial Officer and Secretary
John D. Reiersen	69	Executive Vice President, Kingstone Insurance Company
Michael R. Feinsod	41	Director
Jay M. Haft	76	Director
David A. Lyons	62	Director
Jack D. Seibald	51	Director

Barry B. Goldstein

Mr. Goldstein was elected our President, Chief Executive Officer, Chairman of the Board, and a director in March 2001 and our Treasurer in May 2001. He served as our Chief Financial Officer from March 2001 to November 2007.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008 and as its President and Chief Executive Officer since January 2012.  He was Treasurer of KICO from March 2010 through September 2010.  Effective July 1, 2009, we acquired a 100% equity interest in KICO.  From April 1997 to December 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo.  We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his service as Chairman of the Board of KICO since 2006 and as its Chief Investment Officer since 2008, give him the qualifications and skills to serve as one of our directors.

Victor J. Brodsky

Mr. Brodsky has served as our Chief Financial Officer since August 2009 and as our Secretary since December 2008.  He served as our Chief Accounting Officer from August 2007 through July 2009 and as our Principal Financial Officer for Securities and Exchange Commission (“SEC”) reporting purposes from November 2007 through July 2009.  In addition, Mr. Brodsky has served as a director of KICO since February 2008, as Chief Financial Officer of KICO since September 2010 and as Senior Vice President of KICO since January 2012.  He also served as Treasurer of KICO from September 2010 through December 2011.  Mr. Brodsky served from May 2008 through March 15, 2010 as Vice President of Financial Reporting and Principal Financial Officer for SEC reporting purposes of Vertical Branding Inc. Mr. Brodsky served as Chief Financial Officer of Vertical Branding from March 1998 through May 2008 and as a director of Vertical Branding from May 2002 through November 2005. He served as its Secretary from November 2005 through May 2008 and from April 2009 to March 15, 2010.  A receiver was appointed for the business of Vertical Branding in February 2010. Prior to joining Vertical Branding, Mr. Brodsky spent 16 years at the CPA firm of Michael & Adest in New York. Mr. Brodsky earned a Bachelor of Business Administration degree from Hofstra University, with a major in accounting, and is a licensed CPA in New York.

John D. Reiersen

Mr. Reiersen served as President of KICO from 1999 to 2011 and as its Chief Executive Officer from 2001 to 2011.  Since January 2012, Mr. Reiersen has served as Executive Vice President of KICO. Mr. Reiersen served for 25 years with the New York State Insurance Department ending his tenure there as Chief Examiner in the Property and Casualty Insurance Bureau. At the Insurance Department, he was instrumental in the enactment of numerous statutes and regulations, including the automobile no-fault program, the photo inspection law, the Insurance Information and Enforcement System program and many other cost-containment measures. Mr. Reiersen was also instrumental in the enactment of many rules in the New York Automobile Insurance Plan. He served as President of the Eagle Insurance Group from 1990 to 2000. Mr. Reiersen served as Chairman of the New York Insurance Association has served and continues to serve on many insurance industry association boards and committees. He holds the professional designations of Chartered Property and Casualty Underwriter, Certified Financial Examiner and Certified Insurance Examiner.  Mr. Reiersen is a graduate of Brooklyn College and holds a Bachelor of Science Degree in Accounting.

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

David A. Lyons

Mr. Lyons is currently CEO of NextStep Technology Solutions, LLC, a telecommunications marketing company that is the exclusive master distributor for Samsung Telecommunications America, LLC in the sale of its VoIP product portfolio into the telecommunications network carrier market.  He has served since 2004 as a principal of Den Ventures, LLC, a consulting firm focused on business, financing, and merger and acquisition strategies for public and private companies. From 2002 until 2004, Mr. Lyons served as a managing partner of the Nacio Investment Group, and President of Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.  Mr. Lyons has served as one of our directors since July 2005.  We believe that Mr. Lyons’ executive-level experience, as well as his experience in the areas of business consultation, corporate finance and mergers and acquisitions, and his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jack D. Seibald

Mr. Seibald is a Senior Managing Director of Concept Capital Markets, LLC (“Concept Capital”) and serves Concept Capital in a variety of areas, including business and client development and legal and compliance matters. Mr. Seibald also serves as a member of the Board of Managers of Concept Capital Holdings, LLC, the parent of Concept Capital, of Concept Capital Administration, LLC, which provides administrative services to Concept Capital and its affiliates, and of ConceptONE, LLC, which provides fund administration and risk management services to investment managers. Mr. Seibald has been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in equity research, investment management, and prime brokerage services dating back to 1983. From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder he co-managed several pools of funds. He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co in similar positions. Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  Mr. Seibald has served as one of our directors since 2004.  In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others.  FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2011.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2011, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Goldstein filed two Forms 4 late (one reporting one transaction by his retirement trust for the purchase of 500 shares and one reporting two transactions by his retirement trust for the purchase of an aggregate of 2,800 shares).

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2011 and 2010 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Barry B. Goldstein Chief Executive	2011	$375,000	-	-	-	$216,327	(2)	$29,832	$621,159
Officer	2010	$375,000	-	$93,325	$384,340	$163,203	(3)	$25,415	$1,041,283

Victor J. Brodsky Chief Financial	2011	$220,000	$10,000	-	-	$26,893	(4)	$9,800	$266,693
Officer	2010	$205,615	-	-	-	$4,670	(5)	$5,738	$216,023

John D. Reiersen President, Kingstone	2011	$339,524	-	-	-	$76,091	(4)	$14,949	$430,564
Insurance Company	2010	$294,664	-	-	-	$38,723	(5)	$11,800	$345,187
__________
(1)
The amount reported in this column represent the grant date fair value of the option award granted during the year ended December 31, 2010, calculated in accordance with FASB ASC Topic 718. For a more detailed discussion of the assumptions used in estimating fair value, see Note 14 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements following Item 15 of this Annual Report.

(2)
Represents bonus compensation of $167,358 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2012, and $48,968 accrued pursuant to the KICO employee profit sharing plan and paid in 2012.

(3)
Represents bonus compensation of $142,000 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2011, and $21,203 accrued pursuant to the KICO employee profit sharing plan and paid in 2011.

(4)	Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2012.
(5)	Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2011.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on our net income (which bonus may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  Pursuant to an amendment entered into with Mr. Goldstein as of March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, we issued to Mr. Goldstein 50,000 shares of common stock and we granted to him a five year option for the purchase of 188,865 shares of common stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, we increased the number of shares authorized to be issued pursuant to our 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval, which was obtained in June 2010.  Pursuant to the 2010 Amendment, we also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  A portion of the Base Salary amount payable to Mr. Goldstein is contractually shared with KICO.  Since August 2008, Mr. Goldstein has served as Chief Investment Officer of KICO.  Since January 2012, he has also served as President and Chief Executive Officer of KICO.

Mr. Reiersen is employed as Executive Vice President of KICO pursuant to an employment agreement, dated September 13, 2006, as amended (the “Reiersen Employment Agreement”).  Pursuant to the Reiersen Employment Agreement, during 2011, Mr. Reiersen was entitled to receive an annual base salary of approximately $269,000 in his then capacity as President and Chief Executive Officer of KICO.  Effective February 28, 2011, pursuant to an amendment to the Reiersen Employment Agreement, the term was extended from December 31, 2011 to December 31, 2014 and, effective January 1, 2012, Mr. Reiersen is serving as Executive Vice President of KICO.  Pursuant to the amendment, in the capacity of Executive Vice President, Mr. Reiersen reports to the President and Chief Executive Officer of KICO and provides advice and assistance to the President and Chief Executive Officer of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO.  Pursuant to the amendment, effective January 1, 2012, it is anticipated that Mr. Reiersen will provide approximately 500 hours of services per year on behalf of KICO and his minimum annual salary will be $100,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	130,000	-		$2.06	10/16/12
	94,432	94,433	(1)	$2.50	03/24/15
Victor J. Brodsky	15,000	5,000	(2)	$2.35	07/30/14
John D. Reiersen	10,000	10,000	(3)	$2.35	07/30/14

(1) Such options are exercisable to the extent of 47,216 shares effective as of March 24, 2012 and 47,217 shares effective as of March 24, 2013.

(2) Such options are exercisable on July 30, 2012.

(3) Such options are exercisable to the extent of 5,000 shares effective as of each of July 30, 2012 and July 30, 2013.

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

Pursuant to the Reiersen Employment Agreement, in the event of the termination of Mr. Reiersen’s employment with KICO, he would be entitled to severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$26,800	-	-	$26,800

Jay M. Haft	$26,550	-	-	$26,550

David A. Lyons	$27,100	-	-	$27,100

Jack D. Seibald	$27,100	-	-	$27,100

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

●	$20,000 per annum (including $5,000 per annum for service as a director of KICO)
●	up to an additional $5,000 per annum for committee chair (and $1,500 per annum for KICO committee chair)
●	$350 per Board meeting attended ($175 if telephonic)
●	$200 per committee meeting attended ($100 if telephonic)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 15, 2012 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 1154 Broadway Hewlett, New York	1,040,597 (1)(2)	25.8%

Michael R. Feinsod c/o Infinity Capital 50 Jericho Quadrangle Jericho, New York	504,490 (1)(3)	13.3%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	311,147 (1)(4)	8.2%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	170,275 (1)(5)	4.5%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	16,660 (1)	*

Victor J. Brodsky 1154 Broadway Hewlett, New York	15,000 (1)(6)	*

John D. Reiersen 15 Joys Lane Kingston, New York	14,600 (1)(7)	*

All executive officers and directors as a group (7 persons)	2,072,769 (1)(2)(3)(4)(5)(6)(7)	51.1%
__________
*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 26,500 shares held in retirement trusts for the benefit of Mr. Goldstein and (ii) 251,648 shares issuable upon the exercise of options that are exercisable currently or within 60 days. Excludes shares owned by members of Mr. Goldstein’s family. Mr. Goldstein disclaims beneficial ownership of the shares owned by such family members.

(3)
Includes 487,495 shares owned by Infinity Capital Partners, L.P. (“Partners”). Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners. Pursuant to the Schedule 13D filed under the Securities Exchange Act of 1934, as amended, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares. Also includes 10,000 shares held in a retirement trust for the benefit of Mr. Feinsod.

(4)
Includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald, (ii) 3,000 shares owned by Boxwood FLTD Partners, a limited partnership (“Boxwood”) and (iii) 174,824 shares held in a retirement trust for the benefit of Mr. Seibald. Mr. Seibald has voting and dispositive power over the shares owned by Boxwood.

(5)	Includes 576 shares held in a retirement trust for the benefit of Mr. Haft.

(6)	Represents shares issuable upon the exercise of currently exercisable options.

(7)	Includes 10,000 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	393,865	$2.32	153,635
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	393,865	$2.32	153,635

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exchange of Preferred Stock

Effective June 30, 2010, three holders of our Series E preferred stock exchanged such shares for our common stock.  The effective price for the exchange was $1.65 per share.  Pursuant to the exchange, a retirement trust established for the benefit of Jack D. Seibald, one of our principal stockholders and directors, received 174,824 shares of common stock.  In addition, pursuant to an exchange made by Kidstone LLC (“Kidstone”), a limited liability company whose members are Barry Goldstein, our President, Chairman of the Board and Chief Executive Officer and one of our principal stockholders, Steven Shapiro, a director of KICO, and a family member of Sam Yedid, a director of KICO, Messrs. Goldstein and Shapiro and the family member of Mr. Yedid received 23,309, 23,310 and 23,310 shares of common stock, respectively.

In addition, effective June 30, 2010, AIA Partners, LLC (“AIA Partners”) exchanged its Series E preferred stock for an aggregate of 472,727 shares of our common stock at a price of $1.65 per share. Such common stock was distributed to its members, including 176,139 shares to members of Mr. Goldstein’s family, 55,593 shares to Mr. Shapiro and 47,099 shares to members of the family of Mr. Yedid.

2009/2010 Debt Financing

Between June 2009 and March 2010, we borrowed an aggregate $1,450,000 and issued promissory notes in such aggregate principal amount (the “2009/2010 Notes”).  The 2009/2010 Notes provided for interest at the rate of 12.625% per annum and were payable on July 10, 2011.  The 2009/2010 Notes were prepayable by us without premium or penalty; provided, however, that, under any circumstances, the holders of the 2009/2010 Notes were entitled to receive an aggregate of six months interest from the issue date of the 2009/2010 Notes with respect to the amount prepaid.

Kidstone purchased a 2009/2010 Note in the principal amount of $120,000. Jay M. Haft, one of our principal stockholders and directors, purchased a 2009/2010 Note in the principal amount of $50,000.  A member of the family of Michael Feinsod, one of our principal stockholders and directors, purchased a 2009/2010 Note in the principal amount of $100,000. Mr. Yedid and members of his family purchased 2009/2010 Notes in the aggregate principal amount of $295,000.  A member of the family of Floyd Tupper, a director of KICO, purchased a 2009/2010 Note in the principal amount of $70,000.  Mr. Goldstein’s retirement account purchased a 2009/2010 Note in the principal amount of $150,000.

In June 2011, we repaid $703,000 of the principal amount borrowed pursuant to the above 2009 and 2010 debt financing, including $120,000 to Kidstone, $20,000 to Mr. Haft, $40,000 to the Feinsod family member, $139,000 to the Yedid family members, $28,000 to the Tupper family member and $60,000 to Mr. Goldstein’s retirement account.  With regard to the remaining $747,000 principal amount borrowed, we agreed with the lenders, including Mr. Haft, the Feinsod family member, the Yedid family members, the Tupper family member and Mr. Goldstein’s retirement account, that the maturity date for the debt will be extended to July 10, 2014 and that interest at the rate of 9.5% per annum will be payable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by EisnerAmper LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2011 and 2010 and by our former independent auditors, Amper Politziner & Mattia, LLP, for professional services rendered for the fiscal year ended December 31, 2010. On August 16, 2010 Amper Politziner & Mattia, LLP combined its practice with Eisner LLP and the combined practice operates under the name of EisnerAmper LLP. On August 20, 2010, we filed a Current Report on Form 8-K disclosing the change.

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees(1)	$177,549	$185,875
Audit-Related Fees(2)	4,500	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
	$182,048	$185,875
_____________
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

(3)	Tax Fees consist of fees billed by our independent auditors for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by our independent auditors, other than those disclosed above.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation (1)

3(b)	Certificate of Amendment of Certificate of Incorporation with regard to name change (2)

3(c)	Certificate of Designations of Series E Preferred Stock (3)

3(d)	By-laws, as amended (4)

10(a)	2005 Equity Participation Plan (5)

10(b)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (6)

10(c)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (7)

10(d)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (8)

10(e)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. and Barry B. Goldstein (9)

10(f)	Employment Contract, effective on July 1, 2008, between Commercial Mutual Insurance Company and Barry B. Goldstein (10)

10(g)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (9)

10(h)	Stock Option Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (6)

10(i)	Form of Promissory Note issued in June 2009 and due July 10, 2011 (11)

10(j)	Form of Promissory Note issued in September 2009 and due July 10, 2011 (applicable to Promissory Notes issued in December 2009 and January 2010) (12)

10(k)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (10)

10(l)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006 (10)

10(m)
Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen, dated as of September 13, 2006, and Amendment No. 1, dated as of January 25, 2008 (10)

10(n)
Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen, dated as of September 13, 2006, as amended (13)

10(o)	Stock Option Agreement, dated as of March 24, 2010, between Kingstone Companies, Inc. and Barry B. Goldstein (8)

10(p)	Form of Exchange Agreement, dated as of June 30, 2010, between Kingstone Companies, Inc. and the holders of Series E Preferred Stock (14)

10(q)	Letter agreement, dated February 23, 2012, between Kingstone Companies, Inc. and Barry Goldstein with regard to outstanding options.

14	Code of Ethics (15)

21	Subsidiaries

23	Consent of EisnerAmper LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

______________________
(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 12, 2009 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 22, 2009 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated September 16, 2009 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(14)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.

(15)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 30, 2012	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer,	March 30, 2012
Barry B. Goldstein	Treasurer and Director (Principal Executive Officer)

/s/ Victor J. Brodsky	Chief Financial Officer and Secretary	March 30, 2012
Victor J. Brodsky	(Principal Financial and Accounting Officer)

/s/ Michael R. Feinsod	Director	March 30, 2012
Michael R. Feinsod

/s/ Jay M. Haft	Director	March 30, 2012
Jay M. Haft

/s/s David A. Lyons	Director	March 30, 2012
David A. Lyons

/s/ Jack D. Seibald	Director	March 30, 2012
Jack D. Seibald

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kingstone Companies, Inc. and Subsidiaries
Hewlett, NY

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingstone Companies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Edison, New Jersey
March 30, 2012

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $777,953 at
December 31, 2011 and $606,398 at December 31, 2010)	$606,234	$605,424
Fixed-maturity securities, available for sale, at fair value (amortized cost of $22,215,191
at December 31, 2011 and $16,277,052 at December 31, 2010)	22,568,932	16,339,101
Equity securities, available-for-sale, at fair value (cost of $3,857,741
at December 31, 2011 and $2,825,015 at December 31, 2010)	4,065,210	2,983,035
Total investments	27,240,376	19,927,560
Cash and cash equivalents	173,126	326,620
Premiums receivable, net of provision for uncollectible amounts	5,779,085	5,001,886
Receivables - reinsurance contracts	1,734,535	1,174,729
Reinsurance receivables, net of provision for uncollectible amounts	23,880,814	20,720,194
Notes receivable-sale of business	393,511	705,019
Deferred acquisition costs	4,535,773	3,619,001
Intangible assets, net	3,660,672	4,136,386
Property and equipment, net of accumulated depreciation	1,646,341	1,585,029
Other assets	660,672	1,486,249
Total assets	$69,704,905	$58,682,673

Liabilities
Loss and loss adjustment expenses	$18,480,717	$17,711,907
Unearned premiums	21,283,160	17,277,332
Advance premiums	544,791	410,574
Reinsurance balances payable	2,761,828	1,106,897
Deferred ceding commission revenue	3,982,399	3,219,513
Notes payable and capital lease obligations (includes payable to related
parties of $378,000 at December 31, 2011 and $785,000 at December 31, 2010)	1,047,000	1,460,997
Accounts payable, accrued expenses and other liabilities	4,419,623	2,553,031
Income taxes payable	85,393	-
Deferred income taxes	1,789,439	1,998,557
Total liabilities	54,394,350	45,738,808

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,643,122 shares;
outstanding 3,759,900 shares at December 31, 2011 and 3,838,386 shares
at December 31, 2010	46,432	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,739,792	13,633,913
Accumulated other comprehensive income	370,399	145,247
Retained earnings	2,554,349	281,531
	16,710,972	14,107,123
Treasury stock, at cost, 883,222 shares at December 31, 2011 and 804,736 shares
at December 31, 2010	(1,400,417)	(1,163,258)
Total stockholders' equity	15,310,555	12,943,865

Total liabilities and stockholders' equity	$69,704,905	$58,682,673

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

Years ended December 31,	2011	2010

Revenues
Net premiums earned	$14,868,746	$11,135,635
Ceding commission revenue	10,624,714	8,583,146
Net investment income	754,630	617,119
Net realized gain on investments	523,894	349,415
Other income	920,732	910,616
Total revenues	27,692,716	21,595,931

Expenses
Loss and loss adjustment expenses	8,571,058	6,425,585
Commission expense	6,230,564	5,057,409
Other underwriting expenses	7,372,878	5,778,845
Other operating expenses	1,203,002	1,610,057
Depreciation and amortization	602,704	615,277
Interest expense	120,876	184,674
Interest expense - mandatorily redeemable preferred stock	-	74,706
Total expenses	24,101,082	19,746,553

Income from continuing operations before taxes	3,591,634	1,849,378
Income tax expense	1,088,513	767,434
Income from continuing operations	2,503,121	1,081,944
Loss from discontinued operations, net of taxes	-	(98,807)
Net income	2,503,121	983,137

Gross unrealized investment holding gains (losses)
arising during period	341,140	(107,332)
Income tax (benefit) expense related to items of
other comprehensive income (loss)	(115,988)	36,493
Comprehensive income	$2,728,273	$912,298

Earnings per common share:
Basic
Income from continuing operations	$0.65	$0.32
Loss from discontinued operations	$-	$(0.03)
Income per common share	$0.65	$0.29

Diluted
Income from continuing operations	$0.64	$0.32
Loss from discontinued operations	$-	$(0.03)
Income per common share	$0.64	$0.29

Weighted average common shares outstanding
Basic	3,837,190	3,429,828
Diluted	3,920,784	3,429,828

Dividends declared and paid per common share	$0.06	$-

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2011 and 2010

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2009	3,804,536	$38,046	-	$-	$12,051,332	$216,086	$(701,606)	816,025	$(1,220,382)	$10,383,476
Stock-based compensation	62,466	624	-	-	348,236	-	-	-	-	348,860
Mandatorily redeemable preferred stock
exchanged for restricted common stock	787,409	7,874	-	-	1,291,357	-	-	-	-	1,299,231
Retirement of treasury stock	(11,289)	(112)			(57,012)			(11,289)	57,124	-
Net income	-	-	-	-	-	-	983,137	-	-	983,137
Net unrealized losses on securities
available for sale, net of income tax	-	-	-	-	-	(70,839)	-	-	-	(70,839)
Balance, December 31, 2010	4,643,122	46,432	-	-	13,633,913	145,247	281,531	804,736	(1,163,258)	12,943,865
Stock-based compensation	-	-	-	-	105,879	-	-	-	-	105,879
Purchase of treasury stock	-	-	-	-	-	-	-	78,486	(237,159)	(237,159)
Dividends							(230,303)			(230,303)
Net income	-	-	-	-	-	-	2,503,121	-	-	2,503,121
Net unrealized gains on securities
available for sale, net of income tax	-	-	-	-	-	225,152	-	-	-	225,152
Balance, December 31, 2011	4,643,122	$46,432	-	$-	$13,739,792	$370,399	$2,554,349	883,222	$(1,400,417)	$15,310,555

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010

Cash flows provided by operating activities:
Net income	$2,503,121	$983,137
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(523,894)	(349,415)
Depreciation and amortization	602,704	615,277
Amortization of bond premium, net	150,061	76,591
Stock-based compensation	105,879	348,860
Deferred income tax (expense) benefit	(325,106)	724,794
(Increase) decrease in assets:
Short term investments	-	225,336
Premiums receivable, net	(777,199)	(522,523)
Receivables - reinsurance contracts	(559,806)	(610,321)
Reinsurance receivables, net	(3,160,620)	129,427
Deferred acquisition costs	(916,772)	(701,017)
Other assets	876,464	(912,919)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	768,810	1,198,589
Unearned premiums	4,005,828	3,189,145
Advance premiums	134,217	(1,102)
Reinsurance balances payable	1,654,931	(811,272)
Deferred ceding commission revenue	762,886	(78,732)
Accounts payable, accrued expenses and other liabilities	1,951,985	106,473
Net cash provided by operating activities of continuing operations	7,253,489	3,610,328
Operating activities of discontinued operations	-	111,000
Net cash flows provided by operating activities	7,253,489	3,721,328

Cash flows used in investing activities:
Purchase - fixed-maturity securities held to maturity	-	(605,424)
Purchase - fixed-maturity securities available for sale	(9,483,472)	(7,073,124)
Purchase - equity securities	(3,602,345)	(2,740,799)
Sale or maturity - fixed-maturity securities available for sale	3,532,245	3,575,293
Sale - equity securities	2,771,631	2,099,897
Recovery of loss from failed bank	133,211	-
Collections of notes receivable and accrued interest - Sale of businesses	311,508	414,346
Other investing activities	(188,302)	(65,577)
Net cash flows used in investing activities	(6,525,524)	(4,395,388)

Cash flows (used in) provided by financing activities:
Proceeds from line of credit	300,000	-
Proceeds from long term debt (includes $200,000 from related parties in 2010)	-	400,000
Principal payments on long-term debt (includes $407,000 to related parties in 2011)	(713,997)	(24,640)
Purchase of treasury stock	(237,159)	-
Dividends paid	(230,303)	-
Net cash flows (used in) provided by financing activities	(881,459)	375,360

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010

Decrease in cash and cash equivalents	$(153,494)	$(298,700)
Cash and cash equivalents, beginning of period	326,620	625,320
Cash and cash equivalents, end of period	$173,126	$326,620

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,175,371	$1,227,296
Cash paid for interest	$172,964	$138,833

Supplemental Schedule of Non-Cash Investing and Finacing Activities:
Mandatorily redeemable preferred stock exchanged for common stock	-	$1,299,231

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York. In February 2011, KICO’s application for an insurance license to write insurance in the Commonwealth of Pennsylvania was approved; however, KICO has not commenced writing business in Pennsylvania. Kingstone, through its subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company.

Note 2 – Accounting Policies and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries include KICO and its subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All significant inter-company transactions have been eliminated in consolidation.

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

Premium Finance Placement Fees

Premium finance placement fees are earned in the period when contracts are placed with a third party premium finance company. Premium finance placement fees are included in “Other income” in the consolidated statements of operations and comprehensive income.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and LAE incurred as presented in the consolidated statement of operations and comprehensive income are net of reinsurance recoveries.

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The allowance for uncollectible reinsurance as of December 31, 2011 and 2010 was approximately $103,000. The Company expensed approximately $-0- and $91,000 of uncollectible reinsurance for the years ended December 31, 2011 and 2010. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions through December 31, 2013 at which time the insured limit is scheduled to revert back to $100,000. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed and were written off in 2009 (see Note 3). In August 2011, the Company received a partial recovery of approximately $133,000 from the FDIC, which has been recorded as realized gain on cash and short term investments.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria, the following: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. As of December 31, 2011 and 2010, none of the Company’s investments were deemed to be OTTI.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

For investments in active markets, the Company uses quoted market prices to determine fair value. In circumstances where quoted market prices are unavailable, the Company utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. The Company’s process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $92,000 and $64,000 as of December 31, 2011 and 2010, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $57,000 and $66,000 were written off for the years ended December 31, 2011 and 2010, respectively.

Deferred Acquisition Costs

The Company retrospectively adopted new accounting guidance for deferred acquisition costs effective January 1, 2011 as described in more detail under “Accounting guidance adopted in 2011” below. Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized and are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Based on the results of our annual impairment testing, no impairment losses from intangible assets were recognized for the years ended December 31, 2011 and 2010.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The fair value of the Company’s real estate assets was based on an appraisal dated August 31, 2009. The Company believes that recent improvements made to the building would mitigate any negative market changes since the date of the appraisal. The fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. The Company follows the relevant provisions of GAAP concerning uncertainties in income taxes and through December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions based upon the Investment Committee’s guidelines, which employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents and investments. At December 31, 2011, the outstanding premiums receivable balance is generally diversified due to the number of insureds comprising the Company’s customer base, which is largely concentrated in the area of New York City and adjacent Long Island. To reduce credit risk, the Company often makes use of credit scores. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Direct premiums earned from lines of business that subject the Company to concentration risk for the years ended December 31, 2011 and 2010 are as follows:

	Years ended December 31,
	2011	2010
Personal Lines	65.9%	65.3%
Commercial Automobile	15.6%	20.8%
Commercial Lines	14.2%	9.1%
Total premiums earned subject to concentration	95.7%	95.2%
Premiums earned not subject to concentration	4.3%	4.8%
Total premiums earned	100.0%	100.0%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of several years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

Net earnings per share

Basic net earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.  The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income are advertising costs approximating $32,000 and $41,000 for the years ended December 31, 2011 and 2010, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Stock-based Compensation

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

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily unrealized gains/losses from marketable securities.

Recent Accounting Pronouncements

Accounting guidance adopted in 2011

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

Guidance issued by the FASB in July 2010 clarified whether a modification or restructuring of a loan or receivable is considered to be troubled debt restructuring. This guidance requires additional disclosure on the income statement impact of any such troubled debt restructurings. This guidance is effective for interim and annual periods beginning after June 15, 2011. The Company adopted this guidance with no impact on its financial statements as of December 31, 2011.

Accounting guidance not yet effective

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In June 2011 (and as amended in December 2011), the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt ASU 2011-05. The Company is currently assessing how it will present comprehensive income under the new guidance.

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

Reclassification

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

Note 3 - Investments

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of December 31, 2011 and 2010 are summarized as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	$50,356

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	301,559

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	1,826
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	353,741

Equity Securities:
Preferred stocks	1,428,435	36,762	(76,969)	(4,893)	1,383,335	(45,100)
Common stocks	2,429,306	274,538	(21,969)	-	2,681,875	252,569
Total equity securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	207,469

Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	$561,210

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2010
						Net
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

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of December 31, 2011 and 2010 is shown below:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011		December 31, 2010
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,063,493	$1,079,924	$263,098	$253,385
One to five years	6,899,892	7,045,774	6,868,952	6,997,694
Five to ten years	12,547,046	12,680,441	7,132,079	7,118,405
More than 10 years	1,704,760	1,762,793	2,012,923	1,969,617
Total	$22,215,191	$22,568,932	$16,277,052	$16,339,101

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of December 31, 2011 and 2010 are summarized as follows:

December 31, 2011
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	$171,719

December 31, 2010
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$605,424	$974	$-	$-	$606,398	$974

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2011	2010
Income:
Fixed-maturity securities	$748,046	$548,876
Equity securities	168,813	150,331
Cash and cash equivalents	5,248	5,368
Other	11,974	13,789
Total	934,081	718,364
Expenses:
Investment expenses	179,451	101,245
Net investment income	$754,630	$617,119

Proceeds from the sale and maturity of fixed-maturity securities were $3,532,245 and $3,575,293 for the years ended December 31, 2011 and 2010, respectively.

Proceeds from the sale of equity securities were $2,771,631 and $2,099,897 for the years ended December 31, 2011 and 2010, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2011	2010
Fixed-maturity securities
Gross realized gains	$190,855	$179,161
Gross realized losses	(1,983)	(40,320)
	188,872	138,841

Equity securities
Gross realized gains	292,687	243,299
Gross realized losses	(90,876)	(32,725)
	201,811	210,574

Cash and short term investments (1)	133,211	-

Net realized gains	$523,894	$349,415

(1) Realized gain on cash and short term investments is a partial recovery from the FDIC of an amount previously written off in 2009 due to the failure of Waterfield Bank.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 64 securities at December 31, 2011 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the years ended December 31, 2011 and 2010. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2011 and 2010 as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Corporate and other
bonds industrial and
miscellaneous	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Total fixed-maturity
securities	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Equity Securities:
Preferred stocks	$368,350	$(76,969)	12	$189,364	$(4,893)	5	$557,714	$(81,862)
Common stocks	397,268	(21,969)	14	-	-	-	397,268	(21,969)

Total equity securities	$765,618	$(98,938)	26	$189,364	$(4,893)	5	$954,982	$(103,831)

Total	$5,614,996	$(327,730)	52	$1,672,789	$(112,559)	12	$7,287,785	$(440,289)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market, U.S. Treasury securities and obligations of U.S. government agencies, together with corporate debt securities that are generally investment grade.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company’s investments are allocated among pricing input levels at December 31, 2011 and 2010 as follows:

	December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$550	$-	$-	$550

Political subdivisions of
States, Territories and
Possessions	-	6,171	-	6,171

Corporate and other
bonds industrial and
miscellaneous	8,465	7,168	215	15,848
Total fixed maturities	9,015	13,339	215	22,569
Equity investments	4,065	-	-	4,065
Total investments	$13,080	$13,339	$215	$26,634

	December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$1,043	$-	$-	$1,043

Political subdivisions of
States, Territories and
Possessions	-	7,259	-	7,259

Corporate and other
bonds industrial and
miscellaneous	4,227	3,573	237	8,037
Total fixed maturities	5,270	10,832	237	16,339
Equity investments	2,983	-	-	2,983
Total investments	$8,253	$10,832	$237	$19,322

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

A reconciliation of the beginning and ending balances of assets measured at fair value using Level 3 inputs is as follows:

	Years ended
	December 31,
	2011	2010

Beginning balance, January 1	$237	$-
Total unrealized (losses)
included in other comprehensive income	(22)	-
Net transfers into Level 3	-	237
Ending balance, December 31	$215	$237

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

Premiums receivable, reinsurance receivables:  The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to the short term nature of the assets.

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

Notes payable (including related parties): The Company estimates that the carrying amount of notes payable approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity investments held to maturity	$606,234	$777,953	$605,424	$606,398
Cash and cash equivalents	505,906	505,906	326,620	326,620
Premiums receivable	5,779,085	5,779,085	5,001,886	5,001,886
Receivables - reinsurance contracts	1,734,535	1,734,535	1,174,729	1,174,729
Reinsurance receivables	23,880,814	23,880,814	20,720,194	20,720,194
Notes receivable-sale of business	393,511	393,511	705,019	705,019
Real estate, net of
accumulated depreciation	1,477,639	1,510,000	1,451,735	1,510,000
Reinsurance balances payable	2,761,828	2,761,828	1,106,897	1,106,897
Notes payable (including related parties)	1,047,000	1,047,000	1,460,997	1,460,997

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 6.9 years as of December 31, 2011.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2011 and 2010 are summarized as follows:

		December 31, 2011			December 31, 2010
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	850,000	2,550,000	3,400,000	510,000	2,890,000
Assembled workforce	7	950,000	339,328	610,672	950,000	203,614	746,386
Total		$4,850,000	$1,189,328	$3,660,672	$4,850,000	$713,614	$4,136,386

The Company recorded amortization expense, related to intangibles, of $475,714 for each of the years ended December 31, 2011 and 2010. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2012	$475,714
2013	475,714
2014	475,714
2015	475,714
2016	407,816
Thereafter	850,000
$3,160,672

Note 7 - Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto, were renewed as of July 1, 2011. The treaties, which are renewed annually, provide for the following material terms:

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

A total of $54,000,000 of catastrophe reinsurance coverage has been obtained, whereby the Company retains $500,000 per occurrence.

The Company’s reinsurance program is structured to enable the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. The reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The Company’s participation in reinsurance arrangements does not relieve the Company from its obligations to policyholders.

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2011
Maiden Reinsurace Company	$3,534	$514	$4,048	$8,156	(1)
SCOR Reinsurance Company	2,046	272	2,318	-
Motors Insurance Corporation	1,730	228	1,958	1,923	(1)
Sirius American Insurance Company (formerly
White Mountain Re))	993	67	1,060	-
Others	1,657	536	2,193	360	(2)
Total	$9,960	$1,617	$11,577	$10,439

December 31, 2010
Maiden Reinsurace Company	$3,521	$149	$3,670	$4,884	(1)
SCOR Reinsurance Company	2,027	76	2,103	-
Motors Insurance Corporation	1,943	129	2,072	2,100	(1)
Sirius American Insurance Company (formerly
White Mountain Re))	1,284	-	1,284	-
Others	1,656	209	1,865	26	(2)
Total	$10,431	$563	$10,994	$7,010

Assets held in the two trusts referred to in footnote (1) above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2011 and 2010 include unearned ceded premiums of $12,304,499 and $9,726,027, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011 and 2010, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum provisional commissions.

Ceding commission revenue consists of the following:

	Years ended
	December 31,
	2011	2010

Provisional ceding commissions earned	$6,916,027	$6,319,699
Contingent ceding commissions earned	3,708,687	2,263,447
	$10,624,714	$8,583,146

Ceding commissions due from reinsurers as of December 31, 2011 and 2010 were $1,734,535 and $1,174,729, respectively, and are in included in “Receivables – reinsurance contracts” in the Consolidated Balance Sheets.

Note 8 - Notes Receivable-Sale of Businesses

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  As of May 1, 2011, the terms of the Franchise Note called for installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, both of which were paid, and $100,000 plus accrued interest on May 1, 2011 and provided for interest at the rate of 5.25% per annum. On May 1, 2011, the Franchise Note was amended. Under the amended Franchise Note, the payment due on May 1, 2011 was reduced to a principal payment only of $75,000. The remaining balance of $25,000 plus accrued interest of $12,797 is due on May 1, 2012.  A principal of the buyer is the son-in-law of Morton L. Certilman, one of the Company’s principal shareholders at the time.

Notes receivable arising from the sale of businesses as of December 31, 2011 and 2010 consists of:

	December 31, 2011			December 31, 2010
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
Sale of NY stores	$-	$-	$-	$211,536	$211,536	$-
Sale of Pennsylvania stores	351,861	31,028	320,833	375,211	28,730	346,481
Sale of Franchise business	37,797	37,797	-	100,000	100,000	-
	389,658	68,825	320,833	686,747	340,266	346,481
Accrued interest	3,853	3,853	-	18,272	18,272	-
Total	$393,511	$72,678	$320,833	$705,019	$358,538	$346,481

 Note 9 - Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2011	2010

Net deferred acquisition costs net of ceding
commission revenue, beginning of year	$399,488	$(380,261)

Cost incurred and deferred:
Commissions and brokerage	6,863,504	5,558,031
Other underwriting and acquisition costs	2,316,928	1,809,372
Ceding commission revenue	(7,678,913)	(6,240,967)
Net deferred acquisition costs	1,501,519	1,126,436
Amortization	(1,347,634)	(346,687)
	153,885	779,749

Net deferred acquisition costs net of ceding
commission revenue, end of year	$553,374	$399,488

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Ending balances for deferred acquisition costs and deferred ceding commission revenue as of December 31, 2011 and 2010 follows:

	December 31,
	2011	2010

Deferred acquisition costs	$4,535,773	$3,619,001
Deferred ceding commission revenue	(3,982,399)	(3,219,513)
Balance at end of period	$553,374	$399,488

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2011
Building	$1,457,543	$(112,001)	$1,345,542
Land	132,097	-	132,097
Furniture	132,323	(52,034)	80,289
Computer equipment and software	212,224	(184,050)	28,174
Automobile	81,394	(21,155)	60,239
Total	$2,015,581	$(369,240)	$1,646,341

December 31, 2010
Building	$1,379,631	$(59,993)	$1,319,638
Land	132,097	-	132,097
Furniture	55,124	(39,817)	15,307
Computer equipment and software	199,443	(141,552)	57,891
Automobile	60,096	-	60,096
Total	$1,826,391	$(241,362)	$1,585,029

Depreciation expense for the years ended December 31, 2011 and 2010 was $126,990 and $139,563, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2011
Premiums written	$40,734,767	$10,990	$(24,449,655)	$16,296,102
Change in unearned premiums	(4,005,312)	(516)	2,578,472	(1,427,356)
Premiums earned	$36,729,455	$10,474	$(21,871,183)	$14,868,746

Year ended December 31, 2010
Premiums written	$33,249,331	$10,699	$(19,525,208)	$13,734,822
Change in unearned premiums	(3,189,250)	105	589,958	(2,599,187)
Premiums earned	$30,060,081	$10,804	$(18,935,250)	$11,135,635

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2011 and 2010 was approximately $545,000 and $411,000, respectively.

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2011 and 2010 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2011
Case-basis reserves	$11,467,967	$6,148,765
Loss adjustment expenses	2,117,242	1,017,983
IBNR reserves	4,895,508	2,793,586
Recoverable on unpaid losses		9,960,334
Recoverable on paid losses	-	1,615,981
Total loss and loss adjustment expenses	$18,480,717	11,576,315
Unearned premiums		12,304,499
Total reinsurance receivables		$23,880,814

December 31, 2010
Case-basis reserves	$11,772,329	$6,910,340
Loss adjustment expenses	1,958,700	1,058,325
IBNR reserves	3,980,878	2,462,750
Recoverable on unpaid losses		10,431,415
Recoverable on paid losses	-	562,752
Total loss and loss adjustment expenses	$17,711,907	10,994,167
Unearned premiums		9,726,027
Total reinsurance receivables		$20,720,194

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Years ended
	December 31,
	2011	2010

Balance at beginning of period	$17,711,907	$16,513,318
Less reinsurance recoverables	(10,431,415)	(10,512,203)
Net balance, beginning of period	7,280,492	6,001,115

Incurred related to:
Current year	8,297,998	6,095,528
Prior years	273,060	330,057
Total incurred	8,571,058	6,425,585

Paid related to:
Current year	4,108,010	2,855,074
Prior years	3,223,157	2,291,134
Total paid	7,331,167	5,146,208

Net balance at end of period	8,520,383	7,280,492
Add reinsurance recoverables	9,960,334	10,431,415
Balance at end of period	$18,480,717	$17,711,907

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $7,073,026 and $7,187,536 for the years ended December 31, 2011 and 2010, respectively.

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2008 and prior is limited although there remains the possibility of adverse development on reported claims.

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date. A reserve was established due to the potential that the pool will be unable to collect reinsurance on certain lead paint cases. The balance of the reserve was $103,000 as of December 31, 2011 and 2010.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 12 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	December 31, 2011			December 31, 2010
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Notes payable	$747,000	$-	$747,000	$1,450,000	$1,450,000	$-
Line of credit	300,000	300,000	-	-	-	-
Capital lease obligation	-	-	-	10,997	10,997	-
	$1,047,000	$300,000	$747,000	$1,460,997	$1,460,997	$-

Notes Payable

From June 2009 through March 2010, the Company borrowed $1,450,000 (including $785,000 from related parties as disclosed below) and issued promissory notes in such aggregate principal amount (the “2009/2010 Notes”).  The 2009/2010 Notes provided for interest at the rate of 12.625% per annum through the maturity date of July 10, 2011. During the quarter the ended June 30, 2011, the Company prepaid $703,000 (including $407,000 to related parties) of the principal amount of the 2009 Notes. In June 2011, the remaining note holders agreed to extend the maturity date for a period of three years from July 10, 2011 to July 10, 2014, and effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. The remaining 2009/2010 Notes, as extended, can be prepaid without premium or penalty.  The reduction in the interest rate and the extension of the maturity date did not significantly change the fair value of the 2009/2010 Notes.

Interest expense on the 2009/2010 Notes for years ended December 31 2011 and 2010 was approximately $120,000 and $179,000, respectively.

Related party balances as of December 31, 2011 and principal prepayments for the year ended December 31, 2011 under the 2009/2010 Notes are as follows:

	Balance	Less	Balance
	December 31,	Principal	December 31,
	2010	Prepayments	2011

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President and
Chief Executive Officer, and principal stockholder of the Company)	$150,000	$60,000	$90,000
Kidstone LLC, a limited liability company owned by Mr. Goldstein, along with
Steven Shapiro (a director of KICO), and a family member of Sam Yedid
(a director of KICO)	120,000	120,000	-
Jay Haft, a director of the Company	50,000	20,000	30,000
A member of the family of Michael Feinsod, a director of the Company	100,000	40,000	60,000
Mr. Yedid and members of his family	295,000	139,000	156,000
A member of the family of Floyd Tupper, a director of KICO	70,000	28,000	42,000
Total related party transactions	$785,000	$407,000	$378,000

Interest expense on related party borrowings for the years ended December 31, 2011 and 2010 was approximately $64,000 and $98,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Line of credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000. Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate.

Interest only payments are due monthly. The principal balance is payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. Lender may set off any depository accounts maintained by Kingstone that are held by Lender. Payment of amounts due pursuant to the Trustco Agreement is secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and is guaranteed by Kingstone’s subsidiary, Payments, Inc.

There were no closing costs or fees paid in connection with the Trustco Agreement. Kingstone received an initial advance of $300,000 on December 27, 2011. The line of credit is being used for general corporate purposes.

The weighted average interest rate on the amount outstanding as of December 31, 2011 was 3.75%. There are no other fees in connection with this credit line.

Note 13 - Exchange and Issuance of Common Stock

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

Steven Shapiro, a director of KICO, members of the family of Barry B. Goldstein, the Company’s Chairman of the Board, President and Chief Executive Officer, and a principal stockholder of the Company, and members of the family of Sam Yedid, a director of KICO, are members of AIA.  AIA directed that the shares issuable to it upon the exchange be issued to its members, including 55,593 shares to Mr. Shapiro, 176,139 shares to members of Mr. Goldstein’s family, and 47,099 shares to members of the family of Mr. Yedid.  In addition, Mr. Shapiro, Mr. Goldstein, and a family member of Mr. Yedid are the members of Kidstone.  Kidstone directed that the shares issuable to it upon the exchange be issued to its members.  Mr. Shapiro, Mr. Goldstein, and the family member of Mr. Yedid received 23,310, 23,309 and 23,310 shares, respectively, of the shares issued.

In accordance with GAAP guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the Company recorded previously issued Preferred Stock as a liability.  For the years ended December 31, 2011and 2010, the preferred dividends have been classified as interest expense of $-0- and $74,706 (including $65,274 to related parties), respectively.

Note 14 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock was $230,303 and $-0- for the years ended December 31, 2011 and 2010, respectively. The Company’s Board of Directors approved a quarterly dividend on February 6, 2012 of $.03 per share payable in cash on March 15, 2012 to stockholders of record as of February 29, 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Preferred Stock

During 2001, the Company amended its Certificate of Incorporation to provide for the authority to issue 1,000,000 shares of Preferred Stock, with a par value of $.01 per share. The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series.  There was no preferred stock issued as of December 31, 2011 and 2010.

Other Equity Compensation

For the year ended December 31, 2011 there was no other equity compensation. For the year ended December 31, 2010, other equity compensation consists of: (a) 50,000 shares of the Company’s Common Stock granted to the Chief Executive Officer pursuant to an amended employment agreement dated March 24, 2010, and (b) 12,466 shares granted to directors during the second and third quarters of 2010.  The fair value of stock grants is as follows:

	Year ended		Year ended
	December 31, 2011		December 31, 2010
Grant	Shares	Fair Value	Shares	Fair Value
Chief Executive Officer	-	$-	50,000	$93,325
Directors	-	-	12,466	31,129
	-	$-	62,466	$124,454

The fair value of stock grants has been included in the Consolidated Statement of Operations and Comprehensive Income within other operating expenses.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The results of operations for the years ended December 31, 2011 and 2010 include share-based stock option compensation expense totaling approximately $106,000 and $224,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% and 23% for the years ended December 31, 2011 and 2010, respectively. Such amounts have been included in the Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2011 and 2010 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the year ended December 31, 2010 was $2.04 per share. No stock options were granted during year ended December 31, 2011. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for grants during the year ended December 31, 2010:

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

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of December 31, 2011, and changes during the year then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	393,865	$2.32	3.28	$463,465

Granted		$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at December 31, 2011	393,865	$2.32	2.28	$498,913

Vested and Exercisable at December 31, 2011	269,432	$2.26	1.91	$358,931

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $3.59 closing price of the Company’s Common Stock on December 31, 2011.  No stock options were exercised in the years December 31, 2011 and 2010.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

A summary of the status of the Company’s non-vested options as of December 31, 2011 and the changes during the year ended December 31, 2011, is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	189,149	$1.71
Granted	-	$-
Vested	(64,716)	$1.96

Nonvested at December 31, 2011	124,433	$2.14

As of December 31, 2011 and 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $55,000 and $157,000, respectively. Unamortized compensation cost as of December 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.06 years. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was approximately $127,000 and $158,000, respectively.

As of December 31, 2011, there were 153,635 shares reserved under the 2005 Plan.

Note 15 - Statutory Financial Information and Accounting Policies

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

State insurance laws restrict the ability of KICO to declare dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, Kingstone acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, Kingstone has agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that for a period of two years following the effective date of conversion of July 1, 2009, no dividend may be paid by KICO without the approval of the Department (“Dividend Restriction Period”). As of June 30, 2011, no such request had been made by Kingstone to the Department. For the year ended December 31, 2011, KICO paid dividends of $350,000 after the expiration of the Dividend Restriction Period. On February 23, 2012, KICO’s board of directors approved a cash dividend of $175,000 to Kingstone, which was paid on February 24, 2012. Kingstone has also agreed with the Department that any intercompany transaction between itself and KICO must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

For the years ended December 31, 2011 and 2010, KICO had statutory basis net income of $3,025,536 and $1,402,543, respectively. At December 31, 2011 and 2010, KICO had reported statutory basis surplus as regards policyholders of $13,602,701 and $10,707,011, respectively, as filed with the Department.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2011 and 2010.

Note 17 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The provision for income taxes from continuing operations is comprised of the following:

Years ended December 31,	2011	2010

Current Federal income tax expense	$1,394,090	$-
Current state income tax expense	19,529	42,640
Deferred Federal and State income tax expense	(325,106)	724,794
Provision for income taxes	$1,088,513	$767,434

At December 31, 2011, the Company had the following net operating loss carryforwards for tax purposes:

Type of NOL	Amount	Expiration
State only, net of valuation allowance	$2,322,744	December 31, 2026
Amount subject to Annual Limitation, Federal only (A)	$110,000	December 31, 2019

(A) NOL is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

A reconciliation of the federal statutory rate to our effective tax rate from continuing operations is as follows:

Years ended December 31,	2011		2010

Computed expected tax expense	$1,221,156	34.00%	$628,789	34.00%
State taxes, net of Federal benefit	1,270	-	25,785	1.39
Permanent differences
Dividends received deduction	(39,613)	(1.10)	(32,425)	(1.75)
Non-taxable investment income	(84,930)	(2.36)	(73,906)	(4.00)
Stock-based compensation expense	35,999	1.00	76,298	4.13
Interest expense - mandatorily redeemable preferred stock	-	-	25,400	1.37
Other permanent differences	(21,548)	2.43	21,949	0.26
Prior year tax matters	(50,886)	(1.42)	46,080	2.49
Other	27,065	(2.24)	49,464	3.61
Total tax	$1,088,513	30.31%	$767,434	41.50%

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

	December 31,	December 31,
	2011	2010

Deferred tax asset:
Net operating loss carryovers	$276,312	$253,564
Claims reserve discount	220,354	188,074
Unearned premium	647,596	551,966
Loss and loss adjustment expenses	-	39,100
Reinsurance recoverable	-	13,600
Deferred ceding commission revenue	1,354,016	1,094,634
Accrued expenses	-	56,800
Other	4,583	-
Total deferred tax assets	2,502,861	2,197,738

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,542,163	1,230,460
Intangibles	1,244,628	1,406,371
Depreciation and amortization	133,411	204,287
Reinsurance recoverable	20,400	-
Net unrealized appreciation of securities - available for sale	172,155	109,497
Investment income	10,543	42,348
Other	-	34,332
Total deferred tax liabilities	4,292,300	4,196,295

Net deferred income tax liability	$(1,789,439)	$(1,998,557)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision from continuing operations for the year ended December 31, 2011:

Change in net deferred income tax liabilities	$(209,118)
Deferred tax expense allocated to other comprehensive income	(115,988)
Deferred income tax provision	$(325,106)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established, except for NOL limitations, as the Company believes it is more likely than not the deferred tax assets will be realized based on the historical taxable income of KICO, or by offset to deferred tax liabilities.

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for years ended December 31, 2011 and 2010. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

In July 2011, the Company received a notice that its Federal income tax return for the year ended December 31, 2009 has been selected for examination by the Internal Revenue Service. The audit commenced in September 2011. The final results of this audit are unknown, although management is confident in the tax assertions made in the tax return.

Note 18 - Employee Benefit Plans

The Company’s insurance subsidiary, KICO, maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $352,000 and $279,000 of expense for the years ended December 31, 2011 and 2010, respectively, related to the 401(k) Plan. For the years ended December 31, 2011 and 2010, Additional Contributions consisted of approximately $251,000 and $188,000, respectively.

Note 19 - Commitments and Contingencies

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein is entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on the Company’s net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009.  On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to KICO to fulfill his duties and responsibilities as Chairman of the Board, Chief Investment Officer, and effective January 1, 2012, President and Chief Executive Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2011 and 2010, is $275,000 and $165,375 per year, respectively.  Pursuant to an amendment entered into with Mr. Goldstein on March 24, 2010 (the “2010 Amendment”), in addition to the increase in his Base Salary to $375,000 and minimum $10,000 annual bonus, as noted above, the expiration date of the agreement was extended from June 30, 2010 to December 31, 2014, the Company issued to Mr. Goldstein 50,000 shares of Common Stock and granted to him a five year option for the purchase of 188,865 shares of Common Stock at an exercise price of $2.50 per share, exercisable to the extent of 25% on the date of grant and each of the initial three anniversary dates of the grant.  In connection with the stock option grant, the Company increased the number of shares authorized to be issued pursuant to its 2005 Equity Participation Plan from 300,000 to 550,000, subject to shareholder approval, which was obtained in June 2010. The option grant to Mr. Goldstein was also subject to such shareholder approval to the extent that additional authorized shares under the plan are required to satisfy his option. Pursuant to the 2010 Amendment, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, all of Mr. Goldstein’s outstanding options would become exercisable.

Chief Executive Officer (KICO)

John D. Reiersen, KICO’s President and Chief Executive Officer through December 31, 2011, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008 and February 28, 2011 (together, the “Reiersen Agreement”). The Reiersen Agreement as amended expires on December 31, 2014, may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement. Pursuant to the February 28, 2011 amendment, effective January 1, 2012, Mr. Reiersen shall serve as Executive Vice President of KICO, shall report to the President and CEO of KICO, and shall provide advice and assistance to the President and CEO of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO.   Pursuant to the Reiersen Agreement, Mr. Reiersen was entitled to receive an annual base salary of $256,500 (with increases of 5% on each of January 1, 2010 and 2011), plus additional customary benefits.  Pursuant to the February 28, 2011 amendment, effective January 1, 2012, it is anticipated that Mr. Reiersen will provide approximately 500 hours of services per year on behalf of KICO and his minimum annual salary will be $100,000.   Mr. Reiersen also receives a $2,000 annual fee for his position as a director of KICO.

Approval Required for Transactions with Subsidiary

In connection with the plan of conversion of CMIC, the Company has agreed with the Department of Financial Services that any intercompany transaction between itself and KICO must be filed with the Department 30 days prior to implementation.

Leases

The Company leases its executive office under a non-cancelable operating lease expiring on August 31, 2012. The lease is not renewable. The landlord may terminate the lease with three months advance notice. The remaining minimum rentals under this lease commitment is $13,336.

Tax Audits

As of December 31, 2011, the Company’s Federal tax return for the year ended December 31, 2009 is under examination by the Internal Revenue Service. Tax years 2008 and 2010 are open for audit.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 20 - Net Income Per Common Share

Basic net earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of vested stock options.  The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

For the year ended December 31, 2011 there were 269,432 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the year ended December 31, 2010 there were 204,716 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For 2010, the inclusion of net common shares assumed to be issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for the period, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and has not been adjusted for the effects of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the years ended December 31, 2011 and 2010 follows:

	Year ended
	December 31,
	2011	2010

Weighted average number of shares outstanding	3,837,190	3,429,828
Effect of dilutive securities, common share equivalents	83,594	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,920,784	3,429,828

Note 21 - Discontinued Operations

On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated its former network of retail brokerage outlets in New York State sold substantially all of their assets, including the book of business (the “New York Assets”). As additional consideration, the Company was entitled to receive through September 30, 2010 an additional amount equal to 60% of the net commissions derived from the book of business of six New York retail locations that were closed in 2008. Income from discontinued operations for the years ended December 31, 2011 and 2010 includes approximately $-0- and $40,000, respectively, of income from additional consideration from the sale of the New York Assets.

Note 22 - Subsequent Events

On February 6, 2012, the Company’s board of directors approved a cash dividend of $.03 per share or $113,397, which was paid on March 15, 2012.

On February 23, 2012, KICO’s board of directors approved a cash dividend of $175,000 to the Company, which was paid on February 24, 2012. Payment of the cash dividend will have no effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.