Form 10-Q
period 2012-03-31
KINGSTONE COMPANIES, INC.
filed 2012-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2012, there were 3,779,900 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

EXHIBIT 3(a)
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
EXHIBIT 101.INS	XBRL Instance Document
EXHIBIT 101.SCH	XBRL Taxonomy Extension Schema
EXHIBIT 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF	XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB	XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $718,616 at
March 31, 2012 and $777,953 at December 31, 2011)	$606,257	$606,234
Fixed-maturity securities, available for sale, at fair value (amortized cost of $21,350,396
at March 31, 2012 and $22,215,191 at December 31, 2011)	22,017,110	22,568,932
Equity securities, available-for-sale, at fair value (cost of $4,323,868
at March 31, 2012 and $3,857,741 at December 31, 2011)	4,665,530	4,065,210
Total investments	27,288,897	27,240,376
Cash and cash equivalents	312,051	173,126
Premiums receivable, net of provision for uncollectible amounts	6,322,652	5,779,085
Receivables - reinsurance contracts	2,591,858	1,734,535
Reinsurance receivables, net of provision for uncollectible amounts	25,183,818	23,880,814
Notes receivable-sale of business	386,445	393,511
Deferred acquisition costs	4,716,352	4,535,773
Intangible assets, net	3,541,743	3,660,672
Property and equipment, net of accumulated depreciation	1,630,141	1,646,341
Other assets	681,151	660,672
Total assets	$72,655,108	$69,704,905

Liabilities
Loss and loss adjustment expenses	$19,933,009	$18,480,717
Unearned premiums	22,253,722	21,283,160
Advance premiums	577,436	544,791
Reinsurance balances payable	3,103,242	2,761,828
Deferred ceding commission revenue	4,149,217	3,982,399
Notes payable (includes payable to related parties of $378,000
at March 31, 2012 and December 31, 2011)	997,000	1,047,000
Accounts payable, accrued expenses and other liabilities	3,084,678	4,419,623
Income taxes payable	365,903	85,393
Deferred income taxes	1,872,876	1,789,439
Total liabilities	56,337,083	54,394,350

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,665,338 shares at March 31, 2012 and 4,643,122 shares at December 31, 2011;
outstanding 3,779,900 shares at March 31, 2012 and 3,759,900 shares
at December 31, 2011	46,654	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,808,090	13,739,792
Accumulated other comprehensive income	665,528	370,399
Retained earnings	3,206,370	2,554,349
	17,726,642	16,710,972
Treasury stock, at cost, 885,438 shares at March 31, 2012 and 883,222 shares
at December 31, 2011	(1,408,617)	(1,400,417)
Total stockholders' equity	16,318,025	15,310,555

Total liabilities and stockholders' equity	$72,655,108	$69,704,905

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three months ended March 31,	2012	2011

Revenues
Net premiums earned	$3,972,535	$3,367,699
Ceding commission revenue	2,903,656	2,312,575
Net investment income	267,517	177,670
Net realized gain on investments	39,400	70,471
Other income	239,055	247,472
Total revenues	7,422,163	6,175,887

Expenses
Loss and loss adjustment expenses	2,278,514	2,550,764
Commission expense	1,671,607	1,371,749
Other underwriting expenses	1,857,746	1,576,819
Other operating expenses	286,887	303,963
Depreciation and amortization	146,549	158,460
Interest expense	20,785	45,765
Total expenses	6,262,088	6,007,520

Income from operations before taxes	1,160,075	168,367
Income tax expense	394,657	41,743
Net income	765,418	126,624

Gross unrealized investment holding gains arising during period	447,165	31,850

Income tax expense related to items of other comprehensive income	(152,036)	(10,829)
Comprehensive income	$1,060,547	$147,645

Earnings per common share:
Basic	$0.20	$0.03
Diluted	$0.20	$0.03

Weighted average common shares outstanding
Basic	3,771,109	3,838,386
Diluted	3,771,109	3,838,386

Dividends declared and paid per common share	$0.03	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2012 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2011	4,643,122	46,432	-	-	13,739,792	370,399	2,554,349	883,222	(1,400,417)	15,310,555
Stock-based compensation	-	-	-	-	19,501	-	-	-	-	19,501
Exercise of stock options	22,216	222	-	-	40,978	-	-	2,216	(8,200)	33,000
Tax benefit from exercise of stock options	-	-	-	-	7,819	-	-	-	-	7,819
Dividends	-	-	-	-	-	-	(113,397)	-	-	(113,397)
Net income	-	-	-	-	-	-	765,418	-	-	765,418
Other comprehensive income	-	-	-	-	-	295,129	-	-	-	295,129
Balance, March 31, 2012	4,665,338	$46,654	-	$-	$13,808,090	$665,528	$3,206,370	885,438	$(1,408,617)	$16,318,025

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2012	2011

Cash flows (used in) provided by operating activities:
Net income	$765,418	$126,624
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(39,400)	(70,471)
Depreciation and amortization	146,549	158,460
Amortization of bond premium, net	32,938	23,482
Stock-based compensation	19,501	40,494
Deferred income tax (expense) benefit	(68,599)	29,793
(Increase) decrease in assets:
Premiums receivable, net	(543,567)	(762,287)
Receivables - reinsurance contracts	(857,323)	(745,584)
Reinsurance receivables, net	(1,303,004)	(1,127,162)
Deferred acquisition costs	(180,579)	(260,552)
Other assets	(75,757)	(240,372)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	1,452,292	1,501,710
Unearned premiums	970,562	1,234,739
Advance premiums	32,645	199,307
Reinsurance balances payable	341,414	1,317,794
Deferred ceding commission revenue	166,818	104,935
Accounts payable, accrued expenses and other liabilities	(1,054,435)	(284,612)
Net cash flows (used in) provided by operating activities	(194,527)	1,246,298

Cash flows provided by (used in) investing activities:
Purchase - fixed-maturity securities available for sale	(105,544)	(1,658,387)
Purchase - equity securities	(658,388)	(580,638)
Sale or maturity - fixed-maturity securities available for sale	1,032,800	-
Sale - equity securities	191,516	990,247
Collections of notes receivable and accrued interest - Sale of businesses	7,066	80,438
Other investing activities	(11,420)	(4,092)
Net cash flows provided by (used in) investing activities	456,030	(1,172,432)

Cash flows used in financing activities:
Proceeds from line of credit	50,000	-
Principal payments on line of credit	(100,000)	-
Principal payments on long-term debt	-	(6,518)
Proceeds from exercise of stock options	41,200	-
Tax benefit from exercise of stock options	7,819	-
Purchase of treasury stock	(8,200)	-
Dividends paid	(113,397)	-
Net cash flows used in financing activities	(122,578)	(6,518)

Increase in cash and cash equivalents	$138,925	$67,348
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$312,051	$393,968

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$500,000	$-
Cash paid for interest	$120,037	$91,441

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2012. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

Accounting Pronouncements

In June 2011 (and as amended in December 2011), the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt ASU 2011-05. The Company adopted this guidance effective January 1, 2012.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,837	$44,716	$-	$-	$544,553	$44,716

Political subdivisions of States,
Territories and Possessions	5,585,259	255,975	(26,568)	-	5,814,666	229,407

Corporate and other bonds
Industrial and miscellaneous	15,265,300	475,826	(33,700)	(49,535)	15,657,891	392,591
Total fixed-maturity securities	21,350,396	776,517	(60,268)	(49,535)	22,017,110	666,714

Equity Securities:
Preferred stocks	1,468,554	36,208	(44,946)	-	1,459,817	(8,737)
Common stocks	2,855,314	372,927	(22,528)	-	3,205,713	350,399
Total equity securities	4,323,868	409,135	(67,474)	-	4,665,530	341,662

Total	$25,674,264	$1,185,652	$(127,742)	$(49,535)	$26,682,640	$1,008,376

	December 31, 2011
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	$50,356

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	301,559

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	1,826
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	353,741

Equity Securities:
Preferred stocks	1,428,435	36,762	(76,969)	(4,893)	1,383,335	(45,100)
Common stocks	2,429,306	274,538	(21,969)	-	2,681,875	252,569
Total equity securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	207,469

Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	$561,210

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of March 31, 2012 and December 31, 2011 is shown below:

	March 31, 2012		December 31, 2011
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$785,661	$770,732	$1,063,493	$1,079,924
One to five years	7,298,755	7,586,081	6,899,892	7,045,774
Five to ten years	11,912,177	12,275,602	12,547,046	12,680,441
More than 10 years	1,353,803	1,384,695	1,704,760	1,762,793
Total	$21,350,396	$22,017,110	$22,215,191	$22,568,932

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of March 31, 2012 and December 31, 2011 are summarized as follows:

March 31, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,257	$112,359	$-	$-	$718,616	$112,359

December 31, 2011
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	$171,719

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2012	2011
	(unaudited)
Income:
Fixed-maturity securities	$234,493	$182,137
Equity securities	85,929	36,824
Cash and cash equivalents	1,406	1,987
Other	2	10
Total	321,830	220,958
Expenses:
Investment expenses	54,313	43,288
Net investment income	$267,517	$177,670

Proceeds from the sale and maturity of fixed-maturity securities were $1,032,800 and $-0- for the three months ended March 31, 2012 and 2011, respectively.

Proceeds from the sale of equity securities were $191,516 and $990,247 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended
	March 31,
	2012	2011
	(unaudited)
Fixed-maturity securities
Gross realized gains	$40,146	$-
Gross realized losses	-	-
	40,146	-

Equity securities
Gross realized gains	7,069	117,333
Gross realized losses	(7,815)	(46,862)
	(746)	70,471

Net realized gains	$39,400	$70,471

Impairment Review

The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary investment (“OTTI”) declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; and (v) current economic conditions.

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 30 securities at March 31, 2012 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the three months ended March 31, 2012 and 2011. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2012 as follows:

	March 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	782,235	(26,568)	2	-	-	-	782,235	(26,568)

Corporate and other
bonds industrial and
miscellaneous	2,021,911	(33,700)	11	2,006,067	(49,535)	9	4,027,978	(83,235)

Total fixed-maturity
securities	$2,804,146	$(60,268)	13	$2,006,067	$(49,535)	9	$4,810,213	$(109,803)

Equity Securities:
Preferred stocks	$530,592	$(44,946)	4	$-	$-	-	$530,592	$(44,946)
Common stocks	397,268	(22,528)	4	-	-	-	397,268	(22,528)

Total equity securities	$927,860	$(67,474)	8	$-	$-	-	$927,860	$(67,474)

Total	$3,732,006	$(127,742)	21	$2,006,067	$(49,535)	9	$5,738,073	$(177,277)

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

The Company’s investments are allocated among pricing input levels at March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$545	$-	$-	$545

Political subdivisions of
States, Territories and
Possessions	-	5,815	-	5,815

Corporate and other
bonds industrial and
miscellaneous	8,190	7,228	240	15,658
Total fixed maturities	8,735	13,043	240	22,018
Equity investments	4,665	-	-	4,665
Total investments	$13,400	$13,043	$240	$26,683

	December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporationsz
and agencies	$550	$-	$-	$550

Political subdivisions of
States, Territories and
Possessions	-	6,171	-	6,171

Corporate and other
bonds industrial and
miscellaneous	8,465	7,168	215	15,848
Total fixed maturities	9,015	13,339	215	22,569
Equity investments	4,065	-	-	4,065
Total investments	$13,080	$13,339	$215	$26,634

A reconciliation of the beginning and ending balances of assets measured at fair value using Level 3 inputs is as follows:

	Three months ended
	March 31,
	2012	2011

Beginning balance, January 1	$215	$-
Total unrealized (losses)
included in other comprehensive income	25	-
Net transfers into Level 3	-	-
Ending balance, March 31	$240	$-

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,257	$718,616	$606,234	$777,953
Cash and cash equivalents	312,051	312,051	173,126	173,126
Premiums receivable	6,322,652	6,322,652	5,779,085	5,779,085
Receivables - reinsurance contracts	2,591,858	2,591,858	1,734,535	1,734,535
Reinsurance receivables	25,183,818	25,183,818	23,880,814	23,880,814
Notes receivable-sale of business	386,445	386,445	393,511	393,511
Real estate, net of
accumulated depreciation	1,464,314	1,510,000	1,477,639	1,510,000
Reinsurance balances payable	3,103,242	3,103,242	2,761,828	2,761,828
Notes payable (including related parties)	997,000	997,000	1,047,000	1,047,000

Note 6 - Notes Receivable-Sale of Businesses

Pennsylvania Stores

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

Notes receivable arising from the sale of businesses as of March 31, 2012 and December 31, 2011 consists of:

	March 31, 2012			December 31, 2011
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of Pennsylvania stores	$344,352	$31,702	$312,650	$351,861	$31,028	$320,833
Sale of Franchise business	37,797	37,797	-	37,797	37,797	-
	382,149	69,499	312,650	389,658	68,825	320,833
Accrued interest	4,296	4,296	-	3,853	3,853	-
Total	$386,445	$73,795	$312,650	$393,511	$72,678	$320,833

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2012 (unaudited)
Premiums written	$11,235,725	$1,400	$(6,856,962)	$4,380,163
Change in unearned premiums	(972,141)	1,579	562,934	(407,628)
Premiums earned	$10,263,584	$2,979	$(6,294,028)	$3,972,535

Three months ended March 31, 2011 (unaudited)
Premiums written	$9,533,146	$234	$(5,496,365)	$4,037,015
Change in unearned premiums	(1,236,876)	2,138	565,422	(669,316)
Premiums earned	$8,296,270	$2,372	$(4,930,943)	$3,367,699

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $577,000 and $545,000 as of March 31, 2012 (unaudited) and December 31, 2011, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Three months ended
	March 31,
	2012	2011
	(unaudited)
Balance at beginning of period	$18,480,717	$17,711,907
Less reinsurance recoverables	(10,001,060)	(10,431,415)
Net balance, beginning of period	8,479,657	7,280,092

Incurred related to:
Current year	2,286,000	2,617,490
Prior years	(7,486)	(66,726)
Total incurred	2,287,514	2,550,764

Paid related to:
Current year	455,147	502,497
Prior years	1,194,688	936,756
Total paid	1,649,835	1,439,253

Net balance at end of period	9,108,336	8,392,003
Add reinsurance recoverables	10,824,673	10,821,614
Balance at end of period	$19,933,009	$19,213,617

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $2,688,652 and $1,688,251 for the three months ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012 and 2011, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum provisional commissions.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2012	2011
	(unaudited)
Provisional ceding commissions earned	$1,984,983	$1,588,306
Contingent ceding commissions earned	918,673	724,269
	$2,903,656	$2,312,575

Ceding commissions due from reinsurers as of March 31, 2012 (unaudited) and December 31, 2011 were $2,591,858 and $1,734,535, respectively, and are in included in “Receivables – reinsurance contracts” in the Consolidated Balance Sheets.

Note 8 – Long-Term Debt

Long-term debt consists of:

	March 31, 2012			December 31, 2011
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Line of credit	250,000	250,000	-	300,000	300,000	-
	$997,000	$250,000	$747,000	$1,047,000	$300,000	$747,000

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

Interest expense on the 2009/2010 Notes for the three months ended March 31, 2012 and 2011 was approximately $17,800 and $46,000, respectively.  Interest expense includes related party borrowings for the three months ended March 31, 2012 and 2011 of approximately $9,000 and $25,000, respectively.

Related party balances as of March 31, 2012 and December 31, 2011 under the 2009/2010 Notes are as follows:

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President and
Chief Executive Officer, and principal stockholder of the Company)	$90,000
Jay Haft, a director of the Company	30,000
A member of the family of Michael Feinsod, a director of the Company	60,000
Mr. Yedid and members of his family	156,000
A member of the family of Floyd Tupper, a director of KICO	42,000
Total related party balances	$378,000

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

The interest rate on the amount outstanding as of March 31, 2012 was 3.75%. There are no other fees in connection with this credit line.

Note 9 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock was $113,397 and $-0- for the three months ended March 31, 2012 and 2011, respectively. The Company’s Board of Directors approved a quarterly dividend on May 14, 2012 of $.03 per share payable in cash on June 15, 2012 to stockholders of record as of May 31, 2011.

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

The results of operations for the three months ended March 31, 2012 and 2011 include share-based stock option compensation expense totaling approximately $20,000 and $40,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% for the three months ended March 31, 2012 and 2011, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2012 and 2011 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the three months ended March 31, 2012 and 2011.

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of March 31, 2012, and changes during the three months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	393,865	$2.32	2.28	$498,913

Granted	-	$-	-	$-
Exercised	(25,000)	$2.06	-	$31,200
Forfeited	-	$-	-	$-

Outstanding at March 31, 2012	368,865	$2.34	2.13	$390,428

Vested and Exercisable at March 31, 2012	291,648	$2.31	1.97	$252,571

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $3.18 closing price of the Company’s Common Stock on March 31, 2012. The total intrinsic value of options exercised in the three months ended March 31, 2012 was $31,200, determined as of the date of exercise. The Company received cash proceeds from options exercised in the three months end March 31, 2012 of approximately $41,200. No stock options were exercised in the three months ended March 31, 2011.

As of March 31, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $36,000. Unamortized compensation cost as of March 31, 2012 is expected to be recognized over a remaining weighted-average vesting period of .95 years.

Note 10 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2012 and 2011 was 34.0% and 24.8%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

Three months ended March 31,	2012		2011

Computed expected tax expense	$394,426	34.0%	$57,245	34.0%
State taxes, net of Federal benefit	28,497	2.4	(1,038)	(0.6)
Permanent differences
Dividends received deduction	(20,451)	(1.8)	(7,129)	(4.2)
Non-taxable investment income	(17,038)	(1.5)	(22,144)	(13.2)
Stock-based compensation expense	6,630	0.6	13,768	8.2
Other permanent differences	6,450	0.6	10,014	5.9
Other	(3,857)	(0.3)	(8,973)	(5.3)
Total tax	$394,657	34.0%	$41,743	24.8%

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

	March 31,	December 31,
	2012	2011
	(unaudited)
Deferred tax asset:
Net operating loss carryovers	$264,293	$276,312
Claims reserve discount	236,691	220,354
Unearned premium	677,534	647,596
Deferred ceding commission revenue	1,410,734	1,354,016
Other	6,171	321,000
Total deferred tax assets	2,595,423	2,819,278

Deferred tax liability:
Investment in KICO	1,169,000	1,169,000
Deferred acquisition costs	1,603,560	1,542,163
Intangibles	1,204,193	1,244,628
Depreciation and amortization	131,698	133,411
Reinsurance recoverable	20,400	20,400
Net unrealized appreciation of securities - available for sale	320,203	172,155
Loss from uninsured bank deposits	-	316,417
Investment income	19,245	10,543
Total deferred tax liabilities	4,468,299	4,608,717

Net deferred income tax liability	$(1,872,876)	$(1,789,439)

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for three months ended March 31, 2012 and 2011. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

In July 2011, the Company received a notice that its Federal income tax return for the year ended December 31, 2009 has been selected for examination by the Internal Revenue Service. The audit commenced in September 2011. The final results of this audit are unknown, although management is confident in the tax assertions made in the tax return

Note 11 - Net Income Per Common Share

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

For the three months ended March 31, 2012 and 2011 there were 291,648 and 251,932 vested options, respectively, with an exercise price below the average market price of the Company’s Common Stock during the period. For the three months ended March 31, 2012 and 2011 the inclusion of net common shares assumed to be issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for the period, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and has not been adjusted for the effects of such options.

Note 12 - Commitments and Contingencies

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

Note 13 – Subsequent Event

Dividends Declared and Paid

On May 14, 2012, the Company’s board of directors approved a cash dividend of $.03 per share, or $113,397, to be paid on June 15, 2012.

On May 14, 2012, KICO’s board of directors approved a cash dividend of $175,000 to the Company, which was paid on May 15, 2012. Payment of the cash dividend will have no effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

Employment Agreement

Effective April 16, 2012, the Company entered into an amendment to its employment agreement with Barry Goldstein, its President, Chairman of the Board and Chief Executive Officer, pursuant to which, effective January 1, 2012 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $450,000 from $375,000.

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

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct written premiums	$11,236	$9,533	$1,703	17.9%
Net written premiums	4,380	4,037	343	8.5%
Change in net unearned premiums	(408)	(669)	262	(39.1	) %
Net premiums earned	3,973	3,368	605	18.0%
Ceding commission revenue	2,904	2,313	591	25.6%
Net investment income	267	178	89	50.0%
Net realized gain on investments	39	70	(31)	(44.3	) %
Other income	239	247	(8)	(3.2	) %
Total revenues	7,422	6,176	1,246	20.2%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	4,967	4,239	728	17.2%
Less: ceded loss and loss adjustment expenses	(2,689)	(1,688)	(1,000)	59.3%
Net loss and loss adjustment expenses	2,279	2,551	(272)	(10.7	) %
Commission expense	1,671	1,372	299	21.8%
Other underwriting expenses	1,858	1,577	281	17.8%
Other operating expenses	287	304	(17)	(5.6	) %
Depreciation and amortization	146	158	(12)	(7.6	) %
Interest expense	21	46	(25)	(54.3	) %
Total expenses	6,262	6,008	254	4.2%

Income from operations before taxes	1,160	168	992	590.8%
Provision for income tax	395	42	353	840.5%
Net income	$765	$126	$639	507.5%

Percent of total revenues:
Net premiums earned	53.5%	54.5%
Ceding commission revenue	39.1%	37.5%
Net investment income	3.6%	2.9%
Net realized gains on investments	0.5%	1.1%
Other income	3.2%	4.0%
	100.0%	100.0%

(1) For the three months ended March 31, 2012 and 2011, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended March 31, 2012 (“2012”) were $11,236,000 compared to $9,533,000 during the three months ended March 31, 2011 (“2011”). The increase of $1,703,000, or 17.9%, was primarily due to an increase in policies in-force during 2012 as compared to 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 19.2% as of March 31, 2012 compared to March 31, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $343,000, or 8.5%, to $4,380,000 in 2012 from $4,037,000 in 2011. The increase in net written premiums resulted from an increase in direct written premiums in 2012 compared to direct written premiums in 2011. Net written premiums grew at a lower rate than direct written premiums (8.5% compared to 17.9%) due to a greater increase in policies written in lines of business that are subject to quota share treaties compared to lines of business that are not subject to quota share treaties.

Net premiums earned increased $605,000, or 18.0%, to $3,973,000 in 2012 from $3,368,000 in 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended March 31, 2012 compared to the twelve months ended March 31, 2011.

Ceding commission revenue was $2,904,000 in 2012 compared to $2,313,000 in 2011. The increase of $591,000, or 25.6%, was due to the increase in the amount of premiums ceded and more favorable ceding commission rates. Our previous quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty which began July 1, 2011. The current treaty allows for a greater maximum amount of contingent ceding commission that can be paid to us, allowing us to utilize the full benefit from the carryover amount in our current treaty. The carryover amount was included in our computation of contingent ceding commission effective July 1, 2011, and resulted in an additional $169,000 to our contingent ceding commission revenue in 2012.

Net investment income was $267,000 in 2012 compared to $178,000 in 2011. The increase of $89,000, or 50.0%, was due to an increase in average invested assets in 2012 as compared to 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows throughout 2011. The tax equivalent investment yield, excluding cash, was 5.26% and 5.61% at March 31, 2012 and 2011, respectively.

Net loss and loss adjustment expenses were $2,279,000 in 2012 compared to $2,551,000 in 2011. The net loss ratio was 57.4% in 2012 compared to 75.7% in 2011. The decrease of 18.3 percentage points in our net loss ratio for 2012 as compared to 2011 is primarily due to a decrease in losses in our commercial auto line of business, which is not subject to a quota share treaty.

Commission expense was $1,671,000 in 2012 or 14.9 % of direct written premiums. Commission expense was $1,372,000 in 2011 or 14.4% of direct written premiums. The increase of $299,000 is due to the increase in direct written premiums in 2012 as compared to 2011.

Other underwriting expenses were $1,858,000 in 2012 compared to $1,577,000 in 2011. The $281,000, or 17.8%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Underwriting expenses as a percentage of direct written premiums was 16.5% in 2012 and 2011.

Other operating expenses, related to the corporate expenses of our holding company, were $287,000 in 2012 compared to $304,000 in 2011. The $17,000 decrease in 2012 was primarily due to a decrease in amortization of stock options as a result of more stock options being fully vested prior to March 31, 2012.

Interest expense was $21,000 in 2012 compared to $46,000 in 2011. The $25,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in 2012 was $395,000, which resulted in an effective tax rate of 34.0%. Income tax expense in 2011 was $42,000, which resulted in an effective tax rate of 24.8%. Income before taxes was $1,160,000 in 2012 compared to $168,000 in 2011. The benefit from non-taxable or tax exempt permanent differences was less in 2012 due to the greater amount of income before taxes in 2012 as compared to 2011. The decrease in the benefit from tax exempt permanent differences resulted in an increase to our effective tax rate in 2012.

Net income was $765,000 in 2012 compared to $126,000 in 2011. The increase in net income of $639,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue and a decrease in net losses and loss adjustment expenses, offset by increases in our other underwriting expenses.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2012	2011

Revenues
Net premiums earned	$3,972,535	$3,367,699
Ceding commission revenue	2,903,656	2,312,575
Net investment income	267,517	177,670
Net realized gain on investments	39,400	70,471
Other income	115,050	97,930
Total revenues	7,298,158	6,026,345

Expenses
Loss and loss adjustment expenses	2,278,514	2,550,764
Commission expense	1,671,607	1,371,749
Other underwriting expenses	1,857,745	1,576,819
Depreciation and amortization	146,259	155,915
Total expenses	5,954,125	5,655,247

Income from operations	1,344,033	371,098
Income tax expense	416,837	119,379
Net income	$927,196	$251,719

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2012
Written premiums	$11,235,725	$1,400	$(6,856,962)	$4,380,163
Unearned premiums	(972,141)	1,579	562,934	(407,628)
Earned premiums	$10,263,584	$2,979	$(6,294,028)	$3,972,535

Loss and loss adjustment expenses	$4,956,069	$11,097	$(2,688,652)	$2,278,514

Loss ratio	48.3%	372.5%	42.7%	57.4%

Three months ended March 31, 2011
Written premiums	$9,533,146	$234	$(5,496,365)	$4,037,015
Unearned premiums	(1,236,876)	2,138	565,422	(669,316)
Earned premiums	$8,296,270	$2,372	$(4,930,943)	$3,367,699

Loss and loss adjustment expenses	$4,237,389	$1,626	$(1,688,251)	$2,550,764

Loss ratio	51.1%	68.5%	34.2%	75.7%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2012	2011

Net premiums earned	$3,972,535	$3,367,699
Ceding commission revenue	2,903,656	2,312,575
Other income	115,050	97,930

Loss and loss adjustment expenses	2,278,514	2,550,764

Acquistion costs and other underwriting expenses:
Commission expense	1,671,607	1,371,749
Other underwriting expenses	1,857,745	1,576,819
Total acquistion costs and other
underwriting expenses	3,529,352	2,948,568

Underwriting income	$1,183,375	$278,872

Key Measures:
Net loss ratio	57.4%	75.7%
Net underwriting expense ratio	12.9%	16.0%
Net combined ratio	70.2%	91.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$3,529,352	$2,948,568
Less: Ceding commission revenue	(2,903,656)	(2,312,575)
Less: Other income	(115,050)	(97,930)
	$510,646	$538,063

Net earned premium	$3,972,535	$3,367,699

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2012 and December 31, 2011:

Available for Sale Securities

	March 31, 2012
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,837	$44,716	$-	$-	$544,553	2.0%

Political subdivisions of States,
Territories and Possessions	5,585,259	255,975	(26,568)	-	5,814,666	21.8%

Corporate and other bonds
Industrial and miscellaneous	15,265,300	475,826	(33,700)	(49,535)	15,657,891	58.7%
Total fixed-maturity securities	21,350,396	776,517	(60,268)	(49,535)	22,017,110	82.5%
Equity Securities	4,323,868	409,136	(67,474)	-	4,665,530	17.5%
Total	$25,674,264	$1,185,653	$(127,742)	$(49,535)	$26,682,640	100.0%

	December 31, 2011
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	2.1%

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	23.2%

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	59.5%
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	84.7%
Equity Securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	15.3%
Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	100.0%

Held to Maturity Securities

March 31, 2012
(unaudited)
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,257	$112,359	$-	$-	$718,616	100.0%

December 31, 2011
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,234	$171,719	$-	$-	$779,953	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of March 31, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	March 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$544,553	2.5%	$550,188	2.4%
AAA	3,016,660	13.7%	3,041,576	13.5%
AA	4,020,686	18.3%	4,502,733	20.0%
A	6,652,418	30.2%	6,977,222	30.9%
BBB	7,782,793	35.3%	7,497,213	33.2%
Total	$22,017,110	100.00%	$22,568,932	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.78%	17.6	2.75%	17.8

Political subdivisions of States,
Territories and Possessions	4.11%	5.2	3.86%	5.2

Corporate and other bonds
Industrial and miscellaneous	4.90%	7.0	4.98%	7.1

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2012 and December 31, 2011, 50% and 49%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices. As of March 31, 2012 and December 31, 2011, 49% and 50%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs other than quoted prices.

 As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2012 and December 31, 2011, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	782,235	(26,568)	2	-	-	-	782,235	(26,568)

Corporate and other
bonds industrial and
miscellaneous	2,021,911	(33,700)	11	2,006,067	(49,535)	9	4,027,978	(83,235)

Total fixed-maturity
securities	$2,804,146	$(60,268)	13	$2,006,067	$(49,535)	9	$4,810,213	$(109,803)

Equity Securities:
Preferred stocks	$530,592	$(44,946)	4	$-	$-	-	$530,592	$(44,946)
Common stocks	397,268	(22,528)	4	-	-	-	397,268	(22,528)

Total equity securities	$927,860	$(67,474)	8	$-	$-	-	$927,860	$(67,474)

Total	$3,732,006	$(127,742)	21	$2,006,067	$(49,535)	9	$5,738,073	$(177,277)

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	4,849,378	(228,792)	26	1,483,425	(107,666)	7	6,332,803	(336,458)

Total fixed-maturity
securities	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Equity Securities:
Preferred stocks	$368,350	$(76,969)	12	$189,364	$(4,893)	5	$557,714	$(81,862)
Common stocks	397,268	(21,969)	14	-	-	-	397,268	(21,969)
Total equity securities	$765,618	$(98,938)	26	$189,364	$(4,893)	5	$954,982	$(103,831)

Total	$5,614,996	$(327,730)	52	$1,672,789	$(112,559)	12	$7,287,785	$(440,289)

There were 30 securities at March 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 64 securities at December 31, 2011 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department. For the three months ended March 31, 2012, KICO paid dividends of $175,000 to us. On May 14, 2012, KICO’s board of directors approved a cash dividend of $175,000 to us which was paid on May 15, 2012. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. Effective July 1, 2011, as discussed above, we may also receive cash dividends from KICO, subject to statutory restrictions. As of March 31, 2012, the maximum distribution that KICO could pay without prior regulatory approval was approximately $617,000.

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The outstanding balance was $250,000 as of March 31, 2012. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

We prepaid $703,000 of our notes payable during the year ended December 31, 2011. As of March 31, 2012, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

Our reconciliation of net income to cash (used in) provided by operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2012	2011

Cash flows provided by (used in):
Operating activities	$(194,527)	$1,246,298
Investing activities	456,030	(1,172,432)
Financing activities	(122,578)	(6,518)
Net increae in cash and cash equivalents	138,925	67,348
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$312,051	$393,968

Net cash used by operating activities was $195,000 in 2012 as compared to $1,246,000 provided in 2011. The $1,441,000 decrease in cash flows provided by operating activities in 2012 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by an increase in net income (adjusted for non-cash items) of $517,000.

 Net cash provided by investing activities was $456,000 in 2012 compared to $1,172,000 used in 2011. The $1,628,000 increase in cash flows used in investing activities is a result of the decrease in acquisitions and increase in sales of invested assets.

Net cash used in financing activities was $123,000 in 2012 compared to $7,000 used in 2011. The $116,000 decrease in cash flows from financing activities is a result of a dividend payment of $113,000 in 2012 compared to no such payment in 2011.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

None

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/12 - 1/31/12	4,716	(1)	$3.50	-	-
2/1/12 - 2/29/12	-		-	-	-
3/1/12 - 3/31/12	-		-	-	-
Total	4,716		$3.50	-	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

_______________________
(1) Represents 2,216 shares repurchased by us in a private transaction and 2.500 shares purchased by persons who may be considered “affiliated purchasers.”

ITEM 6. EXHIBITS.

3(a)	Restated Certificate of Incorporation, as amended

3(b)	Certificate of Designation of Series E Preferred Stock1

3(c)	By-laws, as amended2

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
______________
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

KINGSTONE COMPANIES, INC.

Dated: May 15, 2012	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer