Form 10-Q
period 2012-06-30
KINGSTONE COMPANIES, INC.
filed 2012-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2012, there were 3,830,441 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2

Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4—	Controls and Procedures	41

PART II — OTHER INFORMATION		42

Item 1 —	Legal Proceedings	42
Item 1A —	Risk Factors	42
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3 —	Defaults Upon Senior Securities	42
Item 4 —	Mine Safety Disclosures	42
Item 5 —	Other Information	42
Item 6 —	Exhibits	43
Signatures		44

EXHIBIT 3(a)
EXHIBIT 3(b)
EXHIBIT 10
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $797,992 at
June 30, 2012 and $777,953 at December 31, 2011)	$606,265	$606,234
Fixed-maturity securities, available for sale, at fair value (amortized cost of $21,323,148
at June 30, 2012 and $22,215,191 at December 31, 2011)	22,164,430	22,568,932
Equity securities, available-for-sale, at fair value (cost of $4,155,363
at June 30, 2012 and $3,857,741 at December 31, 2011)	4,617,047	4,065,210
Total investments	27,387,742	27,240,376
Cash and cash equivalents	1,025,724	173,126
Premiums receivable, net of provision for uncollectible amounts	6,951,282	5,779,085
Receivables - reinsurance contracts	3,423,759	1,734,535
Reinsurance receivables, net of provision for uncollectible amounts	26,166,406	23,880,814
Notes receivable-sale of business	339,102	393,511
Deferred acquisition costs	5,092,435	4,535,773
Intangible assets, net	3,422,815	3,660,672
Property and equipment, net of accumulated depreciation	1,652,262	1,646,341
Other assets	952,463	660,672
Total assets	$76,413,990	$69,704,905

Liabilities
Loss and loss adjustment expenses	$20,798,094	$18,480,717
Unearned premiums	23,932,647	21,283,160
Advance premiums	550,100	544,791
Reinsurance balances payable	3,556,919	2,761,828
Deferred ceding commission revenue	4,467,514	3,982,399
Notes payable (includes payable to related parties of $378,000
at June 30, 2012 and December 31, 2011)	997,000	1,047,000
Accounts payable, accrued expenses and other liabilities	3,249,815	4,419,623
Income taxes payable	-	85,393
Deferred income taxes	1,886,541	1,789,439
Total liabilities	59,438,630	54,394,350

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,696,593 shares at June 30, 2012 and 4,643,122 shares at December 31, 2011;
outstanding 3,811,155 shares at June 30, 2012 and 3,759,900 shares
at December 31, 2011	46,966	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,823,800	13,739,792
Accumulated other comprehensive income	859,957	370,399
Retained earnings	3,653,254	2,554,349
	18,383,977	16,710,972
Treasury stock, at cost, 885,438 shares at June 30, 2012 and 883,222 shares at December 31, 2011	(1,408,617)	(1,400,417)

Total stockholders' equity	16,975,360	15,310,555

Total liabilities and stockholders' equity	$76,413,990	$69,704,905

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Net premiums earned	$4,164,572	$3,517,249	$8,137,107	$6,884,948
Ceding commission revenue	2,910,858	2,727,867	5,814,514	5,040,442
Net investment income	229,879	160,464	497,396	338,134
Net realized gain on investments	6,160	89,961	45,560	160,432
Other income	222,691	217,101	461,746	464,573
Total revenues	7,534,160	6,712,642	14,956,323	12,888,529

Expenses
Loss and loss adjustment expenses	2,408,505	1,823,630	4,687,019	4,374,394
Commission expense	1,805,810	1,504,894	3,477,417	2,876,643
Other underwriting expenses	1,994,576	1,734,095	3,852,322	3,310,914
Other operating expenses	287,442	299,002	574,329	602,965
Depreciation and amortization	150,472	154,682	297,021	313,142
Interest expense	20,111	38,907	40,896	84,672
Total expenses	6,666,916	5,555,210	12,929,004	11,562,730

Income from operations before taxes	867,244	1,157,432	2,027,319	1,325,799
Income tax expense	306,928	383,501	701,585	425,244
Net income	560,316	773,931	1,325,734	900,555

Gross unrealized investment holding gains arising during period	294,590	301,456	741,755	333,306

Income tax expense related to items of other comprehensive income	(100,161)	(102,495)	(252,197)	(113,324)

Comprehensive income	$754,745	$972,892	$1,815,292	$1,120,537

Earnings per common share:
Basic	$0.15	$0.20	$0.35	$0.23
Diluted	$0.15	$0.20	$0.35	$0.23

Weighted average common shares outstanding
Basic	3,789,592	3,838,386	3,780,351	3,838,386
Diluted	3,883,779	3,918,763	3,780,351	3,921,289

Dividends declared and paid per common share	$0.03	$-	$0.06	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Six months ended June 30, 2012 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total

Balance, December 31, 2011	4,643,122	46,432	-	-	13,739,792	370,399	2,554,349	883,222	(1,400,417)	15,310,555
Stock-based compensation	-	-	-	-	30,111	-	-	-	-	30,111
Exercise of stock options	64,361	643	-	-	46,430	-	-	-	-	47,073
Shares deducted from exercise of stock
options for payment of withholding taxes	(10,890)	(109)	-	-	(56,521)	-	-	-	-	(56,630)
Tax benefit from exercise of stock options	-	-	-	-	63,988	-	-	-	-	63,988
Acquisition of treasury stock	-	-	-	-	-	-	-	2,216	(8,200)	(8,200)
Dividends	-	-	-	-	-	-	(226,829)	-	-	(226,829)
Net income	-	-	-	-	-	-	1,325,734	-	-	1,325,734
Change in unrealized gains on available for sale securities, net of tax	-	-	-	-	-	489,558	-	-	-	489,558
Balance, June 30, 2012	4,696,593	$46,966	-	$-	$13,823,800	$859,957	$3,653,254	885,438	$(1,408,617)	$16,975,360

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,

	2012	2011

Cash flows provided by operating activities:
Net income	$1,325,734	$900,555
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(45,560)	(160,432)
Depreciation and amortization	297,021	313,142
Amortization of bond premium, net	66,998	123,001
Stock-based compensation	30,111	64,148
Deferred income tax expense	(155,095)	(176,236)
(Increase) decrease in assets:
Premiums receivable, net	(1,172,197)	(1,237,243)
Receivables - reinsurance contracts	(1,689,224)	(1,728,174)
Reinsurance receivables, net	(2,285,592)	(2,323,212)
Deferred acquisition costs	(556,662)	(586,660)
Other assets	(348,303)	858,805
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	2,317,377	793,460
Unearned premiums	2,649,487	2,912,817
Advance premiums	5,309	195,004
Reinsurance balances payable	795,091	1,897,771
Deferred ceding commission revenue	485,115	452,878
Accounts payable, accrued expenses and other liabilities	(1,255,201)	(272,411)
Net cash flows provided by operating activities	464,409	2,027,213

Cash flows provided by (used in) investing activities:
Purchase - fixed-maturity securities available for sale	(915,228)	(4,065,722)
Purchase - equity securities	(853,000)	(1,056,775)
Sale or maturity - fixed-maturity securities available for sale	1,837,698	2,079,869
Sale - equity securities	559,993	1,215,296
Collections of notes receivable and accrued interest - Sale of businesses	54,409	297,678
Other investing activities	(65,085)	(22,998)
Net cash flows provided by (used in) investing activities	618,787	(1,552,652)

Cash flows used in financing activities:
Proceeds from line of credit	50,000	-
Principal payments on line of credit	(100,000)	-
Principal payments on long-term debt	-	(713,997)
Proceeds from exercise of stock options	47,073	-
Withholding taxes paid on cashless exercise of stock options	(56,630)	-
Tax benefit from exercise of stock options	63,988	-
Purchase of treasury stock	(8,200)	-
Dividends paid	(226,829)	-
Net cash flows used in financing activities	(230,598)	(713,997)

Increase (decrease) in cash and cash equivalents	$852,598	$(239,436)
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$1,025,724	$87,184

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,505,000	$329,762
Cash paid for interest	$41,202	$125,994

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York. In February 2011, KICO’s application for an insurance license to write insurance in the Commonwealth of Pennsylvania was approved; however, KICO has only nominally commenced writing business in Pennsylvania. Kingstone, through its subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2012. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$99,930	$5,672	$-	$-	$105,602	$5,672

Political subdivisions of States,
Territories and Possessions	5,572,075	279,663	-	(29,967)	5,821,771	249,696

Corporate and other bonds
Industrial and miscellaneous	15,651,143	644,650	(9,850)	(48,886)	16,237,057	585,914
Total fixed-maturity securities	21,323,148	929,985	(9,850)	(78,853)	22,164,430	841,282

Equity Securities:
Preferred stocks	1,339,013	58,812	-	(12,775)	1,385,050	46,037
Common stocks	2,816,350	442,031	(26,384)	-	3,231,997	415,647
Total equity securities	4,155,363	500,843	(26,384)	(12,775)	4,617,047	461,684

Total	$25,478,511	$1,430,828	$(36,234)	$(91,628)	$26,781,477	$1,302,966

	December 31, 2011
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	$50,356

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	301,559

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	1,826
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	353,741

Equity Securities:
Preferred stocks	1,428,435	36,762	(76,969)	(4,893)	1,383,335	(45,100)
Common stocks	2,429,306	274,538	(21,969)	-	2,681,875	252,569
Total equity securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	207,469

Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	$561,210

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of June 30, 2012 and December 31, 2011 is shown below:

	June 30, 2012		December 31, 2011
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$1,082,670	$1,066,409	$1,063,493	$1,079,924
One to five years	7,118,991	7,382,219	6,899,892	7,045,774
Five to ten years	11,768,002	12,303,035	12,547,046	12,680,441
More than 10 years	1,353,485	1,412,767	1,704,760	1,762,793
Total	$21,323,148	$22,164,430	$22,215,191	$22,568,932

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of June 30, 2012 and December 31, 2011 are summarized as follows:

June 30, 2012
	Cost or	Gross	Gross Unrealized Losses			Net Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,265	$191,727	$-	$-	$797,992	$191,727

December 31, 2011
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	$171,719

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Income:
Fixed-maturity securities	$226,777	$174,363	$461,270	$356,500
Equity securities	62,310	33,474	148,239	70,298
Cash and cash equivalents	(1,347)	236	59	2,223
Other	2	(3,325)	4	(3,315)
Total	287,742	204,748	609,572	425,706
Expenses:
Investment expenses	57,863	44,284	112,176	87,572
Net investment income	$229,879	$160,464	$497,396	$338,134

Proceeds from the sale and maturity of fixed-maturity securities were $1,837,698 and $2,079,869 for the six months ended June 30, 2012 and 2011, respectively.

Proceeds from the sale of equity securities were $559,993 and $1,215,296 for the six months ended June 30, 2012 and 2011, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2012	2011
	(unaudited)		(unaudited)
Fixed-maturity securities
Gross realized gains	$55,004	$87,302	$95,150	$87,302
Gross realized losses	(54,404)	(1,983)	(54,404)	(1,983)
	600	85,319	40,746	85,319
Equity securities
Gross realized gains	25,215	18,484	32,284	135,817
Gross realized losses	(19,655)	(13,842)	(27,470)	(60,704)
	5,560	4,642	4,814	75,113

Net realized gains	$6,160	$89,961	$45,560	$160,432

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 18 securities at June 30, 2012 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the six months ended June 30, 2012 and 2011. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2012 as follows:

	June 30, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	773,253	(29,967)	2	773,253	(29,967)

Corporate and other
bonds industrial and
miscellaneous	1,022,335	(9,850)	5	1,821,008	(48,886)	8	2,843,343	(58,736)

Total fixed-maturity securities	$1,022,335	$(9,850)	5	$2,594,261	$(78,853)	10	$3,616,596	$(88,703)

Equity Securities:
Preferred stocks	$-	$-	-	$114,750	$(12,775)	1	$114,750	$(12,775)
Common stocks	238,502	(26,384)	2	-	-	-	238,502	(26,384)

Total equity securities	$238,502	$(26,384)	2	$114,750	$(12,775)	1	$353,252	$(39,159)

Total	$1,260,837	$(36,234)	7	$2,709,011	$(91,628)	11	$3,969,848	$(127,862)

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

The Company’s investments are allocated among pricing input levels at June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$106	$-	$-	$106

Political subdivisions of
States, Territories and
Possessions	-	5,821	-	5,821

Corporate and other
bonds industrial and
miscellaneous	7,776	8,461	-	16,237

Total fixed maturities	7,882	14,282	-	22,164
Equity investments	4,617	-	-	4,617
Total investments	$12,499	$14,282	$-	$26,781

	December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$550	$-	$-	$550

Political subdivisions of
States, Territories and
Possessions	-	6,171	-	6,171

Corporate and other
bonds industrial and
miscellaneous	8,465	7,383	-	15,848

Total fixed maturities	9,015	13,554	-	22,569
Equity investments	4,065	-	-	4,065
Total investments	$13,080	$13,554	$-	$26,634

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)

Fixed-maturity investments held to maturity	$606,265	$797,992	$606,234	$777,953
Cash and cash equivalents	1,025,724	1,025,724	173,126	173,126
Premiums receivable	6,951,282	6,951,282	5,779,085	5,779,085
Receivables - reinsurance contracts	3,423,759	3,423,759	1,734,535	1,734,535
Reinsurance receivables	26,166,406	26,166,406	23,880,814	23,880,814
Notes receivable-sale of business	339,102	339,102	393,511	393,511
Real estate, net of accumulated depreciation	1,455,255	1,510,000	1,477,639	1,510,000
Reinsurance balances payable	3,556,919	3,556,919	2,761,828	2,761,828
Notes payable (including related parties)	997,000	997,000	1,047,000	1,047,000

Note 6 - Notes Receivable-Sale of Businesses

Pennsylvania Stores

Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated the three remaining Pennsylvania stores included in the former network of retail brokerage outlets (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which was paid by delivery of two promissory notes (the “Pennsylvania Notes”), one in the approximate principal amount of $238,000 and payable with interest at the rate of 9.375% per annum in 120 equal monthly installments, and the other in the approximate principal amount of $159,000 and payable with interest at the rate of 6% per annum in 60 monthly installments commencing August 10, 2011 (with interest only being payable prior to such date). Effective August 10, 2011, the Pennsylvania Notes were restructured into one note with a principal balance of $361,625. The restructured note provides for interest at the rate of 8.63% per annum and is payable in 102 equal monthly installments of $5,015. There was no gain or loss recorded on the restructuring of the Pennsylvania Notes.

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”).  As of May 1, 2011, the terms of the Franchise Note called for installments of $50,000 on May 15, 2009, $50,000 on May 1, 2010, both of which were paid, and $100,000 plus accrued interest on May 1, 2011 and provided for interest at the rate of 5.25% per annum. On May 1, 2011, the Franchise Note was amended. Under the amended Franchise Note, the payment due on May 1, 2011 was reduced to a principal payment only of $75,000. The remaining balance of $25,000 plus accrued interest of $12,797 was due on May 1, 2012, which was paid.

Notes receivable arising from the sale of businesses as of June 30, 2012 and December 31, 2011 consists of:

	June 30, 2012			December 31, 2011
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of Pennsylvania stores	$336,681	$32,391	$304,290	$351,861	$31,028	$320,833
Sale of Franchise business	-	-	-	37,797	37,797	-
	336,681	32,391	304,290	389,658	68,825	320,833
Accrued interest	2,421	2,421	-	3,853	3,853	-
Total	$339,102	$34,812	$304,290	$393,511	$72,678	$320,833

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2012 (unaudited)
Premiums written	$23,674,526	$3,199	$(14,480,602)	$9,197,123
Change in unearned premiums	(2,653,399)	3,912	1,589,471	(1,060,016)
Premiums earned	$21,021,127	$7,111	$(12,891,131)	$8,137,107

Six months ended June 30, 2011 (unaudited)
Premiums written	$20,120,159	$2,880	$(11,979,870)	$8,143,169
Change in unearned premiums	(2,914,468)	1,652	1,654,595	(1,258,221)
Premiums earned	$17,205,691	$4,532	$(10,325,275)	$6,884,948

Three months ended June 30, 2012 (unaudited)
Premiums written	$12,438,801	$1,799	$(7,623,640)	$4,816,960
Change in unearned premiums	(1,681,258)	2,333	1,026,537	(652,388)
Premiums earned	$10,757,543	$4,132	$(6,597,103)	$4,164,572

Three months ended June 30, 2011 (unaudited)
Premiums written	$10,587,013	$2,646	$(6,483,505)	$4,106,154
Change in unearned premiums	(1,677,592)	(486)	1,089,173	(588,905)
Premiums earned	$8,909,421	$2,160	$(5,394,332)	$3,517,249

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $550,000 and $545,000 as of June 30, 2012 (unaudited) and December 31, 2011, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Six months ended
	June 30,
	2012	2011
	(unaudited)
Balance at beginning of period	$18,480,717	$17,711,907
Less reinsurance recoverables	(10,001,060)	(10,431,415)
Net balance, beginning of period	8,479,657	7,280,492

Incurred related to:
Current year	4,359,416	4,141,042
Prior years	327,603	233,352
Total incurred	4,687,019	4,374,394

Paid related to:
Current year	933,939	1,322,676
Prior years	2,586,898	1,921,555
Total paid	3,520,837	3,244,231

Net balance at end of period	9,645,839	8,410,655
Add reinsurance recoverables	11,152,255	10,094,712
Balance at end of period	$20,798,094	$18,505,367

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $4,626,575 and $3,413,640 for the six months ended June 30, 2012 and 2011, respectively.

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

Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto, were renewed as of July 1, 2012. The treaties, which are renewed annually, provide for the following material terms as of July 1, 2012:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provides $1,900,000 of coverage in excess of the $1,000,000 included under the 75% quota share treaty for a total coverage with respect to losses of up to $2,900,000 per occurrence. Personal umbrella policies are reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 40% quota share treaty, which provides coverage with respect to losses of up to $500,000 per occurrence.   Excess of loss contracts provide $2,400,000 of coverage in excess of the $500,000 included under the 40% quota share treaty for a total coverage with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

A total of $73,000,000 of catastrophe reinsurance coverage has been obtained, whereby the Company retains $750,000 per catastrophe occurrence.

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

As of June 30, 2012 and 2011, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum provisional commissions.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$2,074,732	$1,696,373	$4,059,715	$3,284,679
Contingent ceding commissions earned	836,126	1,031,494	1,754,799	1,755,763
	$2,910,858	$2,727,867	$5,814,514	$5,040,442

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. Ceding commissions due from reinsurers, which is comprised of contingent ceding commissions receivable, as of June 30, 2012 (unaudited) and December 31, 2011 were $3,423,759 and $1,734,535, respectively, and are in included in “Receivables – reinsurance contracts” in the Consolidated Balance Sheets.

Note 8 – Long-Term Debt

Long-term debt consists of:

	June 30, 2012			December 31, 2011
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Line of credit	250,000	250,000	-	300,000	300,000	-
	$997,000	$250,000	$747,000	$1,047,000	$300,000	$747,000

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

Interest expense on the 2009/2010 Notes for the six months ended June 30, 2012 and 2011 was approximately $35,000 and $85,000, respectively. Interest expense includes related party borrowings for the six months ended June 30, 2012 and 2011 of approximately $18,000 and $45,000, respectively. Interest expense on the 2009/2010 Notes for the three months ended June 30, 2012 and 2011 was approximately $18,000 and $39,000, respectively. Interest expense includes related party borrowings for the three months ended June 30, 2012 and 2011 of approximately $9,000 and $21,000, respectively.

Related party balances as of June 30, 2012 and December 31, 2011 under the 2009/2010 Notes are as follows:

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President and
Chief Executive Officer, and principal stockholder of the Company)	$90,000
Jay Haft, a director of the Company	30,000
A member of the family of Michael Feinsod, a director of the Company	60,000
Mr. Yedid, a director of KICO, and members of his family	156,000
A member of the family of Floyd Tupper, a director of KICO	42,000
Total related party balances	$378,000

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

The interest rate on the amount outstanding as of June 30, 2012 was 3.75%. There are no other fees in connection with this credit line.

Note 9 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock was $226,829 and $-0- for the six months ended June 30, 2012 and 2011, respectively. Dividends declared and paid on Common Stock was $113,432 and $-0- for the three months ended June 30, 2012 and 2011, respectively. The Company’s Board of Directors approved a quarterly dividend on August 13, 2012 of $.04 per share payable in cash on September 18, 2012 to stockholders of record as of August 31, 2012.

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

The results of operations for the six months ended June 30, 2012 and 2011 include share-based stock option compensation expense totaling $30,111 and $64,148, respectively. The results of operations for the three months ended June 30, 2012 and 2011 include share-based stock option compensation expense totaling $10,000 and $24,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% for the six months and three months ended June 30, 2012 and 2011, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2012 and 2011 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the six months ended June 30, 2012 and 2011.

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of June 30, 2012, and changes during the six months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	393,865	$2.32	2.28	$498,913

Granted	-	$-	-	$-
Exercised	(95,000)	$2.12	-	$243,075
Forfeited	-	$-	-	$-

Outstanding at June 30, 2012	298,865	$2.39	2.13	$852,540

Vested and Exercisable at June 30, 2012	221,648	$2.37	2.01	$636,616

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.24 closing price of the Company’s Common Stock on June 30, 2012. The total intrinsic value of options exercised in the six months ended June 30, 2012 was $243,075, determined as of the date of exercise. The Company received cash proceeds of $47,073 from 20,000 options exercised in the six months end June 30, 2012. The remaining 75,000 options exercised in 2012 were cashless exercises. No stock options were exercised in the six months ended June 30, 2011.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Cashless Exercise”). The Company received cash proceeds of $47,073 from 22,500 options exercised in the six months end June 30, 2012. The remaining 72,500 options exercised in 2012 were Cashless Exercises. No stock options were exercised in the six months ended June 30, 2011.

As of June 30, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $25,000. Unamortized compensation cost as of June 20, 2012 is expected to be recognized over a remaining weighted-average vesting period of .79 years.

Note 10 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the six months and three months ended June 30, 2012 was 34.6% and 35.4%, respectively. The Company’s effective tax rate from continuing operations for the six months and three months ended June 30, 2011 was 32.1% and 33.1%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011

Computed expected tax expense	$294,863	34.0%	$393,527	34.0%	$689,289	34.0%	$450,772	34.0%
State taxes, net of Federal benefit	17,301	2.0	(13,713)	(1.2)	45,798	2.3	(14,751)	(1.1)
Permanent differences
Dividends received deduction	(16,126)	(1.9)	-	-	(36,577)	(1.8)	(7,129)	(0.5)
Non-taxable investment income	(16,772)	(1.9)	(24,399)	(2.1)	(33,810)	(1.7)	(46,544)	(3.5)
Stock-based compensation expense	3,607	0.4	8,042	0.7	10,237	0.5	21,810	1.6
Other permanent differences	5,831	0.7	4,531	0.4	12,281	0.6	14,545	1.1
Other	18,224	2.1	15,513	1.3	14,367	0.7	6,541	0.5
Total tax	$306,928	35.4%	$383,501	33.1%	$701,585	34.6%	$425,244	32.1%

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

	June 30,	December 31,
	2012	2011
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$264,293	$276,312
Claims reserve discount	250,659	220,354
Unearned premium	720,037	647,596
Deferred ceding commission revenue	1,518,955	1,354,016
Other	7,919	4,583
Total deferred tax assets	2,761,863	2,502,861

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	1,731,428	1,542,163
Intangibles	1,163,757	1,244,628
Depreciation and amortization	143,586	133,411
Reinsurance recoverable	20,400	20,400
Net unrealized appreciation of securities - available for sale	420,233	172,155
Investment income	-	10,543
Total deferred tax liabilities	4,648,404	4,292,300

Net deferred income tax liability	$(1,886,541)	$(1,789,439)

(1) The deferred tax assets from net operating loss carryovers are as follows

	June 30,	December 31,
Type of NOL	2012	2011	Expiration
State only (A)	$338,594	$352,749	December 31, 2027
Valuation allowance	104,819	42,437
State only, net of valuation allowance	233,775	310,312
Amount subject to Annual Limitation, Federal only (B)	30,600	34,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$264,375	$344,312

(A) The Company’s parent generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, the Company’s insurance underwriting subsidiary is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax which is included in the Condensed Consolidated Statements of Operations and Comprehensive Income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

(B) NOL is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

(2)	Deferred tax liability - investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (together “Untaxed Interest”). As of the date of acquisition the deferred tax liability on the Untaxed Interest was $1,169,000. Under GAAP guidance for business combinations, a temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The Company is required to maintain its deferred tax liability of $1,169,000 related to this temporary difference until either the stock of KICO is sold, the assets of KICO are sold or KICO and the parent are merged.

Under GAAP guidance for the “Accounting for Uncertainty in Income Taxes”, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. Additionally, Accounting for Uncertainty in Income Taxes, provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for six months ended June 30, 2012 and 2011. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The Company’s Federal income tax return for the year ended December 31, 2009 has been examined by the Internal Revenue Service and was accepted as filed.

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

For the six months and three months ended June 30, 2012 there were 221,648 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the six months ended June 30, 2012 the inclusion of net common shares assumed to be issued upon the exercise of such options in the computation of diluted earnings per share would have been anti-dilutive for the period, and as a result, the weighted average number of common shares used in the calculation of basic and diluted earnings per common share is the same, and has not been adjusted for the effects of such options.

For the six months and three months ended June 30, 2011 there were 251,932 vested options with an exercise price below the average market price of the Company’s Common Stock during the period.

The reconciliation of the weighted average number of shares of Common Stock and net income used in the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income used in the calculation of basic earnings per share	$560,316	$773,931	$1,325,734	$900,555
Effect of dilutive securities, common share equivalents	12,168	-	-	16,839

Net income used for computing diluted earnings per share	$572,484	$773,931	$1,325,734	$917,394

Weighted average number of shares outstanding	3,789,592	3,838,386	3,780,351	3,838,386
Effect of dilutive securities, common share equivalents	94,187	80,377	-	82,903

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,883,779	3,918,763	3,780,351	3,921,289

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

Employment Agreement

Effective January 1, 2012, Barry Goldstein, the Company’s President, Chairman of the Board and Chief Executive Officer, assumed the positions of President and Chief Executive Officer of KICO. Effective April 16, 2012, the Company entered into an amendment to its employment agreement with Mr. Goldstein, pursuant to which, effective January 1, 2012 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $450,000 from $375,000 in consideration for his additional responsibilities to KICO.

Note 13 – Subsequent Event

Dividends Declared and Paid

On August 13, 2012, the Company’s board of directors approved a dividend of $.04 per share payable in cash on September 18, 2012 to stockholders of record as of August 31, 2012.

On August 12, 2012, KICO’s board of directors approved a cash dividend of $350,000 to the Company, to be paid on August 13, 2012. Payment of the cash dividend will have no effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”).

We derive 99% of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our portfolio, and net realized gains and losses on investment securities.  All of our policies are for a one year period. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one year life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

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

Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include legal and auditing fees, occupancy costs related to our corporate office, executive employment costs, and other costs directly associated with being a public company.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation. See Note 2 to the Consolidated Financial Statements - “Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct written premiums	$23,675	$20,120	$3,555	17.7%
Net written premiums	9,197	8,143	1,054	12.9%
Change in net unearned premiums	(1,060)	(1,258)	198	(15.7	) %
Net premiums earned	8,137	6,885	1,252	18.2%
Ceding commission revenue	5,815	5,040	775	15.4%
Net investment income	497	338	159	47.0%
Net realized gain on investments	46	160	(114)	(71.3	) %
Other income	461	465	(4)	(0.9	) %
Total revenues	14,956	12,888	2,068	16.0%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	9,314	7,788	1,526	19.6%
Less: ceded loss and loss adjustment expenses	(4,627)	(3,414)	(1,213)	35.5%
Net loss and loss adjustment expenses	4,687	4,374	313	7.2%
Commission expense	3,477	2,877	600	20.9%
Other underwriting expenses	3,852	3,311	541	16.3%
Other operating expenses	574	603	(29)	(4.8	) %
Depreciation and amortization	297	313	(16)	(5.1	) %
Interest expense	41	85	(44)	(51.8	) %
Total expenses	12,928	11,563	1,365	11.8%

Income from operations before taxes	2,028	1,325	703	53.1%
Provision for income tax	702	425	277	65.2%
Net income	$1,326	$900	$426	47.3%

Percent of total revenues:
Net premiums earned	54.4%	53.4%
Ceding commission revenue	38.9%	39.1%
Net investment income	3.3%	2.6%
Net realized gains on investments	0.3%	1.2%
Other income	3.1%	3.6%
	100.0%	100.0%

(1) For the six months ended June 30, 2012 and 2011, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the six months ended June 30, 2012 (“2012”) were $23,675,000 compared to $20,120,000 during the six months ended June 30, 2011 (“2011”). The increase of $3,555,000, or 17.7%, was primarily due to an increase in policies in-force during 2012 as compared to 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 18.3% as of June 30, 2012 compared to June 30, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $1,054,000, or 12.9%, to $9,197,000 in 2012 from $8,143,000 in 2011. The increase in net written premiums resulted from an increase in direct written premiums in 2012 compared to direct written premiums in 2011. Net written premiums grew at a lower rate than direct written premiums (12.9% compared to 17.7%) due to increases in policies written in lines of business that are subject to quota share reinsurance treaties, primarily personal lines and commercial lines, in excess of the decrease in policies written in lines of business without quota share reinsurance treaties, primarily commercial auto lines.

Net premiums earned increased $1,252,000, or 18.2%, to $8,137,000 in 2012 from $6,885,000 in 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011.

Ceding commission revenue was $5,815,000 in 2012 compared to $5,040,000 in 2011. The increase of $775,000, or 15.4%, was due to the increase in the amount of premiums ceded. Our previous quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty which began July 1, 2011. The current treaty allows for a greater maximum amount of contingent ceding commission that can be paid to us, allowing us to utilize the full benefit from the carryover amount in our current treaty. The carryover amount was included in our computation of contingent ceding commission effective July 1, 2011; however, the amount of the carryover from the previous quota share treaty decreased in 2012 as a result of an increase to the ceded loss ratio, which reduced the effect of the increase in ceding commission revenues from ceded earned premiums.

Net investment income was $497,000 in 2012 compared to $338,000 in 2011. The increase of $159,000, or 47.1%, was due to an increase in average invested assets in 2012 as compared to 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows throughout 2011. The tax equivalent investment yield, excluding cash, was 5.27% and 5.46% at June 30, 2012 and 2011, respectively.

Net loss and loss adjustment expenses were $4,687,000 in 2012 compared to $4,374,000 in 2011. The net loss ratio was 57.6% in 2012 compared to 63.5% in 2011. The decrease of 5.9 percentage points in our net loss ratio for 2012 as compared to 2011 is primarily due to a decrease in losses in our commercial auto line of business, which is not subject to a quota share treaty.

Commission expense was $3,477,000 in 2012 or 14.7 % of direct written premiums. Commission expense was $2,877,000 in 2011 or 14.3% of direct written premiums. The increase of $600,000 is due to the increase in direct written premiums in 2012 as compared to 2011.

Other underwriting expenses were $3,852,000 in 2012 compared to $3,311,000 in 2011. The $541,000, or 16.3%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums, increase in occupancy costs and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Underwriting expenses as a percentage of direct written premiums was 16.3% in 2012 and 16.5% in 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $574,000 in 2012 compared to $603,000 in 2011. The $29,000 decrease in 2012 was primarily due to a decrease in amortization of stock options as a result of more stock options being fully vested prior to June 30, 2012.

Interest expense was $41,000 in 2012 compared to $85,000 in 2011. The $44,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in 2012 was $702,000, which resulted in an effective tax rate of 34.6%. Income tax expense in 2011 was $425,000, which resulted in an effective tax rate of 32.1%. Income before taxes was $2,027,000 in 2012 compared to $1,326,000 in 2011. The increase in the effective tax rate by 2.5% in 2012 is a result of us recording a valuation allowance in 2012 against our state net operating loss carryovers compared to no such allowance in 2011. Our parent generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. A valuation allowance of $42,000 was recorded by us in December 2011 and an additional valuation allowance of $62,000 was recorded in 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $1,326,000 in 2012 compared to $901,000 in 2011. The increase in net income of $425,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other underwriting expenses related to premium growth.

Net income was $1,326,000 in 2012 compared to $901,000 in 2011. The increase in net income of $425,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other underwriting expenses.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct written premiums	$12,439	$10,587	$1,852	17.5%
Net written premiums	4,817	4,106	711	17.3%
Change in net unearned premiums	(652)	(589)	(63)	10.7%
Net premiums earned	4,165	3,517	648	18.4%
Ceding commission revenue	2,911	2,728	183	6.7%
Net investment income	230	160	70	43.8%
Net realized gain on investments	6	90	(84)	(93.3	) %
Other income	222	217	5	2.3%
Total revenues	7,534	6,712	822	12.2%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	4,347	3,550	797	22.5%
Less: ceded loss and loss adjustment expenses	(1,938)	(1,726)	(212)	12.3%
Net loss and loss adjustment expenses	2,409	1,824	585	32.1%
Commission expense	1,806	1,505	301	20.0%
Other underwriting expenses	1,995	1,734	261	15.1%
Other operating expenses	287	299	(12)	(4.0	) %
Depreciation and amortization	150	154	(4)	(2.6	) %
Interest expense	20	39	(19)	(48.7	) %
Total expenses	6,667	5,555	1,112	20.0%

Income from operations before taxes	867	1,157	(290)	(25.1	) %
Provision for income tax	307	383	(76)	(19.8	) %
Net income	$560	$774	$(214)	(27.6	) %

Percent of total revenues:
Net premiums earned	55.3%	52.4%
Ceding commission revenue	38.6%	40.6%
Net investment income	3.1%	2.4%
Net realized gains on investments	0.1%	1.3%
Other income	2.9%	3.2%
	100.0%	100.0%

(1) For the three months ended June 30, 2012 and 2011, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended June 30, 2012 (“Q2 2012”) were $12,439,000 compared to $10,587,000 during the three months ended June 30, 2011 (“Q2 2011”). The increase of $1,852,000, or 17.5%, was primarily due to an increase in policies in-force during Q2 2012 as compared to Q2 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 18.3% as of June 30, 2012 compared to June 30, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $711,000, or 17.3%, to $4,817,000 in Q2 2012 from $4,106,000 in Q2 2011. The increase in net written premiums was due to increases in policies written in lines of business that are subject to quota share reinsurance treaties, primarily personal lines and commercial lines, in excess of the decrease in policies written in lines of business without quota share reinsurance treaties, primarily commercial auto lines.

Net premiums earned increased $648,000, or 18.4%, to $4,165,000 in Q2 2012 from $3,517,000 in Q2 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2012	2011	Change	Percent
Provisional ceding commissions earned	$2,075	$1,696	$379	22.3%
Contingent ceding commissions earned	836	1,032	(196)	(19.0)%
Total ceding commission revenue	2,911	2,728	183	6.7%

Ceding commission revenue was $2,911,000 in Q2 2012 compared to $2,728,000 in Q2 2011. The increase of $183,000, or 6.7%, was due a $379,000 increase in provisional ceding commissions earned offset by a $196,000 decrease in contingent ceding commissions earned. The increase in ceding commissions earned is due to the increase in the amount of premiums ceded. The decrease in contingent ceding commissions is due to an increase in our ceded loss ratio as a result of an increase in losses incurred under our personal lines quota share reinsurance treaty from prior year claims and from an increase in losses incurred from fires in the current treaty year. Our previous quota share reinsurance treaty, which expired June 30, 2011, contained a provision which limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the current treaty which began July 1, 2011. The current treaty allows for a greater maximum amount of contingent ceding commission that can be paid to us, allowing us to utilize the full benefit from the carryover amount in our current treaty. The carryover amount was included in our computation of contingent ceding commission effective July 1, 2011; however, the amount of the carryover from the previous quota share treaty decreased in Q2 2012 as a result of an increase to the ceded loss ratio in the current treaty, which reduced contingent ceding commissions earned.

Net investment income was $230,000 in Q2 2012 compared to $160,000 in Q2 2011. The increase of $70,000, or 43.6%, was due to an increase in average invested assets in Q2 2012 as compared to Q2 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows throughout 2011. The tax equivalent investment yield, excluding cash, was 5.27% and 5.46% at June 30, 2012 and 2011, respectively.

Net loss and loss adjustment expenses were $2,409,000 in Q2 2012 compared to $1,824,000 in Q2 2011. The net loss ratio was 57.8% in Q2 2012 compared to 51.8% in Q2 2011. The increase of 6.0 percentage points in our net loss ratio is primarily due to an increase in Q2 2012 losses incurred from fires as compared to Q2 2011.

Commission expense was $1,806,000 in Q2 2012 or 14.7 % of direct written premiums. Commission expense was $1,505,000 in Q2 2011 or 14.2% of direct written premiums. The increase of $301,000 is due to the increase in direct written premiums in Q2 2012 as compared to Q2 2011.

Other underwriting expenses were $1,995,000 in Q2 2012 compared to $1,734,000 in Q2 2011. The $261,000, or 15.1%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and an increase in occupancy costs. Underwriting expenses as a percentage of direct written premiums was 16.0% in Q2 2012 and 16.4% in Q2 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $287,000 in Q2 2012 compared to $299,000 in Q2 2011. The $12,000 decrease in Q2 2012 was due nominal net decreases in various overhead expenses.

Interest expense was $20,000 in Q2 2012 compared to $39,000 in Q2 2011. The $19,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in Q2 2012 was $307,000, which resulted in an effective tax rate of 35.4%. Income tax expense in Q2 2011 was $383,000, which resulted in an effective tax rate of 33.1%. Income before taxes was $867,000 in Q2 2012 compared to $1,157,000 in Q2 2011. The increase in the effective tax rate by 2.3% in Q2 2012 is a result of us recording a valuation allowance in Q2 2012 against our state net operating loss carryovers compared to no such allowance in Q2 2011. Our parent generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. Valuation allowances totaling of $77,000 were recorded by us in December 2011and March 2012. An additional valuation allowance of $28,000 was recorded in 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

 Net income was $560,000 in Q2 2012 compared to $774,000 in Q2 2011. The decrease in net income of $214,000 was due to the circumstances described above that caused the 6.0% increase to our net loss ratio, which had the effect of decreasing our contingent ceding revenue, and increase to other underwriting expenses related to premium growth, offset by increases in our net premiums earned.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues
Net premiums earned	$4,164,572	$3,517,249	$8,137,107	$6,884,948
Ceding commission revenue	2,910,858	2,727,867	5,814,514	5,040,442
Net investment income	229,879	160,464	497,396	338,134
Net realized gain on investments	6,160	89,961	45,560	160,432
Other income	124,247	100,129	239,297	198,059
Total revenues	7,435,716	6,595,670	14,733,874	12,622,015

Expenses
Loss and loss adjustment expenses	2,408,505	1,823,630	4,687,019	4,374,394
Commission expense	1,805,810	1,504,894	3,477,417	2,876,643
Other underwriting expenses	1,994,576	1,734,095	3,852,321	3,310,914
Depreciation and amortization	150,183	152,466	296,442	308,381
Total expenses	6,359,074	5,215,085	12,313,199	10,870,332

Income from operations	1,076,642	1,380,585	2,420,675	1,751,683
Income tax expense	353,760	452,265	770,597	571,644
Net income	$722,882	$928,320	$1,650,078	$1,180,039

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2012
Written premiums	$23,674,526	$3,199	$(14,480,602)	$9,197,123
Unearned premiums	(2,653,399)	3,912	1,589,471	(1,060,016)
Earned premiums	$21,021,127	$7,111	$(12,891,131)	$8,137,107

Loss and loss adjustment expenses	$9,298,687	$14,907	$(4,626,575)	$4,687,019

Loss ratio	44.2%	209.6%	35.9%	57.6%

Six months ended June 30, 2011
Written premiums	$20,120,159	$2,880	$(11,979,870)	$8,143,169
Unearned premiums	(2,914,468)	1,652	1,654,595	(1,258,221)
Earned premiums	$17,205,691	$4,532	$(10,325,275)	$6,884,948

Loss and loss adjustment expenses	$7,781,979	$6,055	$(3,413,640)	$4,374,394

Loss ratio	45.2%	133.6%	33.1%	63.5%

Three months ended June 30, 2012
Written premiums	$12,438,801	$1,799	$(7,623,640)	$4,816,960
Unearned premiums	(1,681,258)	2,333	1,026,537	(652,388)
Earned premiums	$10,757,543	$4,132	$(6,597,103)	$4,164,572

Loss and loss adjustment expenses	$4,342,618	$3,810	$(1,937,923)	$2,408,505

Loss ratio	40.4%	92.2%	29.4%	57.8%

Three months ended June 30, 2011
Written premiums	$10,587,013	$2,646	$(6,483,505)	$4,106,154
Unearned premiums	(1,677,592)	(486)	1,089,173	(588,905)
Earned premiums	$8,909,421	$2,160	$(5,394,332)	$3,517,249

Loss and loss adjustment expenses	$3,544,590	$4,429	$(1,725,389)	$1,823,630

Loss ratio	39.8%	205.0%	32.0%	51.8%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net premiums earned	$4,164,572	$3,517,249	$8,137,107	$6,884,948
Ceding commission revenue	2,910,858	2,727,867	5,814,514	5,040,442
Other income	124,247	100,129	239,297	198,059

Loss and loss adjustment expenses	2,408,505	1,823,630	4,687,019	4,374,394

Acquistion costs and other underwriting expenses:
Commission expense	1,805,810	1,504,894	3,477,417	2,876,643
Other underwriting expenses	1,994,576	1,734,095	3,852,322	3,310,914
Total acquistion costs and other underwriting expenses	3,800,386	3,238,989	7,329,739	6,187,557

Underwriting income	$990,786	$1,282,626	$2,174,160	$1,561,498

Key Measures:
Net loss ratio	57.8%	51.9%	57.6%	63.5%
Net underwriting expense ratio	18.4%	11.7%	15.7%	13.8%
Net combined ratio	76.2%	63.5%	73.3%	77.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$3,800,386	$3,238,989	$7,329,739	$6,187,557
Less: Ceding commission revenue	(2,910,858)	(2,727,867)	(5,814,514)	(5,040,442)
Less: Other income	(124,247)	(100,129)	(239,297)	(198,059)
	$765,281	$410,993	$1,275,928	$949,056

Net earned premium	$4,164,572	$3,517,249	$8,137,107	$6,884,948

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2012 and December 31, 2011:

Available for Sale Securities

	June 30, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$99,930	$5,672	$-	$-	$105,602	0.4%

Political subdivisions of States,
Territories and Possessions	5,572,075	279,663	-	(29,967)	5,821,771	21.7%

Corporate and other bonds
Industrial and miscellaneous	15,651,143	644,650	(9,850)	(48,886)	16,237,057	60.6%
Total fixed-maturity securities	21,323,148	929,985	(9,850)	(78,853)	22,164,430	82.8%

Equity Securities	4,155,363	500,843	(26,384)	(12,775)	4,617,047	17.2%
Total	$25,478,511	$1,430,828	$(36,234)	$(91,628)	$26,781,477	100.0%

	December 31, 2011

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	2.1%

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	23.2%

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	59.5%
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	84.7%

Equity Securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	15.3%
Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	100.0%

Held to Maturity Securities

June 30, 2012
(unaudited)

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,265	$191,727	$-	$-	$797,992	100.0%

December 31, 2011

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,234	$171,719	$-	$-	$779,953	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of June 30, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	June 30, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$105,602	0.5%	$550,188	2.4%
AAA	3,014,089	13.6%	3,041,576	13.5%
AA	4,036,508	18.2%	4,502,733	20.0%
A	6,496,040	29.3%	6,977,222	30.9%
BBB	8,512,191	38.4%	7,497,213	33.2%
Total	$22,164,430	100.00%	$22,568,932	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.17%	25.6	2.75%	17.8

Political subdivisions of States,
Territories and Possessions	4.11%	4.9	3.86%	5.2

Corporate and other bonds
Industrial and miscellaneous	4.85%	6.7	4.98%	7.1

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2012 and December 31, 2011, 47% and 49%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2012 and December 31, 2011, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	773,253	(29,967)	2	773,253	(29,967)

Corporate and other
bonds industrial and
miscellaneous	1,022,335	(9,850)	5	1,821,008	(48,886)	8	2,843,343	(58,736)

Total fixed-maturity
securities	$1,022,335	$(9,850)	5	$2,594,261	$(78,853)	10	$3,616,596	$(88,703)

Equity Securities:
Preferred stocks	$-	$-	-	$114,750	$(12,775)	1	$114,750	$(12,775)
Common stocks	238,502	(26,384)	2	-	-	-	238,502	(26,384)

Total equity securities	$238,502	$(26,384)	2	$114,750	$(12,775)	1	$353,252	$(39,159)

Total	$1,260,837	$(36,234)	7	$2,709,011	$(91,628)	11	$3,969,848	$(127,862)

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 18 securities at June 30, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 64 securities at December 31, 2011 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

Liquidity and Capital Resources

Cash Flows

The primary sources of cash flow are from our insurance underwriting subsidiary, KICO, which includes direct premiums written, ceding commissions from our quota share reinsurers, loss recovery payments from our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department within the dividend restriction period. For the six months ended June 30, 2012, KICO paid dividends of $350,000 to us. On August 12, 2012, KICO’s board of directors approved a cash dividend of $350,000 that was paid on August 13, 2012. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

During the six months ended June 30, 2012 we declared and paid $226,829 of dividends on our Common Stock. Our Board of Directors approved a quarterly dividend on August 13, 2012 at the rate of $.04 per share payable in cash on September 18, 2012 to stockholders of record as of August 31, 2012, an increase of $.01 per share over our last quarterly dividend that was paid.

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

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The outstanding balance was $250,000 as of June 30, 2012. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

We prepaid $703,000 of our notes payable during the year ended December 31, 2011. As of June 30, 2012, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2012	2011

Cash flows provided by (used in):
Operating activities	$464,409	$2,027,213
Investing activities	618,787	(1,552,652)
Financing activities	(230,598)	(713,997)
Net increase in cash and cash equivalents	852,598	(239,436)
Cash and cash equivalents, beginning of period	173,126	326,620

Cash and cash equivalents, end of period	$1,025,724	$87,184

Net cash provided by operating activities was $464,000 in 2012 as compared to $2,027,000 provided in 2011. The $1,563,000 decrease in cash flows provided by operating activities in 2012 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by an increase in net income (adjusted for non-cash items) of $455,000.

 Net cash provided by investing activities was $619,000 in 2012 compared to $1,553,000 used in 2011. The $2,172,000 increase in cash flows provided by investing activities is a result of the decrease in acquisitions, offset by a decrease in sales of invested assets.

Net cash used in financing activities was $231,000 in 2012 compared to $714,000 used in 2011. The $483,000 decrease in cash flows used in financing activities is a result of principal payments on long term debt of $714,000 in 2011 compared to no such payments in 2012, and dividend payments of $227,000 in 2012 compared to no such payments in 2011.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

None

ITEM 1A.  RISK FACTORS.

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)         None

(b)         Not applicable

(c)          The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/12 - 4/30/12	4,851	$3.42	-	-
5/1/12 – 5/31/12	1,000	$4.33	-	-
6/1/12 - 6/30/12	1,398	$5.12	-	-
Total	7,249	$3.88	-	-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.  OTHER INFORMATION.

None
______________________________
(1) Represents shares purchased by persons who may be considered “affiliated purchasers.”

ITEM 6.  EXHIBITS.

3(a)	Restated Certificate of Incorporation, as amended2

3(b)	By-laws, as amended3

10	Amendment No. 4, dated as of April 16, 2012, to Employment Agreement between Kingstone Companies, Inc. and Barry B. Goldstein4

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of Chief Executive Officer and Chief Financial Officer Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.
3 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 16, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: August 14, 2012	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer