Form 10-Q
period 2012-09-30
KINGSTONE COMPANIES, INC.
filed 2012-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2012, there were 3,842,869 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4—	Controls and Procedures	45

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	46
Item 1A —	Risk Factors	46
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 —	Defaults Upon Senior Securities	46
Item 4 —	Mine Safety Disclosures	46
Item 5 —	Other Information	46
Item 6 —	Exhibits
Signatures
EXHIBIT 3(a) EXHIBIT 3(b) EXHIBIT 31(a) EXHIBIT 31(b) EXHIBIT 32
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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $792,101 at
September 30, 2012 and $777,953 at December 31, 2011)	$606,273	$606,234
Fixed-maturity securities, available for sale, at fair value (amortized cost of $21,780,082
at September 30, 2012 and $22,215,191 at December 31, 2011)	23,102,130	22,568,932
Equity securities, available-for-sale, at fair value (cost of $4,716,098
at September 30, 2012 and $3,857,741 at December 31, 2011)	5,230,893	4,065,210
Total investments	28,939,296	27,240,376
Cash and cash equivalents	2,447,849	173,126
Premiums receivable, net of provision for uncollectible amounts	6,854,026	5,779,085
Receivables - reinsurance contracts	2,668,123	1,734,535
Reinsurance receivables, net of provision for uncollectible amounts	28,047,484	23,880,814
Notes receivable-sale of business	331,207	393,511
Deferred acquisition costs	5,397,647	4,535,773
Intangible assets, net	3,303,886	3,660,672
Property and equipment, net of accumulated depreciation	1,640,464	1,646,341
Other assets	895,269	660,672
Total assets	$80,525,251	$69,704,905

Liabilities
Loss and loss adjustment expenses	$22,283,145	$18,480,717
Unearned premiums	25,309,496	21,283,160
Advance premiums	497,273	544,791
Reinsurance balances payable	3,164,848	2,761,828
Deferred ceding commission revenue	4,662,272	3,982,399
Notes payable (includes payable to related parties of $378,000
at September 30, 2012 and December 31, 2011)	1,097,000	1,047,000
Accounts payable, accrued expenses and other liabilities	3,404,982	4,505,016
Deferred income taxes	2,011,122	1,789,439
Total liabilities	62,430,138	54,394,350

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,715,829 shares at September 30, 2012 and 4,643,122 shares at December 31, 2011;
outstanding 3,828,391 shares at September 30, 2012 and 3,759,900 shares
at December 31, 2011	47,159	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,839,741	13,739,792
Accumulated other comprehensive income	1,212,316	370,399
Retained earnings	4,414,024	2,554,349
	19,513,240	16,710,972
Treasury stock, at cost, 887,438 shares at September 30, 2012 and 883,222 shares
at December 31, 2011	(1,418,127)	(1,400,417)
Total stockholders' equity	18,095,113	15,310,555

Total liabilities and stockholders' equity	$80,525,251	$69,704,905

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues
Net premiums earned	$5,281,701	$3,937,189	$13,418,808	$10,822,137
Ceding commission revenue	2,711,431	2,307,390	8,525,945	7,347,832
Net investment income	242,159	172,039	739,555	510,173
Net realized gain on investments	65,986	196,574	111,546	357,006
Other income	218,723	228,615	680,469	693,188
Total revenues	8,520,000	6,841,807	23,476,323	19,730,336

Expenses
Loss and loss adjustment expenses	2,691,402	2,933,531	7,378,421	7,307,925
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,134,106	1,734,137	5,986,428	5,045,051
Other operating expenses	255,628	260,149	829,957	863,114
Depreciation and amortization	150,351	144,122	447,372	457,264
Interest expense	19,781	23,577	60,677	108,249
Total expenses	7,203,851	6,691,797	20,132,855	18,254,527

Income from operations before taxes	1,316,149	150,010	3,343,468	1,475,809
Income tax expense (benefit)	402,162	(69,559)	1,103,747	355,685
Net income	913,987	219,569	2,239,721	1,120,124

Gross unrealized investment holding gains
arising during period	533,877	(166,793)	1,275,632	166,513

Income tax (expense) benefit related to items of other
comprehensive income	(181,518)	56,710	(433,715)	(56,614)
Comprehensive income	$1,266,346	$109,486	$3,081,638	$1,230,023

Earnings per common share:
Basic	$0.24	$0.06	$0.59	$0.29
Diluted	$0.23	$0.06	$0.59	$0.29

Weighted average common shares outstanding
Basic	3,824,461	3,838,386	3,794,979	3,838,386
Diluted	3,936,167	3,913,036	3,884,172	3,838,386

Dividends declared and paid per common share	$0.04	$0.03	$0.10	$0.03

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2012 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2011	4,643,122	46,432	-	-	13,739,792	370,399	2,554,349	883,222	(1,400,417)	15,310,555
Stock-based compensation	-	-	-	-	39,125	-	-	-	-	39,125
Exercise of stock options	90,985	910	-	-	46,164	-	-	-	-	47,074

Shares deducted from exercise of stock options for payment of withholding taxes	(18,278)	(183)	-	-	(103,410)	-	-	-	-	(103,593)
Tax benefit from exercise of stock options	-	-	-	-	118,070	-	-	-	-	118,070
Acquisition of treasury stock	-	-	-	-	-	-	-	4,216	(17,710)	(17,710)
Dividends	-	-	-	-	-	-	(380,046)	-	-	(380,046)
Net income	-	-	-	-	-	-	2,239,721	-	-	2,239,721
Change in unrealized gains on available for sale securities, net of tax	-	-	-	-	-	841,917	-	-	-	841,917
Balance, September 30, 2012	4,715,829	$47,159	-	$-	$13,839,741	$1,212,316	$4,414,024	887,438	$(1,418,127)	$18,095,113

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2012	2011

Cash flows provided by operating activities:
Net income	$2,239,721	$1,120,124
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(111,545)	(357,006)
Depreciation and amortization	447,372	457,264
Amortization of bond premium, net	88,127	162,990
Stock-based compensation	39,125	85,571
Deferred income tax expense	(212,032)	(402,447)
(Increase) decrease in assets:
Premiums receivable, net	(1,074,941)	(1,036,447)
Receivables - reinsurance contracts	(933,588)	489,413
Reinsurance receivables, net	(4,166,670)	(4,923,362)
Deferred acquisition costs	(861,874)	(796,055)
Other assets	(264,712)	860,804
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	3,802,428	3,661,655
Unearned premiums	4,026,336	3,824,216
Advance premiums	(47,518)	226,783
Reinsurance balances payable	403,020	1,815,918
Deferred ceding commission revenue	679,873	638,307
Accounts payable, accrued expenses and other liabilities	(1,100,034)	(37,087)
Net cash flows provided by operating activities	2,953,088	5,790,641

Cash flows used in investing activities:
Purchase - fixed-maturity securities available for sale	(2,264,507)	(4,372,917)
Purchase - equity securities	(1,873,253)	(2,570,333)
Sale or maturity - fixed-maturity securities available for sale	2,766,758	3,034,295
Sale - equity securities	1,001,247	1,362,700
Recovery of loss from failed bank	-	133,211
Collections of notes receivable and accrued interest - sale of businesses	62,304	304,602
Other investing activities	(84,709)	(148,601)
Net cash flows used in investing activities	(392,160)	(2,257,043)

Cash flows used in financing activities:
Proceeds from line of credit	465,000	-
Principal payments on line of credit	(415,000)	-
Principal payments on long-term debt (includes $407,000 to related parties)	-	(713,997)
Proceeds from exercise of stock options	47,074	-
Withholding taxes paid on cashless exercise of stock options	(103,593)	-
Tax benefit from exercise of stock options	118,070	-
Purchase of treasury stock	(17,710)	-
Dividends paid	(380,046)	(115,153)
Net cash flows used in financing activities	(286,205)	(829,150)

Increase in cash and cash equivalents	$2,274,723	$2,704,448
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$2,447,849	$3,031,068

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,853,000	$458,871
Cash paid for interest	$78,122	$172,964

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2012. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after September 15, 2012.  However, early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

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

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,568,774	$290,672	$-	$(40,055)	$5,819,391	$250,617

Corporate and other bonds
Industrial and miscellaneous	16,211,308	1,085,116	(5,348)	(8,337)	17,282,739	1,071,431
Total fixed-maturity securities	21,780,082	1,375,788	(5,348)	(48,392)	23,102,130	1,322,048

Equity Securities:
Preferred stocks	1,453,688	44,552	(8,977)	-	1,489,263	35,575
Common stocks	3,262,410	505,609	(26,389)	-	3,741,630	479,220
Total equity securities	4,716,098	550,161	(35,366)	-	5,230,893	514,795

Total	$26,496,180	$1,925,949	$(40,714)	$(48,392)	$28,333,023	$1,836,843

	December 31, 2011
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	$50,356

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	301,559

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	1,826
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	353,741

Equity Securities:
Preferred stocks	1,428,435	36,762	(76,969)	(4,893)	1,383,335	(45,100)
Common stocks	2,429,306	274,538	(21,969)	-	2,681,875	252,569
Total equity securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	207,469

Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	$561,210

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of September 30, 2012 and December 31, 2011 is shown below:

	September 30, 2012		December 31, 2011
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$1,212,342	$1,179,180	$1,063,493	$1,079,924
One to five years	7,523,680	7,967,410	6,899,892	7,045,774
Five to ten years	11,909,521	12,760,814	12,547,046	12,680,441
More than 10 years	1,134,539	1,194,726	1,704,760	1,762,793
Total	$21,780,082	$23,102,130	$22,215,191	$22,568,932

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of September 30, 2012 and December 31, 2011 are summarized as follows:

September 30, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,273	$185,828	$-	$-	$792,101	$185,828

December 31, 2011
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	$171,719

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Income:
Fixed-maturity securities	$249,315	$170,083	$710,585	$526,583
Equity securities	49,279	44,089	197,518	114,387
Cash and cash equivalents	25	2,552	84	4,775
Other	2	8	6	(3,307)
Total	298,621	216,732	908,193	642,438
Expenses:
Investment expenses	56,462	44,693	168,638	132,265
Net investment income	$242,159	$172,039	$739,555	$510,173

Proceeds from the sale and maturity of fixed-maturity securities were $2,766,758 and $3,034,295 for the nine months ended September 30, 2012 and 2011, respectively.

Proceeds from the sale of equity securities were $1,001,247 and $1,362,700 for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Fixed-maturity securities:
Gross realized gains	$60,349	$51,805	$153,695	$139,107
Gross realized losses	-	-	(52,600)	(1,983)
	60,349	51,805	101,095	137,124

Equity securities:
Gross realized gains	7,735	11,558	40,019	147,375
Gross realized losses	(2,098)	-	(29,568)	(60,704)
	5,637	11,558	10,451	86,671

Cash and short term investments (1)	-	133,211	-	133,211

Net realized gains	$65,986	$196,574	$111,546	$357,006

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 13 securities at September 30, 2012 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the nine months ended September 30, 2012 and 2011. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$-	$-	-	$764,668	$(40,055)	2	$764,668	$(40,055)

Corporate and other
bonds industrial and
miscellaneous	877,005	(5,348)	3	370,758	(8,337)	2	1,247,763	(13,685)

Total fixed-maturity
securities	$877,005	$(5,348)	3	$1,135,426	$(48,392)	4	$2,012,431	$(53,740)

Equity Securities:
Preferred stocks	$386,950	$(8,977)	3	$-	$-	-	$386,950	$(8,977)
Common stocks	439,205	(26,389)	3	-	-	-	439,205	(26,389)

Total equity securities	$826,155	$(35,366)	6	$-	$-	-	$826,155	$(35,366)

Total	$1,703,160	$(40,714)	9	$1,135,426	$(48,392)	4	$2,838,586	$(89,106)

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Corporate and other
bonds industrial and
miscellaneous	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Total fixed-maturity
securities	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Equity Securities:
Preferred stocks	$368,350	$(76,969)	12	$189,364	$(4,893)	5	$557,714	$(81,862)
Common stocks	397,268	(21,969)	14	-	-	-	397,268	(21,969)
Total equity securities	$765,618	$(98,938)	26	$189,364	$(4,893)	5	$954,982	$(103,831)

Total	$5,614,996	$(327,730)	52	$1,672,789	$(112,559)	12	$7,287,785	$(440,289)

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

The Company’s investments are allocated among pricing input levels at September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	-	5,819	-	5,819

Corporate and other
bonds industrial and
miscellaneous	8,334	8,949	-	17,283
Total fixed maturities	8,334	14,768	-	23,102
Equity investments	5,231	-	-	5,231
Total investments	$13,565	$14,768	$-	$28,333

	December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,273	$792,101	$606,234	$777,953
Cash and cash equivalents	2,447,849	2,447,849	173,126	173,126
Premiums receivable	6,854,026	6,854,026	5,779,085	5,779,085
Receivables - reinsurance contracts	2,668,123	2,668,123	1,734,535	1,734,535
Reinsurance receivables	28,047,484	28,047,484	23,880,814	23,880,814
Notes receivable-sale of business	331,207	331,207	393,511	393,511
Real estate, net of accumulated depreciation	1,446,196	1,510,000	1,477,639	1,510,000
Reinsurance balances payable	3,164,848	3,164,848	2,761,828	2,761,828
Notes payable (including related parties)	1,097,000	1,097,000	1,047,000	1,047,000

Note 6 - Notes Receivable-Sale of Businesses

Pennsylvania Stores

Effective June 30, 2009, the Company sold all of the outstanding stock of the subsidiary that operated the three remaining Pennsylvania stores included in the former network of retail brokerage outlets (the “Pennsylvania Stock”).  The purchase price for the Pennsylvania Stock was approximately $397,000 which is being paid for by the payment of a promissory note with interest at the rate of 8.63% per annum and is payable in equal monthly installments of $5,015.

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the Company’s former DCAP franchise business (collectively, the “Franchise Stock”).  The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”). The Franchise Note was paid in full during the quarter ended June 30, 2012.

Notes receivable arising from the sale of businesses as of September 30, 2012 and December 31, 2011 consists of:

	September 30, 2012			December 31, 2011
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of Pennsylvania stores	$328,842	$33,094	$295,748	$351,861	$31,028	$320,833
Sale of Franchise business	-	-	-	37,797	37,797	-
	328,842	33,094	295,748	389,658	68,825	320,833
Accrued interest	2,365	2,365	-	3,853	3,853	-
Total	$331,207	$35,459	$295,748	$393,511	$72,678	$320,833

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2012 (unaudited)
Premiums written	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Change in unearned premiums	(4,017,217)	(9,119)	2,682,809	(1,343,527)
Premiums earned	$32,422,667	$12,434	$(19,016,293)	$13,418,808

Nine months ended September 30, 2011 (unaudited)
Premiums written	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Change in unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Premiums earned	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Three months ended September 30, 2012 (unaudited)
Premiums written	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Change in unearned premiums	(1,363,818)	(13,031)	1,093,338	(283,511)
Premiums earned	$11,401,540	$5,323	$(6,125,162)	$5,281,701

Three months ended September 30, 2011 (unaudited)
Premiums written	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Change in unearned premiums	(909,125)	(41)	579,881	(329,285)
Premiums earned	$9,473,516	$3,368	$(5,539,695)	$3,937,189

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums was approximately $497,000 and $545,000 as of September 30, 2012 (unaudited) and December 31, 2011, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Nine months ended
	September 30,
	2012	2011
	(unaudited)
Balance at beginning of period	$18,480,717	$17,711,907
Less reinsurance recoverables	(10,001,060)	(10,431,415)
Net balance, beginning of period	8,479,657	7,280,492

Incurred related to:
Current year	6,554,087	6,742,201
Prior years	824,334	565,724
Total incurred	7,378,421	7,307,925

Paid related to:
Current year	2,572,948	2,414,171
Prior years	2,681,698	2,608,709
Total paid	5,254,646	5,022,880

Net balance at end of period	10,603,432	9,565,537
Add reinsurance recoverables	11,679,713	11,808,025
Balance at end of period	$22,283,145	$21,373,562

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $6,917,332 and $7,035,191 for the nine months ended September 30, 2012 and 2011, respectively.

Prior year incurred loss and LAE development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends (See Note 13 - Subsequent events).

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

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,900,000 of losses for a total coverage with respect to losses of up to $2,900,000 per occurrence. See “Catastrophe Reinsurance” below.

Personal umbrella policies are reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 40% quota share treaty, which provides coverage with respect to losses of up to $500,000 per occurrence.   Excess of loss contracts provide 100% of coverage for the next $2,400,000 of losses for a total coverage with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

The Company has catastrophe reinsurance coverage with regard to losses of up to $73,000,000.  The initial $3,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that the Company retains $750,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $70,000,000, the Company is 100% reinsured under its catastrophe reinsurance program.

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

As of September 30, 2012 and 2011, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum provisional commissions (see Note 13 - Subsequent Events).

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$2,171,391	$1,763,930	$6,231,106	$5,048,609
Contingent ceding commissions earned	540,040	543,460	2,294,839	2,299,223
	$2,711,431	$2,307,390	$8,525,945	$7,347,832

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. Ceding commissions due from reinsurers, which include contingent ceding commissions receivable, as of September 30, 2012 (unaudited) and December 31, 2011 were $2,668,123 and $1,734,535, respectively, and are included in “Receivables – reinsurance contracts” in the Consolidated Balance Sheets.

Note 8 – Long-Term Debt

Long-term debt consists of:

	September 30, 2012			December 31, 2011
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Line of credit	350,000	350,000	-	300,000	300,000	-
	$1,097,000	$350,000	$747,000	$1,047,000	$300,000	$747,000

Notes Payable

From June 2009 through March 2010, the Company borrowed $1,450,000 (including $785,000 from related parties as disclosed below) and issued promissory notes in such aggregate principal amount (the “2009/2010 Notes”).  The 2009/2010 Notes provided for interest at the rate of 12.625% per annum through the maturity date of July 10, 2011. During the quarter the ended June 30, 2011, the Company prepaid $703,000 (including $407,000 to related parties) of the principal amount of the 2009/2010 Notes. In June 2011, the remaining note holders agreed to extend the maturity date for a period of three years from July 10, 2011 to July 10, 2014, and, effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. The remaining 2009/2010 Notes, as extended, can be prepaid without premium or penalty. The reduction in the interest rate and the extension of the maturity date did not significantly change the fair value of the 2009/2010 Notes.

Interest expense on the 2009/2010 Notes for the nine months ended September 30, 2012 and 2011 was approximately $53,000 and $108,000, respectively. Interest expense includes related party borrowings for the nine months ended September 30, 2012 and 2011 of approximately $27,000 and $57,000, respectively. Interest expense on the 2009/2010 Notes for the three months ended September 30, 2012 and 2011 was approximately $18,000 and $24,000, respectively. Interest expense includes related party borrowings for the three months ended September 30, 2012 and 2011 of approximately $9,000 and $12,000, respectively.

Related party balances as of September 30, 2012 and December 31, 2011 under the 2009/2010 Notes are as follows:

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President and
Chief Executive Officer, and principal stockholder of the Company)	$90,000
Jay Haft, a director of the Company	30,000
A member of the family of Michael Feinsod, a director of the Company	60,000
Sam Yedid, a director of KICO, and members of his family	156,000
A member of the family of Floyd Tupper, a director of KICO	42,000
Total related party balances	$378,000

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

Interest only payments are due monthly. The principal balance is payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. The principal balance was reduced to zero for thirty consecutive days in accordance with terms of the Trustco Agreement within the three month period ended September 30, 2012. Lender may set off any depository accounts maintained by Kingstone that are held by Lender. Payment of amounts due pursuant to the Trustco Agreement is secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and is guaranteed by Kingstone’s subsidiary, Payments, Inc.

There were no closing costs or fees paid in connection with the Trustco Agreement. Kingstone received an initial advance of $300,000 on December 27, 2011. The line of credit is being used for general corporate purposes.

The interest rate on the amount outstanding as of September 30, 2012 was 3.75%. There are no other fees in connection with this credit line.

Note 9 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock was $380,046 and $115,153 for the nine months ended September 30, 2012 and 2011, respectively. Dividends declared and paid on Common Stock was $153,218 and $115,153 for the three months ended September 30, 2012 and 2011, respectively. The Company’s Board of Directors approved a quarterly dividend on November 12, 2012 of $.04 per share payable in cash on December 14, 2012 to stockholders of record as of November 30, 2012.

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

The results of operations for the nine months ended September 30, 2012 and 2011 include share-based stock option compensation expense totaling $39,000 and $86,000, respectively. The results of operations for the three months ended September 30, 2012 and 2011 include share-based stock option compensation expense totaling $9,000 and $21,000, respectively. Share-based compensation expense related to stock options is net of estimated forfeitures of 21% for the nine months and three months ended September 30, 2012 and 2011, respectively. Such amounts have been included in the Condensed Consolidated Statements of Comprehensive Income within other operating expenses.

Stock option compensation expense in 2012 and 2011 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the nine months ended September 30, 2012 and 2011.

A summary of option activity under the Company’s 1998 Stock Option Plan (terminated in November, 2008) and the 2005 Plan as of September 30, 2012, and changes during the nine months then ended, is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	393,865	$2.32	2.28	$498,913

Granted	-	$-	-	$-
Exercised	(135,000)	$2.13	-	$319,925
Forfeited	-	$-	-	$-

Outstanding at September 30, 2012	258,865	$2.43	2.10	$689,510

Vested and Exercisable at September 30, 2012	199,148	$2.41	2.02	$533,043

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.09 closing price of the Company’s Common Stock on September 30, 2012. The total intrinsic value of options exercised in the nine months ended September 30, 2012 was $319,925, determined as of the date of exercise.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Cashless Exercise”). The Company received cash proceeds of $47,074 from 22,500 options exercised in the nine months ended September 30, 2012. The remaining 112,500 options exercised in 2012 were Cashless Exercises. No stock options were exercised in the nine months ended September 30, 2011.

As of September 30, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $16,000. Unamortized compensation cost as of September 30, 2012 is expected to be recognized over a remaining weighted-average vesting period of .58 years.

Note 10 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2012 was 33.0% and 30.6%, respectively. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2011 was 24.1% and (46.4)%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

	For the Three Months Ended					For the Nine Months Ended
	September 30,					September 30,
	2012		2011			2012		2011

Computed expected tax expense	$447,491	34.0%	$51,003	34.0%		$1,136,779	34.0%	$501,775	34.0%
State taxes, net of Federal benefit	9,754	0.7	(10,225)	(6.8)		55,553	1.7	(24,976)	(1.7)
Permanent differences
Dividends received deduction	(10,386)	(0.8)	(18,782)	(12.5)		(46,963)	(1.4)	(25,911)	(1.8)
Non-taxable investment income	(15,781)	(1.2)	(16,449)	(11.0)		(49,590)	(1.5)	(62,992)	(4.3)
Stock-based compensation expense	3,065	0.2	7,284	4.9		13,302	0.4	29,094	2.0
Other permanent differences	6,287	0.5	(42,889)	(28.6)		18,568	0.6	(28,344)	(1.9)
Prior year tax matters	(32,456)	(2.5)	(72,960)	(48.6)		(32,456)	(1.0)	(50,886)	(3.5)
Other	(5,812)	(0.4)	33,458	22.3		8,554	0.3	17,926	1.2
Total tax	$402,162	30.6%	$(69,560)	(46.4	) %	$1,103,747	33.0%	$355,686	24.1%

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

	September 30,	December 31,
	2012	2011
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$264,648	$276,312
Claims reserve discount	275,543	220,354
Unearned premium	735,723	647,596
Deferred ceding commission revenue	1,585,172	1,354,016
Other	13,721	4,583
Total deferred tax assets	2,874,807	2,502,861

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	1,835,200	1,542,163
Intangibles	1,123,321	1,244,628
Depreciation and amortization	136,117	133,411
Reinsurance recoverable	20,400	20,400
Net unrealized appreciation of securities - available for sale	601,891	172,155
Investment income	-	10,543
Total deferred tax liabilities	4,885,929	4,292,300

Net deferred income tax liability	$(2,011,122)	$(1,789,439)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	September 30,	December 31,
Type of NOL	2012	2011	Expiration
State only (A)	$364,633	$284,749	December 31, 2027
Valuation allowance	130,585	42,437
State only, net of valuation allowance	234,048	242,312
Amount subject to Annual Limitation, Federal only (B)	30,600	34,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$264,648	$276,312

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax which is included in the Condensed Consolidated Statements of Comprehensive Income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for nine months ended September 30, 2012 and 2011. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The Company’s Federal income tax return for the year ended December 31, 2009 has been examined by the Internal Revenue Service and was accepted as filed. The tax returns for years ended December 31, 2010 and 2011 are subject to examination, generally for three years after filing.

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

For the nine months and three months ended September 30, 2012 there were 199,148 vested options with an exercise price below the average market price of the Company’s Common Stock during the period. For the nine months and three months ended September 30, 2011 there were 269,432 vested options with an exercise price below the average market price of the Company’s Common Stock during the period.

The reconciliation of the weighted average number of shares of Common Stock and net income used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income used in the calculation of basic earnings per share	$913,987	$219,569	$2,239,721	$1,120,124
Effect of dilutive securities, common share equivalents	455	1,117	39,434	-

Net income used for computing diluted earnings per share	$914,442	$220,686	$2,279,155	$1,120,124

Weighted average number of shares outstanding	3,824,461	3,838,386	3,794,979	3,838,386
Effect of dilutive securities, common share equivalents	111,706	74,650	89,193	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,936,167	3,913,036	3,884,172	3,838,386

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

Note 13 – Subsequent Event

Dividends Declared and Paid

On November 12, 2012, the Company’s board of directors approved a dividend of $.04 per share payable in cash on December 14, 2012 to stockholders of record as of November 30, 2012.

Superstorm Sandy

The New York City area, the primary location of KICO’s insureds, was struck by Superstorm Sandy on October 29, 2012. KICO purchases quota share and catastrophe reinsurance in order to reduce its net liability on insurance risks and to protect against catastrophes. KICO’s personal lines business, which includes homeowners insurance, is reinsured under a 75% quota share treaty and catastrophe insurance pursuant to which KICO’s net liability is limited to 25% of the initial $3,000,000 of direct losses incurred from an occurrence, or $750,000. For catastrophe losses in excess of $3,000,000, KICO is 100% covered by catastrophe reinsurance with regard to the next $70,000,000 in losses. The Company estimates that its net losses incurred as a result of the storm will be $750,000 with respect to KICO’s personal lines business, which is the limit of loss pursuant to its quota share and catastrophe reinsurance treaties. Additional losses will be incurred with respect to KICO’s commercial auto and livery physical damage policies.

KICO receives ceding commissions from the reinsurers. The amount of the commissions includes contingent ceding commissions which are based upon the loss ratio experienced by the reinsurers during the treaty term (July 1 to June 30) from the ceded business over that period of time.  During the three month period ended September 30, 2012 (which was the initial quarter of the 2012-2013 treaty year), the Company’s revenue includes contingent ceding commission revenue of $755,000.  Such contingent ceding commission revenue is subject to downward adjustment (to possibly less than zero) based upon the reinsurance losses expected to be incurred as a result of Superstorm Sandy.  In addition, it is expected that there will be a significant decline in the ceding commission revenue earned during the 4th quarter of 2012 and the first two quarters of 2013 (i.e., the final nine months of the 2012-2013 treaty); however, the amount cannot yet be reasonably estimated due to the high volume of claims that KICO has already received and the anticipation of many more to follow.  Further, KICO will be required to pay reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period.  Accordingly, the effects of the storm will be material to the Company’s post-3rd quarter of 2012 results of operations; however, the Company expects that, based upon its results of operations for the three and nine months ended September 30, 2012, such effects will not have a material adverse impact on its financial condition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation. See Note 2 to the Condensed Consolidated Financial Statements - “Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct and assumed written premiums	$36,461	$30,509	$5,952	19.5%
Net written premiums	14,762	12,410	2,352	19.0%
Change in net unearned premiums	(1,344)	(1,588)	244	(15.4)%
Net premiums earned	13,418	10,822	2,596	24.0%
Ceding commission revenue (1)	8,526	7,348	1,178	16.0%
Net investment income	740	510	230	45.1%
Net realized gain on investments	112	357	(245)	(68.6)%
Other income	680	693	(13)	(1.9)%
Total revenues	23,476	19,730	3,746	19.0%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	14,295	14,343	(48)	(0.3%
Less: ceded loss and loss adjustment expenses	(6,917)	(7,035)	118	(1.7)%
Net loss and loss adjustment expenses	7,378	7,308	70	1.0%
Commission expense	5,430	4,473	957	21.4%
Other underwriting expenses	5,986	5,045	941	18.7%
Other operating expenses	830	863	(33)	(3.8)%
Depreciation and amortization	447	457	(10)	(2.2)%
Interest expense	61	108	(47)	(43.5)%
Total expenses	20,132	18,254	1,878	10.3%

Income from operations before taxes	3,344	1,476	1,868	126.6%
Provision for income tax	1,104	356	748	210.1%
Net income	$2,240	$1,120	$1,120	100.0%

Percent of total revenues:
Net premiums earned	57.2%	54.9%
Ceding commission revenue	36.3%	37.2%
Net investment income	3.2%	2.6%
Net realized gains on investments	0.5%	1.8%
Other income	2.9%	3.5%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	55.0%	63.6%
Net catastrophe loss	0.0%	3.9%
Net loss ratio	55.0%	67.5%

(1) Includes net catastrophe losses and net loss adjustment expenses for the nine months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. During the quarter that a catastrophe occurs, it is not possible to estimate the full amount of losses and loss adjustment expenses incurred. Accordingly, additional net catastrophe losses and net loss adjustment expenses from Tropical Storm Irene were recorded subsequent to September 30, 2011. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. For the nine months ended September 30, 2012, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes. See Note 13 to the Consolidated Financial Statements – “Subsequent Events” for information relating to the effects of Superstorm Sandy that occurred in October 2012.

Direct and assumed written premiums during the nine months ended September 30, 2012 (“2012”) were $36,461,000 compared to $30,509,000 during the nine months ended September 30, 2011 (“2011”). The increase of $5,952,000, or 19.5%, was primarily due to an increase in policies in-force during 2012 as compared to 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 18.9% as of September 30, 2012 compared to September 30, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $2,352,000, or 19.0%, to $14,762,000 in 2012 from $12,410,000 in 2011. The increase in net written premiums resulted from: (1) an increase in direct written premiums in 2012 compared to direct written premiums in 2011, and (2) effective July 1, 2012, a decrease in quota share percentage in our commercial lines from 60% to 40%. A decrease in the quota share percentage results in us retaining a greater amount of direct written premiums. Net written premiums grew at a lower rate than direct written premiums (19.0% compared to 19.5%) due to increases in policies written in lines of business that are subject to quota share reinsurance treaties, primarily personal lines and commercial lines, in excess of the decrease in policies written in lines of business without quota share reinsurance treaties, primarily commercial auto lines.

 Net premiums earned increased $2,596,000, or 24.0%, to $13,418,000 in 2012 from $10,822,000 in 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Provisional ceding commissions earned	$6,231	$5,049	$1,182	23.4%
Contingent ceding commissions earned	2,295	2,299	(4)	(0.2)%
Total ceding commission revenue	$8,526	$7,348	$1,178	16.0%

Ceding commission revenue was $8,526,000 in 2012 compared to $7,348,000 in 2011. The increase of $1,178,000, or 16.0%, was due a $1,182,000 increase in provisional ceding commissions earned offset by a $4,000 decrease in contingent ceding commissions earned. The $1,182,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded.

Net investment income was $740,000 in 2012 compared to $510,000 in 2011. The increase of $230,000, or 45.1%, was due to an increase in average invested assets in 2012 as compared to 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows and by an adjustment to amortization of bond premium in 2011. The tax equivalent investment yield, excluding cash, was 4.99% and 5.07% at September 30, 2012 and 2011, respectively.

Net realized gains on investments were $112,000 in 2012 compared to $357,000 in 2011. The decrease of $245,000, or 68.6%, was due to an FDIC recovery of $133,000 in 2011 from a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $7,378,000 in 2012 compared to $7,308,000 in 2011. The net loss ratio was 55.0% in 2012 compared to 67.5% in 2011. The decrease of 12.5 percentage points in our net loss ratio for 2012 as compared to 2011 is primarily due to a decrease in the loss ratios in our personal lines and commercial lines of business. As a result of Tropical Storm Irene in 2011, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 3.9 percentage points to our 2011 net loss ratio.

Commission expense was $5,430,000 in 2012 or 14.9% of direct written premiums. Commission expense was $4,473,000 in 2011 or 14.7% of direct written premiums. The increase of $957,000 is due to the increase in direct written premiums in 2012 as compared to 2011.

Other underwriting expenses were $5,986,000 in 2012 compared to $5,045,000 in 2011. The $941,000, or 18.7%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums, increase in occupancy costs and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Underwriting expenses as a percentage of direct written premiums was 16.4% in 2012 and 16.5% in 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $830,000 in 2012 compared to $863,000 in 2011. The $33,000 decrease in 2012 was primarily due to a decrease in occupancy costs and amortization of stock options as a result of more stock options being fully vested prior to September 30, 2012, offset by increase in professional fees.

Interest expense was $61,000 in 2012 compared to $108,000 in 2011. The $47,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended September 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in 2012 was $1,104,000, which resulted in an effective tax rate of 33.0%. Income tax expense in 2011 was $356,000, which resulted in an effective tax rate of 24.1%. Income before taxes was $3,344,000 in 2012 compared to $1,476,000 in 2011. The increase in the effective tax rate by 8.9% in 2012 is a result of: (A) permanent differences from non taxable investment income and the dividends received deduction having a lesser impact on the effective tax rate in 2012 due to a greater amount of book income in 2012 compared to 2011, and (B) recording a valuation allowance in 2012 against our state net operating loss carryovers compared to no such allowance in 2011. Kingstone Companies, Inc. generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. A valuation allowance of $42,000 was recorded by us in December 2011 and an additional valuation allowance of $88,000 was recorded in 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $2,240,000 in 2012 compared to $1,120,000 in 2011. The increase in net income of $1,120,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other commission expense and underwriting expenses related to premium growth.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct and assumed written premiums	$12,783	$10,386	$2,397	23.1%
Net written premiums	5,565	4,267	1,298	30.4%
Change in net unearned premiums	(283)	(330)	47	(14.2)%
Net premiums earned	5,282	3,937	1,345	34.2%
Ceding commission revenue (1)	2,711	2,307	404	17.5%
Net investment income	242	172	70	40.7%
Net realized gain on investments	66	197	(131)	(66.5)%
Other income	219	229	(10)	(3.9)%
Total revenues	8,520	6,842	1,678	24.5%

Expenses
Loss and loss adjustment expenses (1)
Direct and assumed loss and loss adjustment expenses	4,981	6,555	(1,574)	(24.0)%
Less: ceded loss and loss adjustment expenses	(2,290)	(3,621)	1,331	(36.8)%
Net loss and loss adjustment expenses	2,691	2,934	(243)	(8.3)%
Commission expense	1,953	1,596	357	22.4%
Other underwriting expenses	2,134	1,734	400	23.1%
Other operating expenses	256	260	(4)	(1.5)%
Depreciation and amortization	150	144	6	4.2%
Interest expense	20	24	(4)	(16.7)%
Total expenses	7,204	6,692	512	7.7%

Income from operations before taxes	1,316	150	1,166	777.3%
Provision for (benefit from) income tax	402	(70)	472	(674.3)%
Net income	$914	$220	$694	315.5%

Percent of total revenues:
Net premiums earned	62.0%	57.5%
Ceding commission revenue	31.8%	33.7%
Net investment income	2.8%	2.5%
Net realized gains on investments	0.8%	2.9%
Other income	2.6%	3.3%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	51.0%	63.8%
Net catastrophe loss	0.0%	10.7%
Net loss ratio	51.0%	74.5%

(1) Includes net catastrophe losses and net loss adjustment expenses for the three months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. During the quarter that a catastrophe occurs, it is not possible to estimate the full amount of losses and loss adjustment expenses incurred. Accordingly, additional net catastrophe losses and net loss adjustment expenses from Tropical Storm Irene were recorded subsequent to September 30, 2011. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. For the three months ended September 30, 2012, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes. See Note 13 to the Consolidated Financial Statements – “Subsequent Events” for information relating to the effects of Superstorm Sandy that occurred in October 2012.

Direct and assumed written premiums during the three months ended September 30, 2012 (“Q3 2012”) were $12,783,000 compared to $10,386,000 during the three months ended September 30, 2011 (“Q3 2011”). The increase of $2,397,000, or 23.1%, was primarily due to an increase in policies in-force during Q3 2012 as compared to Q3 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 18.9% as of September 30, 2012 compared to September 30, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $1,298,000, or 30.4%, to $5,565,000 in Q3 2012 from $4,267,000 in 2011. The increase in net written premiums resulted from: (1) an increase in direct written premiums in Q3 2012 compared to direct written premiums in Q3 2011, and (2) effective July 1, 2012, a decrease in quota share percentage in our commercial lines from 60% to 40%. A decrease in the quota share percentage results in us retaining a greater amount of direct written premiums. Net written premiums grew at a greater rate than direct written premiums (30.4% compared to 23.1%) due to an increase in retained premiums as result of the change in quota share percentage in our commercial lines from 60% to 40% on July 1, 2012.

Net premiums earned increased $1,345,000, or 34.2%, to $5,282,000 in Q3 2012 from $3,937,000 in Q3 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Provisional ceding commissions earned	$2,171	$1,764	$407	23.1%
Contingent ceding commissions earned	540	543	(3)	(0.7)%
Total ceding commission revenue	$2,711	$2,307	$404	17.5%

Ceding commission revenue was $2,711,000 in Q3 2012 compared to $2,307,000 in Q3 2011. The increase of $403,000, or 17.5%, was due to a $407,000 increase in provisional ceding commissions earned offset by a $3,000 decrease in contingent ceding commissions earned. The $407,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded.

Net investment income was $242,000 in Q3 2012 compared to $172,000 in Q3 2011. The increase of $70,000, or 40.7%, was due to an increase in average invested assets in Q3 2012 as compared to Q3 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows.. The tax equivalent investment yield, excluding cash, was 4.99% and 5.07% at September 30, 2012 and 2011, respectively.

Net realized gains on investments were $66,000 in Q3 2012 compared to $197,000 in Q3 2011. The decrease of $131,000, or 66.5%, was due to an FDIC recovery of $133,000 in Q3 2011 from a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $2,691,000 in Q3 2012 compared to $2,934,000 in 2011. The net loss ratio was 51.0% in Q3 2012 compared to 74.5% in Q3 2011. The decrease of 23.5 percentage points in our net loss ratio for Q3 2012 as compared to Q3 2011 is primarily due to a decrease in the loss ratios in our personal lines and commercial lines of business. As a result of Tropical Storm Irene in 2011, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 10.7 percentage points to our Q3 2011 net loss ratio.

Commission expense was $1,953,000 in Q3 2012 or 15.3% of direct written premiums. Commission expense was $1,596,000 in Q3 2011 or 15.4% of direct written premiums. The increase of $357,000 is due to the increase in direct written premiums in Q3 2012 as compared to Q3 2011.

Other underwriting expenses were $2,134,000 in Q3 2012 compared to $1,734,000 in Q3 2011. The $400,000, or 23.1%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and an increase in occupancy costs. Underwriting expenses as a percentage of direct written premiums was 16.7% in both Q3 2012 and Q3 2011. Our other underwriting expenses increased at the same rate as the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $256,000 in Q3 2012 compared to $260,000 in Q3 2011. The $4,000 decrease in Q3 2012 was due nominal net decreases in various overhead expenses.

Interest expense was $20,000 in Q3 2012 compared to $24,000 in Q3 2011. The $4,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in Q3 2012 was $402,000, which resulted in an effective tax rate of 30.6%. Income tax benefit in Q3 2011 was $70,000, which resulted in an effective tax rate of (46.4)%. Income before taxes was $1,316,000 in Q3 2012 compared to $150,000 in Q3 2011. The increase in the effective tax rate in Q3 2012 is a result of non-taxable permanent differences in Q3 2011 having a greater effect on income tax due the minimal amount of book taxable income in Q3 2011. In addition, we recorded a valuation allowance in Q3 2012 against our state net operating loss carryovers compared to no such allowance in Q3 2011. Kingstone Companies, Inc. generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. Valuation allowances totaling of $98,000 were recorded by us in December 2011 and for the first six months of 2012. An additional valuation allowance of $26,000 was recorded in Q3 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $914,000 in Q3 2012 compared to $220,000 in Q3 2011. The increase in net income of $694,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other commission expense and underwriting expenses related to premium growth.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues
Net premiums earned	$5,281,701	$3,937,189	$13,418,808	$10,822,137
Ceding commission revenue	2,711,431	2,307,390	8,525,945	7,347,832
Net investment income	242,159	172,039	739,555	510,173
Net realized gain on investments	65,986	196,574	111,546	357,006
Other income	129,788	109,452	369,085	307,511
Total revenues	8,431,065	6,722,644	23,164,939	19,344,659

Expenses
Loss and loss adjustment expenses	2,691,402	2,933,531	7,378,421	7,307,925
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,134,106	1,734,137	5,986,427	5,045,051
Depreciation and amortization	150,061	144,122	446,503	452,503
Total expenses	6,928,152	6,408,071	19,241,351	17,278,403

Income from operations	1,502,913	314,573	3,923,588	2,066,256
Income tax expense	492,080	30,295	1,262,677	601,939
Net income	$1,010,833	$284,278	$2,660,911	$1,464,317

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2012
Written premiums	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Unearned premiums	(4,017,217)	(9,119)	2,682,809	(1,343,527)
Earned premiums	$32,422,667	$12,434	$(19,016,293)	$13,418,808

Loss and loss adjustment expenses exluding
the effect of catastrophes	$14,268,577	$27,176	$(6,917,332)	$7,378,421
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$14,268,577	$27,176	$(6,917,332)	$7,378,421

Loss ratio excluding the effect of catastrophes	44.0%	218.6%	36.4%	55.0%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	44.0%	218.6%	36.4%	55.0%

Nine months ended September 30, 2011
Written premiums	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Earned premiums	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,639,123	$15,704	$(5,768,974)	$6,885,853
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$14,327,412	$15,704	$(7,035,191)	$7,307,925

Loss ratio excluding the effect of catastrophes	47.4%	198.8%	36.4%	63.6%
Catastrophe loss	6.3%	0.0%	8.0%	3.9%
Loss ratio	53.7%	198.8%	44.3%	67.5%

Three months ended September 30, 2012
Written premiums	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Unearned premiums	(1,363,818)	(13,031)	1,093,338	(283,511)
Earned premiums	$11,401,540	$5,323	$(6,125,162)	$5,281,701

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,969,890	$12,269	$(2,290,757)	$2,691,402
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,969,890	$12,269	$(2,290,757)	$2,691,402

Loss ratio excluding the effect of catastrophes	43.6%	230.5%	37.4%	51.0%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	43.6%	230.5%	37.4%	51.0%

Three months ended September 30, 2011
Written premiums	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Unearned premiums	(909,125)	(41)	579,881	(329,285)
Earned premiums	$9,473,516	$3,368	$(5,539,695)	$3,937,189

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,857,144	$9,649	$(2,355,334)	$2,511,459
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$6,545,433	$9,649	$(3,621,551)	$2,933,531

Loss ratio excluding the effect of catastrophes	51.3%	286.5%	42.5%	63.8%
Catastrophe loss	17.8%	0.0%	22.9%	10.7%
Loss ratio	69.1%	286.5%	65.4%	74.5%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net premiums earned	$5,281,701	$3,937,189	$13,418,808	$10,822,137
Ceding commission revenue (1)	2,711,431	2,307,390	8,525,945	7,347,832
Other income	129,788	109,452	369,085	307,511

Loss and loss adjustment expenses (2)	2,691,402	2,933,531	7,378,421	7,307,925

Acquistion costs and other underwriting expenses:
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,134,105	1,734,137	5,986,427	5,045,051
Total acquistion costs and other
underwriting expenses	4,086,688	3,330,418	11,416,427	9,517,975

Underwriting income	$1,344,830	$90,082	$3,518,990	$1,651,580

Key Measures:
Net loss ratio excluding the effect of catastrophes	51.0%	63.8%	55.0%	63.6%
Effect of catastrophe loss on loss ratio (2)	0.0%	10.7%	0.0%	3.9%
Net loss ratio	51.0%	74.5%	55.0%	67.5%

Net underwriting expense ratio excluding the
effect of catastrophes	23.6%	10.7%	18.8%	12.7%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	0.0%	12.5%	0.0%	4.6%
Net underwriting expense ratio	23.6%	23.2%	18.8%	17.2%

Net combined ratio excluding the effect
of catastrophes	74.5%	74.5%	73.8%	76.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	23.2%	0.0%	8.5%
Net combined ratio	74.5%	97.7%	73.8%	84.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$4,086,688	$3,330,418	$11,416,427	$9,517,975
Less: Ceding commission revenue (1)	(2,711,431)	(2,307,390)	(8,525,945)	(7,347,832)
Less: Other income	(129,788)	(109,452)	(369,085)	(307,511)
	$1,245,469	$913,576	$2,521,397	$1,862,632

Net earned premium	$5,281,701	$3,937,189	$13,418,808	$10,822,137

(1) The effect of catastrophes reduced contingent ceding commission revenue by $492,870 for the three months and nine months ended September 30, 2011. A provision in our quota share reinsurance treaty, which expired June 30, 2011, limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the following   treaty year which began July 1, 2011. The carry forward of the unused benefit resulted in additional contingent ceding commission revenue of approximately $136,000 for the three months and nine months ended September 30, 2011.

(2) Includes net catastrophe losses and net loss adjustment expenses for the three months and nine months ended September 30, 2011of $422,072.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2012 and December 31, 2011:

Available for Sale Securities

	September 30, 2012
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)
Political subdivisions of States,
Territories and Possessions	$5,568,774	$290,672	$-	$(40,055)	$5,819,391	20.5%

Corporate and other bonds
Industrial and miscellaneous	16,211,308	1,085,116	(5,348)	(8,337)	17,282,739	61.0%
Total fixed-maturity securities	21,780,082	1,375,788	(5,348)	(48,392)	23,102,130	81.5%
Equity Securities	4,716,098	550,161	(35,366)	-	5,230,893	18.5%
Total	$26,496,180	$1,925,949	$(40,714)	$(48,392)	$28,333,023	100.0%

	December 31, 2011
	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	2.1%

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	23.2%

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	59.5%
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	84.7%
Equity Securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	15.3%
Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	100.0%

Held to Maturity Securities

September 30, 2012
(unaudited)
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,273	$185,828	$-	$-	$792,101	100.0%

December 31, 2011
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,234	$171,719	$-	$-	$779,953	100.0%

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of September 30, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	September 30, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$-	0.0%	$550,188	2.4%
AAA	3,002,082	13.0%	3,041,576	13.5%
AA	3,914,821	16.9%	4,502,733	20.0%
A	6,691,583	29.0%	6,977,222	30.9%
BBB	9,493,644	41.1%	7,497,213	33.2%
Total	$23,102,130	100.00%	$22,568,932	100.0%

The table below summarizes the average duration by type of fixed-maturity security available for sale as well as detailing the average yield as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.28%	28.0	2.75%	17.8

Political subdivisions of States,
Territories and Possessions	4.11%	4.7	3.86%	5.2

Corporate and other bonds
Industrial and miscellaneous	4.76%	6.6	4.98%	7.1

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2012 and December 31, 2011, 48% and 49%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2012 and December 31, 2011, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$-	$-	-	$764,668	$(40,055)	2	$764,668	$(40,055)

Corporate and other
bonds industrial and
miscellaneous	877,005	(5,348)	3	370,758	(8,337)	2	1,247,763	(13,685)

Total fixed-maturity
securities	$877,005	$(5,348)	3	$1,135,426	$(48,392)	4	$2,012,431	$(53,740)

Equity Securities:
Preferred stocks	$386,950	$(8,977)	3	$-	$-	-	$386,950	$(8,977)
Common stocks	439,205	(26,389)	3	-	-	-	439,205	(26,389)

Total equity securities	$826,155	$(35,366)	6	$-	$-	-	$826,155	$(35,366)

Total	$1,703,160	$(40,714)	9	$1,135,426	$(48,392)	4	$2,838,586	$(89,106)

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 13 securities at September 30, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 64 securities at December 31, 2011 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department within the dividend restriction period. For the nine months ended September 30, 2012, KICO paid dividends of $700,000 to us. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

During the nine months ended September 30, 2012 we declared and paid $380,046 of dividends on our Common Stock. Our Board of Directors approved a quarterly dividend on November 12, 2012 at the rate of $.04 per share payable in cash on December 14, 2012 to stockholders of record as of November 30, 2012.

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

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The principal balance was reduced to zero in accordance with the terms of the credit line during the three months ended September 30, 2012. The outstanding balance was $350,000 as of September 30, 2012.  If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

            We prepaid $703,000 of our notes payable during the year ended December 31, 2011. As of September 30, 2012, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2012	2011

Cash flows provided by (used in):
Operating activities	$2,953,088	$5,790,641
Investing activities	(392,160)	(2,257,043)
Financing activities	(286,205)	(829,150)
Net increase in cash and cash equivalents	2,274,723	2,704,448
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$2,447,849	$3,031,068

Net cash provided by operating activities was $2,953,000 in 2012 as compared to $5,791,000 provided in 2011. The $2,838,000 decrease in cash flows provided by operating activities in 2012 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by an increase in net income (adjusted for non-cash items) of $1,424,000.

 Net cash used by investing activities was $392,000 in 2012 compared to $2,257,000 used in 2011. The $1,865,000 increase in cash flows provided by investing activities is a result of the decrease in acquisitions, offset by a decrease in sales of invested assets.

Net cash used in financing activities was $286,000 in 2012 compared to $829,000 used in 2011. The $543,000 decrease in cash flows used in financing activities is a result of principal payments on long term debt of $714,000 in 2011 compared to no such payments in 2012, and dividend payments of $380,000 in 2012 compared to $115,000 in 2011.

Superstorm Sandy

The primary location of KICO’s insureds is in the New York City area, which was struck by Superstorm Sandy on October 29, 2012. KICO purchases quota share and catastrophe reinsurance in order to reduce its net liability on insurance risks and to protect against catastrophes. KICO’s personal lines business, which includes homeowners insurance, is reinsured under a 75% quota share treaty and catastrophe insurance pursuant to which KICO’s net liability is limited to 25% of the initial $3,000,000 of direct losses incurred from an occurrence, or $750,000. For catastrophe losses in excess of $3,000,000, KICO is 100% covered by catastrophe reinsurance with regard to the next $70,000,000 in losses. We estimate that KICO’s net loss incurred as a result of the storm will be $750,000 with respect to KICO’s personal lines business, which is the limit of loss pursuant to its quota share and catastrophe reinsurance treaties.  Additional losses will be incurred with respect to KICO’s commercial auto and livery physical damage policies.

KICO receives ceding commissions from the reinsurers. The amount of the commissions includes contingent ceding commissions which are based upon the loss ratio experienced by the reinsurers during the treaty term (July 1 to June 30) from the ceded business over that period of time. During the three month period ended September 30, 2012 (which was the initial quarter of the 2012-2013 treaty year), our revenue includes contingent ceding commission revenue of $755,000.  Such contingent ceding commission revenue is subject to downward adjustment (to possibly less than zero) based upon the reinsurance losses expected to be incurred as a result of Superstorm Sandy.  In addition, it is expected that there will be a significant decline in the ceding commission revenue to be earned during the 4th quarter of 2012 and the first two quarters of 2013 (i.e., the final nine months of the 2012-2013 treaty); however, the amount cannot yet be reasonably estimated due to the high volume of claims that KICO has already received and the anticipation of many more to follow. Further, KICO will be required to pay reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period.  Accordingly, the effects of the storm will be material to our post-3rd quarter of 2012 results of operations; however, we expect that, based upon our results of operations for the three and nine months ended September 30, 2012, such effects will not have a material adverse impact on our financial condition.  See “Factors Relating to Superstorm Sandy That May Affect Future Results and Financial Condition” below.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors Relating to Superstorm Sandy That May Affect Future Results and Financial Condition

Based upon the following factors relating to Superstorm Sandy, the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in this Quarterly Report.

The effects of Superstorm Sandy will be material to our post-3rd quarter of 2012 results of operations.

On October 29, 2012, the New York City area, which is the primary location of KICO’s insureds, was struck by Superstorm Sandy.  Certain material effects of the storm on our post-3rd quarter of 2012 results of operations are described under “Liquidity and Capital Resources - Superstorm Sandy” above.  Given its recent occurrence and the limited information currently available, we cannot provide a reasonable estimate of the ongoing effects of the storm; however, given the likely reinsurance losses that will be incurred as a result of the storm, it is possible that the terms and conditions for any reinsurance that we may require following the end of our current reinsurance treaties on June 30, 2013 will be impacted.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

    None

ITEM 1A. RISK FACTORS.

   Not applicable.  See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Relating to Superstorm Sandy That May Affect Future Results and Financial Condition” in Item 2 of Part I of this Quarterly Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

7/1/12 - 7/31/12	-	-	-	-
8/1/12 – 8/31/12	4,602	$4.98	-	-
9/1/12 - 9/30/12	4,600	$4.78	-	-
Total	9,202	$4.88	-	-

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

3(a)	Restated Certificate of Incorporation, as amended1

3(b)	By-laws, as amended2

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Dated: November 14, 2012	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer