Form 10-Q/A
period 2012-09-30
KINGSTONE COMPANIES, INC.
filed 2013-02-27
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2012, consolidated statement of stockholders’ equity for the nine months ended September 30, 2012, condensed consolidated statement of cash flows for the nine months ended September 30, 2012, and certain footnote disclosures thereto.

The need to restate these consolidated financial statements resulted from an error in the calculation of net premiums earned relating to the change in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012. The error was caused by the inclusion of $865,195 of earned premiums in revenue during the quarter ended September 30, 2012 rather than over the term of the reinsurance quota share treaty from July 1, 2012 through June 30, 2013.  The $865,195 of earned premiums, net of expenses as discussed below, will be recorded over the term of the treaty.

The earned premium error also affects other calculations based on net income including other underwriting expenses, other operating expenses, and income tax expense. Management has concluded that the correction of the $865,195 earned premium error ($466,156, net of other underwriting expenses, other operating expenses, and income taxes) as more fully described in Note 2 to the consolidated financial statements is material to the September 30, 2012 consolidated quarterly financial statements.  Management is restating its September 30, 2012 Form 10-Q for the error discussed above.

As a result of the restatement, management has also re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of the end of the period covered by this report on Form 10-Q/A because of a material weakness in internal control over financial reporting as discussed further in Item 4 contained herein.

The effects of this restatement to our consolidated financial statements are described in Note 2 to the consolidated financial statements. We have not updated the financial statement disclosures for any significant events that have occurred subsequent to the filing of the Original Quarterly Report.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

●	Part I - Item 1. Financial Statements
●	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4—	Controls and Procedures	47

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	48
Item 1A —	Risk Factors	48
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 —	Defaults Upon Senior Securities	48
Item 4 —	Mine Safety Disclosures	48
Item 5 —	Other Information	49
Item 6 —	Exhibits
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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,
	2012 (restated)	December 31, 2011
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $792,101 at
September 30, 2012 and $777,953 at December 31, 2011)	$606,273	$606,234
Fixed-maturity securities, available for sale, at fair value (amortized cost of $21,780,082
at September 30, 2012 and $22,215,191 at December 31, 2011)	23,102,130	22,568,932
Equity securities, available-for-sale, at fair value (cost of $4,716,098
at September 30, 2012 and $3,857,741 at December 31, 2011)	5,230,893	4,065,210
Total investments	28,939,296	27,240,376
Cash and cash equivalents	2,447,849	173,126
Premiums receivable, net of provision for uncollectible amounts	6,854,026	5,779,085
Receivables - reinsurance contracts	2,668,123	1,734,535
Reinsurance receivables, net of provision for uncollectible amounts	27,182,289	23,880,814
Notes receivable-sale of business	331,207	393,511
Deferred acquisition costs	5,397,647	4,535,773
Intangible assets, net	3,303,886	3,660,672
Property and equipment, net of accumulated depreciation	1,640,464	1,646,341
Other assets	1,076,577	660,672
Total assets	$79,841,364	$69,704,905

Liabilities
Loss and loss adjustment expenses	$22,283,145	$18,480,717
Unearned premiums	25,309,496	21,283,160
Advance premiums	497,273	544,791
Reinsurance balances payable	3,164,848	2,761,828
Deferred ceding commission revenue	4,662,272	3,982,399
Notes payable (includes payable to related parties of $378,000
at September 30, 2012 and December 31, 2011)	1,097,000	1,047,000
Accounts payable, accrued expenses and other liabilities	3,246,084	4,505,016
Deferred income taxes	1,952,289	1,789,439
Total liabilities	62,212,407	54,394,350

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,715,829 shares at September 30, 2012 and 4,643,122 shares at December 31, 2011;
outstanding 3,828,391 shares at September 30, 2012 and 3,759,900 shares
at December 31, 2011	47,159	46,432
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	-	-
Capital in excess of par	13,839,741	13,739,792
Accumulated other comprehensive income	1,212,316	370,399
Retained earnings	3,947,868	2,554,349
	19,047,084	16,710,972
Treasury stock, at cost, 887,438 shares at September 30, 2012 and 883,222 shares
at December 31, 2011	(1,418,127)	(1,400,417)
Total stockholders' equity	17,628,957	15,310,555

Total liabilities and stockholders' equity	$79,841,364	$69,704,905

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012 (restated)	2011	2012 (restated)	2011

Revenues
Net premiums earned	$4,416,506	$3,937,189	$12,553,613	$10,822,137
Ceding commission revenue	2,711,431	2,307,390	8,525,945	7,347,832
Net investment income	242,159	172,039	739,555	510,173
Net realized gain on investments	65,986	196,574	111,546	357,006
Other income	218,723	228,615	680,469	693,188
Total revenues	7,654,805	6,841,807	22,611,128	19,730,336

Expenses
Loss and loss adjustment expenses	2,691,402	2,933,531	7,378,421	7,307,925
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,004,331	1,734,137	5,856,653	5,045,051
Other operating expenses	226,505	260,149	800,834	863,114
Depreciation and amortization	150,351	144,122	447,372	457,264
Interest expense	19,781	23,577	60,677	108,249
Total expenses	7,044,953	6,691,797	19,973,957	18,254,527

Income from operations before taxes	609,852	150,010	2,637,171	1,475,809
Income tax expense (benefit)	162,021	(69,559)	863,606	355,685
Net income	447,831	219,569	1,773,565	1,120,124

Gross unrealized investment holding gains
arising during period	533,877	(166,793)	1,275,632	166,513

Income tax (expense) benefit related to items of other
comprehensive income	(181,518)	56,710	(433,715)	(56,614)
Comprehensive income	$800,190	$109,486	$2,615,482	$1,230,023

Earnings per common share:
Basic	$0.12	$0.06	$0.47	$0.29
Diluted	$0.11	$0.06	$0.47	$0.29

Weighted average common shares outstanding
Basic	3,824,461	3,838,386	3,794,979	3,838,386
Diluted	3,936,167	3,913,036	3,884,172	3,838,386

Dividends declared and paid per common share	$0.04	$0.03	$0.10	$0.03

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2012 (unaudited)

						Accumulated
					Capital	Other
	Common Stock		Preferred Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2011	4,643,122	46,432	-	-	13,739,792	370,399	2,554,349	883,222	(1,400,417)	15,310,555
Stock-based compensation	-	-	-	-	39,125	-	-	-	-	39,125
Exercise of stock options	90,985	910	-	-	46,164	-	-	-	-	47,074

Shares deducted from exercise of stock options for payment of withholding taxes	(18,278)	(183)	-	-	(103,410)	-	-	-	-	(103,593)
Tax benefit from exercise of stock options	-	-	-	-	118,070	-	-	-	-	118,070
Acquisition of treasury stock	-	-	-	-	-	-	-	4,216	(17,710)	(17,710)
Dividends	-	-	-	-	-	-	(380,046)	-	-	(380,046)
Net income (restated)	-	-	-	-	-	-	1,773,565	-	-	1,773,565
Change in unrealized gains on available for sale securities, net of tax	-	-	-	-	-	841,917	-	-	-	841,917
Balance, September 30, 2012, as restated	4,715,829	$47,159	-	$-	$13,839,741	$1,212,316	$3,947,868	887,438	$(1,418,127)	$17,628,957

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2012	2011
	(restated)
Cash flows provided by operating activities:
Net income	$1,773,565	$1,120,124
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of investments	(111,545)	(357,006)
Depreciation and amortization	447,372	457,264
Amortization of bond premium, net	88,127	162,990
Stock-based compensation	39,125	85,571
Deferred income tax expense	(270,865)	(402,447)
(Increase) decrease in assets:
Premiums receivable, net	(1,074,941)	(1,036,447)
Receivables - reinsurance contracts	(933,588)	489,413
Reinsurance receivables, net	(3,301,475)	(4,923,362)
Deferred acquisition costs	(861,874)	(796,055)
Other assets	(446,020)	860,804
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	3,802,428	3,661,655
Unearned premiums	4,026,336	3,824,216
Advance premiums	(47,518)	226,783
Reinsurance balances payable	403,020	1,815,918
Deferred ceding commission revenue	679,873	638,307
Accounts payable, accrued expenses and other liabilities	(1,258,932)	(37,087)
Net cash flows provided by operating activities	2,953,088	5,790,641

Cash flows used in investing activities:
Purchase - fixed-maturity securities available for sale	(2,264,507)	(4,372,917)
Purchase - equity securities	(1,873,253)	(2,570,333)
Sale or maturity - fixed-maturity securities available for sale	2,766,758	3,034,295
Sale - equity securities	1,001,247	1,362,700
Recovery of loss from failed bank	-	133,211
Collections of notes receivable and accrued interest - sale of businesses	62,304	304,602
Other investing activities	(84,709)	(148,601)
Net cash flows used in investing activities	(392,160)	(2,257,043)

Cash flows used in financing activities:
Proceeds from line of credit	465,000	-
Principal payments on line of credit	(415,000)	-
Principal payments on long-term debt (includes $407,000 to related parties)	-	(713,997)
Proceeds from exercise of stock options	47,074	-
Withholding taxes paid on cashless exercise of stock options	(103,593)	-
Tax benefit from exercise of stock options	118,070	-
Purchase of treasury stock	(17,710)	-
Dividends paid	(380,046)	(115,153)
Net cash flows used in financing activities	(286,205)	(829,150)

Increase in cash and cash equivalents	$2,274,723	$2,704,448
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$2,447,849	$3,031,068

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,853,000	$458,871
Cash paid for interest	$78,122	$172,964

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

Note 2—Restatement of Previously Issued Financial Statements

In the three month period ended September 30, 2012, the Company recorded an adjustment to ceded premiums written to record the change in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012, and other immaterial true-ups to ceded premiums written. The Company incorrectly recorded the corresponding change to ceded unearned premiums, which overstated net premiums earned by $865,195 in the quarter ended September 30, 2012. The error was caused by the inclusion of $865,195 of earned premiums in revenue during the quarter ended September 30, 2012 rather than over the term of the reinsurance quota share treaty from July 1, 2012 through June 30, 2013.  The overstatement to net premiums earned also affects other calculations which are based on net income, including entries to decrease other underwriting expenses by $129,775, decrease other operating expenses by $29,123, and decrease income tax expense by $240,141. The net effect of the error in the calculation of net premiums earned and the related expense offsets was $466,156. The amount of net premiums earned and related expenses incorrectly included in the results for the quarter ended September 30, 2012 will be recorded over the term of the reinsurance quota share treaty from July 1, 2012 through June 30, 2013.  Management has concluded this net adjustment is material to the September 30, 2012 Form 10-Q.

The effects of the restatement on the condensed consolidated balance sheet as of September 30, 2012 are presented in the table below:

	As		Effect
	Previously		of
	Filed	Restated	Adjustments
Assets
Total investments	$28,939,296	$28,939,296	$-
Cash and cash equivalents	2,447,849	2,447,849	-
Premiums receivable	6,854,026	6,854,026	-
Receivables - reinsurance contracts	2,668,123	2,668,123	-
Reinsurance receivables	28,047,484	27,182,289	(865,195)
Notes receivable-sale of business	331,207	331,207	-
Deferred acquisition costs	5,397,647	5,397,647	-
Intangible assets	3,303,886	3,303,886	-
Property and equipment	1,640,464	1,640,464	-
Other assets (includes prepaid income taxes)	895,269	1,076,577	181,308
Total assets	$80,525,251	$79,841,364	$(683,887)

Liabilities
Loss and loss adjustment expenses	$22,283,145	$22,283,145	$-
Unearned premiums	25,309,496	25,309,496	-
Advance premiums	497,273	497,273	-
Reinsurance balances payable	3,164,848	3,164,848	-
Deferred ceding commission revenue	4,662,272	4,662,272	-
Notes payable	1,097,000	1,097,000	-
Accounts payable, accrued expenses and other liabilities	3,404,982	3,246,084	(158,898)
Deferred income taxes	2,011,122	1,952,289	(58,833)
Total liabilities	62,430,138	62,212,407	(217,731)

Stockholders' Equity
Common stock	47,159	47,159	-
Preferred stock	-	-	-
Capital in excess of par	13,839,741	13,839,741	-
Accumulated other comprehensive income	1,212,316	1,212,316	-
Retained earnings	4,414,024	3,947,868	(466,156)
Treasury stock, at cost	(1,418,127)	(1,418,127)	-
Total stockholders' equity	18,095,113	17,628,957	(466,156)

Total liabilities and stockholders' equity	$80,525,251	$79,841,364	$(683,887)

The effects of the restatement on the consolidated statement of comprehensive income for the three months and nine months ended September 30, 2012 are presented in the table below.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As		Effect	As		Effect
	Previously		of	Previously		of
	Filed	Restated	Adjustments	Filed	Restated	Adjustments

Revenues
Net premiums earned	$5,281,701	$4,416,506	$(865,195)	$13,418,808	$12,553,613	$(865,195)
Ceding commission revenue	2,711,431	2,711,431	-	8,525,945	8,525,945	-
Net investment income	242,159	242,159	-	739,555	739,555	-
Net realized gain on investments	65,986	65,986	-	111,546	111,546	-
Other income	218,723	218,723	-	680,469	680,469	-
Total revenues	8,520,000	7,654,805	(865,195)	23,476,323	22,611,128	(865,195)

Expenses
Loss and loss adjustment expenses	2,691,402	2,691,402	-	7,378,421	7,378,421	-
Commission expense	1,952,583	1,952,583	-	5,430,000	5,430,000	-
Other underwriting expenses	2,134,106	2,004,331	(129,775)	5,986,428	5,856,653	(129,775)
Other operating expenses	255,628	226,505	(29,123)	829,957	800,834	(29,123)
Depreciation and amortization	150,351	150,351	-	447,372	447,372	-
Interest expense	19,781	19,781	-	60,677	60,677	-
Total expenses	7,203,851	7,044,953	(158,898)	20,132,855	19,973,957	(158,898)

Income from operations before taxes	1,316,149	609,852	(706,297)	3,343,468	2,637,171	(706,297)
Income tax expense	402,162	162,021	(240,141)	1,103,747	863,606	(240,141)
Net income	913,987	447,831	(466,156)	2,239,721	1,773,565	(466,156)

Gross unrealized investment
holding gains arising during
during period	533,877	533,877	-	1,275,632	1,275,632	-

Income tax expense related to items
of other comprehensive income	(181,518)	(181,518)	-	(433,715)	(433,715)	-
Comprehensive income	$1,266,346	$800,190	$(466,156)	$3,081,638	$2,615,482	$(466,156)

Earnings per common share:
Basic	$0.24	$0.12	$(0.12)	$0.59	$0.47	$(0.12)
Diluted	$0.23	$0.11	$(0.12)	$0.59	$0.47	$(0.12)

Weighted average common shares outstanding
Basic	3,824,461	3,824,461	-	3,794,979	3,794,979	-
Diluted	3,936,167	3,936,167	-	3,884,172	3,884,172	-

The restatements to the condensed consolidated financial statements had no impact on the captions cash flows provided by operating activities, cash flows provided used in investing activities, cash flows used in financing activities or net increase in cash and cash equivalents as reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. However, there were corrections to certain captions within net cash flows provided by operations.

Note  3 – Accounting Policies and Basis of Presentation

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012 (restated)		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,273	$792,101	$606,234	$777,953
Cash and cash equivalents	2,447,849	2,447,849	173,126	173,126
Premiums receivable	6,854,026	6,854,026	5,779,085	5,779,085
Receivables - reinsurance contracts	2,668,123	2,668,123	1,734,535	1,734,535
Reinsurance receivables	27,182,289	27,182,289	23,880,814	23,880,814
Notes receivable-sale of business	331,207	331,207	393,511	393,511
Real estate, net of accumulated depreciation	1,446,196	1,510,000	1,477,639	1,510,000
Reinsurance balances payable	3,164,848	3,164,848	2,761,828	2,761,828
Notes payable (including related parties)	1,097,000	1,097,000	1,047,000	1,047,000

Note  7 - Notes Receivable-Sale of Businesses

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

Notes receivable arising from the sale of businesses as of September 30, 2012 and December 31, 2011 consists of:

	September 30, 2012			December 31, 2011
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
	(unaudited)
Sale of Pennsylvania stores	$328,842	$33,094	$295,748	$351,861	$31,028	$320,833
Sale of Franchise business	-	-	-	37,797	37,797	-
	328,842	33,094	295,748	389,658	68,825	320,833
Accrued interest	2,365	2,365	-	3,853	3,853	-
Total	$331,207	$35,459	$295,748	$393,511	$72,678	$320,833

Note  8 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows (unaudited):

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2012 (restated)
Premiums written	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Change in unearned premiums	(4,017,217)	(9,119)	1,817,614	(2,208,722)
Premiums earned	$32,422,667	$12,434	$(19,881,488)	$12,553,613

Nine months ended September 30, 2011
Premiums written	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Change in unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Premiums earned	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Three months ended September 30, 2012 (restated)
Premiums written	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Change in unearned premiums	(1,363,818)	(13,031)	228,143	(1,148,706)
Premiums earned	$11,401,540	$5,323	$(6,990,357)	$4,416,506

Three months ended September 30, 2011
Premiums written	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Change in unearned premiums	(909,125)	(41)	579,881	(329,285)
Premiums earned	$9,473,516	$3,368	$(5,539,695)	$3,937,189

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

Prior year incurred loss and LAE development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends (See Note 14 - Subsequent events).

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

As of September 30, 2012 and 2011, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum provisional commissions (see Note 14 - Subsequent Events).

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

Note  9 – Long-Term Debt

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

Note  10 – Stockholders’ Equity

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

Note 11 – Income Taxes

The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2012 was 32.7% and 26.6%, respectively. The Company’s effective tax rate from continuing operations for the nine months and three months ended September 30, 2011 was 24.1% and (46.4)%, respectively. A reconciliation of the Federal statutory rate to our effective rate from continuing operations is as follows:

	For the Three Months Ended					For the Nine Months Ended
	September 30,					September 30,
	2012 (restated)		2011			2012 (restated)		2011

Computed expected tax expense	$207,350	34.0%	$51,003	34.0%		$896,638	34.0%	$501,775	34.0%
State taxes, net of Federal benefit	9,754	1.6	(10,225)	(6.8)		55,553	2.1	(24,976)	(1.7)
Permanent differences
Dividends received deduction	(10,386)	(1.7)	(18,782)	(12.5)		(46,963)	(1.8)	(25,911)	(1.8)
Non-taxable investment income	(15,781)	(2.6)	(16,449)	(11.0)		(49,590)	(1.9)	(62,992)	(4.3)
Stock-based compensation expense	3,065	0.5	7,284	4.9		13,302	0.5	29,094	2.0
Other permanent differences	6,287	1.0	(42,889)	(28.6)		18,568	0.7	(28,344)	(1.9)
Prior year tax matters	(32,456)	(5.3)	(72,960)	(48.6)		(32,456)	(1.2)	(50,886)	(3.5)
Other	(5,812)	(0.9)	33,458	22.3		8,554	0.3	17,926	1.2
Total tax	$162,021	26.6%	$(69,560)	(46.4	) %	$863,606	32.7%	$355,686	24.1%

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

	September 30,	December 31,
	2012 (restated)	2011
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$264,648	$276,312
Claims reserve discount	275,543	220,354
Unearned premium	794,556	647,596
Deferred ceding commission revenue	1,585,172	1,354,016
Other	13,721	4,583
Total deferred tax assets	2,933,640	2,502,861

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	1,835,200	1,542,163
Intangibles	1,123,321	1,244,628
Depreciation and amortization	136,117	133,411
Reinsurance recoverable	20,400	20,400
Net unrealized appreciation of securities - available for sale	601,891	172,155
Investment income	-	10,543
Total deferred tax liabilities	4,885,929	4,292,300

Net deferred income tax liability	$(1,952,289)	$(1,789,439)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	September 30,	December 31,
Type of NOL	2012	2011	Expiration
State only (A)	$364,633	$284,749	December 31, 2027
Valuation allowance	130,585	42,437
State only, net of valuation allowance	234,048	242,312
Amount subject to Annual Limitation, Federal only (B)	30,600	34,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$264,648	$276,312

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

Note 12 - Net Income Per Common Share

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

The reconciliation of the weighted average number of shares of Common Stock and net income used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012 (restated)	2011	2012 (restated)	2011
	(unaudited)		(unaudited)
Net income used in the calculation of basic earnings per share	$447,831	$219,569	$1,773,565	$1,120,124
Effect of dilutive securities, common share equivalents	455	1,117	39,434	-

Net income used for computing diluted earnings per share	$448,286	$220,686	$1,812,999	$1,120,124

Weighted average number of shares outstanding	3,824,461	3,838,386	3,794,979	3,838,386
Effect of dilutive securities, common share equivalents	111,706	74,650	89,193	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,936,167	3,913,036	3,884,172	3,838,386

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

Note 14 – Subsequent Event

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock based compensation. See Note  3 to the Condensed Consolidated Financial Statements - “Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Revenues	(restated)
Direct and assumed written premiums	$36,461	$30,509	$5,952	19.5%
Net written premiums	14,762	12,410	2,352	19.0%
Change in net unearned premiums	(2,209)	(1,588)	(621)	39.1%
Net premiums earned	12,553	10,822	1,731	16.0%
Ceding commission revenue (1)	8,526	7,348	1,178	16.0%
Net investment income	740	510	230	45.1%
Net realized gain on investments	112	357	(245)	(68.6)%
Other income	680	693	(13)	(1.9)%
Total revenues	22,611	19,730	2,881	14.6%

Expenses
Loss and loss adjustment expenses (1)
Direct loss and loss adjustment expenses	14,295	14,343	(48)	(0.3%
Less: ceded loss and loss adjustment expenses	(6,917)	(7,035)	118	(1.7)%
Net loss and loss adjustment expenses	7,378	7,308	70	1.0%
Commission expense	5,430	4,473	957	21.4%
Other underwriting expenses	5,857	5,045	812	16.1%
Other operating expenses	801	863	(62)	(7.2)%
Depreciation and amortization	447	457	(10)	(2.2)%
Interest expense	61	108	(47)	(43.5)%
Total expenses	19,974	18,254	1,720	9.4%

Income from operations before taxes	2,637	1,476	1,161	78.7%
Provision for income tax	864	356	508	142.7%
Net income	$1,773	$1,120	$653	58.3%

Percent of total revenues:
Net premiums earned	55.5%	54.9%
Ceding commission revenue	37.7%	37.2%
Net investment income	3.3%	2.6%
Net realized gains on investments	0.5%	1.8%
Other income	3.0%	3.5%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	58.8%	63.6%
Net catastrophe loss	0.0%	3.9%
Net loss ratio	58.8%	67.5%

(1) Includes net catastrophe losses and net loss adjustment expenses for the nine months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. During the quarter that a catastrophe occurs, it is not possible to estimate the full amount of losses and loss adjustment expenses incurred. Accordingly, additional net catastrophe losses and net loss adjustment expenses from Tropical Storm Irene were recorded subsequent to September 30, 2011. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. For the nine months ended September 30, 2012, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes. See Note 14 to the Consolidated Financial Statements – “Subsequent Events” for information relating to the effects of Superstorm Sandy that occurred in October 2012.

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

Net premiums earned increased $1,731,000, or 16.0%, to $12,553,000 in 2012 from $10,822,000 in 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

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

Net loss and loss adjustment expenses were $7,378,000 in 2012 compared to $7,308,000 in 2011. The net loss ratio was 58.8% in 2012 compared to 67.5% in 2011. The decrease of  8.7  percentage points in our net loss ratio for 2012 as compared to 2011 is primarily due to a decrease in the loss ratios in our personal lines and commercial lines of business. As a result of Tropical Storm Irene in 2011, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 3.9 percentage points to our 2011 net loss ratio.

Commission expense was $5,430,000 in 2012 or 14.9% of direct written premiums. Commission expense was $4,473,000 in 2011 or 14.7% of direct written premiums. The increase of $957,000 is due to the increase in direct written premiums in 2012 as compared to 2011.

Other underwriting expenses were $5,857,000 in 2012 compared to $5,045,000 in 2011. The $812,000, or 16.1%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums, increase in occupancy costs and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Underwriting expenses as a percentage of direct written premiums was 16.1% in 2012 and 16.5% in 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $801,000 in 2012 compared to $863,000 in 2011. The $62,000 decrease in 2012 was primarily due to a decrease in occupancy costs and amortization of stock options as a result of more stock options being fully vested prior to September 30, 2012, offset by increase in professional fees.

Interest expense was $61,000 in 2012 compared to $108,000 in 2011. The $47,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended September 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in 2012 was $864,000, which resulted in an effective tax rate of 32.7%. Income tax expense in 2011 was $356,000, which resulted in an effective tax rate of 24.1%. Income before taxes was $2,637,000 in 2012 compared to $1,476,000 in 2011. The increase in the effective tax rate by 8.6% in 2012 is a result of: (A) permanent differences from non taxable investment income and the dividends received deduction having a lesser impact on the effective tax rate in 2012 due to a greater amount of book income in 2012 compared to 2011, and (B) recording a valuation allowance in 2012 against our state net operating loss carryovers compared to no such allowance in 2011. Kingstone Companies, Inc. generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. A valuation allowance of $42,000 was recorded by us in December 2011 and an additional valuation allowance of $86,000 was recorded in 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $1,773,000 in 2012 compared to $1,120,000 in 2011. The increase in net income of $653,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other commission expense and underwriting expenses related to premium growth.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2012	2011	Change	Percent
Revenues	(restated)
Direct and assumed written premiums	$12,783	$10,386	$2,397	23.1%
Net written premiums	5,565	4,267	1,298	30.4%
Change in net unearned premiums	(1,148)	(330)	(818)	247.9%
Net premiums earned	4,417	3,937	480	12.2%
Ceding commission revenue (1)	2,711	2,307	404	17.5%
Net investment income	242	172	70	40.7%
Net realized gain on investments	66	197	(131)	(66.5)%
Other income	219	229	(10)	(3.9)%
Total revenues	7,655	6,842	813	11.9%

Expenses
Loss and loss adjustment expenses (1)
Direct and assumed loss and loss adjustment expenses	4,981	6,555	(1,574)	(24.0)%
Less: ceded loss and loss adjustment expenses	(2,290)	(3,621)	1,331	(36.8)%
Net loss and loss adjustment expenses	2,691	2,934	(243)	(8.3)%
Commission expense	1,953	1,596	357	22.4%
Other underwriting expenses	2,004	1,734	270	15.6%
Other operating expenses	227	260	(33)	(12.7)%
Depreciation and amortization	150	144	6	4.2%
Interest expense	20	24	(4)	(16.7)%
Total expenses	7,045	6,692	353	5.3%

Income from operations before taxes	610	150	460	306.7%
Provision for (benefit from) income tax	162	(70)	232	(331.4)%
Net income	$448	$220	$228	103.6%

Percent of total revenues:
Net premiums earned	57.7%	57.5%
Ceding commission revenue	35.4%	33.7%
Net investment income	3.1%	2.5%
Net realized gains on investments	0.9%	2.9%
Other income	2.9%	3.3%
	100.0%	100.0%

Net loss ratio excluding the effect of catastrophes	61.0%	63.8%
Net catastrophe loss	0.0%	10.7%
Net loss ratio	61.0%	74.5%

(1) Includes net catastrophe losses and net loss adjustment expenses for the three months ended September 30, 2011of $422,000 incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. During the quarter that a catastrophe occurs, it is not possible to estimate the full amount of losses and loss adjustment expenses incurred. Accordingly, additional net catastrophe losses and net loss adjustment expenses from Tropical Storm Irene were recorded subsequent to September 30, 2011. Catastrophe losses incurred from Tropical Storm Irene decreased our ceded loss ratio which reduced our contingent ceding commission revenue by $493,000. For the three months ended September 30, 2012, we did not incur any catastrophe losses and loss adjustment expenses. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes. See Note 14 to the Consolidated Financial Statements – “Subsequent Events” for information relating to the effects of Superstorm Sandy that occurred in October 2012.

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

Net premiums earned increased $480,000, or 12.2%, to $4,417,000 in Q3 2012 from $3,937,000 in Q3 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

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

Net loss and loss adjustment expenses were $2,691,000 in Q3 2012 compared to $2,934,000 in 2011. The net loss ratio was 61.0% in Q3 2012 compared to 74.5% in Q3 2011. The decrease of 13.5  percentage points in our net loss ratio for Q3 2012 as compared to Q3 2011 is primarily due to a decrease in the loss ratios in our personal lines and commercial lines of business. As a result of Tropical Storm Irene in 2011, which we define as a catastrophe, we incurred $422,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,266,000), and added 10.7 percentage points to our Q3 2011 net loss ratio.

Commission expense was $1,953,000 in Q3 2012 or 15.3% of direct written premiums. Commission expense was $1,596,000 in Q3 2011 or 15.4% of direct written premiums. The increase of $357,000 is due to the increase in direct written premiums in Q3 2012 as compared to Q3 2011.

Other underwriting expenses were $2,004,000 in Q3 2012 compared to $1,734,000 in Q3 2011. The $270,000, or 15.6%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and an increase in occupancy costs. Underwriting expenses as a percentage of direct written premiums was 15.7% in Q3 2012 and 16.7% in Q3 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $227,000 in Q3 2012 compared to $260,000 in Q3 2011. The $33,000 decrease in Q3 2012 was due nominal net decreases in various overhead expenses.

Interest expense was $20,000 in Q3 2012 compared to $24,000 in Q3 2011. The $4,000 decrease in interest expense was due to the partial redemption of $703,000 to our 2009/2010 Notes during the quarter ended June 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum.

Income tax expense in Q3 2012 was $162,000, which resulted in an effective tax rate of 26.6%. Income tax benefit in Q3 2011 was $70,000, which resulted in an effective tax rate of (46.4)%. Income before taxes was $610,000 in Q3 2012 compared to $150,000 in Q3 2011. The increase in the effective tax rate in Q3 2012 is a result of non-taxable permanent differences in Q3 2011 having a greater effect on income tax due the minimal amount of book taxable income in Q3 2011. In addition, we recorded a valuation allowance in Q3 2012 against our state net operating loss carryovers compared to no such allowance in Q3 2011. Kingstone Companies, Inc. generates operating losses for state purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary, is not subject to state income taxes. Valuation allowances totaling of $98,000 were recorded by us in December 2011 and for the first six months of 2012. An additional valuation allowance of $24,000 was recorded in Q3 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $448,000 in Q3 2012 compared to $220,000 in Q3 2011. The increase in net income of $228,000 was due to the circumstances described above that caused the increases in our net premiums earned and ceding commission revenue, and a decrease in our net loss ratio, offset by increases in our other commission expense and underwriting expenses related to premium growth.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(restated)		(restated)
Revenues
Net premiums earned	$4,416,506	$3,937,189	$12,553,613	$10,822,137
Ceding commission revenue	2,711,431	2,307,390	8,525,945	7,347,832
Net investment income	242,159	172,039	739,555	510,173
Net realized gain on investments	65,986	196,574	111,546	357,006
Other income	129,788	109,452	369,085	307,511
Total revenues	7,565,870	6,722,644	22,299,744	19,344,659

Expenses
Loss and loss adjustment expenses	2,691,402	2,933,531	7,378,421	7,307,925
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,004,331	1,734,137	5,856,652	5,045,051
Depreciation and amortization	150,061	144,122	446,503	452,503
Total expenses	6,798,377	6,408,071	19,111,576	17,278,403

Income from operations	767,493	314,573	3,188,168	2,066,256
Income tax expense	242,037	30,295	1,012,634	601,939
Net income	$525,456	$284,278	$2,175,534	$1,464,317

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2012 (restated)
Written premiums	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Unearned premiums	(4,017,217)	(9,119)	1,817,614	(2,208,722)
Earned premiums	$32,422,667	$12,434	$(19,881,488)	$12,553,613

Loss and loss adjustment expenses exluding
the effect of catastrophes	$14,268,577	$27,176	$(6,917,332)	$7,378,421
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$14,268,577	$27,176	$(6,917,332)	$7,378,421

Loss ratio excluding the effect of catastrophes	44.0%	218.6%	34.8%	58.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	44.0%	218.6%	34.8%	58.8%

Nine months ended September 30, 2011
Written premiums	$30,502,800	$6,289	$(18,099,446)	$12,409,643
Unearned premiums	(3,823,593)	1,611	2,234,476	(1,587,506)
Earned premiums	$26,679,207	$7,900	$(15,864,970)	$10,822,137

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,639,123	$15,704	$(5,768,974)	$6,885,853
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$14,327,412	$15,704	$(7,035,191)	$7,307,925

Loss ratio excluding the effect of catastrophes	47.4%	198.8%	36.4%	63.6%
Catastrophe loss	6.3%	0.0%	8.0%	3.9%
Loss ratio	53.7%	198.8%	44.3%	67.5%

Three months ended September 30, 2012 (restated)
Written premiums	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Unearned premiums	(1,363,818)	(13,031)	228,143	(1,148,706)
Earned premiums	$11,401,540	$5,323	$(6,990,357)	$4,416,506

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,969,890	$12,269	$(2,290,757)	$2,691,402
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,969,890	$12,269	$(2,290,757)	$2,691,402

Loss ratio excluding the effect of catastrophes	43.6%	230.5%	32.8%	60.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	43.6%	230.5%	32.8%	60.9%

Three months ended September 30, 2011
Written premiums	$10,382,641	$3,409	$(6,119,576)	$4,266,474
Unearned premiums	(909,125)	(41)	579,881	(329,285)
Earned premiums	$9,473,516	$3,368	$(5,539,695)	$3,937,189

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,857,144	$9,649	$(2,355,334)	$2,511,459
Catastrophe loss	1,688,289	-	(1,266,217)	422,072
Loss and loss adjustment expenses	$6,545,433	$9,649	$(3,621,551)	$2,933,531

Loss ratio excluding the effect of catastrophes	51.3%	286.5%	42.5%	63.8%
Catastrophe loss	17.8%	0.0%	22.9%	10.7%
Loss ratio	69.1%	286.5%	65.4%	74.5%

Key Measures

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(restated)		(restated)
Net premiums earned	$4,416,506	$3,937,189	$12,553,613	$10,822,137
Ceding commission revenue (1)	2,711,431	2,307,390	8,525,945	7,347,832
Other income	129,788	109,452	369,085	307,511

Loss and loss adjustment expenses (2)	2,691,402	2,933,531	7,378,421	7,307,925

Acquistion costs and other underwriting expenses:
Commission expense	1,952,583	1,596,281	5,430,000	4,472,924
Other underwriting expenses	2,004,331	1,734,137	5,856,653	5,045,051
Total acquistion costs and other
underwriting expenses	3,956,914	3,330,418	11,286,653	9,517,975

Underwriting income	$609,409	$90,082	$2,783,569	$1,651,580

Key Measures:
Net loss ratio excluding the effect of catastrophes	60.9%	63.8%	58.8%	63.6%
Effect of catastrophe loss on loss ratio (2)	0.0%	10.7%	0.0%	3.9%
Net loss ratio	60.9%	74.5%	58.8%	67.5%

Net underwriting expense ratio excluding the
effect of catastrophes	25.3%	10.7%	19.1%	12.7%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	0.0%	12.5%	0.0%	4.6%
Net underwriting expense ratio	25.3%	23.2%	19.1%	17.2%

Net combined ratio excluding the effect
of catastrophes	86.2%	74.5%	77.8%	76.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	23.2%	0.0%	8.5%
Net combined ratio	86.2%	97.7%	77.8%	84.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$3,956,914	$3,330,418	$11,286,653	$9,517,975
Less: Ceding commission revenue (1)	(2,711,431)	(2,307,390)	(8,525,945)	(7,347,832)
Less: Other income	(129,788)	(109,452)	(369,085)	(307,511)
	$1,115,695	$913,576	$2,391,623	$1,862,632

Net earned premium	$4,416,506	$3,937,189	$12,553,613	$10,822,137

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

Net cash provided by operating activities was $2,953,000 in 2012 as compared to $5,791,000 provided in 2011. The $2,838,000 decrease in cash flows provided by operating activities in 2012 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by an increase in net income (adjusted for non-cash items) of $899,000.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM  4. CONTROLS AND PROCEDURES.

In the Original Form 10-Q, we indicated that, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as described in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, we indicated that our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Our Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the $865,195 error ($466,156, net of other underwriting expenses, other operating expenses, and income tax expense), as more fully described in Note 2 to the consolidated financial statements, resulted from a material weakness in our internal control over financial reporting related to the recording of the change in ceded unearned premiums associated with the decrease in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the entries associated with the decrease in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012 were accurately recorded to properly reflect the correct change in ceded unearned premiums.  As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

The financial statements included in this Form 10-Q/A were prepared with particular attention to the material weakness. We concluded that the financial statements included in the Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods ended in accordance with U.S. generally accepted accounting principles.

We continually review our disclosure controls and procedures and makes changes, as necessary, to ensure the quality of our financial reporting.

Management’s Plan for Remediation

Management and the Board of Directors are committed to remediation of the material weakness to the consolidated financial statements as well as the continued improvement of our overall system of internal control over financial reporting. As management continues to evaluate and work to enhance the internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that we need to modify or otherwise adjust the remediation procedures described below.

Subsequent to the period covered by the report, management is implementing measures to remediate the material weakness in internal control over financial reporting. Specifically, management is implementing controls and communicating to the financial reporting personnel the importance of correctly recording the changes to unearned premiums arising from our annual changes to our reinsurance quota share treaties and ensuring that the ceded unearned premium balances are properly reconciled during the financial reporting process. We will add an item to our financial closing checklist to review that the changes to reinsurance contracts have been properly recorded to all accounts requiring adjustment.

Risks Related to the Restatement

As a result of the material weakness described above, our disclosure controls and procedures were not effective to timely prevent or detect errors in our consolidated financial statements which led to the restatement herein. As of the date of this Form 10-Q/A and as described above, management has implemented remedial measures related to the identified material weakness. If our efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in stock price and investor confidence or other material effects on our business, reputation, results of operations or financial condition.

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

KINGSTONE COMPANIES, INC.

Dated: February 25, 2013	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer