Form 10-K
period 2012-12-31
KINGSTONE COMPANIES, INC.
filed 2013-04-01
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,376,238 based on the closing sale price as reported on the NASDAQ Capital Market. As of March 29, 2013, there were 3,840,899 shares of common stock outstanding.

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

We offer property and casualty insurance products to small businesses and individuals in New York State through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in the State of New York. In 2011, KICO obtained a license to write property and casualty insurance in Pennsylvania; however, KICO has only nominally commenced writing business in Pennsylvania. Payments, Inc., our wholly-owned subsidiary, is a licensed premium finance company in the State of New York and receives fees for placing contracts with a third party licensed premium finance company.

Recent Developments

Developments During 2012

● Increased Rate of Dividends Declared

In August 2012, we increased our quarterly dividends on our common stock from $.03 per share to $.04 per share. Dividends of $.03 per share were declared on each of February 6, 2012 and May 14, 2012 and were paid on March 15, 2012 and June 15, 2012, respectively. Dividends of $.04 per share were declared on each of August 13, 2012 and November 12, 2012 and were paid on September 18, 2012 and December 14, 2012, respectively.

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

General

 Substantially all of our operations consist of the underwriting of property and casualty insurance. KICO is a multi-line regional property and casualty insurance company writing business exclusively through independent agents and brokers (“producers”).  We are licensed to write insurance in New York and Pennsylvania. KICO obtained authority to write business in Pennsylvania in February 2011; however, it has only nominally commenced writing business in Pennsylvania. KICO provides direct markets to small and medium-sized producers located primarily in downstate New York, consisting of New York City, Long Island, and Westchester County. In 2011, KICO expanded its market to include parts of western New York, primarily Buffalo, Rochester and Syracuse.

KICO’s competitive advantage in the marketplace is the service it provides to its producers, policyholders and claimants. Our insurance producers value their relationship with us since they receive excellent, consistent personal service coupled with competitive rates and commission levels. We believe there are many producers looking for an insurer like KICO, which offers the producer a potential for growth and good service. KICO consistently is rated above average in the important areas of underwriting, claims handling and service to producers. We believe that the excellent service we provide to our producers, policyholders and claimants provides a foundation for growth. In 2012 and 2010, in a bi-annual company performance survey conducted by the Professional Insurance Agents of New York and New Jersey (“PIA”), KICO was rated the top performer by PIA members in New York. Each year the PIA surveys its membership, asking them to rate the carriers with whom they do business. The survey covers 20 different performance categories such as claims, underwriting, agent support and technology. In 2012 and 2010, 115 and 81 companies, respectively, were rated along with KICO, including large national carriers.

We have developed online application raters and inquiry systems for many of our personal lines and commercial automobile products. Substantially all of our personal lines are underwritten using these tools. In 2012 some of our commercial lines were added to our online tools. We plan to expand online capabilities to our other lines of business.

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

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, mechanical breakdown, service line and personal umbrella policies.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2012	2011

Balance at beginning of period	$18,480,717	$17,711,907
Less reinsurance recoverables	(9,960,334)	(10,431,415)
Net balance, beginning of period	8,520,383	7,280,492

Incurred related to:
Current year	10,460,000	8,297,998
Prior years	774,713	273,060
Total incurred	11,234,713	8,571,058

Paid related to:
Current year	4,419,000	4,108,010
Prior years	3,270,258	3,223,157
Total paid	7,689,258	7,331,167

Net balance at end of period	12,065,838	8,520,383
Add reinsurance recoverables	18,419,694	9,960,334
Balance at end of period	$30,485,532	$18,480,717

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2004 through 2012. We did not have accurate and reliable data for 2003, which is to be included in the required ten year period. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012

Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065
Net reserve estimated as of One year later	5,122	3,627	4,844	5,430	6,119	6,235	7,483	9,261
Two years later	5,698	4,315	5,591	5,867	6,609	6,393	8,289
Three years later	6,356	5,101	5,792	6,433	6,729	6,486
Four years later	6,985	5,094	6,260	6,569	6,711
Five years later	7,049	5,540	6,343	6,683
Six years later	7,476	5,616	6,429
Seven years later	7,561	5,678
Eight years later	7,637
Nine years later
Ten years later
Net cumulative redundancy (deficiency)	(4,496)	(2,604)	(2,059)	(1,884)	(888)	(485)	(1,009)	(741)

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	3,347	1,106	2,018	1,855	2,533	2,307	3,201	3,237
Two years later	4,291	2,321	3,303	3,339	3,974	3,992	4,947
Three years later	4,965	3,321	4,036	4,339	5,054	4,659
Four years later	5,598	3,705	4,471	5,146	5,373
Five years later	5,840	3,988	5,079	5,424
Six years later	6,101	4,484	5,305
Seven years later	6,557	4,595
Eight years later	6,654
Nine years later
Ten years later

Net reserve -
December 31,	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065
Reinsurance Recoverable	7,610	7,283	6,523	6,693	9,766	10,512	10,432	9,960	18,420
Gross reserves -
December 31,	10,751	10,357	10,893	11,492	15,589	16,513	17,712	18,480	30,485

Net re-estimated reserve	7,637	5,678	6,429	6,683	6,711	6,486	8,289	9,261
Re-estimated reinsurance recoverable	10,513	10,682	10,825	10,621	12,365	11,879	11,780	11,018
Gross re-estimated reserve	18,150	16,360	17,254	17,304	19,076	18,365	20,069	20,279

Gross cumulative redundancy (deficiency)	(7,399)	(6,003)	(6,361)	(5,812)	(3,487)	(1,852)	(2,357)	(1,799)

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

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2012 and 2011, is summarized in the table below by type of investment.

	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Less than one year	$560,162	2.1%	$1,079,924	4.8%
One to five years	9,569,943	36.6%	7,045,774	31.2%
Five to ten years	13,306,033	50.8%	12,680,441	56.2%
More than 10 years	2,745,800	10.5%	1,762,793	7.8%
Total	$26,181,938	100.0%	$22,568,932	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available for sale as of December 31, 2012 and 2011 as rated by Standard and Poor’s.

	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$550,188	2.4%
AAA	2,226,603	8.5%	3,041,576	13.5%
AA	4,088,304	15.6%	4,502,733	20.0%
A	6,963,380	26.6%	6,977,222	30.9%
BBB	12,903,651	49.3%	7,497,213	33.2%
Total	$26,181,938	100.00%	$22,568,932	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

We currently have a Demotech rating of A (Excellent) which generally qualifies our policies for banks and finance companies. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011, and such rating remained in effect in 2012. KICO is beginning the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating could create additional demand from producers requiring a carrier to have an A.M. Best rating.

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

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies. Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio. The purchaser of the portfolio has agreed that, during the five year period following the closing (subject to automatic renewal for successive two year terms under certain circumstances), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York. In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 1.2% and 1.8% of our revenues from continuing operations during the years ended December 31, 2012 and 2011, respectively.

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

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services has adopted various regulations that could have a material adverse effect on insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. In addition, the Department of Financial Services imposed a four month moratorium on property and casualty policy terminations and non-renewals notwithstanding failure to pay premiums when due. Further, in February 2013, the state of New York announced that the Department of Financial Services has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The Department of Financial Services stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO has received a letter from the Department of Financial Services seeking information and data with regard to the foregoing. KICO is cooperating with the Department of Financial Services in connection with its investigation and we believe that such matter will not have a material adverse effect on our financial position.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The New York State Department of Financial Services commenced its examination of KICO during January 2012. As of December 31, 2012, the examination is still in progress.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2012.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. As of December 31, 2012, the maximum distribution that KICO could pay without prior regulatory approval was approximately $1,015,000, which is based on investment income for the last four quarters.

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

As of December 31, 2012, as a result of its growth, KICO had one ratio outside the usual range due to reliance on quota share reinsurance.

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

Offices

Our principal executive offices are currently located at 1154 Broadway, Hewlett, New York 11557, and our telephone number at that location is (516) 374-7600. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Effective May 1, 2013, we will be moving our principal executive offices to our Kingston, New York location. Our website is www.kingstonecompanies.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

As of December 31, 2012, we had 54 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.  RISK FACTORS.

Not applicable. See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Our principal executive offices are currently located at 1154 Broadway, Hewlett, New York. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York.

The current yearly aggregate base rental for our current executive offices is approximately $20,000. The lease for these premises will terminate effective April 30, 2013, at which time we will move our principal executive offices to our Kingston, New York location. We own the building from which our insurance underwriting business principally operates, free of mortgage.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2012 Calendar Year
First Quarter	$3.75	$2.98
Second Quarter	6.13	3.18
Third Quarter	6.95	4.51
Fourth Quarter	6.24	4.50

	High	Low
2011 Calendar Year
First Quarter	$3.90	$3.02
Second Quarter	3.88	2.82
Third Quarter	3.68	2.47
Fourth Quarter	3.59	2.97

Holders

As of March 18, 2013, there were approximately 430 record holders of our common stock.

Dividends

            Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. During 2012, we paid quarterly dividends of $0.03 per share on March 15, 2012 and June 15, 2012, and $0.04 per share on September 18, 2012 and December 14, 2012. During 2011, we paid quarterly dividends of $0.03 per share on September 15, 2011 and December 15, 2011. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

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

We declared dividends on our common stock as follows:

	2012	2011

Common stock dividends declared	$533,763	$230,303

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 The following table set forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/12 – 10/31/12	-	-	-	-
11/1/12 – 11/30/12	-	-	-	-
12/1/12 – 12/31/12	1,915	$4.84	-	-
Total	1,915	$4.84	-	-

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

Principal Revenue and Expense Items

Net premiums earned. Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2011, we would earn half of the premiums in 2011 and the other half in 2012.

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

Other operating expenses. Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal and auditing fees, occupancy costs related to our corporate office and other costs directly associated with being a public company.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2012	2011	Change	Percent
Revenues
Direct written premiums	$49,252	$40,735	$8,517	20.9%
Net written premiums	19,560	16,296	3,264	20.0%
Change in net unearned premiums	(2,343)	(1,427)	(916)	64.2%
Net premiums earned	17,217	14,869	2,348	15.8%
Ceding commission revenue (1)	9,690	10,625	(935)	(8.8	) %
Net investment income	1,015	754	261	34.6%
Net realized gain on investments	288	524	(236)	(45.0	) %
Other income	868	921	(53)	(5.8	) %
Total revenues	29,078	27,693	1,385	5.0%

Expenses
Loss and loss adjustment expenses (1)
Direct and assumed loss and loss adjustment expenses	32,631	15,644	16,987	108.6%
Less: ceded loss and loss adjustment expenses	(21,396)	(7,073)	(14,323)	202.5%
Net loss and loss adjustment expenses	11,235	8,571	2,664	31.1%
Commission expense	7,246	6,230	1,016	16.3%
Other underwriting expenses	7,849	7,373	476	6.5%
Other operating expenses	1,000	1,203	(203)	(16.9	) %
Depreciation and amortization	596	603	(7)	(1.2	) %
Interest expense	82	121	(39)	(32.2	) %
Total expenses	28,008	24,101	3,907	16.2%

Income from operations before taxes	1,070	3,592	(2,522)	(70.2	) %
Provision for income tax	303	1,089	(786)	(72.2	) %
Net income	$767	$2,503	$(1,736)	(69.4	) %

Percent of total revenues:
Net premiums earned	59.2%	53.7%
Ceding commission revenue	33.3%	38.4%
Net investment income	3.5%	2.7%
Net realized gains on investments	1.0%	1.9%
Other income	3.0%	3.3%
	100.0%	100.0%

(1) For the year ended December 31, 2012, includes direct catastrophe losses and loss adjustment expenses of $13,261,000, and net catastrophe losses and loss adjustment expenses of $1,143,000, incurred on October 29, 2012 from Superstorm Sandy. The computation to arrive at contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy. Such losses increased our ceded loss ratio which reduced our contingent ceding commission revenue by $1,919,000. For the year ended December 31, 2011, includes direct catastrophe losses and loss adjustment expenses of $1,796,000, and net catastrophe losses and loss adjustment expenses of $449,000, incurred from August 27, 2011 to August 29, 2011 from Tropical Storm Irene. The computation to arrive at contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Tropical Storm Irene. Such losses increased our ceded loss ratio which reduced our contingent ceding commission revenue by $200,000. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event. Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the year ended December 31, 2012 (“2012”) were $49,252,000 compared to $40,735,000 during the year ended December 31, 2011 (“2011”). The increase of $8,517,000, or 20.9%, was primarily due to an increase in policies in-force during 2012 as compared to 2011. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 20.9% as of December 31, 2012 compared to December 31, 2011. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $3,264,000, or 20.0%, to $19,560,000 in 2012 from $16,296,000 in 2011. The increase in net written premiums resulted from: (1) an increase in direct written premiums in 2012 compared to direct written premiums in 2011, and (2) effective July 1, 2012, a decrease in the quota share percentage in our commercial lines quota share treaty from 60% to 40%. A decrease in the quota share percentage results in us retaining a greater amount of direct written premiums. Net written premiums grew at a lower rate than direct written premiums (20.0% compared to 20.9%) due to increases in policies written in lines of business that are subject to quota share reinsurance treaties, primarily personal lines and commercial lines, in excess of the decrease in policies written in lines of business without quota share reinsurance treaties, primarily commercial auto lines.

Net premiums earned increased $2,348,000, or 15.8%, to $17,217,000 in 2012 from $14,869,000 in 2011. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2012	2011	Change	Percent

Provisional ceding commissions earned	$8,516	$6,916	$1,600	23.1%
Contingent ceding commissions earned	1,174	3,709	(2,535)	(68.3	) %
Total ceding commission revenue	$9,690	$10,625	$(935)	(8.8	) %

Ceding commission revenue was $9,690,000 in 2012 compared to $10,625,000 in 2011. The decrease of $935,000, or 8.8%, was due to the increase provisional ceding commissions earned offset by a decrease in contingent ceding commissions earned. The $1,600,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded. The $2,535,000 decrease in contingent ceding commissions earned is due to the effects of Superstorm Sandy on our ceded net loss ratio which reduced our contingent ceding commission revenue by $1,918,000 and an increase in losses incurred under our personal lines quota share reinsurance treaty from prior year claims.

Net investment income was $1,015,000 in 2012 compared to $754,000 in 2011. The increase of $261,000, or 34.6%, was due to an increase in average invested assets in 2012 as compared to 2011. The increase in cash and invested assets resulted primarily from increased operating cash flows and by an adjustment to amortization of bond premium in 2011. The tax equivalent investment yield, excluding cash, was 5.14% and 5.43% at December 31, 2012 and 2011, respectively.

Net realized gains on investments were $288,000 in 2012 compared to $524,000 in 2011. The decrease of $236,000, or 45.0%, was due in part to an FDIC recovery of $133,000 in 2011 from a failed bank which was included in other than temporary impaired losses in 2009.

Net loss and loss adjustment expenses were $11,235,000 in 2012 compared to $8,571,000 in 2011. The net loss ratio was 65.3% in 2012 compared to 57.6% in 2011, an increase of 7.7 percentage points. Net losses in 2012 included the effects of Superstorm Sandy in October 2012 and Tropical Storm Irene in August 2011, which we define both as a catastrophe. As a result of Superstorm Sandy, we incurred $1,143,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $12,118,000), and added 6.7 percentage points to our net loss ratio. As a result of Tropical Storm Irene, we incurred $449,000 of losses and loss adjustment expenses (net of reinsurance recoverable of $1,347,000), and added 3.0 percentage points to our net loss ratio. Our net loss ratio excluding the effect of catastrophes in 2012 was 58.6% in in 2012, compared to 54.6% in 2011, an increase of 4.0 percentage points.

Commission expense was $7,246,000 in 2012 or 14.7% of direct written premiums. Commission expense was $6,230,000 in 2011 or 15.3% of direct written premiums. The increase of $1,016,000 is due to the increase in direct written premiums in 2012 as compared to 2011, offset by a decrease in contingent commissions due to brokers as a result of the effects from Superstorm Sandy.

Other underwriting expenses were $7,849,000 in 2012 compared to $7,373,000 in 2011. The $476,000, or 6.5%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums, increase in occupancy costs and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 15.9% in 2012 and 18.1% in 2011. Our other underwriting expenses increased at a lower rate than the growth in our direct written premiums.

Other operating expenses, related to the corporate expenses of our holding company, were $1,000,000 in 2012 compared to $1,203,000 in 2011. The $203,000 decrease in 2012, or 16.9%, was primarily due to decreases in executive bonuses, occupancy costs, professional fees, and amortization of stock options as a result of more stock options being fully vested prior to 2012.

Interest expense was $82,000 in 2012 compared to $121,000 in 2011. The $39,000 decrease in interest expense, or 32.2%, was due to the partial redemption of $703,000 of our 2009/2010 Notes during the quarter ended September 30, 2011, and effective July 11, 2011, a reduction in the interest rate to 9.5% per annum from the previous 12.625% per annum. The decrease in interest expense from our 2009/2010 Notes was offset by $11,000 of interest paid on our bank line of credit which was opened in December 2011.

Income tax expense in 2012 was $303,000, which resulted in an effective tax rate of 28.3%. Income tax expense in 2011 was $1,089,000, which resulted in an effective tax rate of 30.3%. Income before taxes was $1,070,000 in 2012 compared to $3,592,000 in 2011. The decrease in the effective tax rate by 2.0% in 2012 is a result of permanent differences from nontaxable investment income and the dividends received deduction having a greater impact on the effective tax rate in 2012 due to a lesser amount of book income in 2012 compared to 2011. The decrease in the effective tax rate from the impact of permanent differences was offset by recording a valuation allowance in 2012 against our state net operating loss carryovers compared to no such allowance in 2011. Kingstone Companies, Inc. generates operating losses for state income tax purposes and has prior year net operating loss carryovers available. KICO, our insurance underwriting subsidiary is subject to a state tax based on premiums and is not included in our consolidated state income tax return. A valuation allowance of $42,000 was recorded by us in December 2011 and an additional valuation allowance of $105,000 was recorded in 2012. The valuation allowance was established due to the uncertainty of generating enough state taxable income to utilize 100% of our available state net operating loss carryovers over their remaining lives which expire between 2022 and 2027.

Net income was $767,000 in 2012 compared to $2,503,000 in 2011. The decrease in net income of $1,736,000 was due to the circumstances described above that caused the increase in our net loss ratio, decrease in contingent ceding commission revenues, and increases in other commission expense and underwriting expenses related to premium growth, offset by increases in our net premiums earned.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2012 and 2011 follows:

	Years ended
	December 31,
	2012	2011

Revenues
Net premiums earned	$17,216,611	$14,868,746
Ceding commission revenue	9,690,155	10,624,714
Net investment income	1,015,156	754,630
Net realized gain on investments	288,068	523,894
Other income	476,661	430,034
Total revenues	28,686,651	27,202,018

Expenses
Loss and loss adjustment expenses	11,234,713	8,571,058
Commission expense	7,246,245	6,230,564
Other underwriting expenses	7,848,870	7,372,878
Depreciation and amortization	595,189	597,943
Total expenses	26,925,017	22,772,443

Income from operations	1,761,634	4,429,575
Income tax expense	495,278	1,363,956
Net income	$1,266,356	$3,065,619

The effect of catastrophes by line of business on our net premiums earned and our direct, ceded and net loss and loss adjustment expenses included in our results of operations for the years ended December 31, 2012 and 2011 follows:

	Personal	Commercial	Commercial
	Lines	Lines	Auto	Total

Year ended December 31, 2012:
Reinstatement premiums for catastrophe coverage
included in net premiums earned	$77,344	$-	$-	$77,344

Direct loss and loss adjustment expenses	$12,834,503	$51,445	$375,016	$13,260,964
Less: ceded loss and loss adjustment expenses	12,084,503	-	33,439	12,117,942
Net loss and loss adjustment expenses	$750,000	$51,445	$341,577	$1,143,022

Year ended December 31, 2011:
Reinstatement premiums for catastrophe coverage
included in net premiums earned	$-	$-	$-	$-

Direct loss and loss adjustment expenses	$1,796,117	$-	$-	$1,796,117
Less: ceded loss and loss adjustment expenses	1,347,088	-	-	1,347,088
Net loss and loss adjustment expenses	$449,029	$-	$-	$449,029

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2012
Written premiums	$49,251,630	$23,967	$(29,715,971)	$19,559,626
Unearned premiums	(4,724,193)	(5,010)	2,386,188	(2,343,015)
Earned premiums	$44,527,437	$18,957	$(27,329,783)	$17,216,611

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,339,488	$31,029	$(9,278,826)	$10,091,691
Catastrophe loss	13,260,964	-	(12,117,942)	1,143,022
Loss and loss adjustment expenses	$32,600,452	$31,029	$(21,396,768)	$11,234,713

Loss ratio excluding the effect of catastrophes	43.4%	163.7%	34.0%	58.6%
Catastrophe loss	29.8%	0.0%	44.3%	6.7%
Loss ratio	73.2%	163.7%	78.3%	65.3%

Year ended December 31, 2011
Written premiums	$40,734,767	$10,990	$(24,449,655)	$16,296,102
Unearned premiums	(4,005,312)	(516)	2,578,472	(1,427,356)
Earned premiums	$36,729,455	$10,474	$(21,871,183)	$14,868,746

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,830,599	$17,368	$(5,725,938)	$8,122,029
Catastrophe loss	1,796,117	-	(1,347,088)	449,029
Loss and loss adjustment expenses	$15,626,716	$17,368	$(7,073,026)	$8,571,058

Loss ratio excluding the effect of catastrophes	37.7%	165.8%	26.2%	54.6%
Catastrophe loss	4.9%	0.0%	6.2%	3.0%
Loss ratio	42.5%	165.8%	32.3%	57.6%

The key measures for our insurance underwriting business for the years ended December 31, 2012 and 2011 are as follows:

	Years ended
	December 31,
	2012	2011

Net premiums earned	$17,216,611	$14,868,746
Ceding commission revenue (1)	9,690,155	10,624,714
Other income	476,661	430,034

Loss and loss adjustment expenses (2)	11,234,713	8,571,058

Acquistion costs and other underwriting expenses:
Commission expense	7,246,245	6,230,564
Other underwriting expenses	7,848,870	7,372,878
Total acquistion costs and other
underwriting expenses	15,095,115	13,603,442

Underwriting income	$1,053,599	$3,748,994

Key Measures:
Net loss ratio excluding the effect of catastrophes	58.6%	54.6%
Effect of catastrophe loss on loss ratio (2)	6.7%	3.0%
Net loss ratio	65.3%	57.6%

Net underwriting expense ratio excluding the
effect of catastrophes	17.5%	13.8%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	11.1%	3.3%
Net underwriting expense ratio	28.6%	17.1%

Net combined ratio excluding the effect
of catastrophes	76.1%	68.5%
Effect of catastrophe loss on net combined
ratio (1) (2)	17.8%	6.3%
Net combined ratio	93.9%	74.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,095,115	$13,603,442
Less: Ceding commission revenue (1)	(9,690,155)	(10,624,714)
Less: Other income	(476,661)	(430,034)
	$4,928,299	$2,548,694

Net earned premium	$17,216,611	$14,868,746

(1) The effect of catastrophes reduced contingent ceding commission revenue by $1,918,871 and $200,516 for the years ended December 31, 2012 and 2011, respectively. A provision in our quota share reinsurance treaty, which expired June 30, 2011, limited the maximum contingent ceding commission that could be paid to us, with the unused benefit carried forward to the treaty year which began July 1, 2011. The carry forward of the unused benefit resulted in additional contingent ceding commission revenue of approximately $264,000 for the year ended December 31, 2011.

(2) Includes (a) the sum of direct catastrophe losses and loss adjustment expenses and (b) the sum of net catastrophe losses and loss adjustment expenses of $13,260,964 and $1,143,022, respectively, for the year ended December 31, 2012. Includes (x) the sum of direct catastrophe losses and loss adjustment expenses and (y) the sum of net catastrophe losses and loss adjustment expenses of $1,796,117 and $449,029, respectively, for the year ended December 31, 2011.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2012 and 2011:

Available for Sale Securities

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	65.8%
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	83.2%
Equity Securities	5,073,977	373,294	(157,029)	-	5,290,242	16.8%
Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	100.0%

	December 31, 2011

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$499,832	$50,356	$-	$-	$550,188	2.1%

Political subdivisions of States,
Territories and Possessions	5,868,743	301,559	-	-	6,170,302	23.2%

Corporate and other bonds
Industrial and miscellaneous	15,846,616	338,284	(228,792)	(107,666)	15,848,442	59.5%
Total fixed-maturity securities	22,215,191	690,199	(228,792)	(107,666)	22,568,932	84.7%
Equity Securities	3,857,741	311,300	(98,938)	(4,893)	4,065,210	15.3%
Total	$26,072,932	$1,001,499	$(327,730)	$(112,559)	$26,634,142	100.0%

Held to Maturity Securities

December 31, 2012

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	100.0%

December 31, 2011

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,234	$171,719	$-	$-	$779,953	100.0%

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of December 31, 2012 and 2011 as rated by Standard and Poor’s:

	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$550,188	2.4%
AAA	2,226,603	8.5%	3,041,576	13.5%
AA	4,088,304	15.6%	4,502,733	20.0%
A	6,963,380	26.6%	6,977,222	30.9%
BBB	12,903,651	49.3%	7,497,213	33.2%
Total	$26,181,938	100.00%	$22,568,932	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.33%	27.8	2.75%	17.8

Political subdivisions of States,
Territories and Possessions	4.06%	6.1	3.86%	5.2

Corporate and other bonds
Industrial and miscellaneous	4.74%	7.3	4.98%	7.1

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2012 and 2011, 54% and 49%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2012 and 2011, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	202,798	(1,574)	1	-	-	-	202,798	(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 33 securities at December 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 64 securities at December 31, 2011 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department within the Dividend Restriction Period. For year ended December 31, 2012, KICO paid dividends of $700,000 to us. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

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

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. In January 2013, the line of credit was increased to $600,000. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The principal balance was reduced to zero in accordance with the terms of the credit line in 2012. The outstanding balance was $450,000 as of December 31, 2012. On March 6, 2013, the line of credit, which had an outstanding balance of $550,000, was paid in full. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

We prepaid $703,000 of our notes payable during the year ended December 31, 2011. As of December 31, 2012, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2012	2011

Cash flows provided by (used in):
Operating activities	$6,375,322	$7,253,489
Investing activities	(3,961,384)	(6,525,524)
Financing activities	(347,052)	(881,459)
Net increase (decrease) in cash and cash equivalents	2,066,886	(153,494)
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$2,240,012	$173,126

Net cash provided by operating activities was $6,375,000 in 2012 as compared to $7,253,000 provided in 2011. The $878,000 decrease in cash flows provided by operating activities in 2012 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by a decrease in net income (adjusted for non-cash items) of $1,600,000.

 Net cash used by investing activities was $3,961,000 in 2012 compared to $6,526,000 used in 2011. The $2,565,000 decrease in cash flows provided by investing activities is a result of the decrease in acquisitions of invested assets, offset by a decrease in sales of invested assets.

Net cash used in financing activities was $347,000 in 2012 compared to $881,000 used in 2011. The $534,000 decrease in cash flows used in financing activities is a result of principal payments on long term debt of $714,000 in 2011 compared to no such payments in 2012, and dividend payments of $534,000 in 2012 compared to $230,000 in 2011.

Superstorm Sandy

The primary location of KICO’s insureds is in the New York City area, which was struck by Superstorm Sandy on October 29, 2012. KICO purchases quota share and catastrophe reinsurance in order to reduce its net liability on insurance risks and to protect against catastrophes. KICO’s personal lines business, which includes homeowners insurance, is reinsured under a 75% quota share treaty and catastrophe insurance pursuant to which KICO’s net liability is limited to 25% of the initial $3,000,000 of direct losses incurred from a catastrophe occurrence, or $750,000. For catastrophe losses in excess of $3,000,000, KICO is 100% covered by catastrophe reinsurance with regard to the next $70,000,000 in losses. As of December 31, 2012, KICO’s net loss incurred as a result of the storm was $750,000 with respect to KICO’s personal lines business, which is the limit of loss pursuant to its quota share and catastrophe reinsurance treaties. Additional net losses of $393,000 were incurred with respect to KICO’s business owners, commercial auto and livery physical damage policies. We were also required to pay $77,000 of reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period.

KICO receives ceding commissions from the reinsurers. The amount of the commissions includes contingent ceding commissions which are based upon the loss ratio experienced by the reinsurers during the treaty term (July 1 to June 30) from the ceded business over that period of time. Such contingent ceding commission revenue was reduced by $1.9 million based upon the reinsurance losses incurred as a result of Superstorm Sandy. In addition, it is expected that there will be a decline of approximately $2 million in the ceding commission revenue to be earned during the first six months of 2013 (i.e., the final six months of the 2012-2013 treaty). Further, KICO was required to pay reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period. A portion of the cost of such reinstatement premiums will be expensed during the first two quarters of 2013. Accordingly, the effects of the storm will be material to our post 2012 results of operations; however, we expect that such effects will not have a material adverse impact on our financial condition. See “Factors Relating to Superstorm Sandy That May Affect Future Results and Financial Condition” below.

Reinsurance

The following table summarizes each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2012:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2012%

Maiden Reinsurace Company	A-	$11,162	46.10%
SCOR Reinsurance Company	A	5,932	24.50%
		17,094	70.60%
Others		7,118	29.40%
Total		$24,212	100.00%

Reinsurance recoverable from Maiden Reinsurance Company and Motors Insurance Corporation (included in Others) are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our reinsurance treaties for both our Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto, were renewed as of July 1, 2012. The treaties, which are annual, provide for the following material terms as of July 1, 2012:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,900,000 of losses for a total reinsurance coverage of $2,650,000 with respect to losses of up to $2,900,000 per occurrence. See “Catastrophe Reinsurance” below for a discussion of our reinsurance coverage with respect to our Personal Lines business in the event of a catastrophe.

Personal umbrella policies are reinsured under a 90% quota share treaty which provides coverage with respect to losses of up to $1,000,000 per occurrence. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by us, except for commercial auto policies, are reinsured under a 40% quota share treaty, which provides coverage with respect to losses of up to $500,000 per occurrence.  Excess of loss contracts provide 100% of coverage for the next $2,400,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract which provides $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

We have catastrophe reinsurance coverage with regard to losses of up to $73,000,000. The initial $3,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that we retain $750,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $70,000,000, we are 100% reinsured under our catastrophe reinsurance program.

Our reinsurance program is structured to enable us to write a greater amount of direct premiums than our statutory surplus could support and also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. This structure has enabled us to significantly grow our direct premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. Our participation in reinsurance arrangements does not relieve us from our obligations to policyholders.

Our reinsurance program is structured to reflect our obligations and goals. Reinsurance via quota share allows for a carrier to write business without increasing its leverage above a management determined ratio. The additional business written allows a reinsurer to assume the risks involved, but gives the reinsurer much of the profit (or loss) associated with such. We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance. Any such reduction would result in higher earned premiums and a reduction in ceding commission revenue in future years. Our participation in reinsurance arrangements do not relieve us of our obligations to policyholders.

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

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. As of December 31, 2012, the maximum distribution that KICO could pay without prior regulatory approval was approximately $1,017,000, which is based on investment income for the last four quarters.

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy as discussed below), our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, storms and certain types of terrorism. We may incur catastrophe losses in excess of: (1) those that we project would be incurred, (2) those that external modeling firms estimate would be incurred, (3) the average expected level used in pricing or (4) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings.

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

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011. KICO is preparing for the process of undergoing its annual review by A.M. Best, which may result in a change to its rating. A. M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. We currently have a Demotech rating of A (Excellent), which generally permits lenders to accept our policies. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

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

We intend to prudently reduce our reliance on quota share reinsurance; this would lead to greater exposure to net insurance losses.

We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance. Any such reduction would result in higher earned premiums and a reduction in ceding commission revenue in future years. Such approach would also lead to increased exposure to net insurance losses.

The effects of Superstorm Sandy will be material to our post-2012 results of operations.

On October 29, 2012, the New York City area, which is the primary location of KICO’s insureds, was struck by Superstorm Sandy. Certain material effects of the storm on our post-2012 results of operations are described under “Liquidity and Capital Resources - Superstorm Sandy” above. Given the reinsurance losses that were incurred as a result of the storm, it is possible that the terms and conditions for any reinsurance that we may require following the end of our current reinsurance treaties on June 30, 2013 will be materially impacted.

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

Because substantially all of our revenue is currently derived from sources located in New York, our business may be adversely affected by conditions in such state.

Substantially all of our revenue is currently derived from sources located in the state of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in such state. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Recent regulatory action taken by the New York State Department of Financial Services following Superstorm Sandy may have a material adverse effect upon our operations and business.

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services has adopted various regulations that could have a material adverse effect on insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. In addition, the Department of Financial Services imposed a four month moratorium on property and casualty policy terminations and non-renewals notwithstanding failure to pay premiums when due. Further, in February 2013, the state of New York announced that the Department of Financial Services has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The Department of Financial Services stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO has received a letter from the Department of Financial Services seeking information and data with regard to the foregoing. KICO is cooperating with the Department of Financial Services in connection with its investigation and we believe that such matter will not have a material adverse effect on our financial position. In settling insurance claims, including those related to Superstorm Sandy, if KICO were to pay for losses not covered by the insurance policy, such as those based on water and sewer back up claims, it could face disclaimers of coverage from its reinsurers with regard to the amounts paid.

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

KICO was a member of the New York Mutual Underwriters Pool (the “NYMU”) and is responsible for its proportionate share of losses with respect to accident dates through October 31, 1997. During 2006 and 2007, the NYMU received a disproportionately large number of lead paint claims (approximately 50) for accident dates prior to October 31, 1997. KICO’s liability for each claim is $50,000 (assuming full reinsurance recovery). Since 2007, far fewer lead paint claims have been filed against the NYMU. We believe that, as of December 31, 2012, KICO is fully reserved for all reported claims and that its provision for IBNR for future claims is adequate (in each case giving effect to the collectability of reinsurance); however, we do not have any control over the claims made against the NYMU. Accordingly, future results may be adversely affected from losses over which we have no control.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and John Reiersen, who currently serves as Executive Vice President of KICO and, until January 1, 2012, served as President and Chief Executive Officer of KICO. The loss of Messrs. Goldstein and/or Reiersen or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Effective January 1, 2012, Mr. Reiersen became Executive Vice President of KICO and provides, in a part-time capacity, advice and assistance to the President and Chief Executive Officer of KICO, and other management personnel, with regard to the management and operation of KICO. Mr. Goldstein assumed the duties and responsibilities of President and Chief Executive Officer of KICO effective January 1, 2012. Although Mr. Goldstein has served as our President and Chief Executive Officer since 2001, as KICO’s Chairman of the Board and Chairman of the Executive Committee since 2006 and as KICO’s Chief Investment Officer since 2008, prior to January 1, 2012, he had never served as President and Chief Executive Officer of an insurance company.

Difficult conditions in the economy generally could adversely affect our business and operating results.

Some economists continue to project significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. As with most businesses, we believe that difficult conditions in the economy could have an adverse effect on our business and operating results. General economic conditions also could adversely affect us in the form of consumer behavior, which may include decreased demand for our products. As consumers become more cost conscious, they may choose lower levels of insurance.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 7, 2013, we engaged Marcum LLP (“Marcum”) as our independent registered public accountants to audit our consolidated financial statements as of December 31, 2012 and for the year then ended. Concurrently, we dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accountants. EisnerAmper had served as our independent auditors since 2009. The Audit Committee of our Board of Directors (the “Audit Committee”) approved the engagement of Marcum and the dismissal of EisnerAmper.

The report of EisnerAmper on our consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and 2010 and the period from January 1, 2012 to January 7, 2013, (a) there were no disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of EisnerAmper, would have caused EisnerAmper to make reference thereto in its reports on the consolidated financial statements for such years; and (b) there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 9A.CONTROLS AND PROCEDURES.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 for the reasons discussed below under “Internal Control over Financial Reporting”.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We previously reported a material weakness in our internal control over financial reporting, related to the recording of the change in ceded unearned premiums associated with the decrease in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012 in Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2012 (filed on February 27, 2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the entries associated with the decrease in commercial lines reinsurance quota share from 60% to 40% effective as of July 1, 2012 were accurately recorded to properly reflect the correct change in ceded unearned premiums. Based on the evaluation of the effectiveness of our internal control over financial reporting and the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

The financial statements included in this Form 10-K were prepared with particular attention to the material weakness. We concluded that the financial statements included in the Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the years ended in accordance with U.S. generally accepted accounting principles.

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

Subsequent to the period covered by this report, management is implementing measures to remediate the material weakness in internal control over financial reporting. Specifically, management is implementing controls and communicating to the financial reporting personnel the importance of correctly recording the changes to unearned premiums arising from our annual changes to our reinsurance quota share treaties and ensuring that the ceded unearned premium balances are properly reconciled during the financial reporting process. We will add an item to our financial closing checklist to review that the changes to reinsurance contracts have been properly recorded to all accounts requiring adjustment.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	60	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director
Victor J. Brodsky	55	Chief Financial Officer and Secretary
John D. Reiersen	70	Executive Vice President, Kingstone Insurance Company
Michael R. Feinsod	42	Director
Jay M. Haft	77	Director
David A. Lyons	63	Director
Jack D. Seibald	52	Director

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

John D. Reiersen

Mr. Reiersen served as President of KICO from 1999 to 2011 and as its Chief Executive Officer from 2001 to 2011. Since January 2012, Mr. Reiersen has served as Executive Vice President of KICO. Mr. Reiersen served for 25 years with the New York State Insurance Department ending his tenure there as Chief Examiner in the Property and Casualty Insurance Bureau. At the Insurance Department, he was instrumental in the enactment of numerous statutes and regulations, including the automobile no-fault program, the photo inspection law, the Insurance Information and Enforcement System program and many other cost-containment measures. Mr. Reiersen was also instrumental in the enactment of many rules in the New York Automobile Insurance Plan. He served as President of the Eagle Insurance Group from 1990 to 2000. Mr. Reiersen served as Chairman of the New York Insurance Association and has served and continues to serve on many insurance industry association boards and committees. He holds the professional designations of Chartered Property and Casualty Underwriter, Certified Financial Examiner and Certified Insurance Examiner. Mr. Reiersen is a graduate of Brooklyn College and holds a Bachelor of Science Degree in Accounting.

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

Jay M. Haft

Mr. Haft is currently a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries. Mr. Haft is also a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies. Mr. Haft is also a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies. Mr. Haft has extensive experience in the Russian market, in which he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets. He has been a founder, consultant and/or director of numerous public and private corporations, and served as Chairman of the Board of Dusa Pharmaceuticals, Inc. Mr. Haft serves on the Board of Ballantyne Cashmere, SpA, the United States-Russian Business Counsel and The Link of Times Foundation and is an advisor to Montezemolo & Partners. He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years. Mr. Haft is counsel to Reed Smith, an international law firm, as well as several other law and accounting firms. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989. Mr. Haft received B.A. and LL.B. degrees from Yale University. We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

David A. Lyons

Mr. Lyons is currently Principal of Den Corporate Advisors, LLC, a consulting firm focused on business and merger and acquisition strategies for public and private companies, and, CEO of NextStep Technology Solutions, LLC, a telecommunications marketing company that is a master distributor for Samsung Telecommunications America, LLC in the sale of its VoIP product portfolio into the telecommunications network carrier market. From 2004 through 2010 he served as a principal of Den Ventures, LLC, a business management firm. From 2002 until 2004, Mr. Lyons served as a managing partner of the Nacio Investment Group, and President of Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. Prior to forming the Nacio Investment Group, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions. Previously, he was Chief Executive Officer of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-Tel, Inc. Mr. Lyons has served as one of our directors since July 2005. We believe that Mr. Lyons’ executive-level experience, as well as his experience in the areas of business consultation, corporate finance and mergers and acquisitions, and his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jack D. Seibald

Mr. Seibald is a Founder and Managing Member of Concept Capital Markets, LLC (“Concept Capital”) and serves Concept Capital in a variety of areas, including business and client development and legal and compliance matters. Mr. Seibald also serves as a Managing Member of Concept Capital Holdings, LLC, the parent of Concept Capital, of Concept Capital Administration, LLC, which provides administrative services to Concept Capital and its affiliates, and as a member of the Board of Managers of ConceptONE, LLC, which provides portfolio and risk analytics and reporting services as well as regulatory reporting to investment managers. Mr. Seibald has been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in equity research, investment management, and prime brokerage services dating back to 1983. From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder he co-managed several pools of funds. He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co in similar positions. Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University. Mr. Seibald has served as one of our directors since 2004. In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others. FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager. We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Lyons, Feinsod, Haft and Seibald.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lyons is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K Mr. Lyons is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2012, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2012 and 2011 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Barry B. Goldstein Chief Executive	2012	$450,000	-	$126,985	(1)	$33,825	$610,810
Officer	2011	$375,000	-	$216,327	(2)	$29,832	$621,159

Victor J. Brodsky Chief Financial	2012	$240,000	-	$6,558	(3)	$13,792	$260,350
Officer	2011	$220,000	$10,000	$26,893	(4)	$9,800	$266,693

John D. Reiersen Executive Vice	2012	$150,200	-	$7,392	(3)	$6,064	$163,656
President, Kingstone Insurance Company	2011	$339,524	-	$76,091	(4)	$14,949	$430,564
__________
(1)
Represents bonus compensation of $110,540 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2013, and $16,445 accrued pursuant to the KICO employee profit sharing plan and paid in 2013.

(2)
Represents bonus compensation of $167,358 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2012, and $48,968 accrued pursuant to the KICO employee profit sharing plan and paid in 2012.

(3)	Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2013.
(4)	Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2012.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2012, Mr. Goldstein is entitled to receive an annual base salary of $450,000 (“Base Salary”). Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009 and $375,000 from January 1, 2010 through December 31, 2011. Mr. Goldstein is also entitled to receive annual bonuses based on our net income (which bonus may not be less than $10,000 per annum). A portion of the Base Salary amount payable to Mr. Goldstein is contractually shared with KICO. Since August 2008, Mr. Goldstein has served as Chief Investment Officer of KICO. Since January 2012, he has also served as President and Chief Executive Officer of KICO. See “Termination of Employment and Change-in-Control Arrangements.”

Mr. Reiersen is employed as Executive Vice President of KICO pursuant to an employment agreement, dated September 13, 2006, as amended (the “Reiersen Employment Agreement”). Pursuant to the Reiersen Employment Agreement, during 2011, Mr. Reiersen was entitled to receive an annual base salary of approximately $269,000 in his then capacity as President and Chief Executive Officer of KICO. Effective February 28, 2011, pursuant to an amendment to the Reiersen Employment Agreement, the term was extended from December 31, 2011 to December 31, 2014 and, since January 1, 2012, Mr. Reiersen has been serving as Executive Vice President of KICO. Pursuant to the amendment, in the capacity of Executive Vice President, Mr. Reiersen reports to the President and Chief Executive Officer of KICO and provides advice and assistance to the President and Chief Executive Officer of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO. Pursuant to the amendment, effective January 1, 2012, Mr. Reiersen’s minimum annual salary is $100,000 in consideration of the anticipated provision of approximately 500 hours of service per year on behalf of KICO. See “Termination of Employment and Change-in-Control Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	141,648	47,217	(1)	$2.50	03/24/15
Victor J. Brodsky	-	-		-	-
John D. Reiersen	15,000	5,000	(2)	$2.35	07/30/14
________________
(1)	Such options became exercisable on March 24, 2013.

(2)	Such options are exercisable on July 30, 2013.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2012:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$29,675	-	-	$29,675

Jay M. Haft	$29,650	-	-	$29,650

David A. Lyons	$30,250	-	-	$30,250

Jack D. Seibald	$31,750	-	-	$31,750

Our non-employee directors are entitled to receive compensation for their services as directors as follows:

•	$25,000 per annum (including $5,000 per annum for service as a director of KICO)
•	up to an additional $5,000 per annum for committee chair (and $1,500 per annum for KICO committee chair)
•	$500 per Board meeting attended ($250 if telephonic)
•	$350 per committee meeting attended ($175 if telephonic)

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 15, 2013 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Barry B. Goldstein 1154 Broadway Hewlett, New York	931,648	(1)(2)	23.4%

Michael R. Feinsod c/o Infinity Capital 50 Jericho Quadrangle Jericho, New York	504,490	(1)(3)	13.1%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	311,147	(1)(4)	8.0%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	170,275	(1)(5)	4.4%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	16,660	(1)	*

John D. Reiersen 15 Joys Lane Kingston, New York	19,600	(1)(6)	*

Victor J. Brodsky 1154 Broadway Hewlett, New York	11,408	(1)	*

All executive officers and directors as a group (7 persons)	1,962,228	(1)(2)(3)(4)(5)(6)	49.1%
__________
* Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available.

(2)
Includes (i) 30,000 shares held in retirement trusts for the benefit of Mr. Goldstein and (ii) 141,648 shares issuable upon the exercise of options that are exercisable currently or within 60 days. Excludes shares owned by members of Mr. Goldstein’s family. Mr. Goldstein disclaims beneficial ownership of the shares owned by such family members.

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

(4)	Includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald and (ii) 174,824 shares held in a retirement trust for the benefit of Mr. Seibald.

(5)	Includes 576 shares held in a retirement trust for the benefit of Mr. Haft.

(6)	Includes 15,000 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	235,115	$2.58	143,635
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	235,115		143,635

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Lyons, Feinsod, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Feinsod, Haft, Lyons and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Feinsod, Haft and Lyons, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2012 and by EisnerAmper LLP, our former independent auditors, for professional services rendered for the fiscal year ended December 31, 2011.

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees(1)	$121,000	$177,549
Audit-Related Fees(2)	-	4,500
Tax Fees(3)	$46,164	-
All Other Fees(4)	-	-
	$167,164	$182,048
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

(3)
Tax Fees consist of fees billed by our independent auditors for professional services related to preparation of our U.S. federal and state income tax returns, representation for the examination of our 2009 federal tax return, and tax advice.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (1)

3(b)	By-laws, as amended (2)

10(a)	2005 Equity Participation Plan

10(b)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (3)

10(c)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (4)

10(d)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (5)

10(e)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (6)

10(f)	Amendment No. 4, dated as of April 16, 2012, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (7)

10(g)	Employment Contract, effective on July 1, 2008, between Commercial Mutual Insurance Company and Barry B. Goldstein (8)

10(h)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (6)

10(i)	Amendment No. 1, dated as of May 14, 2012, to Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein

10(j)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (8)

10(k)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (8)

10(l)	Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (8)

10(m)	Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (9)

10(n)	Stock Option Agreement, dated as of March 24, 2010, between Kingstone Companies, Inc. and Barry B. Goldstein (5)

10(o)	Letter agreement, dated February 23, 2012, between Kingstone Companies, Inc. and Barry Goldstein with regard to outstanding options (10)

14	Code of Ethics (11)

21	Subsidiaries

23(a)	Consent of Marcum LLP

23(b)	Consent of EisnerAmper LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.
__________
(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 16, 2012 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: April 1, 2013	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	April 1, 2013
Barry B. Goldstein

/s/ Victor J. Brodsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2013
Victor J. Brodsky

/s/ Michael R. Feinsod	Director	April 1, 2013
Michael R. Feinsod

/s/ Jay M. Haft	Director	April 1, 2013
Jay M. Haft

/s/ David A. Lyons	Director	April 1, 2013
David A. Lyons

/s/ Jack D. Seibald	Director	April 1, 2013
Jack D. Seibald

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Kingstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries, as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Melville, New York
April 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kingstone Companies, Inc. and Subsidiaries
Hewlett, NY

We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2011.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingstone Companies, Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
March 30, 2012

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2012	2011

Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $779,026 at
December 31, 2012 and $777,953 at December 31, 2011)	$606,281	$606,234
Fixed-maturity securities, available for sale, at fair value (amortized cost of $24,847,097
at December 31, 2012 and $22,215,191 at December 31, 2011)	26,181,938	22,568,932
Equity securities, available-for-sale, at fair value (cost of $5,073,977
at December 31, 2012 and $3,857,741 at December 31, 2011)	5,290,242	4,065,210
Total investments	32,078,461	27,240,376
Cash and cash equivalents	2,240,012	173,126
Premiums receivable, net of provision for uncollectible amounts	7,766,825	5,779,085
Receivables - reinsurance contracts	-	1,734,535
Reinsurance receivables, net of provision for uncollectible amounts	38,902,782	23,880,814
Notes receivable-sale of business	323,141	393,511
Deferred acquisition costs	5,569,878	4,535,773
Intangible assets, net	3,184,958	3,660,672
Property and equipment, net of accumulated depreciation	1,868,422	1,646,341
Other assets	1,563,919	660,672
Total assets	$93,498,398	$69,704,905

Liabilities
Loss and loss adjustment expenses	$30,485,532	$18,480,717
Unearned premiums	26,012,363	21,283,160
Advance premiums	610,872	544,791
Reinsurance balances payable	1,820,527	2,761,828
Advance payments from catastrophe reinsurers	7,358,391	-
Deferred ceding commission revenue	4,877,030	3,982,399
Notes payable (includes payable to related parties of $378,000
at December 31, 2012 and December 31, 2011)	1,197,000	1,047,000
Accounts payable, accrued expenses and other liabilities	3,067,586	4,505,016
Deferred income taxes	1,787,281	1,789,439
Total liabilities	77,216,582	54,394,350

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	$-	$-
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,730,357 shares at December 31, 2012 and 4,643,122 shares at December 31, 2011;
outstanding 3,840,899 shares at December 31, 2012 and 3,759,900 shares
at December 31, 2011	47,304	46,432
Capital in excess of par	13,851,036	13,739,792
Accumulated other comprehensive income	1,023,729	370,399
Retained earnings	2,787,292	2,554,349
	17,709,361	16,710,972
Treasury stock, at cost, 889,458 shares at December 31, 2012 and 883,222 shares
at December 31, 2011	(1,427,545)	(1,400,417)
Total stockholders' equity	16,281,816	15,310,555

Total liabilities and stockholders' equity	$93,498,398	$69,704,905

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended December 31,	2012	2011

Revenues
Net premiums earned	$17,216,611	$14,868,746
Ceding commission revenue	9,690,155	10,624,714
Net investment income	1,015,156	754,630
Net realized gain on sale of investments	288,068	523,894
Other income	867,724	920,732
Total revenues	29,077,714	27,692,716

Expenses
Loss and loss adjustment expenses	11,234,713	8,571,058
Commission expense	7,246,245	6,230,564
Other underwriting expenses	7,848,870	7,372,878
Other operating expenses	1,000,308	1,203,002
Depreciation and amortization	596,347	602,704
Interest expense	81,616	120,876
Total expenses	28,008,099	24,101,082

Income from operations before taxes	1,069,615	3,591,634
Income tax expense	302,909	1,088,513
Net income	766,706	2,503,121

Other comprehensive income, net of tax
Gross unrealized investment holding gains
arising during period	989,895	341,140

Income tax expense related to items of other
comprehensive income	(336,565)	(115,988)
Comprehensive income	$1,420,036	$2,728,273

Earnings per common share:
Basic	$0.20	$0.65
Diluted	$0.20	$0.64

Weighted average common shares outstanding
Basic	3,806,697	3,837,190
Diluted	3,871,760	3,920,784

Dividends declared and paid per common share	$0.14	$0.06

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Capital in Excess	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2011	-	$-	4,643,122	$46,432	$13,633,913	$145,247	$281,531	804,736	$(1,163,258)	$12,943,865
Stock-based compensation	-	-	-	-	105,879	-	-	-	-	105,879
Acquisition of treasury stock	-	-	-	-	-	-	-	78,486	(237,159)	(237,159)
Dividends	-	-	-	-	-	-	(230,303)	-	-	(230,303)
Net income	-	-	-	-	-	-	2,503,121	-	-	2,503,121
Change in unrealized gains on available for
sale securities, net of tax	-	-	-	-	-	225,152	-	-	-	225,152
Balance, December 31, 2011	-	-	4,643,122	46,432	13,739,792	370,399	2,554,349	883,222	(1,400,417)	15,310,555
Stock-based compensation	-	-	-	-	48,277	-	-	-	-	48,277
Exercise of stock options	-	-	112,391	1,125	45,950	-	-	-	-	47,075
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(25,156)	(253)	(142,999)	-	-	-	-	(143,252)
Excess tax benefit from exercise
of stock options	-	-	-	-	160,016	-	-	-	-	160,016
Acquisition of treasury stock	-	-	-	-	-	-	-	6,236	(27,128)	(27,128)
Dividends	-	-	-	-	-	-	(533,763)	-	-	(533,763)
Net income	-	-	-	-	-	-	766,706	-	-	766,706
Change in unrealized gains on available for
sale securities, net of tax	-	-	-	-	-	653,330	-	-	-	653,330
Balance, December 31, 2012	-	$-	4,730,357	$47,304	$13,851,036	$1,023,729	$2,787,292	889,458	$(1,427,545)	$16,281,816

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2012	2011

Cash flows provided by operating activities:
Net income	$766,706	$2,503,121
Adjustments to reconcile net income to net cash provided by operations:
Net realized gain on sale of investments	(288,068)	(523,894)
Depreciation and amortization	596,347	602,704
Amortization of bond premium, net	128,443	150,061
Stock-based compensation	48,277	105,879
Excess tax benefit from exercise of stock options	(160,016)	-
Deferred income tax expense	(338,723)	(325,106)
(Increase) decrease in assets:
Premiums receivable, net	(1,987,740)	(777,199)
Receivables - reinsurance contracts	1,734,535	(559,806)
Reinsurance receivables, net	(15,021,968)	(3,160,620)
Deferred acquisition costs	(1,034,105)	(916,772)
Other assets	(742,756)	876,464
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	12,004,815	768,810
Unearned premiums	4,729,203	4,005,828
Advance premiums	66,081	134,217
Reinsurance balances payable	(941,301)	1,654,931
Advance payments from catastrophe reinsurers	7,358,391	-
Deferred ceding commission revenue	894,631	762,886
Accounts payable, accrued expenses and other liabilities	(1,437,430)	1,951,985
Net cash flows provided by operating activities	6,375,322	7,253,489

Cash flows used in investing activities:
Purchase - fixed-maturity securities available for sale	(6,902,429)	(9,483,472)
Purchase - equity securities	(2,835,076)	(3,602,345)
Sale or maturity - fixed-maturity securities available for sale	4,322,120	3,532,245
Sale - equity securities	1,726,345	2,771,631
Recovery of loss from failed bank	-	133,211
Collections of notes receivable and accrued interest - sale of businesses	70,370	311,508
Other investing activities	(342,714)	(188,302)
Net cash flows used in investing activities	(3,961,384)	(6,525,524)

Cash flows used in financing activities:
Proceeds from line of credit	640,000	300,000
Principal payments on line of credit	(490,000)	-
Principal payments on long-term debt (includes $407,000 to related parties in 2011)	-	(713,997)
Proceeds from exercise of stock options	47,075	-
Withholding taxes paid on net exercise of stock options	(143,252)	-
Excess tax benefit from exercise of stock options	160,016	-
Purchase of treasury stock	(27,128)	(237,159)
Dividends paid	(533,763)	(230,303)
Net cash flows used in financing activities	(347,052)	(881,459)

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2012	2011

Increase (decrease) in cash and cash equivalents	$2,066,886	$(153,494)
Cash and cash equivalents, beginning of period	173,126	326,620
Cash and cash equivalents, end of period	$2,240,012	$173,126

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,863,000	$1,175,371
Cash paid for interest	$81,716	$172,964

Supplemental schedule of non-cash investing and financing activities:
Shares deducted from exercise of stock options for payment of withholding taxes	$143,252	$-

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The allowance for uncollectible reinsurance as of December 31, 2012 and 2011 was approximately $-0- and $103,000. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2012 and 2011. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions. In March 2010, the Company was notified by the FDIC that a bank in which the Company had deposits totaling approximately $497,000 had failed and were written off in 2009 (see Note 3). In August 2011, the Company received a partial recovery of approximately $133,000 from the FDIC, which has been recorded as realized gain on cash and short term investments.

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

Investment income is accrued to the date of the financial statements and includes amortization of premium and accretion of discount on fixed maturities. Interest is recognized when earned, while dividends are recognized when declared. As of December 31, 2012 and 2011, due and accrued investment income was $343,521 and $305,103, respectively.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria, the following: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. As of December 31, 2012 and 2011, none of the Company’s investments were deemed to be OTTI.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $85,000 and $92,000 as of December 31, 2012 and 2011, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $54,000 and $57,000 were written off for the years ended December 31, 2012 and 2011, respectively.

Deferred Acquisition Costs

The Company retrospectively adopted new accounting guidance for deferred acquisition costs effective January 1, 2011. Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized and are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Based on the results of our annual impairment testing, no impairment losses from intangible assets were recognized for the years ended December 31, 2012 and 2011.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. The Company follows the relevant provisions of GAAP concerning uncertainties in income taxes and through December 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions based upon KICO’s Investment Committee’s guidelines, which employs different investment strategies. The Company believes that no significant concentration of credit risk exists with respect to investments.  As of December 31, 2012 and 2011, the Company had cash deposits in excess of the FDIC secured limit of $250,000 at one financial institution of approximately $4,162,000 and $-0-, respectively.At December 31, 2012, the outstanding premiums receivable balance is generally diversified due to the number of insureds comprising the Company’s customer base, which is largely concentrated in the area of New York City and adjacent Long Island. To reduce credit risk, the Company often makes use of credit scores. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Direct premiums earned from lines of business that subject the Company to concentration risk for the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31,
	2012	2011
Personal Lines	68.4%	65.9%
Commercial Lines	16.2%	14.2%
Commercial Automobile	11.6%	15.6%
Total premiums earned subject to concentration	96.2%	95.7%
Premiums earned not subject to concentration	3.8%	4.3%
Total premiums earned	100.0%	100.0%

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income are advertising costs approximating $35,000 and $32,000 for the years ended December 31, 2012 and 2011, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from unrealized gains/losses from marketable securities.

Recent Accounting Pronouncements

Accounting guidance adopted in 2012

In June 2011 (and as amended in December 2011), the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Accounting guidance not yet effective

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	$255,724

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	1,079,117
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	1,334,841

Equity Securities:
Preferred stocks	1,475,965	19,512	(11,130)	-	1,484,347	8,382
Common stocks	3,598,012	353,782	(145,899)	-	3,805,895	207,883
Total equity securities	5,073,977	373,294	(157,029)	-	5,290,242	216,265

Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	$1,551,106

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of December 31, 2012 and 2011 is shown below:

	December 31, 2012		December 31, 2011
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$546,952	$560,162	$1,063,493	$1,079,924
One to five years	9,031,248	9,569,943	6,899,892	7,045,774
Five to ten years	12,605,798	13,306,033	12,547,046	12,680,441
More than 10 years	2,663,099	2,745,800	1,704,760	1,762,793
Total	$24,847,097	$26,181,938	$22,215,191	$22,568,932

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of December 31, 2012 and 2011 are summarized as follows:

December 31, 2012
	Cost or	Gross	Gross Unrealized Losses			Net Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	$172,745

	December 31, 2011
			Gross Unrealized Losses
Category	Cost or Amortized Cost	Gross Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Net Unrealized Gains/ (Losses)

U.S. Treasury securities	$606,234	$171,719	$-	$-	$777,953	$171,719

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2012	2011
Income:
Fixed-maturity securities	$951,895	$748,046
Equity securities	268,034	168,813
Cash and cash equivalents	134	5,248
Other	23,857	11,974
Total	1,243,920	934,081
Expenses:
Investment expenses	228,764	179,451
Net investment income	$1,015,156	$754,630

Proceeds from the sale and maturity of fixed-maturity securities were $4,322,120 and $3,532,245 for the years ended December 31, 2012 and 2011, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Proceeds from the sale of equity securities were $1,726,345 and $2,771,631 for the years ended December 31, 2012 and 2011, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2012	2011

Fixed-maturity securities
Gross realized gains	$233,299	$190,855
Gross realized losses	(52,933)	(1,983)
	180,366	188,872

Equity securities
Gross realized gains	137,271	292,687
Gross realized losses	(29,569)	(90,876)
	107,702	201,811

Cash and short term investments (1)	-	133,211

Net realized gains	$288,068	$523,894

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

OTTI losses are recorded in the condensed consolidated statement of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 33 securities at December 31, 2012 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the years ended December 31, 2012 and 2011. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2012 and 2011 as follows:

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2011
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Corporate and other
bonds industrial and
miscellaneous	$4,849,378	$(228,792)	$26	$1,483,425	$(107,666)	$7	$6,332,803	$(336,458)

Total fixed-maturity
securities	$4,849,378	$(228,792)	26	$1,483,425	$(107,666)	7	$6,332,803	$(336,458)

Equity Securities:
Preferred stocks	$368,350	$(76,969)	12	$189,364	$(4,893)	5	$557,714	$(81,862)
Common stocks	397,268	(21,969)	14	-	-	-	397,268	(21,969)

Total equity securities	$765,618	$(98,938)	26	$189,364	$(4,893)	5	$954,982	$(103,831)

Total	$5,614,996	$(327,730)	52	$1,672,789	$(112,559)	12	$7,287,785	$(440,289)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Municipal and corporate bonds that are traded in less active markets are classified as Level 2. These securities are valued using market price quotations for recently executed transactions.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company’s investments are allocated among pricing input levels at December 31, 2012 and 2011 as follows:

	December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$5,475	$-	$5,475

Corporate and other
bonds industrial and
miscellaneous	11,600	9,107	-	20,707
Total fixed maturities	11,600	14,582	-	26,182
Equity investments	5,290	-	-	5,290
Total investments	$16,890	$14,582	$-	$31,472

	December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$550	$-	$-	$550

Political subdivisions of
States, Territories and
Possessions	-	6,171	-	6,171

Corporate and other
bonds industrial and
miscellaneous	8,465	7,168	215	15,848
Total fixed maturities	9,015	13,339	215	22,569
Equity investments	4,065	-	-	4,065
Total investments	$13,080	$13,339	$215	$26,634

A reconciliation of the beginning and ending balances of assets measured at fair value using Level 3 inputs is as follows:

	Years ended
	December 31,
	2012	2011

Beginning balance, January 1	$215	$237
Total unrealized (losses)
included in other comprehensive income	-	(22)
Net transfers out of Level 3	(215)	-
Ending balance, December 31	$-	$215

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Real Estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach, and as such, is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable: The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

Notes payable (including related parties): The Company estimates that the carrying amount of notes payable approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity investments held to maturity	$606,281	$779,026	$606,234	$777,953
Cash and cash equivalents	2,240,012	2,240,012	173,126	173,126
Premiums receivable	7,766,825	7,766,825	5,779,085	5,779,085
Receivables - reinsurance contracts	-	-	1,734,535	1,734,535
Reinsurance receivables	38,902,782	38,902,782	23,880,814	23,880,814
Notes receivable-sale of business	323,141	323,141	393,511	393,511
Real estate, net of accumulated depreciation	1,696,924	1,720,000	1,477,639	1,510,000
Reinsurance balances payable	1,820,527	1,820,527	2,761,828	2,761,828
Advance payments from catastrophe reinsurers	7,358,391	7,358,391	-	-
Notes payable (including related parties)	1,197,000	1,197,000	1,047,000	1,047,000

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011
Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is approximately 6.0 years as of December 31, 2012.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2012 and 2011 are summarized as follows:

		December 31, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	1,190,000	2,210,000	3,400,000	850,000	2,550,000
Assembled workforce	7	950,000	475,042	474,958	950,000	339,328	610,672
Total		$4,850,000	$1,665,042	$3,184,958	$4,850,000	$1,189,328	$3,660,672

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31 to identify potential impairment of intangible assets with both definite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2012 and 2011.

The Company recorded amortization expense, related to intangibles, of $475,714 for each of the years ended December 31, 2012 and 2011. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2013	$475,714
2014	475,714
2015	475,714
2016	407,816
2017	340,000
Thereafter	510,000
$2,684,958

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 7 - Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business, other than commercial auto, were renewed as of July 1, 2012. The treaties, which are annual, provide for the following material terms as of July 1, 2012:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty which provides coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,900,000 of losses for a total reinsurance coverage of $2,650,000 with respect to losses of up to $2,900,000 per occurrence. See “Catastrophe Reinsurance” below for a discussion of the Company’s reinsurance coverage with respect to its Personal Lines business in the event of a catastrophe.

Personal umbrella policies are reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 40% quota share treaty, which provides coverage with respect to losses of up to $500,000 per occurrence. Excess of loss contracts provide 100% of coverage for the next $2,400,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2012
Maiden Reinsurace Company	$8,173	$2,989	$11,162	$6,503	(1)
SCOR Reinsurance Company	4,437	1,495	5,932	-
Motors Insurance Corporation	1,550	49	1,599	1,214	(1)
Sirius American Insurance Company	1,406	18	1,424	-
Swiss Reinsurance America Corporation	1,705	756	2,461	-
Allied World Assurance Company	808	372	1,180	-
Others	341	113	454	91	(2)
Total	$18,420	$5,792	$24,212	$7,808

December 31, 2011
Maiden Reinsurace Company	$3,534	$514	$4,048	$8,156	(1)
SCOR Reinsurance Company	2,046	272	2,318	-
Motors Insurance Corporation	1,730	228	1,958	1,923	(1)
Sirius American Insurance Company	993	67	1,060	-
Others	1,657	536	2,193	360	(2)
Total	$9,960	$1,617	$11,577	$10,439

(1) Secured pursuant to collateralized trust agreements.
(2) Guaranteed by an irrevocable letter of credit.

Assets held in the two trusts referred to in footnote (1) above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2012 and 2011 include unearned ceded premiums of $14,690,683 and $12,304,499, respectively.

The Company received advance payments from catastrophe reinsurers related to Superstorm Sandy. As of December 31, 2012 and 2011, the balance of advance payments from catastrophe reinsurers which will be applied against unpaid losses when paid was $7,358,391 and $-0-, respectively, and are included in “Advance payments from catastrophe reinsurers” in the Consolidated Balance Sheets.

Ceding Commission Revenue

The Company earns ceding commission revenue under its quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions are earned, and (ii) a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

As of December 31, 2012, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2011/June 30, 2012 treaty year (“2011/2012 Treaty”) and July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaty”). As of December 31, 2012, the Company’s estimated ultimate loss ratios attributable to the 2011/2012 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, as of December 31, 2012, the Company has recorded contingent ceding commissions earned with respect to the 2011/2012 Treaty. As of December 31, 2012, the Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaty are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2012, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty.

As of December 31, 2011, the Company’s estimated ultimate loss ratios attributable to contracts for the July 1, 2010/June 30, 2011 treaty year (“2010/2011 Treaty”) and 2011/2012 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2011, the Company has recorded contingent ceding commissions earned with respect to the 2010/2011 Treaty and 2011/2012 Treaty.

Ceding commissions earned consists of the following:

	Years ended
	December 31,
	2012	2011

Provisional ceding commissions earned	$8,516,240	$6,916,027
Contingent ceding commissions earned	1,173,915	3,708,687
	$9,690,155	$10,624,714

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, as of December 31, 2012, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty, which results in ceding commissions payable to reinsurers. Contingent ceding commissions payable to reinsurers as of December 31, 2012 were $807,415 and are included in “Reinsurance balances payable” in the Consolidated Balance Sheets. Contingent ceding commissions due from reinsurers as of December 31, 2011 were $1,734,535 and are included in “Receivables – reinsurance contracts” in the Consolidated Balance Sheets.

Note 8 - Notes Receivable-Sale of Businesses

Retail Business

New York Stores: On April 17, 2009, the Company’s wholly-owned subsidiaries that owned and operated 16 Retail Business locations in New York State sold substantially all of their assets, including their book of business (the “New York Assets”). The purchase price for the New York Assets was approximately $2,337,000, of which approximately $1,786,000 was paid at closing. Promissory notes in the aggregate original principal amount of approximately $551,000 (the “New York Notes”) were also delivered at the closing. In April, 2011 the purchaser of the New York Assets paid in advance the balance of the New York Notes in the amount of $138,762.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Franchise Business

Effective May 1, 2009, the Company sold all of the outstanding stock of the subsidiaries that operated the Company’s former DCAP franchise business (collectively, the “Franchise Stock”). The purchase price for the Franchise Stock was $200,000 which was paid by delivery of a promissory note in such principal amount (the “Franchise Note”). The Franchise Note was paid in full during 2012.

Notes receivable arising from the sale of businesses as of December 31, 2012 and 2011 consists of:

	December 31, 2012			December 31, 2011
	Total	Current		Total	Current
	Note	Maturities	Long-Term	Note	Maturities	Long-Term
Sale of Pennsylvania stores	$320,833	$33,814	$287,019	$351,861	$31,028	$320,833
Sale of Franchise business	-	-	-	37,797	37,797	-
	320,833	33,814	287,019	389,658	68,825	320,833
Accrued interest	2,308	2,308	-	3,853	3,853	-
Total	$323,141	$36,122	$287,019	$393,511	$72,678	$320,833

Note 9 - Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2012	2011

Net deferred acquisition costs net of ceding
commission revenue, beginning of year	$553,374	$399,488

Cost incurred and deferred:
Commissions and brokerage	8,087,355	6,863,504
Other underwriting and acquisition costs	3,012,611	2,316,928
Ceding commission revenue	(9,410,871)	(7,678,913)
Net deferred acquisition costs	1,689,095	1,501,519
Amortization	(1,549,621)	(1,347,633)
	139,474	153,886
Net deferred acquisition costs net of ceding
commission revenue, end of year	$692,848	$553,374

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011
Ending balances for deferred acquisition costs and deferred ceding commission revenue as of December 31, 2012 and 2011 follows:

	December 31,
	2012	2011

Deferred acquisition costs	$5,569,878	$4,535,773
Deferred ceding commission revenue	(4,877,030)	(3,982,399)
Balance at end of period	$692,848	$553,374

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2012
Building	$1,648,838	$(152,976)	$1,495,862
Land	153,097	-	153,097
Furniture	138,115	(66,570)	71,545
Computer equipment and software	336,851	(219,447)	117,404
Automobile	81,394	(50,880)	30,514
Total	$2,358,295	$(489,873)	$1,868,422

December 31, 2011
Building	$1,457,543	$(112,001)	$1,345,542
Land	132,097	-	132,097
Furniture	132,323	(52,034)	80,289
Computer equipment and software	212,224	(184,050)	28,174
Automobile	81,394	(21,155)	60,239
Total	$2,015,581	$(369,240)	$1,646,341

Depreciation expense for the years ended December 31, 2012 and 2011 was $120,633 and $126,990, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2012
Premiums written	$49,251,630	$23,967	$(29,715,971)	$19,559,626
Change in unearned premiums	(4,724,193)	(5,010)	2,386,188	(2,343,015)
Premiums earned	$44,527,437	$18,957	$(27,329,783)	$17,216,611

Year ended December 31, 2011
Premiums written	$40,734,767	$10,990	$(24,449,655)	$16,296,102
Change in unearned premiums	(4,005,312)	(516)	2,578,472	(1,427,356)
Premiums earned	$36,729,455	$10,474	$(21,871,183)	$14,868,746

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2012 and 2011 was approximately $611,000 and $545,000, respectively.

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2012 and 2011 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2012
Case-basis reserves	$21,190,141	$13,284,613
Loss adjustment expenses	2,502,169	1,064,420
IBNR reserves	6,793,222	4,070,661
Recoverable on unpaid losses		18,419,694
Recoverable on paid losses	-	5,792,405
Total loss and loss adjustment expenses	$30,485,532	24,212,099
Unearned premiums		14,690,683
Total reinsurance receivables		$38,902,782

December 31, 2011
Case-basis reserves	$11,467,967	$6,148,765
Loss adjustment expenses	2,117,242	1,017,983
IBNR reserves	4,895,508	2,793,586
Recoverable on unpaid losses		9,960,334
Recoverable on paid losses	-	1,615,981
Total loss and loss adjustment expenses	$18,480,717	11,576,315
Unearned premiums		12,304,499
Total reinsurance receivables		$23,880,814

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Years ended
	December 31,
	2012	2011

Balance at beginning of period	$18,480,717	$17,711,907
Less reinsurance recoverables	(9,960,334)	(10,431,415)
Net balance, beginning of period	8,520,383	7,280,492

Incurred related to:
Current year	10,460,000	8,297,998
Prior years	774,713	273,060
Total incurred	11,234,713	8,571,058

Paid related to:
Current year	4,419,000	4,108,010
Prior years	3,270,258	3,223,157
Total paid	7,689,258	7,331,167

Net balance at end of period	12,065,838	8,520,383
Add reinsurance recoverables	18,419,694	9,960,334
Balance at end of period	$30,485,532	$18,480,717

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $21,396,768 and $7,073,026 for the years ended December 31, 2012 and 2011, respectively.

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
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

Accident Year
Product Line	Most Recent	1st Prior	All Other

Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Two to Four Family	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril property	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril liability	Loss Ratio	Loss Development	Loss Development
Other Liability	Loss Ratio	Loss Development	Loss Development
Commercial Auto Liability	Loss Ratio	Loss Development	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development
Personal Auto Liability	Loss Ratio	Loss Development	Loss Development

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

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2009 and prior is limited although there remains the possibility of adverse development on reported claims.

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 12 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	December 31, 2012			December 31, 2011
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Bank line of credit	450,000	450,000	-	300,000	300,000	-
	$1,197,000	$450,000	$747,000	$1,047,000	$300,000	$747,000

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

Interest expense on the 2009/2010 Notes for years ended December 31 2012 and 2011 was approximately $71,000 and $120,000, respectively.

Related party balances as of December 31, 2012 and 2011, and principal prepayments as described above for the year ended December 31, 2011 under the 2009/2010 Notes are as follows:

		Less Principal Prepayments
			Balance December 31, 2012

	Balance	Year Ended	and
	December 31, 2010	December 31, 2011	December 31, 2011

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President
and Chief Executive Officer, and principal stockholder of the Company)	$150,000	$60,000	$90,000
Kidstone LLC, a limited liability company owned by Mr. Goldstein, along with Steven Shapiro (a director of KICO), and a family member of Sam
Yedid (a director of KICO)	120,000	120,000	-
Jay Haft, a director of the Company	50,000	20,000	30,000
A member of the family of Michael Feinsod, a director of the Company	100,000	40,000	60,000
Mr. Yedid and members of his family	295,000	139,000	156,000
A member of the family of Floyd Tupper, a director of KICO	70,000	28,000	42,000
Total related party transactions	$785,000	$407,000	$378,000

Interest expense on related party borrowings for the years ended December 31, 2012 and 2011 was approximately $36,000 and $64,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000. Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate.

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

There were no closing costs or fees paid in connection with the Trustco Agreement. Kingstone received an initial advance of $300,000 on December 27, 2011. As of December 31, 2012 and 2011, the amounts outstanding under the Trustco Agreement were $450,000 and $300,000, respectively. The line of credit is being used for general corporate purposes.

The weighted average interest rate on the amount outstanding as of December 31, 2012 and 2011 was 3.75%. There are no other fees in connection with this credit line. Interest expense on the line of credit for years ended December 31 2012 and 2011 was approximately $10,000 and $-0-, respectively.

Note 13 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $533,763 and $230,303 for the years ended December 31, 2012 and 2011, respectively. The Company’s Board of Directors approved a quarterly dividend on February 22, 2013 of $.04 per share payable in cash on March 15, 2013 to stockholders of record as of March 7, 2013.

Preferred Stock

During 2001, the Company amended its Certificate of Incorporation to provide for the authority to issue 1,000,000 shares of Preferred Stock, with a par value of $.01 per share. The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of December 31, 2012 and 2011.

Other Equity Compensation
For the years ended December 31, 2012 and 2011, there was no other equity compensation.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 550,000 shares of Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the years ended December 31, 2012 and 2011 include share-based stock option compensation expense totaling approximately $48,000 and $106,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 21% for the years ended December 31, 2012 and 2011. Such amounts have been included in the Consolidated Statements of Comprehensive Income within other operating expenses.

Stock option compensation expense in 2012 and 2011 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the year ended December 31, 2012 was $2.47 per share. No stock options were granted during year ended December 31, 2011. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for grants during the year ended December 31, 2012:

Dividend Yield	0.00%
Volatility	50.89% - 89.27%
Risk-Free Interest Rate	.61%
Expected Life	5 years

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

A summary of option activity under the Company’s 2005 Plan for the year ended December 31, 2012 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	393,865	$2.32	2.28	$498,913

Granted	10,000	$4.81	-	$600
Exercised	(168,750)	$2.12	-	$515,281
Forfeited	-	$-	-	$-

Outstanding at December 31, 2012	235,115	$2.58	2.24	$539,485

Vested and Exercisable at December 31, 2012	165,398	$2.48	2.13	$395,556

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $4.87 closing price of the Company’s Common Stock on December 31, 2012. The total intrinsic value of options exercised in year ended December 31, 2012 was $515,281, determined as of the date of exercise.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $47,075 from the exercise of options for the purchase of 22,500 shares of Common Stock in the year ended December 31, 2012. The remaining 146,250 options exercised in 2012 were Net Exercises.

As of December 31, 2012 and 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $26,000 and $55,000, respectively. Unamortized compensation cost as of December 31, 2012 is expected to be recognized over a remaining weighted-average vesting period of 1.71 years. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was approximately $135,000 and $127,000, respectively.

As of December 31, 2012, there were 143,635 shares reserved under the 2005 Plan.

Note 14 - Statutory Financial Information and Accounting Policies

For regulatory purposes, the Company’s Insurance Subsidiaries prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state in which they are domiciled (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

●	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

●
Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

●	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

●
Investments in fixed-maturity securities are valued at National Association of Insurance Commissioners (“NAIC”) value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

●	Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.
●
For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, Kingstone acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, Kingstone agreed with the New York State Department of Financial Services (formerly known as the New York State Insurance Department) (the “Department”) that for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO without the approval of the Department (“Dividend Restriction Period”). No such request was made by Kingstone to the Department during the Dividend Restriction Period. For the year ended December 31, 2012, KICO paid dividends of $700,000. For the year ended December 31, 2011, KICO paid dividends of $350,000 after the expiration of the Dividend Restriction Period. On February 28, 2013, KICO’s board of directors approved a cash dividend of $175,000 to Kingstone, which was paid on March 1, 2013. Kingstone has also agreed with the Department that any intercompany transaction between itself and KICO must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

For the years ended December 31, 2012 and 2011, KICO had statutory basis net income of $1,142,493 and $3,025,536, respectively. At December 31, 2012 and 2011, KICO had reported statutory basis surplus as regards policyholders of $14,345,729 and $13,602,701, respectively, as filed with the Department.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 15 - Risk Based Capital

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2012 and 2011.

Note 16 – Income Taxes

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2012	2011

Current federal income tax expense	$641,857	$1,394,090
Current state income tax expense	(225)	19,529
Deferred federal and state income tax expense	(338,723)	(325,106)
Provision for income taxes	$302,909	$1,088,513

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Years ended December 31,	2012		2011
Computed expected tax expense	$363,669	34.0%	$1,221,156	34.0%
State taxes, net of Federal benefit	(44,687)	(4.2)	1,270	-
State valuation allowance	104,325	9.8	-	-
Permanent differences
Dividends received deduction	(64,274)	(6.0)	(39,613)	(1.1)
Non-taxable investment income	(68,667)	(6.4)	(84,930)	(2.4)
Stock-based compensation expense	16,414	1.5	35,999	1.0
Other permanent differences	25,956	2.4	(21,548)	2.4
Prior year tax matters	(46,906)	(4.4)	(50,886)	(1.4)
Other	17,079	1.6	27,065	(2.2)
Total tax	$302,909	28.3%	$1,088,513	30.3%

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

	December 31,	December 31,
	2012	2011

Deferred tax asset:
Net operating loss carryovers (1)	$264,648	$276,312
Claims reserve discount	313,544	220,354
Unearned premium	811,413	647,596
Deferred ceding commission revenue	1,658,190	1,354,016
Other	10,921	4,583
Total deferred tax assets	3,058,716	2,502,861

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	1,893,759	1,542,163
Intangibles	1,082,886	1,244,628
Depreciation and amortization	152,576	133,411
Reinsurance recoverable	20,400	20,400
Net unrealized appreciation of securities - available for sale	527,376	172,155
Investment income	-	10,543
Total deferred tax liabilities	4,845,997	4,292,300

Net deferred income tax liability	$(1,787,281)	$(1,789,439)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
Type of NOL	2012	2011	Expiration
State only (A)	$380,810	$284,749	December 31, 2032
Valuation allowance	(146,762)	(42,437)
State only, net of valuation allowance	234,048	242,312
Amount subject to Annual Limitation, federal only (B)	30,600	34,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$264,648	$276,312

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of December 31, 2012 and 2011 was approximately $4,588,000 and $3,569,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax which is included in the Consolidated Statements of Comprehensive Income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives which expire between 2027 and 2032.

(B) The Company has an NOL of $90,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

(2)	Deferred tax liability - investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (together “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. Under GAAP guidance for business combinations, a temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The Company is required to maintain its deferred tax liability of $1,169,000 related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2012:

Change in net deferred income tax liabilities	$(2,158)
Deferred tax expense allocated to other comprehensive income	336,565
Deferred income tax provision	$(338,723)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2012 and 2011. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The Company’s federal income tax return for the year ended December 31, 2009 was examined by the Internal Revenue Service and was accepted as filed. The tax returns for years ended December 31, 2010 and 2011 are subject to examination, generally for three years after filing.

Note 17 - Employee Benefit Plans

The Company’s insurance subsidiary, KICO, maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $264,000 and $352,000 of expense for the years ended December 31, 2012 and 2011, respectively, related to the 401(k) Plan. For the years ended December 31, 2012 and 2011, Additional Contributions consisted of approximately $155,000 and $251,000, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

State Insurance Regulation

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services has adopted various regulations that effect insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the Department of Financial Services has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The Department of Financial Services stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO has received a letter from the Department of Financial Services seeking information and data with regard to the foregoing. KICO is cooperating with the Department of Financial Services in connection with its investigation and believes that such matter will not have a material adverse effect the Company’s financial position or results of operations.

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein was entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on the Company’s net income (which bonus, commencing for 2010, may not be less than $10,000 per annum). Effective January 1, 2012, Mr. Goldstein assumed the positions of President and Chief Executive Officer of KICO. Effective April 16, 2012, the Company entered into an amendment to its employment agreement with Mr. Goldstein, pursuant to which, effective January 1, 2012 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $450,000 from $375,000 in consideration for his additional responsibilities to KICO. On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to KICO to fulfill his duties and responsibilities as Chairman of the Board, Chief Investment Officer, and effective January 1, 2012, President and Chief Executive Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2012 and 2011, is $367,500 and $275,000 per year, respectively. Pursuant to the Goldstein Employment Agreement, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, Mr. Goldstein would be entitled to a payout equal to one and one-half times his then annual salary and all of Mr. Goldstein’s outstanding options would become exercisable.

Chief Executive Officer (KICO)

John D. Reiersen, KICO’s Executive Vice President, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008 and February 28, 2011 (together, the “Reiersen Agreement”). The Reiersen Agreement expires on December 31, 2014 and may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement. Pursuant to the Reiersen Agreement, Mr. Reiersen was entitled to receive an annual base salary of $256,500 (with increases of 5% on each of January 1, 2010 and 2011), plus additional customary benefits. Effective January 1, 2012, Mr. Reiersen’s minimum annual salary is $100,000 in consideration of the anticipated provision of approximately 500 hours of service per year on behalf of KICO. Mr. Reiersen also receives a $2,000 annual fee for his position as a director of KICO.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Approval Required for Transactions with Subsidiary

In connection with the plan of conversion of CMIC, the Company has agreed with the Department of Financial Services that any intercompany transaction between itself and KICO must be filed with the Department 30 days prior to implementation.

Note 19 - Net Income Per Common Share

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2012 and 2011 there were 225,115 and 269,432 options, respectively, with an exercise price below the average market price of the Company’s Common Stock during the period.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011 follows:

	Year ended
	December 31,
	2012	2011

Weighted average number of shares outstanding	3,806,697	3,837,190
Effect of dilutive securities, common share equivalents	65,063	83,594
Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,871,760	3,920,784

Note 20 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2012 through the date these financial statements were issued for matters that required disclosure or adjustment in these financial statements.

Dividends Declared and Paid

On February 22, 2013, the Company’s board of directors approved a dividend of $.04 per share, or $153,636, payable in cash on March 15, 2013 to stockholders of record as of March 7, 2013.

Bank Line of Credit

On March 6, 2013, the bank line of credit, which had an outstanding balance of $550,000, was paid in full.