Form 10-Q
period 2013-03-31
KINGSTONE COMPANIES, INC.
filed 2013-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Joys Lane
Kington, NY 12401
(Address of principal executive offices)

(516) 374-7600
(Registrant’s telephone number, including area code)

1154 Broadway
Hewlett, NY 11557
(Former Address if changed since last report)

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

As of May 15, 2013, there were 3,840,899 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Fixed-maturity securities, held to maturity, at amortized cost (fair value of $750,137
at March 31, 2013 and $779,026 at December 31, 2012)	$606,289	$606,281
Fixed-maturity securities, available for sale, at fair value (amortized cost of
$24,502,275 at March 31, 2013 and $24,847,097 at December 31, 2012)	25,842,570	26,181,938
Equity securities, available-for-sale, at fair value (cost of $6,455,800
at March 31, 2013 and $5,073,977 at December 31, 2012)	7,112,355	5,290,242
Total investments	33,561,214	32,078,461
Cash and cash equivalents	2,828,554	2,240,012
Premiums receivable, net of provision for uncollectible amounts	7,396,157	7,766,825
Reinsurance receivables, net of provision for uncollectible amounts	33,621,371	38,902,782
Notes receivable-sale of business	314,899	323,141
Deferred acquisition costs	5,552,777	5,569,878
Intangible assets, net	3,066,029	3,184,958
Property and equipment, net of accumulated depreciation	1,918,505	1,868,422
Other assets	552,858	1,563,919
Total assets	$88,812,364	$93,498,398

Liabilities
Loss and loss adjustment expenses	$28,309,886	$30,485,532
Unearned premiums	26,563,888	26,012,363
Advance premiums	767,482	610,872
Reinsurance balances payable	6,242,200	1,820,527
Advance payments from catastrophe reinsurers	-	7,358,391
Deferred ceding commission revenue	4,922,256	4,877,030
Notes payable (includes payable to related parties of $378,000
at March 31, 2013 and December 31, 2012)	747,000	1,197,000
Accounts payable, accrued expenses and other liabilities	2,823,224	3,067,586
Deferred income taxes	1,814,302	1,787,281
Total liabilities	72,190,238	77,216,582

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	$-	$-
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,730,357 shares at March 31, 2013 and December 31, 2012;
outstanding 3,840,899 shares at March 31, 2013 and December 31, 2012	47,304	47,304
Capital in excess of par	13,859,784	13,851,036
Accumulated other comprehensive income	1,317,920	1,023,729
Retained earnings	2,824,663	2,787,292
	18,049,671	17,709,361
Treasury stock, at cost, 889,458 shares at March 31, 2013 and December 31, 2012	(1,427,545)	(1,427,545)
Total stockholders' equity	16,622,126	16,281,816

Total liabilities and stockholders' equity	$88,812,364	$93,498,398

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three months ended March 31,	2013	2012

Revenues
Net premiums earned	$4,623,215	$3,972,535
Ceding commission revenue	2,293,711	2,903,656
Net investment income	283,287	267,517
Net realized gain on sale of investments	105,125	39,400
Other income	213,990	239,055
Total revenues	7,519,328	7,422,163

Expenses
Loss and loss adjustment expenses	2,469,641	2,278,514
Commission expense	2,115,820	1,671,607
Other underwriting expenses	2,213,345	1,857,746
Other operating expenses	243,310	286,887
Depreciation and amortization	152,986	146,549
Interest expense	21,215	20,785
Total expenses	7,216,317	6,262,088

Income from operations before taxes	303,011	1,160,075
Income tax expense	112,003	394,657
Net income	191,008	765,418

Other comprehensive income, net of tax
Gross unrealized investment holding gains
arising during period	445,743	447,165

Income tax expense related to items of other
comprehensive income	(151,553)	(152,036)
Comprehensive income	$485,198	$1,060,547

Earnings per common share:
Basic	$0.05	$0.20
Diluted	$0.05	$0.20

Weighted average common shares outstanding
Basic	3,840,899	3,771,109
Diluted	3,914,406	3,771,109

Dividends declared and paid per common share	$0.04	$0.03

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2013 (unaudited)

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total

Balance, January 1, 2013	-	$-	4,730,357	$47,304	$13,851,036	$1,023,729	$2,787,292	889,458	$(1,427,545)	$16,281,816
Stock-based compensation	-	-	-	-	8,748	-	-	-	-	8,748
Dividends	-	-	-	-	-	-	(153,637)	-	-	(153,637)
Net income	-	-	-	-	-	-	191,008	-	-	191,008
Change in unrealized gains on available for
sale securities, net of tax	-	-	-	-	-	294,191	-	-	-	294,191
Balance, March 31, 2013	-	$-	4,730,357	$47,304	$13,859,784	$1,317,920	$2,824,663	889,458	$(1,427,545)	$16,622,126

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$191,008	$765,418
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain on sale of investments	(105,125)	(39,400)
Depreciation and amortization	152,986	146,549
Amortization of bond premium, net	45,074	32,938
Stock-based compensation	8,748	19,501
Excess tax benefit from exercise of stock options	-	(7,819)
Deferred income tax expense	(124,532)	(60,780)
(Increase) decrease in assets:
Premiums receivable, net	370,668	(543,567)
Receivables - reinsurance contracts	-	(857,323)
Reinsurance receivables, net	5,281,411	(1,303,004)
Deferred acquisition costs	17,101	(180,579)
Other assets	1,011,071	(75,757)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(2,175,646)	1,452,292
Unearned premiums	551,525	970,562
Advance premiums	156,610	32,645
Reinsurance balances payable	4,421,673	341,414
Advance payments from catastrophe reinsurers	(7,358,391)	-
Deferred ceding commission revenue	45,226	166,818
Accounts payable, accrued expenses and other liabilities	(244,362)	(1,054,435)
Net cash flows provided by (used in) operating activities	2,245,045	(194,527)

Cash flows (used in) provided by investing activities:
Purchase - fixed-maturity securities available for sale	(1,146,075)	(105,544)
Purchase - equity securities	(2,298,727)	(658,388)
Sale or maturity - fixed-maturity securities available for sale	1,522,781	1,032,800
Sale - equity securities	945,053	191,516
Collections of notes receivable and accrued interest - sale of businesses	8,242	7,066
Other investing activities	(84,140)	(11,420)
Net cash flows (used in) provided by investing activities	(1,052,866)	456,030

Cash flows used in financing activities:
Proceeds from line of credit	100,000	50,000
Principal payments on line of credit	(550,000)	(100,000)
Proceeds from exercise of stock options	-	41,200
Excess tax benefit from exercise of stock options	-	7,819
Purchase of treasury stock	-	(8,200)
Dividends paid	(153,637)	(113,397)
Net cash flows used in financing activities	(603,637)	(122,578)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2013	2012

Increase in cash and cash equivalents	$588,542	$138,925
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$2,828,554	$312,051

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$500,000
Cash paid for interest	$39,087	$120,037

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 1, 2013. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

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

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries include KICO and its subsidiaries, CMIC Properties, Inc. and 15 Joys Lane, LLC, which together own the land and building from which KICO operates. All significant inter-company transactions have been eliminated in consolidation.

Accounting Pronouncements

In February 2013, Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 supersedes and replaces the presentation requirements for the reclassifications out of accumulated other comprehensive income. None of the other requirements of previously issued ASUs related to comprehensive income are affected by ASU 2013-02. The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available for Sale Securities

The amortized cost and fair value of investments in available for sale fixed-maturity securities and equities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,489,845	$268,889	$(20,396)	$-	$5,738,338	$248,493

Corporate and other bonds
Industrial and miscellaneous	19,012,430	1,132,479	(40,677)	-	20,104,232	1,091,802
Total fixed-maturity securities	24,502,275	1,401,368	(61,073)	-	25,842,570	1,340,295

Equity Securities:
Preferred stocks	2,265,510	37,289	(6,174)	-	2,296,625	31,115
Common stocks	4,190,290	636,664	(11,224)	-	4,815,730	625,440
Total equity securities	6,455,800	673,953	(17,398)	-	7,112,355	656,555

Total	$30,958,075	$2,075,321	$(78,471)	$-	$32,954,925	$1,996,850

	December 31, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	$255,724

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	1,079,117
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	1,334,841

Equity Securities:
Preferred stocks	1,475,965	19,512	(11,130)	-	1,484,347	8,382
Common stocks	3,598,012	353,782	(145,899)	-	3,805,895	207,883
Total equity securities	5,073,977	373,294	(157,029)	-	5,290,242	216,265

Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	$1,551,106

A summary of the amortized cost and fair value of the Company’s investments in available for sale fixed-maturity securities by contractual maturity as of March 31, 2013 and December 31, 2012 is shown below:

	March 31, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$551,998	$558,103	$546,952	$560,162
One to five years	8,657,117	9,197,497	9,031,248	9,569,943
Five to ten years	11,751,646	12,480,298	12,605,798	13,306,033
More than 10 years	3,541,514	3,606,672	2,663,099	2,745,800
Total	$24,502,275	$25,842,570	$24,847,097	$26,181,938

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held to Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of March 31, 2013 and December 31, 2012 are summarized as follows:

March 31, 2013
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,289	$143,848	$-	$-	$750,137	$143,848

December 31, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	$172,745

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2013	2012
	(unaudited)
Income:
Fixed-maturity securities	$260,035	$234,493
Equity securities	86,455	85,929
Cash and cash equivalents	29	1,406
Other	-	2
Total	346,519	321,830
Expenses:
Investment expenses	63,232	54,313
Net investment income	$283,287	$267,517

Proceeds from the sale and maturity of fixed-maturity securities were $1,522,781 and $1,032,800 for the three months ended March 31, 2013 and 2012, respectively.

Proceeds from the sale of equity securities were $945,053 and $191,516 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended
	March 31,
	2013	2012
	(unaudited)
Fixed-maturity securities:
Gross realized gains	$76,976	$40,146
Gross realized losses	-	-
	76,976	40,146

Equity securities:
Gross realized gains	71,785	7,069
Gross realized losses	(43,636)	(7,815)
	28,149	(746)

Net realized gains	$105,125	$39,400

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

OTTI losses are recorded in the condensed consolidated statement of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 19 securities at March 31, 2013 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the three months ended March 31, 2013 and 2012. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$795,799	$(20,396)	3	$-	$-	-	$795,799	$(20,396)

Corporate and other
bonds industrial and
miscellaneous	1,998,132	(40,677)	9	-	-	-	1,998,132	(40,677)

Total fixed-maturity
securities	$2,793,931	$(61,073)	12	$-	$-	-	$2,793,931	$(61,073)

Equity Securities:
Preferred stocks	$898,900	$(6,174)	4	$-	$-	-	$898,900	$(6,174)
Common stocks	632,850	(11,224)	3	-	-	-	632,850	(11,224)

Total equity securities	$1,531,750	$(17,398)	7	$-	$-	-	$1,531,750	$(17,398)

Total	$4,325,681	$(78,471)	19	$-	$-	-	$4,325,681	$(78,471)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

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

The Company’s investments are allocated among pricing input levels at March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity investments available for sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	5,738	-	5,738

Corporate and other
bonds industrial and
miscellaneous	10,574	9,531	-	20,105
Total fixed maturities	10,574	15,269	-	25,843
Equity investments	7,112	-	-	7,112
Total investments	$17,686	$15,269	$-	$32,955

	December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	5,475	-	5,475

Corporate and other
bonds industrial and
miscellaneous	11,600	9,107	-	20,707
Total fixed maturities	11,600	14,582	-	26,182
Equity investments	5,290	-	-	5,290
Total investments	$16,890	$14,582	$-	$31,472

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

Real Estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable: The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

Notes payable (including related parties): The Company estimates that the carrying amount of notes payable approximates fair value because of the recently negotiated interest rates based on term of the loan, risk and guaranty.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,289	$750,137	$606,281	$779,026
Cash and cash equivalents	2,828,554	2,828,554	2,240,012	2,240,012
Premiums receivable	7,396,157	7,396,157	7,766,825	7,766,825
Receivables - reinsurance contracts	-	-	-	-
Reinsurance receivables	38,574,184	38,574,184	38,902,782	38,902,782
Notes receivable-sale of business	314,899	314,899	323,141	323,141
Real estate, net of accumulated depreciation	1,729,527	1,763,500	1,696,924	1,720,000
Reinsurance balances payable	6,242,200	6,242,200	1,820,527	1,820,527
Advance payments from catastrophe reinsurers	-	-	7,358,391	7,358,391
Notes payable (including related parties)	747,000	747,000	1,197,000	1,197,000

Note 6 - Notes Receivable-Sale of Businesses

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

Notes receivable arising from the sale of businesses as of March 31, 2013 and December 31, 2012 consists of:

	March 31,	December 31,
	2013	2012
	(unaudited)
Current maturities	$36,797	$36,122
Long-term	278,102	287,019
Total	$314,899	$323,141

Note 7 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2013 (unaudited)
Premiums written	$12,844,836	$9,815	$(7,883,665)	$4,970,986
Change in unearned premiums	(578,967)	27,441	203,755	(347,771)
Premiums earned	$12,265,869	$37,256	$(7,679,910)	$4,623,215

Three months ended March 31, 2012 (unaudited)
Premiums written	$11,235,725	$1,400	$(6,856,962)	$4,380,163
Change in unearned premiums	(972,141)	1,579	562,934	(407,628)
Premiums earned	$10,263,584	$2,979	$(6,294,028)	$3,972,535

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2013 (unaudited) and December 31, 2012 was approximately $767,000 and $611,000, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Three months ended
	March 31,
	2013	2012
	(unaudited)
Balance at beginning of period	$30,485,532	$18,480,717
Less reinsurance recoverables	(18,419,694)	(10,001,060)
Net balance, beginning of period	12,065,838	8,479,657

Incurred related to:
Current year	2,469,783	2,286,000
Prior years	(142)	(7,486)
Total incurred	2,469,641	2,278,514

Paid related to:
Current year	588,655	455,147
Prior years	1,365,361	1,194,688
Total paid	1,954,016	1,649,835

Net balance at end of period	12,581,463	9,108,336
Add reinsurance recoverables	15,728,423	10,824,673
Balance at end of period	$28,309,886	$19,933,009

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $5,055,495 and $2,688,652 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company received advance payments from catastrophe reinsurers related to Superstorm Sandy. As of March 31, 2013 and December 31, 2012, the balance of advance payments from catastrophe reinsurers which will be applied against unpaid losses when paid was $-0- and $7,358,391, respectively, and are included in “Advance payments from catastrophe reinsurers” in the Condensed Consolidated Balance Sheets.

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

As of March 31, 2013, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaty”). As of March 31, 2013, the Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaty are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the three months ended March 31, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty.

As of March 31, 2012, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2011/June 30, 2012 treaty year (“2011/2012 Treaty”). As of March 31, 2012, the Company’s estimated ultimate loss ratios attributable to contracts for the 2011/2012 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the three months ended March 31, 2012, the Company has recorded contingent ceding commissions earned with respect to the 2011/2012 Treaty.

Ceding commissions earned consists of the following:

	Three months ended
	March 31,
	2013	2012
	(unaudited)
Provisional ceding commissions earned	$2,392,864	$1,984,983
Contingent ceding commissions earned	(99,153)	918,673
	$2,293,711	$2,903,656

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, as of March 31, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty, which results in ceding commissions payable to reinsurers. Contingent ceding commissions payable to reinsurers as of March 31, 2013 and December 31, 2012 was $897,344 and $807,415, respectively, and is included in “Reinsurance balances payable” in the Condensed Consolidated Balance Sheets.

Note 8 – Long-Term Debt

Long-term debt consists of:

	March 31, 2013			December 31, 2012
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Bank line of credit	-	-	-	450,000	450,000	-
	$747,000	$-	$747,000	$1,197,000	$450,000	$747,000

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

Interest expense on the 2009/2010 Notes for each of the three months ended March 31, 2013 and 2012 was approximately $17,800.

Related party balances as of March 31, 2013 and December 31, 2012, under the 2009/2010 Notes are as follows:

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President
and Chief Executive Officer, and principal stockholder of the Company)	$90,000
Jay Haft, a director of the Company	30,000
A member of the family of Michael Feinsod, a director of the Company	60,000
Mr. Yedid and members of his family	156,000
A member of the family of Floyd Tupper, a director of KICO	42,000
Total related party transactions	$378,000

Interest expense on related party borrowings for each of the three months ended March 31, 2013 and 2012 was approximately $9,000.

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

The weighted average interest rate on the amount outstanding as of March 31, 2013 was 3.75%. There are no other fees in connection with this credit line.

Note 9 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $153,637 and $113,397 for the three months ended March 31, 2013 and 2012, respectively. The Company’s Board of Directors approved a quarterly dividend on May 14, 2013 of $.04 per share payable in cash on June 14, 2013 to stockholders of record as of May 31, 2013.

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

The results of operations for the three months ended March 31, 2013 and 2012 include share-based stock option compensation expense totaling approximately $9,000 and $20,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 21% for the three months ended March 31, 2013 and 2012. Such amounts have been included in the Condensed Consolidated Statements of Comprehensive Income within other operating expenses.

Stock option compensation expense in 2013 and 2012 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the three months ended March 31, 2013 and 2012.

A summary of option activity under the Company’s 2005 Plan for the three months ended March 31, 2013 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	235,115	$2.58	2.24	$539,485

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at March 31, 2013	235,115	$2.58	2.00	$734,631

Vested and Exercisable at March 31, 2013	212,615	$2.48	1.91	$683,931

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.70 closing price of the Company’s Common Stock on March 31, 2013.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). No options were exercised during the three months ended March 31, 2013.

As of March 31, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $18,000. Unamortized compensation cost as of March 31, 2013 is expected to be recognized over a remaining weighted-average vesting period of 1.94 years.

Note 10 – Income Taxes

Income taxes for the three months ended March 31, 2013 and 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed. The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 37.0% and 34.0%, respectively.

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

	March 31,	December 31,
	2013	2012
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$266,800	$264,648
Claims reserve discount	326,944	313,544
Unearned premium	845,712	811,413
Deferred ceding commission revenue	1,673,567	1,658,190
Other	5,818	10,921
Total deferred tax assets	3,118,841	3,058,716

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	1,887,944	1,893,759
Intangibles	1,042,450	1,082,886
Depreciation and amortization	154,821	152,576
Reinsurance recoverable	-	20,400
Net unrealized appreciation of securities - available for sale	678,928	527,376
Total deferred tax liabilities	4,933,143	4,845,997

Net deferred income tax liability	$(1,814,302)	$(1,787,281)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	March 31,	December 31,
Type of NOL	2013	2012	Expiration
State only (A)	$394,795	$380,810	December 31, 2033
Valuation allowance	(155,195)	(146,762)
State only, net of valuation allowance	239,600	234,048
Amount subject to Annual Limitation, federal only (B)	27,200	30,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$266,800	$264,648

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of March 31, 2013 and December 31, 2012 was approximately and $4,757,000 and $4,588,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax which is included in the Consolidated Statements of Comprehensive Income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives which expire between 2027 and 2033.

(B) The Company has an NOL of $80,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2013 and 2012. If any had been recognized these would be reported in income tax expense.

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2013 and 2012 there were 235,115 and 291,648 options, respectively, with an exercise price below the average market price of the Company’s Common Stock during the period.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 follows:

	Three months ended
	March 31,
	2013	2012

Weighted average number of shares outstanding	3,840,899	3,771,109
Effect of dilutive securities, common share equivalents	73,507	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,914,406	3,771,109

Note 12 - Commitments and Contingencies

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

State Insurance Regulation

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services has adopted various regulations that affect insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the Department of Financial Services has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The Department of Financial Services stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO has received a letter from the Department of Financial Services seeking information and data with regard to the foregoing. KICO is cooperating with the Department of Financial Services in connection with its investigation and believes that such matter will not have a material adverse effect on the Company’s financial position or results of operations.

Note 13 – Subsequent Event

Dividends Declared and Paid

On May 14, 2013, the Company’s board of directors approved a dividend of $.04 per share, or $153,637, payable in cash on June 14, 2013 to stockholders of record as of May 31, 2013.

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

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$12,845	$11,236	$1,609	14.3%
Net written premiums	4,971	4,380	591	13.5%
Change in net unearned premiums	(348)	(408)	60	(14.7	) %
Net premiums earned	4,623	3,972	651	16.4%
Ceding commission revenue (1)	2,294	2,904	(610)	(21.0	) %
Net investment income	283	268	15	5.6%
Net realized gain on investments	105	39	66	169.2%
Other income	214	239	(25)	(10.5	) %
Total revenues	7,519	7,422	97	1.3%

Expenses
Loss and loss adjustment expenses
Direct and assumed loss and loss adjustment expenses	7,525	4,967	2,558	51.5%
Less: ceded loss and loss adjustment expenses	(5,055)	(2,689)	(2,366)	88.0%
Net loss and loss adjustment expenses	2,470	2,278	192	8.4%
Commission expense	2,116	1,672	444	26.6%
Other underwriting expenses	2,213	1,858	355	19.1%
Other operating expenses	243	287	(44)	(15.3	) %
Depreciation and amortization	153	146	7	4.8%
Interest expense	21	21	-	-%
Total expenses	7,216	6,262	954	15.2%

Income from operations before taxes	303	1,160	(857)	(73.9	) %
Provision for income tax	112	395	(283)	(71.6	) %
Net income	$191	$765	$(574)	(75.0	) %

Percent of total revenues:
Net premiums earned	61.5%	53.5%
Ceding commission revenue	30.5%	39.1%
Net investment income	3.8%	3.6%
Net realized gains on investments	1.4%	0.5%
Other income	2.8%	3.2%
	100.0%	100.0%

(1)   For the three months ended March 31, 2013, includes a $916,000 reduction to our contingent ceding commission revenues as a result of Superstorm Sandy (which we define as a catastrophe) on October 29, 2012. For the three months ended March 31, 2012, includes a $267,000 reduction to our contingent ceding commission revenues as a result of Tropical Storm Irene (which we define as a catastrophe) between August 27, 2011 and August 29, 2011. See discussion below under “Ceding commission revenue”. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended March 31, 2013 (“2013”) were $12,845,000 compared to $11,236,000 during three months ended March 31, 2012 (“2012”). The increase of $1,609,000, or 14.3%, was primarily due to an increase in policies in-force during 2013 as compared to 2012. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 19% as of March 31, 2013 compared to March 31, 2012. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums. State regulations enacted to protect victims of Superstorm Sandy prohibited us from cancelling delinquent policies or non-renewing existing policies through various dates during the quarter ended March 31, 2013. Our increase in direct written premiums was offset as a result of such regulations.

Net written premiums increased $591,000, or 13.5%, to $4,971,000 in 2013 from $4,380,000 in 2012. The increase in net written premiums resulted from: (1) an increase in direct written premiums in 2013 compared to direct written premiums in 2012, and (2) effective July 1, 2012, a decrease in the quota share percentage in our commercial lines quota share treaty from 60% to 40%. A decrease in the quota share percentage results in us retaining a greater amount of direct written premiums. Net written premiums grew at a lower rate than direct written premiums (13.5% compared to 14.3%) due to increases in policies written in lines of business that are subject to quota share reinsurance treaties, primarily personal lines and commercial lines, in excess of the decrease in policies written in lines of business without quota share reinsurance treaties, primarily commercial auto lines.

Net premiums earned increased $651,000, or 16.4%, to $4,623,000 in 2013 from $3,972,000 in 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended March 31, 2013 compared to the twelve months ended March 31, 2012.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$2,393	$1,985	$408	20.6%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	817	1,186	(369)	(31.1	) %
Effect of catastrophes on ceding commisions earned	(916)	(267)	(649)	243.1%
Contingent ceding commissions earned	(99)	919	(1,018)	(110.8	) %

Total ceding commission revenue	$2,294	$2,904	$(610)	(21.0	) %

Ceding commission revenue was $2,294,000 in 2013 compared to $2,904,000 in 2012. The decrease of $610,000 or 21.0%, was due to a decrease in contingent ceding commissions earned, offset by an increase provisional ceding commissions earned. The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). We received a provisional ceding commission based on ceded written premiums. Our ceded written premiums under our personal lines quota share reinsurance treaty in 2013 totaled $6,119,000, and provisional ceding commission was $2,156,000. The treaty provides for contingent ceding commissions based on a sliding scale where we receive between 31% - 52% of a portion of the ceded earned premiums, the lower the ceded loss ratio; the higher the percentage we receive.   For the three months ended March 31, 2013, the computation to arrive at contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $916,000 as discussed above.  The $408,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded. The $1,018,000 decrease in contingent ceding commissions earned is due to the effects of Superstorm Sandy on our ceded net loss ratio in the 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $916,000 and an increase in losses incurred under our personal lines quota share reinsurance treaty from prior year claims.

Net investment income was $283,000 in 2013 compared to $268,000 in 2012. The increase of $15,000, or 5.6%, was due to an increase in average invested assets in 2013 as compared to 2012. The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.16% and 5.26% at March 31, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $2,470,000 in 2013 compared to $2,278,000 in 2012. The net loss ratio was 53.4% in 2013 compared to 57.4% in 2012, a decrease of 4.0 percentage points. The decrease of 4.0 percentage points in our net loss ratio for 2013 as compared to 2012 is primarily due to a decrease in loss ratios in our lines of business for which we retain more of the earned premiums and losses.

Commission expense was $2,116,000 in 2013 or 17.3% of direct earned premiums. Commission expense was $1,672,000 in 2012 or 16.3% of direct earned premiums. The increase of $444,000 is due to the increase in direct written premiums in 2013 as compared to 2012.

Other underwriting expenses were $2,213,000 in 2013 compared to $1,858,000 in 2012. The $355,000, or 19.1%, increase in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional employment costs due to both the hiring of additional staff needed to service our growth in written premiums and increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 17.2% in 2013 and 16.5% in 2012.

Other operating expenses, related to the corporate expenses of our holding company, were $243,000 in 2013 compared to $287,000 in 2012. The decrease in 2013 of $44,000, or 15.3%, was primarily due to decreases in employment costs.

Income tax expense in 2013 was $112,000, which resulted in an effective tax rate of 37%. Income tax expense in 2012 was $395,000, which resulted in an effective tax rate of 34.0%. Income before taxes was $303,000 in 2013 compared to $1,160,000 in 2012. The increase in the effective tax rate by 3.0% in 2013 is a result of permanent differences having a greater impact on the effective tax rate in 2013 due to a lesser amount of book income in 2013 compared to 2012.

Net income was $191,000 in 2013 compared to $765,000 in 2012. The decrease in net income of $574,000 was due to the circumstances described above that caused the decrease in contingent ceding commission revenues, and increases in other commission expense and underwriting expenses related to premium growth, offset by an increase in our net premiums earned and a decrease in our net loss ratio.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2013	2012
Revenues
Net premiums earned	$4,623,215	$3,972,535
Ceding commission revenue	2,293,711	2,903,656
Net investment income	283,287	267,517
Net realized gain on investments	105,125	39,400
Other income	116,681	115,050
Total revenues	7,422,019	7,298,158

Expenses
Loss and loss adjustment expenses	2,469,641	2,278,514
Commission expense	2,115,820	1,671,607
Other underwriting expenses	2,213,345	1,857,746
Depreciation and amortization	152,139	146,259
Total expenses	6,950,945	5,954,126

Income from operations	471,074	1,344,032
Income tax expense	156,003	416,837
Net income	$315,071	$927,195

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2013 (unaudited)
Written premiums	$12,844,836	$9,815	$(7,883,665)	$4,970,986
Unearned premiums	(578,967)	27,441	203,755	(347,771)
Earned premiums	$12,265,869	$37,256	$(7,679,910)	$4,623,215

Loss and loss adjustment expenses	$7,506,709	$18,427	$(5,055,495)	$2,469,641

Loss ratio	61.2%	49.5%	65.8%	53.4%

Three months ended March 31, 2012 (unaudited)
Written premiums	$11,235,725	$1,400	$(6,856,962)	$4,380,163
Unearned premiums	(972,141)	1,579	562,934	(407,628)
Earned premiums	$10,263,584	$2,979	$(6,294,028)	$3,972,535

Loss and loss adjustment expenses	$4,956,069	$11,097	$(2,688,652)	$2,278,514

Loss ratio	48.3%	372.5%	42.7%	57.4%

The key measures for our insurance underwriting business for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
	2013	2012

Net premiums earned	$4,623,215	$3,972,535
Ceding commission revenue (1)	2,293,711	2,903,656
Other income	116,681	115,050

Loss and loss adjustment expenses	2,469,641	2,278,514

Acquistion costs and other underwriting expenses:
Commission expense	2,115,820	1,671,607
Other underwriting expenses	2,213,345	1,857,746
Total acquistion costs and other underwriting expenses	4,329,165	3,529,353

Underwriting income	$234,801	$1,183,374

Key Measures:
Net loss ratio	53.4%	57.4%

Net underwriting expense ratio excluding the effect of catastrophes	21.7%	6.1%
Effect of catastrophe loss on net underwriting expense ratio (1)	19.8%	6.8%
Net underwriting expense ratio	41.5%	12.9%

Net combined ratio excluding the effect of catastrophes	75.1%	63.5%
Effect of catastrophe loss on net combined ratio (1)	19.8%	6.7%
Net combined ratio	94.9%	70.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$4,329,165	$3,529,353
Less: Ceding commission revenue (1)	(2,293,711)	(2,903,656)
Less: Other income	(116,681)	(115,050)
	$1,918,773	$510,647

(1) The effect of catastrophes reduced contingent ceding commission revenue by $916,112 and $266,565 for the three months ended March 31, 2013 and 2012, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2013 and December 31, 2012:

Available for Sale Securities

	March 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)

Political subdivisions of States,
Territories and Possessions	$5,489,845	$268,889	$(20,396)	$-	$5,738,338	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,012,430	1,132,479	(40,677)	-	20,104,232	61.0%
Total fixed-maturity securities	24,502,275	1,401,368	(61,073)	-	25,842,570	78.4%
Equity Securities	6,455,800	673,953	(17,398)	-	7,112,355	21.6%
Total	$30,958,075	$2,075,321	$(78,471)	$-	$32,954,925	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	65.8%
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	83.2%
Equity Securities	5,073,977	373,294	(157,029)	-	5,290,242	16.8%
Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	100.0%

Held to Maturity Securities

March 31, 2013
(unaudited)

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,289	$143,848	$-	$-	$750,137	100.0%

December 31, 2012

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	100.0%

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of March 31, 2013 and December 31, 2012 as rated by Standard and Poor’s (if unavailable from Standard and Poor's, then Moody's or Fitch):

	March 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	1,583,182	6.1%	2,226,603	8.5%
AA	4,411,801	17.1%	4,088,304	15.6%
A	7,034,188	27.2%	6,963,380	26.6%
BBB	12,813,399	49.6%	12,903,651	49.3%
Total	$25,842,570	100.0%	$26,181,938	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.46%	27.2	3.33%	27.8

Political subdivisions of States,
Territories and Possessions	4.13%	6.2	4.06%	6.1

Corporate and other bonds
Industrial and miscellaneous	4.71%	7.8	4.74%	7.3

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2013 and December 31, 2012, 54% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2013 and December 31, 2012, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$795,799	$(20,396)	3	$-	$-	-	$795,799	$(20,396)

Corporate and other
bonds industrial and
miscellaneous	1,998,132	(40,677)	9	-	-	-	1,998,132	(40,677)

Total fixed-maturity
securities	$2,793,931	$(61,073)	12	$-	$-	-	$2,793,931	$(61,073)

Equity Securities:
Preferred stocks	$898,900	$(6,174)	4	$-	$-	-	$898,900	$(6,174)
Common stocks	632,850	(11,224)	3	-	-	-	632,850	(11,224)

Total equity securities	$1,531,750	$(17,398)	7	$-	$-	-	$1,531,750	$(17,398)

Total	$4,325,681	$(78,471)	19	$-	$-	-	$4,325,681	$(78,471)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)
Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

There were 19 securities at March 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 33 securities at December 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

Liquidity and Capital Resources

Cash Flows

The primary sources of cash flow are from our insurance underwriting subsidiary, KICO, and include direct premiums written, ceding commissions from our quota share reinsurers, loss recovery payments from our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.

On July 1, 2009, we completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, we acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, we agreed with the Department of Financial Services (formerly known as the Insurance Department) (the “Department”) that, for a period of two years following the effective date of conversion of July 1, 2009, no dividend could be paid by KICO to us without the approval of the Department (“Dividend Restriction Period”). No such request was made by us to the Department within the Dividend Restriction Period. For the three months ended March 31, 2013, KICO paid dividends of $175,000 to us. We also agreed with the Department that certain intercompany transactions between KICO and us must be filed with the Department 30 days prior to implementation and not disapproved by the Department.

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

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. In January 2013, the line of credit was increased to $600,000. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The principal balance was reduced to zero in accordance with the terms of the credit line in 2013. The outstanding balance was $-0- as of March 31, 2013. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

As of March 31, 2013, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2013	2012

Cash flows provided by (used in):
Operating activities	$2,245,045	$(194,527)
Investing activities	(1,052,866)	456,030
Financing activities	(603,637)	(122,578)
Net increase in cash and cash equivalents	588,542	138,925
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$2,828,554	$312,051

Net cash provided by operating activities was $2,245,000 in 2013 as compared to $195,000 used in 2012. The $2,440,000 increase in cash flows provided by operating activities in 2013 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by a decrease in net income (adjusted for non-cash items) of $696,000.

 Net cash used by investing activities was $1,053,000 in 2013 compared to $456,000 provided in 2012. The $1,509,000 increase in cash flows used by investing activities is a result of the increase in acquisitions of invested assets, offset by an increase in sales of invested assets.

Net cash used in financing activities was $604,000 in 2013 compared to $123,000 used in 2012. The $481,000 increase in cash flows used in financing activities is a result of net repayments of $450,000 on our credit line in 2013 compared to $50,000 of net repayments in 2012.

Superstorm Sandy

The primary location of KICO’s insureds is in the New York City area, which was struck by Superstorm Sandy on October 29, 2012. KICO purchases quota share and catastrophe reinsurance in order to reduce its net liability on insurance risks and to protect against catastrophes. KICO’s personal lines business, which includes homeowners insurance, is reinsured under a 75% quota share treaty and catastrophe insurance pursuant to which KICO’s net liability is limited to 25% of the initial $3,000,000 of direct losses incurred from a catastrophe occurrence, or $750,000. For catastrophe losses in excess of $3,000,000, KICO is 100% covered by catastrophe reinsurance with regard to the next $70,000,000 in losses. For the three months ended March 31, 2013, our net earned premiums were reduced by $139,000 for the cost of reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period.

KICO receives ceding commissions from the reinsurers. The amount of the commissions includes contingent ceding commissions which are based upon the loss ratio experienced by the reinsurers during the treaty term (July 1 to June 30) from the ceded business over that period of time. Such contingent ceding commission revenue was reduced by $916,000 based upon the reinsurance losses incurred as a result of Superstorm Sandy during the July 1, 2012/June 30, 2013 treaty. In addition, it is expected that there will be a decline of approximately $1 million in the ceding commission revenue to be earned during the second quarter of 2013 (i.e., the final three months of the 2012-2013 treaty). Further, KICO was required to pay $139,000 of reinstatement premiums to catastrophe reinsurers to obtain coverage for future catastrophe events during the current reinsurance treaty period. An additional $139,000 of such reinstatement premiums will be expensed during the second quarter of 2013. Accordingly, the effects of the storm will be material to our second quarter of 2013 results of operations; however, we expect that such effects will not have a material adverse impact on our financial condition.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Remediation of Material Weakness Reported in Annual Report

In our 2012 annual report, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. In the period covered by this report, management implemented measures to remediate the material weakness in internal control over financial reporting. Specifically, management implemented controls and communicated to the financial reporting personnel the importance of correctly recording the changes to unearned premiums arising from our annual changes to our reinsurance quota share treaties and in order to ensure that the ceded unearned premium balances are properly reconciled during the financial reporting process. We added an item to our financial closing checklist pursuant to which a review is to be conducted to ensure that any changes to reinsurance contracts have been properly recorded to all accounts requiring adjustment.

Changes in Internal Control over Financial Reporting

Except as described in “Remediation of Material Weakness Reported in Annual Report”, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/13-1/31/13	-	-	-	-
2/1/13-2/28/13	-	-	-	-
3/1/13-3/31/13	-	-	-	-
Total	-	-	-	-

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

KINGSTONE COMPANIES, INC.

Dated: May 15, 2013	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer