Form 10-Q
period 2013-06-30
KINGSTONE COMPANIES, INC.
filed 2013-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Joys Lane
Kingston, NY 12401
(Address of principal executive offices)

(845) 802-7900
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

As of August 14, 2013, there were 3,810,899 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2

Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4—	Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	49
Item 1A —	Risk Factors	49
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 —	Defaults Upon Senior Securities	49
Item 4 —	Mine Safety Disclosures	49
Item 5 —	Other Information	49
Item 6 —	Exhibits	50

	Signatures

	EXHIBIT 3(a)
	EXHIBIT 3(b)
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32

	EXHIBIT 101.INS XBRL Instance Document
	EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
	EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
	EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
	EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
	EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $702,063 at
June 30, 2013 and $779,026 at December 31, 2012)	$606,292	$606,281
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $21,974,185
at June 30, 2013 and $24,847,097 at December 31, 2012)	22,395,861	26,181,938
Equity securities, available-for-sale, at fair value (cost of $6,875,848
at June 30, 2013 and $5,073,977 at December 31, 2012)	7,190,415	5,290,242
Total investments	30,192,568	32,078,461
Cash and cash equivalents	4,384,700	2,240,012
Premiums receivable, net of provision for uncollectible amounts	8,367,010	7,766,825
Reinsurance receivables, net of provision for uncollectible amounts	34,533,032	38,902,782
Deferred acquisition costs	6,206,252	5,569,878
Intangible assets, net	2,947,101	3,184,958
Property and equipment, net of accumulated depreciation	1,961,852	1,868,422
Other assets	1,183,968	1,887,060
Total assets	$89,776,483	$93,498,398

Liabilities
Loss and loss adjustment expenses	$28,357,468	$30,485,532
Unearned premiums	29,435,926	26,012,363
Advance premiums	841,922	610,872
Reinsurance balances payable	5,338,056	1,820,527
Advance payments from catastrophe reinsurers	-	7,358,391
Deferred ceding commission revenue	5,464,760	4,877,030
Notes payable (includes payable to related parties of $378,000
at June 30, 2013 and December 31, 2012)	877,000	1,197,000
Accounts payable, accrued expenses and other liabilities	2,600,978	3,067,586
Deferred income taxes	1,281,494	1,787,281
Total liabilities	74,197,604	77,216,582

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares;
-0- shares issued and outstanding	$-	$-
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,730,357 shares at June 30, 2013 and December 31, 2012;
outstanding 3,810,899 shares at June 30, 2013 and 3,840,899 shares at December 31, 2012	47,304	47,304
Capital in excess of par	13,863,974	13,851,036
Accumulated other comprehensive income	485,919	1,023,729
Retained earnings	2,739,127	2,787,292
	17,136,324	17,709,361
Treasury stock, at cost, 919,458 shares at June 30, 2013 and 889,458 shares
at December 31, 2012	(1,557,445)	(1,427,545)
Total stockholders' equity	15,578,879	16,281,816

Total liabilities and stockholders' equity	$89,776,483	$93,498,398

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Net premiums earned	$4,676,282	$4,164,572	$9,299,497	$8,137,107
Ceding commission revenue	2,334,431	2,910,858	4,628,142	5,814,514
Net investment income	275,031	229,879	558,318	497,396
Net realized gain on sale of investments	249,893	6,160	355,018	45,560
Other income	243,825	222,691	457,815	461,746
Total revenues	7,779,462	7,534,160	15,298,790	14,956,323

Expenses
Loss and loss adjustment expenses	3,241,797	2,408,505	5,711,438	4,687,019
Commission expense	2,079,084	1,805,810	4,194,904	3,477,417
Other underwriting expenses	1,931,611	1,994,576	4,144,956	3,852,322
Other operating expenses	227,833	287,442	471,143	574,329
Depreciation and amortization	153,985	150,472	306,971	297,021
Interest expense	17,890	20,111	39,105	40,896
Total expenses	7,652,200	6,666,916	14,868,517	12,929,004

Income from operations before taxes	127,262	867,244	430,273	2,027,319
Income tax expense	59,161	306,928	171,164	701,585
Net income	68,101	560,316	259,109	1,325,734

Other comprehensive income, net of tax
Gross unrealized investment holding (losses)
gains arising during period	(1,260,607)	294,590	(814,864)	741,755

Income tax benefit (expense) related to items of
other comprehensive income	428,607	(100,161)	277,054	(252,197)
Comprehensive (loss) income	$(763,899)	$754,745	$(278,701)	$1,815,292

Earnings per common share:
Basic	$0.02	$0.15	$0.07	$0.35
Diluted	$0.02	$0.15	$0.07	$0.35

Weighted average common shares outstanding
Basic	3,827,712	3,789,592	3,834,269	3,780,351
Diluted	3,906,432	3,883,779	3,911,650	3,780,351

Dividends declared and paid per common share	$0.04	$0.03	$0.08	$0.06

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Six months ended June 30, 2013 (unaudited)

						Accumulated
						Other
					Capital	Comprehensive
	Preferred Stock		Common Stock		in Excess	Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2013	-	$-	4,730,357	$47,304	$13,851,036	$1,023,729	$2,787,292	889,458	$(1,427,545)	$16,281,816
Stock-based compensation	-	-	-	-	12,938	-	-	-	-	12,938
Acquisition of treasury stock	-	-	-	-	-	-	-	30,000	(129,900)	(129,900)
Dividends	-	-	-	-	-	-	(307,274)	-	-	(307,274)
Net income	-	-	-	-	-	-	259,109	-	-	259,109
Change in unrealized gains on available
for sale securities, net of tax	-	-	-	-	-	(537,810)	-	-	-	(537,810)
Balance, June 30, 2013	-	$-	4,730,357	$47,304	$13,863,974	$485,919	$2,739,127	919,458	$(1,557,445)	$15,578,879

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2013	2012

Cash flows provided by operating activities:
Net income	$259,109	$1,325,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain on sale of investments	(355,018)	(45,560)
Depreciation and amortization	306,971	297,021
Amortization of bond premium, net	89,558	66,998
Stock-based compensation	12,938	30,111
Excess tax benefit from exercise of stock options	-	(63,988)
Deferred income tax expense	(228,734)	(91,107)
(Increase) decrease in operating assets:
Premiums receivable, net	(600,185)	(1,172,197)
Receivables - reinsurance contracts	-	(1,689,224)
Reinsurance receivables, net	4,369,750	(2,285,592)
Deferred acquisition costs	(636,374)	(556,662)
Other assets	686,387	(348,303)
(Decrease) increase in operating liabilities:
Loss and loss adjustment expenses	(2,128,064)	2,317,377
Unearned premiums	3,423,563	2,649,487
Advance premiums	231,050	5,309
Reinsurance balances payable	3,517,529	795,091
Advance payments from catastrophe reinsurers	(7,358,391)	-
Deferred ceding commission revenue	587,730	485,115
Accounts payable, accrued expenses and other liabilities	(466,608)	(1,255,201)
Net cash flows provided by operating activities	1,711,211	464,409

Cash flows provided by investing activities:
Purchase - fixed-maturity securities available-for-sale	(1,649,667)	(915,228)
Purchase - equity securities	(4,298,630)	(853,000)
Sale or maturity - fixed-maturity securities available-for-sale	4,557,745	1,837,698
Sale - equity securities	2,727,084	559,993
Other investing activities	(145,881)	(10,676)
Net cash flows provided by investing activities	1,190,651	618,787

Cash flows used in financing activities:
Proceeds from line of credit	230,000	50,000
Principal payments on line of credit	(550,000)	(100,000)
Proceeds from exercise of stock options	-	47,073
Withholding taxes paid on net exercise of stock options	-	(56,630)
Excess tax benefit from exercise of stock options	-	63,988
Purchase of treasury stock	(129,900)	(8,200)
Dividends paid	(307,274)	(226,829)
Net cash flows used in financing activities	(757,174)	(230,598)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2013	2012

Increase in cash and cash equivalents	$2,144,688	$852,598
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$4,384,700	$1,025,724

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$564,000	$1,505,000
Cash paid for interest	$39,087	$41,202

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 1, 2013. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

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

Accounting Pronouncements

In February 2013, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 supersedes and replaces the presentation requirements for the reclassifications out of accumulated other comprehensive income. None of the other requirements of previously issued ASUs related to comprehensive income are affected by ASU 2013-02. The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,192,989	$164,220	$(80,990)	$(11,909)	$5,264,309	$71,320

Corporate and other bonds
Industrial and miscellaneous	16,781,196	598,017	(247,662)	-	17,131,552	350,356
Total fixed-maturity securities	21,974,185	762,237	(328,652)	(11,909)	22,395,861	421,676

Equity Securities:
Preferred stocks	3,493,001	9,239	(89,440)	-	3,412,800	(80,201)
Common stocks	3,382,847	434,290	(39,522)	-	3,777,615	394,768
Total equity securities	6,875,848	443,529	(128,962)	-	7,190,415	314,567

Total	$28,850,033	$1,205,766	$(457,614)	$(11,909)	$29,586,276	$736,243

	December 31, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	$255,724

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	1,079,117
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	1,334,841

Equity Securities:
Preferred stocks	1,475,965	19,512	(11,130)	-	1,484,347	8,382
Common stocks	3,598,012	353,782	(145,899)	-	3,805,895	207,883
Total equity securities	5,073,977	373,294	(157,029)	-	5,290,242	216,265

Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	$1,551,106

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2013 and December 31, 2012 is shown below:

	June 30, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$522,532	$515,556	$546,952	$560,162
One to five years	8,029,987	8,396,602	9,031,248	9,569,943
Five to ten years	10,436,021	10,612,222	12,605,798	13,306,033
More than 10 years	2,985,645	2,871,481	2,663,099	2,745,800
Total	$21,974,185	$22,395,861	$24,847,097	$26,181,938

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

June 30, 2013
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
(unaudited)

U.S. Treasury securities	$606,292	$95,771	$-	$-	$702,063	$95,771

December 31, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	$172,745

All held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held-to-maturity securities are greater than ten years.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Income:
Fixed-maturity securities	$234,977	$226,777	$495,012	$461,270
Equity securities	93,389	62,310	179,844	148,239
Cash and cash equivalents	-	(1,347)	29	59
Other	11,817	2	11,817	4
Total	340,183	287,742	686,702	609,572
Expenses:
Investment expenses	65,152	57,863	128,384	112,176
Net investment income	$275,031	$229,879	$558,318	$497,396

Proceeds from the sale and maturity of fixed-maturity securities were $4,557,745 and $1,837,698 for the six months ended June 30, 2013 and 2012, respectively.

Proceeds from the sale of equity securities were $2,727,084 and $559,993 for the six months ended June 30, 2013 and 2012, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Fixed-maturity securities:
Gross realized gains	$104,241	$55,004	$181,217	$95,150
Gross realized losses	(56,471)	(54,404)	(56,471)	(54,404)
	47,770	600	124,746	40,746

Equity securities:
Gross realized gains	218,204	25,215	289,989	32,284
Gross realized losses	(16,081)	(19,655)	(59,717)	(27,470)
	202,123	5,560	230,272	4,814

Net realized gains	$249,893	$6,160	$355,018	$45,560

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

OTTI losses are recorded in the Condensed Consolidated Statements of Income and Comprehensive Income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. There are 46 securities at June 30, 2013 that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the six months ended June 30, 2013 and 2012. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,065,409	$(80,990)	5	$254,051	$(11,909)	3	$1,319,460	$(92,899)

Corporate and other
bonds industrial and
miscellaneous	4,921,387	(247,662)	24	-	-	-	4,921,387	(247,662)

Total fixed-maturity
securities	$5,986,796	$(328,652)	29	$254,051	$(11,909)	3	$6,240,847	$(340,561)

Equity Securities:
Preferred stocks	$2,704,500	$(89,440)	10	$-	$-	-	$2,704,500	$(89,440)
Common stocks	577,170	(39,522)	4	-	-	-	577,170	(39,522)

Total equity securities	$3,281,670	$(128,962)	14	$-	$-	-	$3,281,670	$(128,962)

Total	$9,268,466	$(457,614)	43	$254,051	$(11,909)	3	$9,522,517	$(469,523)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

Note 4 - Fair Value Measurements

The Company follows GAAP guidance regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

The Company’s investments are allocated among pricing input levels at June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity securities
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	5,264	-	5,264

Corporate and other
bonds industrial and
miscellaneous	8,765	8,367	-	17,132
Total fixed maturities	8,765	13,631	-	22,396
Equity securities	7,190	-	-	7,190
Total investments	$15,955	$13,631	$-	$29,586

	December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	5,475	-	5,475

Corporate and other
bonds industrial and
miscellaneous	11,600	9,107	-	20,707
Total fixed maturities	11,600	14,582	-	26,182
Equity securities	5,290	-	-	5,290
Total investments	$16,890	$14,582	$-	$31,472

Note 5 - Fair Value of Financial Instruments

GAAP requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity securities and fixed income securities:  Fair value disclosures for these investments are included in “Note 3 - Investments.”

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$606,292	$702,063	$606,281	$779,026
Cash and cash equivalents	4,384,700	4,384,700	2,240,012	2,240,012
Premiums receivable	8,367,010	8,367,010	7,766,825	7,766,825
Reinsurance receivables	34,533,032	34,533,032	38,902,782	38,902,782
Notes receivable-sale of business	306,478	306,478	323,141	323,141
Real estate, net of accumulated depreciation	1,771,251	1,816,122	1,696,924	1,720,000
Reinsurance balances payable	5,338,056	5,338,056	1,820,527	1,820,527
Advance payments from catastrophe reinsurers	-	-	7,358,391	7,358,391
Notes payable (including related parties)	877,000	877,000	1,197,000	1,197,000

Note 6 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2013 (unaudited)
Premiums written	$28,725,957	$20,047	$(17,781,254)	$10,964,750
Change in unearned premiums	(3,452,133)	28,569	1,758,311	(1,665,253)
Premiums earned	$25,273,824	$48,616	$(16,022,943)	$9,299,497

Six months ended June 30, 2012 (unaudited)
Premiums written	$23,674,526	$3,199	$(14,480,602)	$9,197,123
Change in unearned premiums	(2,653,399)	3,912	1,589,471	(1,060,016)
Premiums earned	$21,021,127	$7,111	$(12,891,131)	$8,137,107

Three months ended June 30, 2013 (unaudited)
Premiums written	$15,881,121	$10,232	$(9,897,589)	$5,993,764
Change in unearned premiums	(2,873,166)	1,128	1,554,556	(1,317,482)
Premiums earned	$13,007,955	$11,360	$(8,343,033)	$4,676,282

Three months ended June 30, 2012 (unaudited)
Premiums written	$12,438,801	$1,799	$(7,623,640)	$4,816,960
Change in unearned premiums	(1,681,258)	2,333	1,026,537	(652,388)
Premiums earned	$10,757,543	$4,132	$(6,597,103)	$4,164,572

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of June 30, 2013 (unaudited) and December 31, 2012 was approximately $842,000 and $611,000, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Six months ended
	June 30,
	2013	2012
	(unaudited)
Balance at beginning of period	$30,485,532	$18,480,717
Less reinsurance recoverables	(18,419,694)	(10,001,060)
Net balance, beginning of period	12,065,838	8,479,657

Incurred related to:
Current year	5,175,229	4,359,416
Prior years	536,209	327,603
Total incurred	5,711,438	4,687,019

Paid related to:
Current year	1,416,181	933,939
Prior years	2,675,112	2,586,898
Total paid	4,091,293	3,520,837

Net balance at end of period	13,685,983	9,645,839
Add reinsurance recoverables	14,671,485	11,152,255
Balance at end of period	$28,357,468	$20,798,094

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $8,275,782 and $4,626,575 for the six months ended June 30, 2013 and 2012, respectively.

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

Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business were renewed effective July 1, 2013. The treaties are annual, except for personal lines described below, and provide for the following material terms as of July 1, 2013:

        Personal Lines

The personal lines treaty was renewed with a two year term expiring on June 30, 2015. Personal lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty, which provides coverage with respect to losses of up to $1,200,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,700,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence. Effective as of July 1, 2014, the Company has the option to increase the quota share percentage to a maximum of 85% or decrease the quota share percentage to a minimum of 55% by giving no less than 30 days advance notice. See “Catastrophe Reinsurance” below for a discussion of the Company’s reinsurance coverage with respect to its Personal Lines business in the event of a catastrophe.

Personal umbrella policies are reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

        Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, are reinsured under a 25% quota share treaty, which provides coverage with respect to losses of up to $400,000 per occurrence. Excess of loss contracts provide 100% of coverage for the next $2,500,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract, which provides $1,700,000 of coverage in excess of $300,000.

Catastrophe Reinsurance

The Company has catastrophe reinsurance coverage with regard to losses of up to $90,000,000.  The initial $4,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that the Company retains $1,000,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $86,000,000, the Company is 100% reinsured under its catastrophe reinsurance program.

The reinsurance treaties which were in effect as of June 30, 2013, provided for the following material terms:

        Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, was reinsured under a 75% quota share treaty, which provided coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provided 100% of coverage for the next $1,900,000 of losses for a total reinsurance coverage of $2,650,000 with respect to losses of up to $2,900,000 per occurrence. See “Catastrophe Reinsurance” below for a discussion of the Company’s reinsurance coverage with respect to its Personal Lines business in the event of a catastrophe.

Personal umbrella policies were reinsured under a 90% quota share treaty limiting the Company to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage was 100% reinsured.

        Commercial Lines

General liability commercial policies written by the Company, except for commercial auto policies, were reinsured under a 40% quota share treaty, which provided coverage with respect to losses of up to $500,000 per occurrence.   Excess of loss contracts provided 100% of coverage for the next $2,400,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies were covered by an excess of loss reinsurance contract which provided $1,750,000 of coverage in excess of $250,000.

Catastrophe Reinsurance

The Company had catastrophe reinsurance coverage with regard to losses of up to $73,000,000.  The initial $3,000,000 of losses in a catastrophe were subject to a 75% quota share treaty, such that the Company retained $750,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $70,000,000, the Company was 100% reinsured under its catastrophe reinsurance program.

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

The Company received advance payments from catastrophe reinsurers related to Superstorm Sandy. As of June 30, 2013 and December 31, 2012, the balance of advance payments from catastrophe reinsurers which will be applied against unpaid losses when paid was $-0- and $7,358,391, respectively, and are included in “Advance payments from catastrophe reinsurers” in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2013, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaty”). As of June 30, 2013, the Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaty are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the six months and three months ended June 30, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty.

As of June 30, 2012, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2011/June 30, 2012 treaty year (“2011/2012 Treaty”). As of June 30, 2012, the Company’s estimated ultimate loss ratios attributable to contracts for the 2011/2012 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the six months and three months ended June 30, 2012, the Company has recorded contingent ceding commissions earned with respect to the 2011/2012 Treaty.

Ceding commissions earned consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$2,502,845	$2,074,732	$4,895,709	$4,059,715
Contingent ceding commissions earned	(168,414)	836,126	(267,567)	1,754,799
	$2,334,431	$2,910,858	$4,628,142	$5,814,514

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, as of June 30, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty, which results in ceding commissions payable to reinsurers. Net contingent ceding commissions payable to reinsurers as of June 30, 2013 and December 31, 2012 was $860,408 and $807,415, respectively, and is included in “Reinsurance balances payable” in the Condensed Consolidated Balance Sheets.

Note 7 – Long-Term Debt

Long-term debt consists of:

	June 30, 2013			December 31, 2012
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$-	$747,000	$747,000	$-	$747,000
Bank line of credit	130,000	130,000	-	450,000	450,000	-
	$877,000	$130,000	$747,000	$1,197,000	$450,000	$747,000

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

Interest expense on the 2009/2010 Notes for the six months ended June 30, 2013 and 2012 was approximately $35,000 each period. Interest expense on the 2009/2010 Notes for the three months ended June 30, 2013 and 2012 was approximately $18,000 for each period.

Related party balances as of June 30, 2013 and December 31, 2012, under the 2009/2010 Notes are as follows:

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

Interest expense on related party borrowings for each of the six months ended June 30, 2013 and 2012 was approximately $18,000. Interest expense on related party borrowings for each of the three months ended June 30, 2013 and 2012 was approximately $9,000.

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

The weighted average interest rate on the amount outstanding as of June 30, 2013 was 3.75%. There are no other fees in connection with this credit line.

Note 8 – Stockholders’ Equity

Preferred Stock

On May 14, 2013 the Board of Directors approved, subject to stockholder approval (which was received on August 13, 2013), an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,500,000.

Common Stock

On May 14, 2013 the Board of Directors approved, subject to stockholder approval (which was received on August 13, 2013), an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

Dividend Declared

Dividends declared and paid on Common Stock were $307,274 and $226,829 for the six months ended June 30, 2013 and 2012, respectively. Dividends declared and paid on Common Stock were $153,637 and $113,432 for the three months ended June 30, 2013 and 2012, respectively. The Company’s Board of Directors approved a quarterly dividend on August 13, 2013 of $.04 per share payable in cash on September 13, 2013 to stockholders of record as of August 30, 2013.

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 550,000 shares of Common Stock are permitted to be issued pursuant to options granted and restricted stock issued.  On May 14, 2013 the Board of Directors approved, subject to stockholder approval (which was received on August 13, 2013), an increase in the number of shares authorized to be issued pursuant to the 2005 Plan from 550,000 to 700,000. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the six months ended June 30, 2013 and 2012 include share-based stock option compensation expense totaling approximately $13,000 and $30,000, respectively. The results of operations for the three months ended June 30, 2013 and 2012 include share-based stock option compensation expense totaling approximately $4,000 and $10,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 21% for the six months and three months ended June 30, 2013 and 2012. Such amounts have been included in the Condensed Consolidated Statements of Income and Comprehensive Income within other operating expenses.

Stock option compensation expense in 2013 and 2012 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the six months ended June 30, 2013 and 2012.

A summary of option activity under the Company’s 2005 Plan for the six months ended June 30, 2013 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	235,115	$2.58	2.24	$539,485

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at June 30, 2013	235,115	$2.58	1.75	$631,775

Vested and Exercisable at June 30, 2013	212,615	$2.48	1.66	$581,875

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.22 closing price of the Company’s Common Stock on June 30, 2013.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). No options were exercised during the six months ended June 30, 2013.

As of June 30, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $13,000. Unamortized compensation cost as of June 30, 2013 is expected to be recognized over a remaining weighted-average vesting period of 1.98 years.

Note 9 – Income Taxes

Income taxes for the six months ended June 30, 2013 and 2012 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the six months ended June 30, 2013 and 2012 was 39.8% and 34.6%, respectively.

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

	June 30,	December 31,
	2013	2012
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$266,800	$264,648
Claims reserve discount	355,646	313,544
Unearned premium	940,362	811,413
Deferred ceding commission revenue	1,858,019	1,658,190
Other	-	10,921
Total deferred tax assets	3,420,827	3,058,716

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,110,126	1,893,759
Intangibles	1,002,014	1,082,886
Depreciation and amortization	153,947	152,576
Reinsurance recoverable	-	20,400
Net unrealized appreciation of securities - available for sale	250,426	527,376
Other	16,808	-
Total deferred tax liabilities	4,702,321	4,845,997

Net deferred income tax liability	$(1,281,494)	$(1,787,281)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	June 30,	December 31,
Type of NOL	2013	2012	Expiration
State only (A)	$405,725	$380,810	December 31, 2033
Valuation allowance	(166,125)	(146,762)
State only, net of valuation allowance	239,600	234,048
Amount subject to Annual Limitation, federal only (B)	27,200	30,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$266,800	$264,648

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of June 30, 2013 and December 31, 2012 was approximately $4,888,000 and $4,588,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax which is included in the Consolidated Statements of Comprehensive Income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives which expire between 2027 and 2033.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2013 and 2012. If any had been recognized these would be reported in income tax expense.

Note 10 - Net Income Per Common Share

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months and three months ended June 30, 2013, the inclusion of 10,000 options in the computation of diluted earnings per share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average number of shares outstanding	3,827,712	3,789,592	3,834,269	3,780,351
Effect of dilutive securities, common share equivalents	78,720	94,187	77,381	-

Weighted average number of shares outstanding used for computing diluted earnings per share	3,906,432	3,883,779	3,911,650	3,780,351

Note 11 - Commitments and Contingencies

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

Note 12 – Subsequent Event

Preferred Stock

On August 13, 2013, the Company received stockholder approval of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,500,000.

Common Stock

On August 13, 2013, the Company received stockholder approval of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

Stock Options

On August 13, 2013, the Company received stockholder approval of an amendment to the 2005 Plan to increase the number of shares authorized to be issued pursuant to the 2005 Plan from 550,000 to 700,000.

Dividends Declared and Paid

On August 13, 2013, the Company’s Board of Directors approved a dividend of $.04 per share, or $153,637, payable in cash on September 13, 2013 to stockholders of record as of August 30, 2013.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Key Measures

We utilize the following key measures in analyzing the results of our insurance underwriting business:

Net loss ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company’s business.  Expressed as a percentage, this is the ratio of net losses and loss adjustment expenses incurred to net premiums earned.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 to the Condensed Consolidated Financial Statements - “Accounting Policies” for information related to updated accounting policies.

Consolidated Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$28,726	$23,675	$5,051	21.3%
Assumed written premiums	20	3	17	566.7%
	28,746	23,678	5,068	21.4%
Ceded written premiums
Ceded to quota share treaties	15,863	13,473	2,390	17.7%
Ceded to excess of loss treaties	597	422	175	41.5%
Ceded to catastrophe treaties	996	586	410	70.0%
Catastrophe reinstatement (1)	325	-	325	n/a
Total ceded written premiums	17,781	14,481	3,300	22.8%

Net written premiums	10,965	9,197	1,768	19.2%
Change in net unearned premiums	(1,666)	(1,060)	(606)	57.2%
Net premiums earned	9,299	8,137	1,162	14.3%

Ceding commission revenue
Excluding the effect of catastrophes	6,475	6,968	(493)	(7.1	) %
Effect of catastrophes (1)	(1,847)	(1,153)	(694)	60.2%
Total ceding commission revenue	4,628	5,815	(1,187)	(20.4	) %
Net investment income	558	497	61	12.3%
Net realized gain on investments	355	46	309	671.7%
Other income	458	461	(3)	(0.7	) %
Total revenues	15,298	14,956	(342)	2.3%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,762	9,314	4,448	47.8%
Losses from catastrophes (1)	225	-	225	na
Total direct and assumed loss and loss adjustment expenses	13,987	9,314	4,673	50.2%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,207	4,627	3,580	77.4%
Losses from catastrophes (1)	69	-	69	na
Total ceded loss and loss adjustment expenses	8,276	4,627	3,649	78.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,555	4,687	868	18.5%
Losses from catastrophes (1)	156	-	156	na
Net loss and loss adjustment expenses	5,711	4,687	1,024	21.8%

Commission expense	4,195	3,477	718	20.6%
Other underwriting expenses	4,145	3,852	293	7.6%
Other operating expenses	471	574	(103)	(17.9	) %
Depreciation and amortization	307	297	10	3.4%
Interest expense	39	41	(2)	(4.9	) %
Total expenses	14,868	12,928	1,940	15.0%

Income from operations before taxes	430	2,028	1,598	(78.8	) %
Provision for income tax	171	702	(531)	(75.6	) %
Net income	$259	$1,326	$(1,067)	(80.5	) %

(1) For the six months ended June 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. For the six months ended June 30, 2012, includes the effects of Tropical Storm Irene (which we define as a catastrophe), which occurred between August 27, 2011 and August 29, 2011. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the six months ended June 30, 2013 (“2013”) were $28,726,000 compared to $23,675,000 during the six months ended June 30, 2012 (“2012”). The increase of $5,051,000, or 21.3%, was primarily due to an increase in policies in-force during 2013 as compared to 2012. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 21% as of June 30, 2013 compared to June 30, 2012. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums. State regulations enacted to protect victims of Superstorm Sandy prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). These regulations delayed cancellations and increased the amount of direct written premiums during the Moratorium Period in the fourth quarter of 2012. After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our growth rate in 2013.

Net written premiums increased $1,768,000, or 19.2%, to $10,965,000 in 2013 from $9,197,000 in 2012. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). As we increase our written premiums in our personal and commercial lines of business, which are both subject to quota shares, our written premiums ceded to quota shares will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2012, we decreased the quota share percentage in our commercial lines quota share treaty from 60% to 40%. Much of the premiums written under our personal lines is also subject to our catastrophe treaty. The increase in our personal lines business results in an increase in premiums ceded to our catastrophe treaty, resulting in a decrease in net written premiums. In 2013, we also incurred reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums.

 Net premiums earned increased $1,162,000, or 14.3%, to $9,299,000 in 2013 from $8,137,000 in 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$4,896	$4,060	$836	20.6%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,579	2,908	(1,329)	(45.7	) %
Effect of catastrophes on ceding commisions earned	(1,847)	(1,153)	(694)	60.2%
Contingent ceding commissions earned	(268)	1,755	(2,023)	(115.3	) %

Total ceding commission revenue	$4,628	$5,815	$(1,187)	(20.4	) %

Ceding commission revenue was $4,628,000 in 2013 compared to $5,815,000 in 2012. The decrease of $1,187,000, or 20.4%, was due to a decrease in contingent ceding commissions earned, offset by an increase provisional ceding commissions earned. We received a provisional ceding commission based on ceded written premiums. Our ceded written premiums under our personal lines quota share reinsurance treaty in 2013 totaled $13,699,000, and our provisional ceding commission was $4,818,000. The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled receive between 31% - 52% of a portion of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive.   For the six months ended June 30, 2013, the computation to arrive at contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $1,847,000.  The $836,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded. The $2,023,000 decrease in contingent ceding commissions earned is due to: (1) the effects of the additional losses resulting from Superstorm Sandy on our ceded net loss ratio in the 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $1,847,000, in accordance with the sliding scale discussed above, and (2) an increase in losses incurred under our personal lines and commercial auto quota share reinsurance treaties from prior year claims.

Net investment income was $558,000 in 2013 compared to $497,000 in 2012. The increase of $61,000, or 12.3%, was due to an increase in average invested assets in 2013 as compared to 2012 and an increased allocation to preferred shares, which generally carry a higher yield than debt, and receive advantageous tax treatment as compared to debt instruments from the same issuer. The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.56% and 5.27% at June 30, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $5,711,000 in 2013 compared to $4,687,000 in 2012. The net loss ratio was 61.4% in 2013 compared to 57.6% in 2012, an increase of 3.8 percentage points. The increase of 3.8 percentage points in our net loss ratio for 2013 as compared to 2012 is primarily due to an increase in loss ratios in our commercial auto line of business and underwriting pools for which we retain more of the earned premiums and losses.

Commission expense was $4,195,000 in 2013 or 16.6% of direct earned premiums. Commission expense was $3,477,000 in 2012 or 16.5% of direct earned premiums. The increase of $718,000 is due to the increase in direct written premiums in 2013 as compared to 2012.

Other underwriting expenses were $4,145,000 in 2013 compared to $3,852,000 in 2012. The increase of $293,000, or 7.6%, in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional salaries due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries, offset by a reduction in profit sharing compensation based on profitability due to lower profitability in 2013 compared to 2012. Other underwriting expenses as a percentage of direct written premiums was 14.4% in 2013 and 16.3% in 2012.

Other operating expenses, related to the corporate expenses of our holding company, were $471,000 in 2013 compared to $574,000 in 2012. The decrease in 2013 of $103,000, or 17.9%, was primarily due to decreases in employment costs.

Income tax expense in 2013 was $171,000 which resulted in an effective tax rate of 39.8%. Income tax expense in 2012 was $702,000, which resulted in an effective tax rate of 34.6%. Income before taxes was $430,000 in 2013 compared to $2,028,000 in 2012. The increase in the effective tax rate by 5.2% in 2013 is a result of permanent differences and state net operating loss valuation allowance having a greater impact on the effective tax rate in 2013 due to a lesser amount of book income in 2013 compared to 2012.

Net income was $259,000 in 2013 compared to $1,326,000 in 2012. The decrease in net income of $1,067,000 was due to the circumstances described above that caused the decrease in contingent ceding commission revenues, increases in our net loss ratio, other commission expense and underwriting expenses related to premium growth, offset by an increase in our net premiums earned.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$15,881	$12,439	$3,442	27.7%
Assumed written premiums	11	2	9	450.0%
	15,892	12,441	3,451	27.7%
Ceded written premiums
Ceded to quota share treaties	8,821	7,093	1,728	24.4%
Ceded to excess of loss treaties	335	220	115	52.3%
Ceded to catastrophe treaties	557	311	246	79.1%
Catastrophe reinstatement (1)	185	-	185	n/a
Total ceded written premiums	9,898	7,624	2,274	29.8%

Net written premiums	5,994	4,817	1,177	24.4%
Change in net unearned premiums	(1,318)	(652)	(666)	102.1%
Net premiums earned	4,676	4,165	511	12.3%

Ceding commission revenue
Excluding the effect of catastrophes	3,265	3,797	(532)	(14.0	) %
Effect of catastrophes (1)	(931)	(886)	(45)	5.1%
Total ceding commission revenue	2,334	2,911	(577)	(19.8	) %
Net investment income	275	230	45	19.6%
Net realized gain on investments	250	6	244	4,066.7%
Other income	244	222	22	9.9%
Total revenues	7,779	7,534	245	3.3%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,237	4,347	1,890	43.5%
Losses from catastrophes (1)	225	-	225	na
Total direct and assumed loss and loss adjustment expenses	6,462	4,347	2,115	48.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,152	1,938	1,214	62.6%
Losses from catastrophes (1)	69	-	69	na
Total ceded loss and loss adjustment expenses	3,221	1,938	1,283	66.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,085	2,409	676	28.1%
Losses from catastrophes (1)	156	-	156	na
Net loss and loss adjustment expenses	3,241	2,409	832	34.5%

Commission expense	2,079	1,806	273	15.1%
Other underwriting expenses	1,932	1,995	(63)	(3.2	) %
Other operating expenses	228	287	(59)	(20.6	) %
Depreciation and amortization	154	150	4	2.7%
Interest expense	18	20	(2)	(10.0	) %
Total expenses	7,652	6,667	985	14.8%

Income from operations before taxes	127	867	(740)	(85.4	) %
Provision for income tax	59	307	(248)	(80.8	) %
Net income	$68	$560	$(492)	(87.9	) %

(1) For the three months ended June 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. For the six months ended June 30, 2012, includes the effects of Tropical Storm Irene (which we define as a catastrophe), which occurred between August 27, 2011 and August 29, 2011. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended June 30, 2013 (“Q2 2013”) were $15,881,000 compared to $12,439,000 during the three months ended June 30, 2012 (“Q2 2012”). The increase of $3,442,000, or 27.7%, was primarily due to an increase in policies in-force during Q2 2013 as compared to Q2 2012. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 21% as of June 30, 2013 compared to June 30, 2012. In addition to the increase of policies in-force, we are also writing more policies which have higher premiums.

Net written premiums increased $1,177,000, or 24.4%, to $5,994,000 in Q2 2013 from $4,817,000 in Q2 2012. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). As we increase our written premiums in our personal and commercial lines of business, which are both subject to quota shares, our written premiums ceded to quota shares will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2012, we decreased the quota share percentage in our commercial lines quota share treaty from 60% to 40%. Much of the premiums written under our personal lines is also subject to our catastrophe treaty. The increase in our personal lines business results in an increase in premiums ceded to our catastrophe treaty, resulting in a decrease in net written premiums. In 2013, we also incurred reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums.

Net premiums earned increased $511,000, or 12.3%, to $4,676,000 in Q2 2013 from $4,165,000 in Q2 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$2,503	$2,075	$428	20.6%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	762	1,722	(960)	(55.7	) %
Effect of catastrophes on ceding commisions earned	(931)	(886)	(45)	5.1%
Contingent ceding commissions earned	(169)	836	(1,005)	(120.2	) %

Total ceding commission revenue	$2,334	$2,911	$(577)	(19.8	) %

Ceding commission revenue was $2,334,000 in Q2 2013 compared to $2,911,000 in Q2 2012. The decrease of $577,000, or 19.8%, was due to a decrease in contingent ceding commissions earned, offset by an increase provisional ceding commissions earned. We received a provisional ceding commission based on ceded written premiums. Our ceded written premiums under our personal lines quota share reinsurance treaty in Q2 2013 totaled $7,580,000, and our provisional ceding commission was $2,662,000. The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of a portion of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. For the three months ended June 30, 2013, the computation to arrive at contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $931,000.  The $428,000 increase in provisional ceding commissions earned is due to a net increase in the amount of premiums ceded. The $1,005,000 decrease in contingent ceding commissions earned is due to: (1) the effects of the additional losses resulting from Superstorm Sandy on our ceded net loss ratio in the 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $931,000, in accordance with the sliding scale as discussed above, and (2) an increase in losses incurred under our personal lines and commercial auto quota share reinsurance treaties from prior year claims.

Net investment income was $275,000 in Q2 2013 compared to $230,000 in Q2 2012. The increase of $45,000, or 19.6%, was due to an increase in average invested assets in Q2 2013 as compared to Q2 2012 and an increased allocation to preferred shares, which generally carry a higher yield than debt, and receive advantageous tax treatment as compared to debt instruments from the same issuer. The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.56% and 5.27% at June 30, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $3,241,000 in Q2 2013 compared to $2,409,000 in Q2 2012. The net loss ratio was 69.3% in Q2 2013 compared to 57.8% in Q2 2012, an increase of 11.5 percentage points. The increase of 11.5 percentage points in our net loss ratio for Q2 2013 as compared to Q2 2012 is primarily due to an increase in loss ratios in our commercial auto line of business and underwriting pools for which we retain more of the earned premiums and losses.

Commission expense was $2,079,000 in Q2 2013 or 16.0% of direct earned premiums. Commission expense was $1,806,000 in Q2 2012 or 16.8% of direct earned premiums. The increase of $273,000 is due to the increase in direct written premiums in Q2 2013 as compared to Q2 2012.

Other underwriting expenses were $1,932,000 in Q2 2013 compared to $1,995,000 in Q2 2012. The decrease of $63,000, or 3.2%, in other underwriting expenses was primarily due to a decrease in profit sharing compensation based on profitability due to lower profitability in Q2 2013 compared to Q2 2012, offset by an increase in expenses directly related to the increase in direct written premiums and additional salaries due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 12.2% in Q2 2013 and 16.0% in Q2 2012.

Other operating expenses, related to the corporate expenses of our holding company, were $228,000 in Q2 2013 compared to $287,000 in Q2 2012. The decrease in Q2 2013 of $59,000, or 20.6%, was primarily due to decreases in employment costs.

Income tax expense in Q2 2013 was $59,000 which resulted in an effective tax rate of 46.5%. Income tax expense in Q2 2012 was $307,000, which resulted in an effective tax rate of 35.4%. Income before taxes was $127,000 in Q2 2013 compared to $867,000 in Q2 2012. The increase in the effective tax rate by 11.1% in Q2 2013 is a result of permanent differences and state net operating loss valuation allowance having a greater impact on the effective tax rate in Q2 2013 due to a lesser amount of book income in Q2 2013 compared to Q2 2012.

Net income was $68,000 in Q2 2013 compared to $560,000 in Q2 2012. The decrease in net income of $492,000 was due to the circumstances described above that caused the decrease in contingent ceding commission revenues, increases in our net loss ratio, and other commission expense, offset by an increase in our net premiums earned and decrease in underwriting and other operating expenses.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues
Net premiums earned	$4,676,282	$4,164,572	$9,299,497	$8,137,107
Ceding commission revenue	2,334,431	2,910,858	4,628,142	5,814,514
Net investment income	275,031	229,879	558,318	497,396
Net realized gain on investments	249,893	6,160	355,018	45,560
Other income	152,111	124,247	268,792	239,297
Total revenues	7,687,748	7,435,716	15,109,767	14,733,874

Expenses
Loss and loss adjustment expenses	3,241,797	2,408,505	5,711,438	4,687,019
Commission expense	2,079,084	1,805,810	4,194,904	3,477,417
Other underwriting expenses	1,931,611	1,994,576	4,144,956	3,852,321
Depreciation and amortization	153,139	150,183	305,278	296,442
Total expenses	7,405,631	6,359,074	14,356,576	12,313,199

Income from operations	282,117	1,076,642	753,191	2,420,675
Income tax expense	96,161	353,760	252,164	770,597
Net income	$185,956	$722,882	$501,027	$1,650,078

Key Measures:
Net loss ratio	69.3%	57.8%	61.4%	57.6%
Net underwriting expense ratio	32.6%	18.4%	37.0%	15.7%
Net combined ratio	101.9%	76.2%	98.4%	73.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$4,010,695	$3,800,386	$8,339,860	$7,329,738
Less: Ceding commission revenue	(2,334,431)	(2,910,858)	(4,628,142)	(5,814,514)
Less: Other income	(152,111)	(124,247)	(268,792)	(239,297)
	$1,524,153	$765,281	$3,442,926	$1,275,927

Net earned premium	$4,676,282	$4,164,572	$9,299,497	$8,137,107

Net Underwriting Expense Ratio	32.6%	18.4%	37.0%	15.7%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2013 (unaudited)
Written premiums	$28,725,957	$20,047	$(17,781,254)	$10,964,750
Unearned premiums	(3,452,133)	28,569	1,758,311	(1,665,253)
Earned premiums	$25,273,824	$48,616	$(16,022,943)	$9,299,497

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,719,897	$41,999	$(8,207,099)	$5,554,797
Catastrophe loss	225,324	-	(68,683)	156,641
Loss and loss adjustment expenses	$13,945,221	$41,999	$(8,275,782)	$5,711,438

Loss ratio excluding the effect of catastrophes	54.3%	86.4%	51.2%	59.7%
Catastrophe loss	0.9%	0.0%	0.4%	1.7%
Loss ratio	55.2%	86.4%	51.6%	61.4%

Six months ended June 30, 2012 (unaudited)
Written premiums	$23,674,526	$3,199	$(14,480,602)	$9,197,123
Unearned premiums	(2,653,399)	3,912	1,589,471	(1,060,016)
Earned premiums	$21,021,127	$7,111	$(12,891,131)	$8,137,107

Loss and loss adjustment expenses exluding
the effect of catastrophes	$9,298,687	$14,907	$(4,626,575)	$4,687,019
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$9,298,687	$14,907	$(4,626,575)	$4,687,019

Loss ratio excluding the effect of catastrophes	44.2%	209.6%	35.9%	57.6%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	44.2%	209.6%	35.9%	57.6%

Three months ended June 30, 2013 (unaudited)
Written premiums	$15,881,121	$10,232	$(9,897,589)	$5,993,764
Unearned premiums	(2,873,166)	1,128	1,554,556	(1,317,482)
Earned premiums	$13,007,955	$11,360	$(8,343,033)	$4,676,282

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,213,188	$23,572	$(3,151,604)	$3,085,156
Catastrophe loss	225,324	-	(68,683)	156,641
Loss and loss adjustment expenses	$6,438,512	$23,572	$(3,220,287)	$3,241,797

Loss ratio excluding the effect of catastrophes	47.8%	207.5%	37.8%	66.0%
Catastrophe loss	1.7%	0.0%	0.8%	3.3%
Loss ratio	49.5%	207.5%	38.6%	69.3%

Three months ended June 30, 2012 (unaudited)
Written premiums	$12,438,801	$1,799	$(7,623,640)	$4,816,960
Unearned premiums	(1,681,258)	2,333	1,026,537	(652,388)
Earned premiums	$10,757,543	$4,132	$(6,597,103)	$4,164,572

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,342,618	$3,810	$(1,937,923)	$2,408,505
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,342,618	$3,810	$(1,937,923)	$2,408,505

Loss ratio excluding the effect of catastrophes	40.4%	92.2%	29.4%	57.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	40.4%	92.2%	29.4%	57.8%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net premiums earned	$4,676,282	$4,164,572	$9,299,497	$8,137,107
Ceding commission revenue (1)	2,334,431	2,910,858	4,628,142	5,814,514
Other income	152,111	124,247	268,792	239,297

Loss and loss adjustment expenses (2)	3,241,797	2,408,505	5,711,438	4,687,019

Acquistion costs and other underwriting expenses:
Commission expense	2,079,084	1,805,810	4,194,904	3,477,417
Other underwriting expenses	1,931,611	1,994,576	4,144,956	3,852,322
Total acquistion costs and other
underwriting expenses	4,010,695	3,800,386	8,339,860	7,329,739

Underwriting income	$(89,668)	$990,786	$145,133	$2,174,160

Key Measures:
Net loss ratio excluding the effect of catastrophes	66.0%	57.8%	59.7%	57.6%
Effect of catastrophe loss on loss ratio (2)	3.3%	0.0%	1.7%	0.0%
Net loss ratio	69.3%	57.8%	61.4%	57.6%

Net underwriting expense ratio excluding the
effect of catastrophes	12.7%	-2.9%	17.2%	1.5%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	19.9%	21.3%	19.8%	14.2%
Net underwriting expense ratio	32.6%	18.4%	37.0%	15.7%

Net combined ratio excluding the effect
of catastrophes	78.7%	54.9%	76.9%	59.1%
Effect of catastrophe loss on net combined
ratio (1) (2)	23.3%	21.3%	21.5%	14.2%
Net combined ratio	101.9%	76.2%	98.4%	73.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$4,010,695	$3,800,386	$8,339,860	$7,329,739
Less: Ceding commission revenue (1)	(2,334,431)	(2,910,858)	(4,628,142)	(5,814,514)
Less: Other income	(152,111)	(124,247)	(268,792)	(239,297)
	$1,524,153	$765,281	$3,442,926	$1,275,928

(1) The effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882 and $930,770 for the six months and three months ended June 30, 2013, respectively. The effect of Tropical Storm Irene, which occurred from August 27, 2011 to August 29, 2011, reduced contingent ceding commission revenue by $1,152,627 and $886,062 for the six months and three months ended June 30, 2012, respectively.

(2) Includes the sum of net catastrophe losses and loss adjustment expenses of $156,641 resulting from Superstorm Sandy for the six months and three months ended June 30, 2013. There were no net catastrophe losses and loss adjustment expenses for the six months and three months ended June 30, 2012.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2013 and December 31, 2012:

Available for Sale Securities

	June 30, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)

Political subdivisions of States,
Territories and Possessions	$5,192,989	$164,220	$(80,990)	$(11,909)	$5,264,309	17.8%

Corporate and other bonds
Industrial and miscellaneous	16,781,196	598,017	(247,662)	-	17,131,552	57.9%
Total fixed-maturity securities	21,974,185	762,237	(328,652)	(11,909)	22,395,861	75.7%
Equity Securities	6,875,848	443,529	(128,962)	-	7,190,415	24.3%
Total	$28,850,033	$1,205,766	$(457,614)	$(11,909)	$29,586,276	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	65.8%
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	83.2%
Equity Securities	5,073,977	373,294	(157,029)	-	5,290,242	16.8%
Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	100.0%

Held to Maturity Securities

June 30, 2013
(unaudited)

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,292	$95,771	$-	$-	$702,063	100.0%

December 31, 2012

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	100.0%

All held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

Contractual maturities of all held to maturity securities are greater than ten years.

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of June 30, 2013 and December 31, 2012 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	June 30, 2013		December 31, 2012
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	1,549,171	6.9%	2,226,603	8.5%
AA	3,981,714	17.8%	4,088,304	15.6%
A	6,103,165	27.3%	6,963,380	26.6%
BBB	10,761,811	48.0%	12,903,651	49.3%
Total	$22,395,861	100.0%	$26,181,938	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.70%	27.3	3.33%	27.8

Political subdivisions of States,
Territories and Possessions	4.28%	6.2	4.06%	6.1

Corporate and other bonds
Industrial and miscellaneous	4.91%	7.1	4.74%	7.3

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2013 and December 31, 2012, 54% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2013 and December 31, 2012, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,065,409	$(80,990)	5	$254,051	$(11,909)	3	$1,319,460	$(92,899)

Corporate and other
bonds industrial and
miscellaneous	4,921,387	(247,662)	24	-	-	-	4,921,387	(247,662)

Total fixed-maturity
securities	$5,986,796	$(328,652)	29	$254,051	$(11,909)	3	$6,240,847	$(340,561)

Equity Securities:
Preferred stocks	$2,704,500	$(89,440)	10	$-	$-	-	$2,704,500	$(89,440)
Common stocks	577,170	(39,522)	4	-	-	-	577,170	(39,522)

Total equity securities	$3,281,670	$(128,962)	14	$-	$-	-	$3,281,670	$(128,962)

Total	$9,268,466	$(457,614)	43	$254,051	$(11,909)	3	$9,522,517	$(469,523)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

There were 46 securities at June 30, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 33 securities at December 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. We may also receive cash dividends from KICO, subject to statutory restrictions. For the six months ended June 30, 2013, KICO paid dividends of $350,000 to us.

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. In January 2013, the line of credit was increased to $600,000. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The principal balance was reduced to zero in accordance with the terms of the credit line in 2013. The outstanding balance was $130,000 as of June 30, 2013. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

As of June 30, 2013, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2013	2012

Cash flows provided by (used in):
Operating activities	$1,711,211	$464,409
Investing activities	1,190,651	618,787
Financing activities	(757,174)	(230,598)
Net increase in cash and cash equivalents	2,144,688	852,598
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$4,384,700	$1,025,724

Net cash provided by operating activities was $1,711,000 in 2013 as compared to $464,000 provided in 2012. The $1,247,000 increase in cash flows provided by operating activities in 2013 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by a decrease in net income (adjusted for non-cash items) of $1,498,000.

 Net cash provided by investing activities was $1,191,000 in 2013 compared to $619,000 provided in 2012. The $572,000 increase in cash flows provided by investing activities is a result of the increase in sales of invested assets, offset by an increase in acquisitions of invested assets.

Net cash used in financing activities was $757,000 in 2013 compared to $231,000 used in 2012. The $526,000 increase in cash flows used in financing activities is a result of net repayments of $320,000 on our credit line in 2013 compared to no such payments in 2012, and increases of $122,000 in the purchase of treasury stock and $80,000 of dividends paid in 2013 compared to 2012.

Reinsurance

Our reinsurance treaties were renewed effective July 1, 2013. The single maximum risks to which we are subject under these treaties per occurence are as follows:

Treaty	Range of Loss	Risk Retained
Personal Lines	Initial $1,200,000	$300,000
	$1,200,000 - $2,900,000	None
	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $2,000,000	None
	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$300,000
	$400,000- $2,900,000	None
	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None
	Over $2,000,000	100%

Catastrophe	Initial $4,000,000	$1,000,000
	$4,000,000 - $90,000,000	None
	Over $90,000,000	100%

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/13-4/30/13	-		-		-	-
5/1/13-5/31/13	820	(1)	$5.24	(1)	-	-
6/1/13-6/30/13	31,680	(2)	$4.38	(2)	-	-
Total	32,500	(1)(2)	$4.40	(1)(2)	-	-

Shares purchased by “affiliated purchaser”.
Includes 1,680 shares purchased by “affiliated purchaser” at an average price per share of $5.22.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

3(a)	Restated Certificate of Incorporation, as amended1

3(b)	By-laws, as amended2

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

__________________________
1  Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
2   Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: August 14, 2013	By:	/s/ Barry B. Goldstein
Barry B. Goldstein President

Dated: August 14, 2013	By:	/s/ Victor Brodsky
Victor Brodsky Chief Financial Officer