Form 10-Q
period 2013-09-30
KINGSTONE COMPANIES, INC.
filed 2013-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 3,816,594 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4

Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	5
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited)	6
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 —	Controls and Procedures	54

PART II — OTHER INFORMATION		55

Item 1 —	Legal Proceedings	55
Item 1A —	Risk Factors	55
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3 —	Defaults Upon Senior Securities	55
Item 4 —	Mine Safety Disclosures	55
Item 5 —	Other Information	55
Item 6 —	Exhibits	56
Signatures		57
EXHIBIT 3(a)
EXHIBIT 3(b)
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
1 EXHIBIT 101.INS XBRL Instance Document
1 EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
1 EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
1 EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
1 EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $1,524,516 at September 30, 2013 and $779,026 at December 31, 2012)	$1,448,798	$606,281
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $24,853,190 at September 30, 2013 and $24,847,097 at December 31, 2012)	25,351,423	26,181,938
Equity securities, available-for-sale, at fair value (cost of $6,675,666 at September 30, 2013 and $5,073,977 at December 31, 2012)	6,789,724	5,290,242
Total investments	33,589,945	32,078,461
Cash and cash equivalents	4,186,660	2,240,012
Premiums receivable, net of provision for uncollectible amounts	8,202,728	7,766,825
Reinsurance receivables, net of provision for uncollectible amounts	36,124,555	38,902,782
Deferred policy acquisition costs	6,616,166	5,569,878
Intangible assets, net	2,828,172	3,184,958
Property and equipment, net of accumulated depreciation	2,021,764	1,868,422
Other assets	973,270	1,887,060
Total assets	$94,543,260	$93,498,398

Liabilities
Loss and loss adjustment expenses	$29,517,053	$30,485,532
Unearned premiums	31,460,618	26,012,363
Advance premiums	1,045,624	610,872
Reinsurance balances payable	3,217,230	1,820,527
Advance payments from catastrophe reinsurers	-	7,358,391
Deferred ceding commission revenue	6,580,394	4,877,030
Notes payable (includes payable to related parties of $378,000 at September 30, 2013 and December 31, 2012)	957,000	1,197,000
Accounts payable, accrued expenses and other liabilities	3,212,356	3,067,586
Income taxes payable	659,433	-
Deferred income taxes	859,361	1,787,281
Total liabilities	77,509,069	77,216,582

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares at September 30, 2013 and
1,000,000 shares at December 31, 2013; -0- shares issued and outstanding	-	-
Common stock, $.01 par value; authorized 20,000,000 shares at September 30, 2013 and 10,000,000 shares at December 31, 2012; issued 4,731,031 shares at September 30, 2013 and 4,730,357 shares at December 31, 2012; outstanding 3,811,573 shares at September 30, 2013 and 3,840,899 shares at December 31, 2012	47,311	47,304
Capital in excess of par	13,891,326	13,851,036
Accumulated other comprehensive income	404,112	1,023,729
Retained earnings	4,248,887	2,787,292
	18,591,636	17,709,361
Treasury stock, at cost, 919,458 shares at September 30, 2013 and 889,458 shares at December 31, 2012	(1,557,445)	(1,427,545)
Total stockholders' equity	17,034,191	16,281,816

Total liabilities and stockholders' equity	$94,543,260	$93,498,398

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Net premiums earned	$6,125,584	$4,416,506	$15,425,081	$12,553,613
Ceding commission revenue	3,611,544	2,711,431	8,239,686	8,525,945
Net investment income	294,348	242,159	852,666	739,555
Net realized gain on sale of investments	94,456	65,986	449,474	111,546
Other income	213,205	218,723	671,020	680,469
Total revenues	10,339,137	7,654,805	25,637,927	22,611,128

Expenses
Loss and loss adjustment expenses	2,439,132	2,691,402	8,150,570	7,378,421
Commission expense	2,563,055	1,952,583	6,757,959	5,430,000
Other underwriting expenses	2,611,736	2,004,331	6,756,692	5,856,653
Other operating expenses	279,214	226,505	750,357	800,834
Depreciation and amortization	165,524	150,351	472,495	447,372
Interest expense	19,188	19,781	58,293	60,677
Total expenses	8,077,849	7,044,953	22,946,366	19,973,957

Income from operations before taxes	2,261,288	609,852	2,691,561	2,637,171
Income tax expense	599,064	162,021	770,228	863,606
Net income	1,662,224	447,831	1,921,333	1,773,565

Other comprehensive income, net of tax
Gross unrealized investment holding (losses)
gains arising during period	(123,848)	533,877	(938,712)	1,275,632

Income tax benefit (expense) related to items of
other comprehensive income	42,041	(181,518)	319,095	(433,715)
Comprehensive income	$1,580,417	$800,190	$1,301,716	$2,615,482

Earnings per common share:
Basic	$0.44	$0.12	$0.50	$0.47
Diluted	$0.43	$0.11	$0.49	$0.47

Weighted average common shares outstanding
Basic	3,811,243	3,824,461	3,826,510	3,794,979
Diluted	3,887,840	3,936,167	3,903,427	3,884,172

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2013 (unaudited)

						Accumulated
						Other
					Capital	Comprehensive
	Preferred Stock		Common Stock		in Excess	Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2013	-	$-	4,730,357	$47,304	$13,851,036	$1,023,729	$2,787,292	889,458	$(1,427,545)	$16,281,816
Stock-based compensation	-	-	-	-	40,297	-	-	-	-	40,297
Exercise of stock options	-	-	674	7	(7)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	30,000	(129,900)	(129,900)
Dividends	-	-	-	-	-	-	(459,738)	-	-	(459,738)
Net income	-	-	-	-	-	-	1,921,333	-	-	1,921,333
Change in unrealized gains on available
for sale securities, net of tax	-	-	-	-	-	(619,617)	-	-	-	(619,617)
Balance, September 30, 2013	-	$-	4,731,031	$47,311	$13,891,326	$404,112	$4,248,887	919,458	$(1,557,445)	$17,034,191

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2013	2012

Cash flows provided by operating activities:
Net income	$1,921,333	$1,773,565
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain on sale of investments	(449,474)	(111,545)
Depreciation and amortization	472,495	447,372
Amortization of bond premium, net	135,352	88,127
Stock-based compensation	40,297	39,125
Excess tax benefit from exercise of stock options	-	(118,070)
Deferred income tax expense	(608,825)	(152,795)
(Increase) decrease in operating assets:
Premiums receivable, net	(435,903)	(1,074,941)
Receivables - reinsurance contracts	-	(933,588)
Reinsurance receivables, net	2,778,227	(3,301,475)
Deferred acquisition costs	(1,046,288)	(861,874)
Other assets	907,483	(446,020)
(Decrease) increase in operating liabilities:
Loss and loss adjustment expenses	(968,479)	3,802,428
Unearned premiums	5,448,255	4,026,336
Advance premiums	434,752	(47,518)
Reinsurance balances payable	1,396,703	403,020
Advance payments from catastrophe reinsurers	(7,358,391)	-
Deferred ceding commission revenue	1,703,364	679,873
Accounts payable, accrued expenses and other liabilities	804,203	(1,258,932)
Net cash flows provided by operating activities	5,175,104	2,953,088

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	(842,317)	-
Purchase - fixed-maturity securities available-for-sale	(5,253,804)	(2,264,507)
Purchase - equity securities	(5,081,161)	(1,873,253)
Sale or maturity - fixed-maturity securities available-for-sale	5,274,520	2,766,758
Sale - equity securities	3,747,729	1,001,247
Other investing activities	(243,785)	(22,405)
Net cash flows used in investing activities	(2,398,818)	(392,160)

Cash flows used in financing activities:
Proceeds from line of credit	310,000	465,000
Principal payments on line of credit	(550,000)	(415,000)
Proceeds from exercise of stock options	-	47,074
Withholding taxes paid on net exercise of stock options	-	(103,593)
Excess tax benefit from exercise of stock options	-	118,070
Purchase of treasury stock	(129,900)	(17,710)
Dividends paid	(459,738)	(380,046)
Net cash flows used in financing activities	(829,638)	(286,205)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2013	2012

Increase in cash and cash equivalents	$1,946,648	$2,274,723
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$4,186,660	$2,447,849

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$747,000	$1,853,000
Cash paid for interest	$76,100	$78,122

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 1, 2013. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3 – Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)
Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$6,389,133	$185,758	$(73,124)	$(3,833)	$6,497,934	$108,801

Corporate and other bonds
Industrial and miscellaneous	18,464,057	599,438	(207,697)	(2,309)	18,853,489	389,432
Total fixed-maturity securities	24,853,190	785,196	(280,821)	(6,142)	25,351,423	498,233

Equity Securities:
Preferred stocks	2,917,202	2,378	(263,351)	-	2,656,229	(260,973)
Common stocks	3,758,464	461,387	(86,356)	-	4,133,495	375,031
Total equity securities	6,675,666	463,765	(349,707)	-	6,789,724	114,058

Total	$31,528,856	$1,248,961	$(630,528)	$(6,142)	$32,141,147	$612,291

	December 31, 2012
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	$255,724

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	1,079,117
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	1,334,841

Equity Securities:
Preferred stocks	1,475,965	19,512	(11,130)	-	1,484,347	8,382
Common stocks	3,598,012	353,782	(145,899)	-	3,805,895	207,883
Total equity securities	5,073,977	373,294	(157,029)	-	5,290,242	216,265

Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	$1,551,106

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2013 and December 31, 2012 is shown below:

	September 30, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$1,012,528	$1,027,959	$546,952	$560,162
One to five years	8,510,310	8,936,702	9,031,248	9,569,943
Five to ten years	11,577,308	11,714,251	12,605,798	13,306,033
More than 10 years	3,753,044	3,672,511	2,663,099	2,745,800
Total	$24,853,190	$25,351,423	$24,847,097	$26,181,938

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
	(unaudited)

U.S. Treasury securities	$606,310	$69,719	$-	$-	$676,029	$69,719

Political subdivisions of States,
Territories and Possessions	207,665	-	(2,935)	-	204,730	(2,935)

Corporate and other bonds
Industrial and miscellaneous	634,823	8,934	-	-	643,757	8,934

Total	$1,448,798	$78,653	$(2,935)	$-	$1,524,516	$75,718

December 31, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$ 606,281	$ 172,745	$ -	$ -	$ 779,026	$ 172,745

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2013 and December 31, 2012 is shown below:

	September 30, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	842,488	848,487	-	-
More than 10 years	606,310	676,029	606,281	779,026
Total	$1,448,798	$1,524,516	$606,281	$779,026

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Income:
Fixed-maturity securities	$241,286	$249,315	$736,298	$710,585
Equity securities	117,916	49,279	297,760	197,518
Cash and cash equivalents	1	25	30	84
Other	(1,066)	2	10,751	6
Total	358,137	298,621	1,044,839	908,193
Expenses:
Investment expenses	63,789	56,462	192,173	168,638
Net investment income	$294,348	$242,159	$852,666	$739,555

Proceeds from the sale and maturity of fixed-maturity securities were $5,274,520 and $2,766,758 for the nine months ended September 30, 2013 and 2012, respectively.

Proceeds from the sale of equity securities were $3,747,729 and $1,001,247 for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Fixed-maturity securities:
Gross realized gains	$56,669	$60,349	$237,886	$153,695
Gross realized losses	-	-	(56,471)	(52,600)
	56,669	60,349	181,415	101,095

Equity securities:
Gross realized gains	79,593	7,735	369,582	40,019
Gross realized losses	(41,806)	(2,098)	(101,523)	(29,568)
	37,787	5,637	268,059	10,451

Net realized gains	$94,456	$65,986	$449,474	$111,546

Impairment Review

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2013, there were 42 securities that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the nine months ended September 30, 2013 and 2012. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2013 and December 31, 2012 as follows:

	September 30, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	1,372,233	(73,124)	5	36,263	(3,833)	1	1,408,496	(76,957)

Corporate and other
bonds industrial and
miscellaneous	4,771,560	(207,697)	17	302,423	(2,309)	1	5,073,983	(210,006)

Total fixed-maturity
securities	$6,143,793	$(280,821)	22	$338,686	$(6,142)	2	$6,482,479	$(286,963)

Equity Securities:
Preferred stocks	$2,345,104	$(263,351)	10	$-	$-	-	$2,345,104	$(263,351)
Common stocks	1,503,495	(86,356)	8	-	-	-	1,503,495	(86,356)

Total equity securities	$3,848,599	$(349,707)	18	$-	$-	-	$3,848,599	$(349,707)

Total	$9,992,392	$(630,528)	40	$338,686	$(6,142)	2	$10,331,078	$(636,670)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)
Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

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

The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, the Company considers prices and inputs that are current as of the measurement date. In periods of market dislocation, as characterized by current market conditions, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.

The Company’s investments are allocated among pricing input levels at September 30, 2013 and December 31, 2012 as follows:

	September 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
	(unaudited)
Fixed-maturity securities
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	6,498	-	6,498

Corporate and other
bonds industrial and
miscellaneous	11,067	7,786	-	18,853
Total fixed maturities	11,067	14,284	-	25,351
Equity securities	6,790	-	-	6,790
Total investments	$17,857	$14,284	$-	$32,141

	December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

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

Equity securities and fixed income securities available-for-sale: Fair value disclosures for these investments are included in “Note 3 - Investments.”

Cash and cash equivalents: The carrying values of cash and cash equivalents approximate their fair values because of the short-term nature of these instruments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Fixed-maturity investments held to maturity	$1,448,798	$1,524,516	$606,281	$779,026
Cash and cash equivalents	4,186,660	4,186,660	2,240,012	2,240,012
Premiums receivable	8,202,728	8,202,728	7,766,825	7,766,825
Reinsurance receivables	36,124,555	36,124,555	38,902,782	38,902,782
Real estate, net of accumulated depreciation	1,789,737	1,816,122	1,696,924	1,720,000
Reinsurance balances payable	3,217,230	3,217,230	1,820,527	1,820,527
Advance payments from catastrophe reinsurers	-	-	7,358,391	7,358,391
Notes payable (including related parties)	957,000	957,000	1,197,000	1,197,000

Note 6 – Property and Casualty Insurance Activity

Earned Premiums

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2013 (unaudited)
Premiums written	$44,651,570	$36,999	$(26,567,984)	$18,120,585
Change in unearned premiums	(5,465,632)	17,377	2,752,751	(2,695,504)
Premiums earned	$39,185,938	$54,376	$(23,815,233)	$15,425,081

Nine months ended September 30, 2012 (unaudited)
Premiums written	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Change in unearned premiums	(4,017,217)	(9,119)	1,817,614	(2,208,722)
Premiums earned	$32,422,667	$12,434	$(19,881,488)	$12,553,613

Three months ended September 30, 2013 (unaudited)
Premiums written	$15,925,613	$16,952	$(8,786,730)	$7,155,835
Change in unearned premiums	(2,013,499)	(11,192)	994,440	(1,030,251)
Premiums earned	$13,912,114	$5,760	$(7,792,290)	$6,125,584

Three months ended September 30, 2012 (unaudited)
Premiums written	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Change in unearned premiums	(1,363,818)	(13,031)	228,143	(1,148,706)
Premiums earned	$11,401,540	$5,323	$(6,990,357)	$4,416,506

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2013 (unaudited) and December 31, 2012 was approximately $1,000,000 and $611,000, respectively.

Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Nine months ended
	September 30,
	2013	2012
	(unaudited)
Balance at beginning of period	$30,485,532	$18,480,717
Less reinsurance recoverables	(18,419,694)	(10,001,060)
Net balance, beginning of period	12,065,838	8,479,657

Incurred related to:
Current year	7,467,756	6,554,087
Prior years	682,814	824,334
Total incurred	8,150,570	7,378,421

Paid related to:
Current year	2,458,940	2,572,948
Prior years	3,498,333	2,681,698
Total paid	5,957,273	5,254,646

Net balance at end of period	14,259,135	10,603,432
Add reinsurance recoverables	15,257,918	11,679,713
Balance at end of period	$29,517,053	$22,283,145

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $12,170,056 and $6,917,332 for the nine months ended September 30, 2013 and 2012, respectively.

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

Catastrophe Reinsurance

The Company has catastrophe reinsurance coverage with regard to losses of up to $90,000,000.  The initial $4,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that the Company retains $1,000,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $86,000,000 per catastrophe, the Company is 100% reinsured under its catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The reinsurance treaties, which were in effect as of June 30, 2013, provided for the following material terms:

Personal Lines

Personal Lines business, which includes homeowners, dwelling fire and canine legal liability insurance, was reinsured under a 75% quota share treaty which provided coverage with respect to losses of up to $1,000,000 per occurrence. An excess of loss contract provided 100% of coverage for the next $1,900,000 of losses for a total reinsurance coverage of $2,650,000 with respect to losses of up to $2,900,000 per occurrence. See “Catastrophe Reinsurance” below for a discussion of the Company’s reinsurance coverage with respect to its Personal Lines business in the event of a catastrophe.

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

Commercial Auto

Commercial auto policies were covered by an excess of loss reinsurance contract, which provided $1,750,000 of coverage in excess of $250,000.

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

The renewals of the Company’s reinsurance programs on July 1, 2013 and 2012 resulted in adjustments to ceded written premiums, net written premiums and provisional ceding commissions earned.  These adjustments were the result of the annual renewals and are not recurring on a quarterly basis:

Personal Lines Quota Share

On July 1, 2013, the Company’s provisional ceding commissions rate increased from 35% to 40%, and, as a result, the reinsurers were obligated to pay to the Company 5% of the ceded unearned premiums as of June 30, 2013. The additional provisional ceding commissions received will increase provisional ceding commission revenue as they are earned.

Commercial Lines Quota Share

On July 1, 2013, the change from a 40% quota share to a 25% quota share resulted in a decrease to ceded written premiums, as the quota share carriers were obligated to return to the Company 37.50% of the previously ceded unearned premiums.  On July 1, 2012, the change from a 60% quota share to a 40% quota share resulted in a decrease to ceded written premiums, as the quota share carriers were obligated to return to the Company 33.33% of the previously ceded unearned premiums.  The returned unearned premiums are then earned over the remaining life of the policies to which they relate.  On July 1, 2013 and 2012, along with the increase to net written premiums and net earned premiums, the Company was obligated to return to the reinsurers 37.50% and 33.33%, respectively, of the unearned provisional ceding commission previously received, which will reduce future ceding commission revenues as they are earned.

The Company received advance payments from catastrophe reinsurers related to Superstorm Sandy. As of September 30, 2013 and December 31, 2012, the balance of advance payments from catastrophe reinsurers which will be applied against unpaid losses when paid was $-0- and $7,358,391, respectively, and are included in “Advance payments from catastrophe reinsurers” in the condensed consolidated balance sheets.

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

As of September 30, 2013, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaty”) and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaty”). As of September 30, 2012, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2011/June 30, 2012 treaty year (“2011/2012 Treaty”) and the 2012/2013 Treaty.

As of September 30, 2013, the Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaty are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the nine months ended September 30, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty.

As of September 30, 2013, the Company’s estimated ultimate loss ratios attributable to contracts for the 2013/2014 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the three months ended September 30, 2013, the Company has recorded contingent ceding commissions earned with respect to the 2013/2014 Treaty.

As of September 30, 2012, the Company’s estimated ultimate loss ratios attributable to contracts for the 2012/2013 Treaty and 2011/2012 Treaty are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the nine months and three months ended September 30, 2012, the Company has recorded contingent ceding commissions earned with respect to the 2012/2013 Treaty and 2011/2012 Treaty.

Ceding commissions earned consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Provisional ceding commissions earned	$2,940,661	$2,171,391	$7,836,370	$6,231,106
Contingent ceding commissions earned	670,883	540,040	403,316	2,294,839
	$3,611,544	$2,711,431	$8,239,686	$8,525,945

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, through June 30, 2013, the culmination date of the 2012/2013 Treaty, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaty, which results in ceding commissions payable to reinsurers. The Company has recorded contingent ceding commissions earned for the three months ended September 30, 2013with respect to the 2013/2014 Treaty. Net contingent ceding commissions payable to reinsurers as of September 30, 2013 and December 31, 2012 was $174,569 and $807,415, respectively, and is included in “Reinsurance balances payable” in the condensed consolidated balance sheets.

Note 7 – Long-Term Debt

Long-term debt consists of:

	September 30, 2013			December 31, 2012
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
	(unaudited)

Notes payable	$747,000	$747,000	$-	$747,000	$-	$747,000
Bank line of credit	210,000	210,000	-	450,000	450,000	-
	$957,000	$957,000	$-	$1,197,000	$450,000	$747,000

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

Interest expense on the 2009/2010 Notes for the nine months ended September 30, 2013 and 2012 was approximately $53,000. Interest expense on the 2009/2010 Notes for the three months ended September 30, 2013 and 2012 was approximately $18,000.

Related party balances as of September 30, 2013 and December 31, 2012, under the 2009/2010 Notes are as follows:

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

Interest expense on related party borrowings for each of the nine months ended September 30, 2013 and 2012 was approximately $27,000. Interest expense on related party borrowings for each of the three months ended September 30, 2013 and 2012 was approximately $9,000.

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

The weighted average interest rate on the amount outstanding as of September 30, 2013 was 3.75%. There are no other fees in connection with this credit line.

Note 8 – Stockholders’ Equity

Preferred Stock

On August 13, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,500,000.

Common Stock

On August 13, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

Proposed Public Offering

On October 15 2013, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed public offering by the Company of $15,000,000 of its Common Stock. In addition, the Company intends to grant the underwriter a 30-day option to purchase up to an additional 15% of the number of shares offered to cover over-allotments, if any.

The Company intends to use the net proceeds of the offering (i) to contribute capital to its insurance subsidiary, KICO (subject to approval by New York State Department of Financial Services), to support growth, including possible product expansion; (ii) to repay indebtedness; and (iii) for general corporate purposes, which may include acquisitions.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

Dividend Declared

Dividends declared and paid on Common Stock were $459,738 and $380,046 for the nine months ended September 30, 2013 and 2012, respectively. Dividends declared and paid on Common Stock were $152,464 and $153,218 for the three months ended September 30, 2013 and 2012, respectively. The Company’s Board of Directors approved a quarterly dividend on November 12, 2013 of $.04 per share payable in cash on December 13, 2013 to stockholders of record as of November 29, 2013.

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 550,000 shares of Common Stock were permitted to be issued pursuant to options granted and restricted stock issued.  On August 13, 2013, the Company’s stockholders approved an increase in the number of shares authorized to be issued pursuant to the 2005 Plan from 550,000 to 700,000. Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the nine months ended September 30, 2013 and 2012 include stock-based stock option compensation expense totaling approximately $40,000 and $39,000, respectively. The results of operations for the three months ended September 30, 2013 and 2012 include stock-based stock option compensation expense totaling approximately $27,000 and $9,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 21% for the nine months and three months ended September 30, 2013 and 2012. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2013 and 2012 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2013 was $1.38 per share. No stock options were granted during the nine months ended September 30, 2012. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for grants during the nine months ended September 30, 2013:

Dividend Yield	3.14%
Volatility	46.71%
Risk-Free Interest Rate	.79%
Expected Life	3.25 years

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

A summary of option activity under the Company’s 2005 Plan for the nine months ended September 30, 2013 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	235,115	$2.58	2.24	$539,485

Granted	67,500	$5.09	-	$12,150
Exercised	(1,250)	$2.37	-	$(2,963)
Forfeited	-	$-	-	$-

Outstanding at September 30, 2013	301,365	$3.14	2.26	$642,056

Vested and Exercisable at September 30, 2013	240,740	$2.66	1.63	$628,344

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.27 closing price of the Company’s Common Stock on September 30, 2013.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). A total of 135,000 options were exercised during the nine months ended September 30, 2012.

As of September 30, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $60,000. Unamortized compensation cost as of September 30, 2013 is expected to be recognized over a remaining weighted-average vesting period of 1.56 years.

Note 9 – Income Taxes

Income taxes for the nine months ended September 30, 2013 and 2012 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed. The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the nine months ended September 30, 2013 and 2012 was 28.6% and 32.7%, respectively.

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

	September 30,	December 31,
	2013	2012
	(unaudited)
Deferred tax asset:
Net operating loss carryovers (1)	$260,121	$264,648
Claims reserve discount	370,539	313,544
Unearned premium	1,024,271	811,413
Deferred ceding commission revenue	2,237,332	1,658,190
Other	8,344	10,921
Total deferred tax assets	3,900,607	3,058,716

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,249,496	1,893,759
Intangibles	961,578	1,082,886
Depreciation and amortization	171,648	152,576
Reinsurance recoverable	-	20,400
Net unrealized appreciation of securities - available for sale	208,246	527,376
Total deferred tax liabilities	4,759,968	4,845,997

Net deferred income tax liability	$(859,361)	$(1,787,281)

(1) The deferred tax assets from net operating loss carryovers are as follows:

	September 30,	December 31,
Type of NOL	2013	2012	Expiration
State only (A)	$433,645	$380,810	December 31, 2033
Valuation allowance	(200,724)	(146,762)
State only, net of valuation allowance	232,921	234,048
Amount subject to Annual Limitation, federal only (B)	27,200	30,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$260,121	$264,648

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of September 30, 2013 and December 31, 2012 was approximately $5,184,000 and $4,588,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives, which expire between 2027 and 2033.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2013 and 2012. If any had been recognized these would be reported in income tax expense.

Note 10 – Net Income Per Common Share

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months and three months ended September 30, 2013, the inclusion of 16,120 and 28,159 options in the computation of diluted earnings per share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average number of shares outstanding	3,811,243	3,824,461	3,826,510	3,794,979
Effect of dilutive securities, common share equivalents	76,597	111,706	76,917	89,193

Weighted average number of shares outstanding,
used for computing diluted earnings per share	3,887,840	3,936,167	3,903,427	3,884,172

Note 11 – Commitments and Contingencies

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

Employment Agreement

Effective October 14, 2013, KICO entered into an amendment to its employment agreement with John D. Reiersen, its Executive Vice President (“the Amended Agreement”). The Amended Agreement extended the term of his employment agreement from December 31, 2014 to December 31, 2016, and effective January 1, 2015, Mr. Reiersen will receive a 5% increase in compensation.

Note 12 – Subsequent Event

Dividends Declared and Paid

On November 12, 2013, the Company’s Board of Directors approved a dividend of $.04 per share, or $152,664, payable in cash on December 13, 2013 to stockholders of record as of November 29, 2013.

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

Key Measures

We utilize the following key measures in analyzing the results of our insurance underwriting business:

Net loss ratio: The net loss ratio is a measure of the underwriting profitability of an insurance company’s business.  Expressed as a percentage, this is the ratio of net losses and loss adjustment expenses incurred to net premiums earned.

Net underwriting expense ratio:  The net underwriting expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs (the most significant being commissions paid to our producers) and other underwriting expenses less ceding commission revenue less other income to net premiums earned.

Net combined ratio:  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Underwriting income: Underwriting income is net pre-tax income attributable to our insurance underwriting business except for net investment income, net realized gains from investments, and depreciation and amortization (net premiums earned less expenses included in combined ratio). Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may affect the comparability of our results of operations to those of companies in similar businesses.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$44,652	$36,440	$8,212	22.5%
Assumed written premiums	37	22	15	68.2%
	44,689	36,462	8,227	22.6%
Ceded written premiums
Ceded to quota share treaties	24,440	20,053	4,387	21.9%
Ceded to excess of loss treaties	562	704	(142)	(20.2	) %
Ceded to catastrophe treaties	1,101	943	158	16.8%
Catastrophe reinstatement (1)	465	-	465	na
Total ceded written premiums	26,568	21,700	4,868	22.4%

Net written premiums	18,121	14,762	3,359	22.8%
Change in net unearned premiums	(2,696)	(2,208)	(488)	22.1%
Net premiums earned	15,425	12,554	2,871	22.9%

Ceding commission revenue
Excluding the effect of catastrophes	10,086	9,679	407	4.2%
Effect of catastrophes (1)	(1,847)	(1,153)	(694)	60.2%
Total ceding commission revenue	8,239	8,526	(287)	(3.4	) %
Net investment income	853	740	113	15.3%
Net realized gain on investments	449	112	337	300.9%
Other income	671	679	(8)	(1.2	) %
Total revenues	25,637	22,611	3,026	13.4%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,096	14,295	5,801	40.6%
Losses from catastrophes (1)	225	-	225	na
Total direct and assumed loss and loss adjustment expenses	20,321	14,295	6,026	42.2%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,981	6,917	5,064	73.2%
Losses from catastrophes (1)	189	-	189	na
Total ceded loss and loss adjustment expenses	12,170	6,917	5,253	75.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,115	7,378	737	10.0%
Losses from catastrophes (1)	36	-	36	na
Net loss and loss adjustment expenses	8,151	7,378	773	10.5%

Commission expense	6,758	5,430	1,328	24.5%
Other underwriting expenses	6,757	5,857	900	15.4%
Other operating expenses	750	801	(51)	(6.4	) %
Depreciation and amortization	472	447	25	5.6%
Interest expense	58	61	(3)	(4.9	) %
Total expenses	22,946	19,974	2,972	14.9%

Income from operations before taxes	2,691	2,637	54	2.0%
Provision for income tax	770	864	(94)	(10.9	) %
Net income	$1,921	$1,773	$148	8.3%

(1) For the nine months ended September 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. For the nine months ended September 30, 2012, includes the effects of Tropical Storm Irene (which we define as a catastrophe), which occurred between August 27, 2011 and August 29, 2011. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the nine months ended September 30, 2013 (“2013”) were $44,652,000 compared to $36,440,000 during the nine months ended September 30, 2012 (“2012”). The increase of $8,212,000, or 22.5%, was primarily due to an increase in policies in-force during 2013 as compared to 2012. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 19.8% as of September 30, 2013 compared to September 30, 2012. In addition to the increase of policies in-force, we are also writing more policies, which have higher premiums. State regulations enacted to protect victims of Superstorm Sandy prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). These regulations delayed cancellations and increased the amount of direct written premiums during the Moratorium Period in the fourth quarter of 2012. After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our growth rate in 2013.

Net written premiums increased $3,359,000, or 22.8%, to $18,121,000 in 2013 from $14,762,000 in 2012. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). As we increase our written premiums in our personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines, except for commercial auto policies, quota share treaty from 40% to 25% and effective July 1, 2012, we decreased the quota share percentage in our commercial lines, except for commercial auto policies,  quota share treaty from 60% to 40%. Much of the premiums written under our personal lines is also subject to our catastrophe treaty. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaty, resulting in a decrease in net written premiums. Effective July 1, 2013, following the expiration of our catastrophe treaty on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $444,000 to premiums ceded to our catastrophe treaty and the recognition of such amount in the third quarter as a one-time addition to net premiums earned. In 2013, we also incurred reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums. Effective July 1, 2013, following the expiration of our excess of loss treaty on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $138,000 to premiums ceded to our excess of loss treaty and the recognition of such amount in the third quarter as a one-time addition to net premiums earned.

 Net premiums earned increased $2,871,000, or 22.9%, to $15,425,000 in 2013 from $12,554,000 in 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012. The increase in net premiums earned was also due to the effect of the catastrophe and excess of loss ceded premium reconciliations as discussed above.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$7,836	$6,231	$1,605	25.8%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	2,250	3,448	(1,198)	(34.7	) %
Effect of catastrophes on ceding commisions earned	(1,847)	(1,153)	(694)	60.2%
Contingent ceding commissions earned	403	2,295	(1,892)	(82.4	) %

Total ceding commission revenue	$8,239	$8,526	$(287)	(3.4	) %

Ceding commission revenue was $8,239,000 in 2013 compared to $8,526,000 in 2012. The decrease of $287,000, or 3.4%, was due to a decrease in contingent ceding commissions earned, offset by an increase provisional ceding commissions earned. We received a provisional ceding commission based on ceded written premiums. The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). Our ceded written premiums in 2013 under the 2012/2013 Treaty totaled $13,699,000, and our provisional ceding commission was $4,818,000. The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled receive between 31% - 52% of a portion of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. For the nine months ended September 30, 2013, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $1,847,000.  The $1,605,000 increase in provisional ceding commissions earned is due to: (1) a net increase in the amount of premiums ceded and (2) an increase in our provisional ceding commission rate effective July 1, 2013. The increases in provisional ceding commissions earned were offset by a decrease in our commercial lines quota share percentage effective July 1, 2013. The $1,892,000 decrease in contingent ceding commissions earned is due to: (1) the effects of the additional losses resulting from Superstorm Sandy on our ceded net loss ratio in the 2012/2013 Treaty, which reduced our contingent ceding commission revenue by $1,847,000, in accordance with the sliding scale discussed above, and (2) an increase in losses incurred under our personal lines and commercial auto quota share reinsurance treaties from prior year claims.

Net investment income was $853,000 in 2013 compared to $740,000 in 2012. The increase of $113,000, or 15.3%, was due to an increase in average invested assets in 2013 as compared to 2012 and an increased allocation to preferred shares, which generally carry a higher yield than debt, and receive advantageous tax treatment as compared to debt instruments from the same issuer. The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.40% and 4.99% at September 30, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $8,151,000 in 2013 compared to $7,378,000 in 2012. The net loss ratio was 52.8% in 2013 compared to 58.8% in 2012, a decrease of 6.0 percentage points. The decrease of 6.0 percentage points in our net loss ratio for 2013 as compared to 2012 is primarily due to a decrease in loss ratios in our commercial lines of business and the effect of catastrophe and excess of loss ceded premium reconciliations on our net earned premiums as discussed above.

Commission expense was $6,758,000 in 2013 or 17.2% of direct earned premiums. Commission expense was $5,430,000 in 2012 or 16.7% of direct earned premiums. The increase of $1,328,000 is due to the increase in direct written premiums in 2013 as compared to 2012 and an increase in contingent commissions as a result of the decrease in our loss ratios.

Other underwriting expenses were $6,757,000 in 2013 compared to $5,857,000 in 2012. The increase of $900,000, or 15.4%, in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional salaries due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 15.1% in 2013 and 16.1% in 2012.

Other operating expenses, related to the corporate expenses of our holding company, were $750,000 in 2013 compared to $801,000 in 2012. The decrease in 2013 of $51,000, or 6.4%, was primarily due to decreases in employment costs and a decrease in occupancy costs due the relocation of our corporate office from a standalone location to our existing Kingston, New York office.

Income tax expense in 2013 was $770,000, which resulted in an effective tax rate of 28.6%. Income tax expense in 2012 was $864,000, which resulted in an effective tax rate of 32.7%. Income before taxes was $2,691,000 in 2013 compared to $2,637,000 in 2012. The decrease in the effective tax rate by 4.1% in 2013 is a result of increases in permanent differences, tax true-ups and state net operating loss valuation allowance.

Net income was $1,921,000 in 2013 compared to $1,773,000 in 2012. The increase in net income of $148,000 was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions and decrease in our net loss ratio, offset by decreases in our contingent ceding commission revenues, other commission expense and underwriting expenses related to premium growth.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$15,926	$12,765	$3,161	24.8%
Assumed written premiums	17	19	(2)	(10.5	) %
	15,943	12,784	3,159	24.7%
Ceded written premiums
Ceded to quota share treaties	8,577	6,580	1,997	30.3%
Ceded to excess of loss treaties	(35)	282	(317)	(112.4	) %
Ceded to catastrophe treaties	105	357	(252)	(70.6	) %
Catastrophe reinstatement (1)	140	-	140	na
Total ceded written premiums	8,787	7,219	1,568	21.7%

Net written premiums	7,156	5,565	1,591	28.6%
Change in net unearned premiums	(1,030)	(1,148)	118	(10.3	) %
Net premiums earned	6,126	4,417	1,709	38.7%

Ceding commission revenue
Excluding the effect of catastrophes	3,612	2,711	901	33.2%
Effect of catastrophes (1)	-	-	-	na %
Total ceding commission revenue	3,612	2,711	901	33.2%
Net investment income	294	242	52	21.5%
Net realized gain on investments	94	66	28	42.4%
Other income	213	218	(5)	(2.3	) %
Total revenues	10,339	7,654	2,685	35.1%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,333	4,981	1,352	27.1%
Losses from catastrophes (1)	-	-	-	na
Total direct and assumed loss and loss adjustment expenses	6,333	4,981	1,352	27.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,774	2,290	1,484	64.8%
Losses from catastrophes (1)	120	-	120	na
Total ceded loss and loss adjustment expenses	3,894	2,290	1,604	70.0%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,559	2,691	(132)	(4.9	) %
Losses from catastrophes (1)	(120)	-	(120)	na
Net loss and loss adjustment expenses	2,439	2,691	(252)	(9.4	) %

Commission expense	2,563	1,953	610	31.2%
Other underwriting expenses	2,612	2,004	608	30.3%
Other operating expenses	279	227	52	22.9%
Depreciation and amortization	166	150	16	10.7%
Interest expense	19	20	(1)	(5.0	) %
Total expenses	8,078	7,045	1,033	14.7%

Income from operations before taxes	2,261	609	1,652	271.3%
Provision for income tax	599	162	437	269.8%
Net income	$1,662	$447	$1,215	271.8%

(1) For the three months ended September 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. For the three months ended September 30, 2012, includes the effects of Tropical Storm Irene (which we define as a catastrophe), which occurred between August 27, 2011 and August 29, 2011. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the three months ended September 30, 2013 (“Q3 2013”) were $15,926,000 compared to $12,765,000 during the three months ended September 30, 2012 (“Q3 2012”). The increase of $3,161,000, or 24.8%, was primarily due to an increase in policies in-force during Q3 2013 as compared to Q3 2012. We wrote more policies as a result of an increase in demand for the products in the markets that we serve. Policies in-force increased by 19.8% as of September 30, 2013 compared to September 30, 2012. In addition to the increase of policies in-force, we are also writing more policies, which have higher premiums.

Net written premiums increased $1,591,000, or 28.6%, to $7,156,000 in Q3 2013 from $5,565,000 in Q3 2012. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). As we increase our written premiums in our personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines , except for commercial auto policies, quota share treaty from 40% to 25% and effective July 1, 2012, we decreased the quota share percentage in our commercial lines , except for commercial auto policies, quota share treaty from 60% to 40%. Much of the premiums written under our personal lines is also subject to our catastrophe treaty resulting in a decrease in net written premiums. The increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaty, resulting in a decrease in net written premiums. Effective July 1, 2013, following the expiration of our catastrophe treaty on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $444,000 to premiums ceded to our catastrophe treaty and the recognition of such amount in the third quarter as a one-time addition to net premiums earned. In 2013, we also incurred reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums. Effective July 1, 2013, following the expiration of our excess of loss treaty on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $138,000 to premiums ceded to our excess of loss treaty and the recognition of such amount in the third quarter as a one-time addition to net premiums earned.

Net premiums earned increased $1,709,000, or 38.7%, to $6,126,000 in Q3 2013 from $4,417,000 in Q3 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012. The increase in net premiums earned was also due to the effect of the catastrophe and excess of loss ceded premium reconciliations as discussed above.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$2,941	$2,171	$770	35.5%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	671	540	131	24.3%
Effect of catastrophes on ceding commisions earned	-	-	-	na %
Contingent ceding commissions earned	671	540	131	24.3%

Total ceding commission revenue	$3,612	$2,711	$901	33.2%

Ceding commission revenue was $3,612,000 in Q3 2013 compared to $2,711,000 in Q3 2012. The increase of $901,000, or 33.2%, was due to increases in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums. In 2013, our personal lines reinsurance quota share treaty was renewed to cover the two year period from July 1, 2013 to June 30, 2015. In 2012, the term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013. The $770,000 increase in provisional ceding commissions earned is due to: (1) a net increase in the amount of premiums ceded and (2) an increase in our personal lines provisional ceding commission rate effective July 1, 2013. The increases in in provisional ceding commissions earned were offset by a decrease in our commercial lines quota share percentage effective July 1, 2013. The $131,000 increase in contingent ceding commissions earned is due to a decrease in the amount of adjustments to losses incurred under our quota share reinsurance treaties from prior year claims.

Net investment income was $294,000 in Q3 2013 compared to $242,000 in Q3 2012. The increase of $52,000, or 21.5%, was due to an increase in average invested assets in Q3 2013 as compared to Q3 2012 and an increased allocation to preferred shares, which generally carry a higher yield than debt, and receive advantageous tax treatment as compared to debt instruments from the same issuer. The increase in cash and invested assets resulted primarily from increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.40% and 4.99% at September 30, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $2,439,000 in Q3 2013 compared to $2,691,000 in Q3 2012. The net loss ratio was 39.8% in Q3 2013 compared to 60.9% in Q3 2012, a decrease of 21.1 percentage points. The decrease of 21.1 percentage points in our net loss ratio for Q3 2013 as compared to Q3 2012 is due to: (1) a decrease in loss ratios in our commercial lines, commercial auto and for hire lines of business, offset by an increase in our personal lines of business and (2) the effect of catastrophe and excess of loss ceded premium reconciliations on our net earned premiums as discussed above. See table below summarizing loss ratios by lines of business.

Commission expense was $2,563,000 in Q3 2013 or 18.4% of direct earned premiums. Commission expense was $1,953,000 in Q3 2012 or 17.1% of direct earned premiums. The increase of $610,000 is due to the increase in direct written premiums in Q3 2013 as compared to Q3 2012 and an increase in contingent commissions as a result of the decrease in our loss ratios.

Other underwriting expenses were $2,612,000 in Q3 2013 compared to $2,004,000 in Q3 2012. The increase of $608,000, or 30.3%, in other underwriting expenses was primarily due to increases in: (1) profit sharing compensation due to higher profitability in 2013 compared to 2012, (2) expenses directly related to the increase in direct written premiums, and (3) additional salaries due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 16.4% in Q3 2013 and 15.7% in Q3 2012.

Other operating expenses, related to the corporate expenses of our holding company, were $279,000 in Q3 2013 compared to $227,000 in Q3 2012. The increase in Q3 2013 of $52,000, or 22.9%, was primarily due to increases in profit sharing compensation due to higher profitability in Q3 2013 compared to Q3 2012 and stock-based compensation resulting from options granted in Q3 2013, offset by a decrease in occupancy costs due the relocation of our corporate office from a standalone location to our existing Kingston, New York office.

Income tax expense in Q3 2013 was $599,000, which resulted in an effective tax rate of 26.5%. Income tax expense in Q3 2012 was $162,000, which resulted in an effective tax rate of 26.6%. Income before taxes was $2,261,000 in Q3 2013 compared to $609,000 in Q3 2012. The decrease in the effective tax rate by .1% in Q3 2013 is a result of net insignificant differences in the various components of income tax expense.

Net income was $1,662,000 in Q3 2013 compared to $447,000 in Q3 2012. The increase in net income of $1,215,000 was due to the circumstances described above that caused the increase in our net premiums earned, ceding commission revenue and decrease in our net loss ratio, offset by increases in other commission expense and underwriting expenses related to profitability and premium growth.

Additional Financial Information

We operate our business as one segment, property and casualty insurance. Within this segment we offer a wide array of property and casualty policies to our producers. The following table summarizes gross and net premiums written, net premiums earned, and loss and loss adjustment expenses by major product type, which were determined based primarily on similar economic characteristics and risks of loss.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross premiums written:
Personal lines	$12,018,988	$9,191,812	$31,665,543	$24,743,395
Commercial lines	2,274,172	1,948,274	7,055,663	5,904,583
Commercial auto	990,615	1,228,608	4,030,696	4,516,536
Livery physical damage and other(1)	658,790	415,018	1,936,667	1,296,923
Total	$15,942,565	$12,783,712	$44,688,569	$36,461,437

Net premiums written:
Personal lines	$3,116,347	$2,257,805	$7,366,911	$5,938,440
Commercial lines	2,346,864	1,824,861	4,915,389	3,353,117
Commercial auto	1,055,491	1,087,689	3,972,296	4,242,290
Livery physical damage and other(1)	637,133	394,857	1,865,989	1,228,488
Total	$7,155,835	$5,565,212	$18,120,585	$14,762,335

Net premiums earned:
Personal lines	$2,576,575	$1,826,933	$6,140,241	$5,039,198
Commercial lines	1,651,827	858,405	3,793,556	2,039,124
Commercial auto	1,358,744	1,338,436	3,976,237	4,239,765
Livery physical damage and other(1)	538,438	392,732	1,515,047	1,235,526
Total	$6,125,584	$4,416,506	$15,425,081	$12,553,613

Net loss and loss adjustment expenses:
Personal lines	$1,056,178	$695,930	$2,674,057	$1,953,519
Commercial lines	318,650	236,393	748,008	679,911
Commercial auto	805,003	1,251,404	3,291,147	3,524,263
Livery physical damage and other(1)	24,659	308,091	870,916	625,686
Unallocated loss adjustment expenses	234,642	199,584	566,442	595,042
Total	$2,439,132	$2,691,402	$8,150,570	$7,378,421

Net loss ratio:
Personal lines	41.0%	38.1%	43.5%	38.8%
Commercial lines	19.3%	27.5%	19.7%	33.3%
Commercial auto	59.2%	93.5%	82.8%	83.1%
Livery physical damage and other(1)	4.6%	78.4%	57.5%	50.6%
Total	39.8%	60.9%	52.8%	58.8%

(1)
Livery physical damage and other includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association. For the nine months and three months ended September 30, 2013, we incurred net loss recoveries of $61,000 and $217,000 from Superstorm Sandy with respect to the joint underwriting association. Excluding the effects of Superstorm Sandy with respect to the joint underwriting association, the net loss and loss adjustment ratio for livery physical damage and other would have been 61.5% and 44.9% for the nine months and three months ended September 30, 2013.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Net premiums earned	$6,125,584	$4,416,506	$15,425,081	$12,553,613
Ceding commission revenue	3,611,544	2,711,431	8,239,686	8,525,945
Net investment income	294,348	242,159	852,666	739,555
Net realized gain on investments	94,456	65,986	449,474	111,546
Other income	141,175	129,788	409,967	369,085
Total revenues	10,267,107	7,565,870	25,376,874	22,299,744

Expenses
Loss and loss adjustment expenses	2,439,132	2,691,402	8,150,570	7,378,421
Commission expense	2,563,055	1,952,583	6,757,959	5,430,000
Other underwriting expenses	2,611,736	2,004,331	6,756,692	5,856,652
Depreciation and amortization	164,677	150,061	469,955	446,503
Total expenses	7,778,600	6,798,377	22,135,176	19,111,576

Income from operations	2,488,507	767,493	3,241,698	3,188,168
Income tax expense	719,270	242,037	971,434	1,012,634
Net income	$1,769,237	$525,456	$2,270,264	$2,175,534

Key Measures:
Net loss ratio	39.8%	60.9%	52.8%	58.8%
Net underwriting expense ratio	23.2%	25.3%	31.5%	19.1%
Net combined ratio	63.0%	86.2%	84.3%	77.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,174,791	$3,956,914	$13,514,651	$11,286,652
Less: Ceding commission revenue	(3,611,544)	(2,711,431)	(8,239,686)	(8,525,945)
Less: Other income	(141,175)	(129,788)	(409,967)	(369,085)
	$1,422,072	$1,115,695	$4,864,998	$2,391,622

Net earned premium	$6,125,584	$4,416,506	$15,425,081	$12,553,613

Net Underwriting Expense Ratio	23.2%	25.3%	31.5%	19.1%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2013 (unaudited)
Written premiums	$44,651,570	$36,999	$(26,567,984)	$18,120,585
Unearned premiums	(5,465,632)	17,377	2,752,751	(2,695,504)
Earned premiums	$39,185,938	$54,376	$(23,815,233)	$15,425,081

Loss and loss adjustment expenses exluding
the effect of catastrophes	$20,052,963	$42,339	$(11,980,965)	$8,114,337
Catastrophe loss	225,324	-	(189,091)	36,233
Loss and loss adjustment expenses	$20,278,287	$42,339	$(12,170,056)	$8,150,570

Loss ratio excluding the effect of catastrophes	51.2%	77.9%	50.3%	52.6%
Catastrophe loss	0.6%	0.0%	0.8%	0.2%
Loss ratio	51.8%	77.9%	51.1%	52.8%

Nine months ended September 30, 2012 (unaudited)
Written premiums	$36,439,884	$21,553	$(21,699,102)	$14,762,335
Unearned premiums	(4,017,217)	(9,119)	1,817,614	(2,208,722)
Earned premiums	$32,422,667	$12,434	$(19,881,488)	$12,553,613

Loss and loss adjustment expenses exluding
the effect of catastrophes	$14,268,577	$27,176	$(6,917,332)	$7,378,421
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$14,268,577	$27,176	$(6,917,332)	$7,378,421

Loss ratio excluding the effect of catastrophes	44.0%	218.6%	34.8%	58.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	44.0%	218.6%	34.8%	58.8%

Three months ended September 30, 2013 (unaudited)
Written premiums	$15,925,613	$16,952	$(8,786,730)	$7,155,835
Unearned premiums	(2,013,499)	(11,192)	994,440	(1,030,251)
Earned premiums	$13,912,114	$5,760	$(7,792,290)	$6,125,584

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,333,066	$340	$(3,773,866)	$2,559,540
Catastrophe loss	-	-	(120,408)	(120,408)
Loss and loss adjustment expenses	$6,333,066	$340	$(3,894,274)	$2,439,132

Loss ratio excluding the effect of catastrophes	45.5%	5.9%	48.5%	41.8%
Catastrophe loss	0.0%	0.0%	1.5%	-2.0%
Loss ratio	45.5%	5.9%	50.0%	39.8%

Three months ended September 30, 2012 (unaudited)
Written premiums	$12,765,358	$18,354	$(7,218,500)	$5,565,212
Unearned premiums	(1,363,818)	(13,031)	228,143	(1,148,706)
Earned premiums	$11,401,540	$5,323	$(6,990,357)	$4,416,506

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,969,890	$12,269	$(2,290,757)	$2,691,402
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,969,890	$12,269	$(2,290,757)	$2,691,402

Loss ratio excluding the effect of catastrophes	43.6%	230.5%	32.8%	60.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	43.6%	230.5%	32.8%	60.9%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net premiums earned	$6,125,584	$4,416,506	$15,425,081	$12,553,613
Ceding commission revenue (1)	3,611,544	2,711,431	8,239,686	8,525,945
Other income	141,175	129,788	409,967	369,085

Loss and loss adjustment expenses (2)	2,439,132	2,691,402	8,150,570	7,378,421

Acquistion costs and other underwriting expenses:
Commission expense	2,563,055	1,952,583	6,757,959	5,430,000
Other underwriting expenses	2,611,736	2,004,331	6,756,692	5,856,653
Total acquistion costs and other
underwriting expenses	5,174,791	3,956,914	13,514,651	11,286,653

Underwriting income	$2,264,380	$609,409	$2,409,513	$2,783,569

Key Measures:
Net loss ratio excluding the effect of catastrophes	43.4%	60.9%	52.6%	58.8%
Effect of catastrophe loss on loss ratio (2)	-3.6%	0.0%	0.2%	0.0%
Net loss ratio	39.8%	60.9%	52.8%	58.8%

Net underwriting expense ratio excluding the
effect of catastrophes	23.2%	25.3%	19.6%	9.9%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)0.0%		0.0%	11.9%	9.2%
Net underwriting expense ratio	23.2%	25.3%	31.5%	19.1%

Net combined ratio excluding the effect
of catastrophes	65.0%	86.2%	72.2%	68.6%
Effect of catastrophe loss on net combined
ratio (1) (2)	-2.0%	0.0%	12.1%	9.2%
Net combined ratio	63.0%	86.2%	84.3%	77.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,174,791	$3,956,914	$13,514,651	$11,286,653
Less: Ceding commission revenue (1)	(3,611,544)	(2,711,431)	(8,239,686)	(8,525,945)
Less: Other income	(141,175)	(129,788)	(409,967)	(369,085)
	$1,422,072	$1,115,695	$4,864,998	$2,391,623

(1) The effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882 and $-0- for the nine months and three months ended September 30, 2013, respectively. The effect of Tropical Storm Irene, which occurred from August 27, 2011 to August 29, 2011, reduced contingent ceding commission revenue by $1,152,627 and $-0- for the nine months and three months ended September 30, 2012, respectively.

(2) Includes the sum of recoveries from net catastrophe losses and loss adjustment expenses of $60,494 and $217,135 resulting from Superstorm Sandy for the nine months and three months ended September 30, 2013. There were no net catastrophe losses and loss adjustment expenses for the nine months and three months ended September 30, 2012.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2013 and December 31, 2012:

Available for Sale Securities

	September 30, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value
	(unaudited)
Political subdivisions of States,
Territories and Possessions	$6,389,133	$185,759	$(73,124)	$(3,833)	$6,497,934	20.2%

Corporate and other bonds
Industrial and miscellaneous	18,464,057	599,437	(207,697)	(2,309)	18,853,489	58.7%
Total fixed-maturity securities	24,853,190	785,196	(280,821)	(6,142)	25,351,423	78.9%
Equity Securities	6,675,666	463,765	(349,707)	-	6,789,724	21.1%
Total	$31,528,856	$1,248,961	$(630,528)	$(6,142)	$32,141,147	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	65.8%
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	83.2%
Equity Securities	5,073,977	373,294	(157,029)	-	5,290,242	16.8%
Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	100.0%

Held to Maturity Securities

	September 30, 2013
	(unaudited)

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,310	$69,719	$-	$-	$676,029	44.4%

Political subdivisions of States,
Territories and Possessions	207,665	-	(2,935)	-	204,730	13.4%

Corporate and other bonds
Industrial and miscellaneous	634,823	8,934	-	-	643,757	42.2%

Total	$1,448,798	$78,653	$(2,935)	$-	$1,524,516	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2013 and December 31, 2012 is shown below:

	September 30, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
	(unaudited)
Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	842,488	848,487	-	-
More than 10 years	606,310	676,029	606,281	779,026
Total	$1,448,798	$1,524,516	$606,281	$779,026

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of September 30, 2013 and December 31, 2012 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	September 30, 2013		December 31, 2012
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
	(unaudited)
Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	1,974,292	7.8%	2,226,603	8.5%
AA	4,429,263	17.5%	4,088,304	15.6%
A	7,096,480	28.0%	6,963,380	26.6%
BBB	11,851,388	46.7%	12,903,651	49.3%
Total	$25,351,423	100.0%	$26,181,938	100.0%

The table below summarizes the average duration by type of fixed-maturity security as well as detailing the average yield as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Average	Duration in	Average	Duration in
Category	Yield %	Years	Yield %	Years
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.84%	27.1	3.33%	27.8

Political subdivisions of States,
Territories and Possessions	4.34%	6.9	4.06%	6.1

Corporate and other bonds
Industrial and miscellaneous	4.79%	7.0	4.74%	7.3

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2013 and December 31, 2012, 56% and 54%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2013 and December 31, 2012, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available for sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
	(unaudited)
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	1,372,233	(73,124)	5	36,263	(3,833)	1	1,408,496	(76,957)

Corporate and other
bonds industrial and
miscellaneous	4,771,560	(207,697)	17	302,423	(2,309)	1	5,073,983	(210,006)

Total fixed-maturity
securities	$6,143,793	$(280,821)	22	$338,686	$(6,142)	2	$6,482,479	$(286,963)

Equity Securities:
Preferred stocks	$2,345,104	$(263,351)	10	$-	$-	-	$2,345,104	$(263,351)
Common stocks	1,503,495	(86,356)	8	-	-	-	1,503,495	(86,356)

Total equity securities	$3,848,599	$(349,707)	18	$-	$-	-	$3,848,599	$(349,707)

Total	$9,992,392	$(630,528)	40	$338,686	$(6,142)	2	$10,331,078	$(636,670)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)
Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

There were 42 securities at September 30, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 33 securities at December 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

Liquidity and Capital Resources

Cash Flows

The primary sources of cash flow are from our insurance underwriting subsidiary, KICO, and include direct premiums written, ceding commissions from our quota share reinsurers, loss recovery payments from our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets. See “Proposed Public Offering” below.

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. We may also receive cash dividends from KICO, subject to statutory restrictions. For the nine months ended September 30, 2013, KICO paid dividends of $525,000 to us.

In December 2011, we entered into an agreement with a bank for a $500,000 line of credit to be used for general corporate needs. In January 2013, the line of credit was increased to $600,000. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. The principal balance was reduced to zero in accordance with the terms of the credit line in 2013. The outstanding balance was $210,000 as of September 30, 2013. If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing. See “Proposed Public Offering” below.

As of September 30, 2013, the outstanding principal balance of our notes payable was $747,000; such notes bear interest at the rate of 9.5% per annum and mature on July 10, 2014. We believe that our present cash flows as described above will be sufficient on a short-term basis and over the next 12 months to fund our company-wide working capital requirements.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2013	2012

Cash flows provided by (used in):
Operating activities	$5,175,104	$2,953,088
Investing activities	(2,398,818)	(392,160)
Financing activities	(829,638)	(286,205)
Net increase in cash and cash equivalents	1,946,648	2,274,723
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$4,186,660	$2,447,849

Net cash provided by operating activities was $5,175,000 in 2013 as compared to $2,953,000 provided in 2012. The $2,222,000 increase in cash flows provided by operating activities in 2013 was primarily a result of the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by a decrease in net income (adjusted for non-cash items) of $573,000.

 Net cash used in investing activities was $2,399,000 in 2013 compared to $392,000 used in 2012. The $2,007,000 increase in cash flows used in investing activities is a result of the increase in acquisitions of invested assets, offset by an increase in sales of invested assets.

Net cash used in financing activities was $830,000 in 2013 compared to $286,000 used in 2012. The $544,000 increase in cash flows used in financing activities is a result of net repayments of $240,000 on our credit line in 2013 compared to no such payments in 2012, and increases of $112,000 in the purchase of treasury stock and $80,000 of dividends paid in 2013 compared to 2012.

Proposed Public Offering

On October 15 2013, we filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed public offering by us of $15,000,000 of our common stock. In addition, we intend to grant the underwriter a 30-day option to purchase up to an additional 15% of the number of shares offered to cover over-allotments, if any.

We intend to use the net proceeds of the offering (i) to contribute capital to our insurance subsidiary, KICO (subject to approval by New York State Department of Financial Services), to support growth, including possible product expansion; (ii) to repay indebtedness; and (iii) for general corporate purposes, which may include acquisitions.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

Reinsurance

Our reinsurance treaties were renewed effective July 1, 2013. The single maximum risks to which we are subject under these treaties per occurrence are as follows:

Treaty	Extent of Loss	Risk Retained(1)
Personal Lines	Initial $1,200,000	$300,000
	$1,200,000 - $2,900,000	None
	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $2,000,000	None
	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$300,000
	$400,000 - $2,900,000	None
	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None
	Over $2,000,000	100%

Catastrophe	Initial $4,000,000	$1,000,000
	$4,000,000 - $90,000,000	None
	Over $90,000,000	100%

______________

(1)   Catastrophe coverage is limited on an annual basis to two times the per occurence amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors That May Affect Future Results and Financial Condition

Based upon the following factors, the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

           We are highly dependent on a small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers.  These brokers provided a total of 31.4% of our gross premiums written for the year ended December 31, 2012. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

None

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) Not applicable

(c) There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

3(a)	Restated Certificate of Incorporation, as amended1

3(b)	Certificate of Amendment of Certificate of Incorporation filed with the State of Delaware on August 19, 2013

3(c)	By-laws, as amended2

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Dated: November 14, 2013	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: November 14, 2013	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer