Form 10-K
period 2013-12-31
KINGSTONE COMPANIES, INC.
filed 2014-03-31
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO _________________________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Joys Lane, Kingston, New York	12401
(Address of principal executive offices)	(Zip Code)

(845) 802-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,773,610 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 29, 2014, there were 7,266,573 shares of common stock outstanding.

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

We offer property and casualty insurance products to small businesses and individuals in New York State through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in the State of New York. KICO also has obtained a license to write property and casualty insurance in Pennsylvania; however, KICO has only nominally commenced writing business in Pennsylvania. Payments, Inc., our wholly-owned subsidiary, is a licensed premium finance company in the State of New York and receives fees for placing contracts with a third party licensed premium finance company.

Recent Developments

Developments During 2013

● Public Offering

On December 13, 2013, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares issued pursuant to the underwriter’s 30-day over-allotment option, at a public offering price of $5.95 per share. The aggregate net proceeds to us was approximately $18,804,000, after deducting underwriting discounts and commissions and other offering expenses.

We used the net proceeds of the offering to contribute capital to our insurance subsidiary, KICO, to support growth, including possible product expansion, and to repay indebtedness. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

 ● KICO Appoints its First Chief Actuary

On December 16, 2013, KICO hired Benjamin Walden, FCAS, MAAA as its first in-house actuary. Mr. Walden was appointed KICO's Vice President and Chief Actuary.

Developments During 2012

● Increased Rate of Dividends Declared

In August 2012, we increased our quarterly dividends on our common stock from $.03 per share to $.04 per share. Dividends of $.03 per share were declared on each of February 6, 2012 and May 14, 2012 and were paid on March 15, 2012 and June 15, 2012, respectively. Dividends of $.04 per share were declared on each of August 13, 2012 and November 12, 2012 and were paid on September 18, 2012 and December 14, 2012, respectively. Dividends of $.04 per share continued during each quarterly period of 2013.

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

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also receive installment fee income, fees charged to reinstate a policy after it has been cancelled for non-payment, and fees for placing premium finance contracts with a third party licensed premium finance company. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

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

            General; Strategy

 We are a property and casualty insurance holding company whose principal operating subsidiary is Kingstone Insurance Company, referred to as KICO, domiciled in the State of New York. We are a multi-line regional property and casualty insurance company writing business exclusively through independent retail and wholesale agents and brokers, referred to collectively as producers. We are licensed to write insurance policies in New York and Pennsylvania.

We seek to deliver an attractive return on capital and provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers prefer to place profitable business with us because we provide excellent, consistent service to our producers, policyholders and claimants coupled with competitive rates and commission levels and a consistent market presence. We also offer a wide array of personal and commercial lines policies, which we believe differentiates us from other insurance companies that also distribute through our selected producers.

Our principal objectives are to increase the volume of profitable business that we write while limiting our risk of loss and preserving our capital. We seek to generate underwriting income by writing profitable insurance policies and by managing our other underwriting and operating expenses. We are pursuing profitable growth by expanding the geographic regions in which we operate, increasing the volume of business that we write with existing producers, developing new selected producer relationships, and introducing niche insurance products that are relevant to our producers and policyholders.

For the year ended December 31, 2013, our gross written premiums totaled $60.5 million, an increase of 22.8% from the $49.3 million in gross written premium for the year ended December 31, 2012.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, mechanical breakdown, service line and personal umbrella policies. Personal lines policies accounted for 72.2% of our gross written premiums for the year ended December 31, 2013.

Commercial liability - We offer business owners policies which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies. Commercial lines policies accounted for 15.1% of our gross written premiums for the year ended December 31, 2013.

Commercial automobile - We provide physical damage and liability coverage for light vehicles owned by small contractors and artisans. Commercial automobile policies accounted for 8.0% of our gross written premiums for the year ended December 31, 2013.

Livery physical damage and other - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs as well as canine legal liability policies. These policies accounted for 4.7% of our gross written premiums for the year ended December 31, 2013.

Our Competitive Strengths

History of Growing Our Profitable Operations

Our insurance company subsidiary, KICO, has been in operation in the State of New York for over 125 years. We have consistently increased the volume of profitable business that we write by introducing new insurance products, increasing the volume of business that we write with our producers and developing new producer relationships. KICO has earned an underwriting profit in nine of the past ten years, including in 2012 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the New York market is a competitive advantage with producers and policyholders.

Strong Producer Relationships

Within our selected producers’ offices, we compete with other property and casualty insurance carriers available to that producer. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service. In the last two performance surveys conducted by the Professional Insurance Agents of New York and New Jersey of its membership (2010 and 2012), KICO was rated as the top performing insurance company in New York.

We also offer our selected producers the ability to write a wide array of personal lines and commercial lines policies, including some which are unique to us. Many of our producers write multiple lines of business with us which provides an advantage over those of our competitors who are focused on a single product. We have had a consistent presence in the New York market for over 100 years and we believe that producers value the longevity of our relationship with them. We believe that the excellent service we provide to our selected producers, our broad product offering and our consistent market presence provides a foundation for profitable growth.

Sophisticated Underwriting and Risk Management Practices

We believe that we have a significant underwriting advantage due to our local market presence and expertise. Our underwriting process evaluates property reports, driving records, the creditworthiness of the insured, and information collected from physical inspections to determine appropriate rates. We utilize certain targeted policy exclusions to reduce our exposure to risks that can create severe losses. We also seek to avoid severe losses by writing policies with lower liability limits when possible.

Our underwriting procedures, premium rates and policy terms support the underwriting profitability of our homeowners policies. We have implemented premium surcharges for certain coastal properties and increased deductibles for hurricane losses to provide an appropriate premium rate for the risk of loss. We also limit the business that we write in certain coastal counties and within close proximity to coastlines to manage our exposure to catastrophic weather events. Through the use of sophisticated catastrophe modeling and other software we assess individual policies to avoid geographic concentration of insured properties, to minimize fire risks associated with adjacent properties and to manage our aggregate exposure to loss.

Our underwriting expertise and risk management practices enable us to profitably write personal and commercial lines business in our markets. We believe that the consistency and the reliable availability of our insurance products is important to our selected producer relationships.

Effective Utilization of Reinsurance

Our reinsurance treaties allow us to limit our exposure to the financial impact of catastrophe losses and to reduce our net liability on individual risks. Our reinsurance program is structured to enable us to significantly grow our premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes.

Our reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that a prudent reduction in our reliance on quota share reinsurance in the future could positively impact our A.M. Best financial strength rating and increase our underwriting profitability.

Experienced Management Team

Our management team has significant expertise in underwriting, agency management, claims management and insurance regulatory matters. Barry Goldstein, our Chairman and Chief Executive Officer, has extensive experience in the insurance industry and managing public companies. He has served in his current capacity since 2001 and previously served as president of an insurance agency in Pennsylvania. John Reiersen, Executive Vice President of KICO, has over 48 years of industry and regulatory experience and previously served as Chief Examiner in the Property and Casualty Insurance Bureau of the New York State Insurance Department, now known as the New York State Department of Financial Services. Our underwriting and claims managers have extensive experience in the insurance industry with an average of 36 years of experience, including over 15 years with KICO on average.

Scalable, Low-Cost Operations

 We focus on keeping expenses to the minimum level required to properly underwrite our business and to effectively process claims. While the majority of our business is written in downstate New York, our Kingston, New York location provides a significantly lower cost operating environment. We also take an active approach to settling outstanding claims which results in substantially lower loss adjustment expenses.

We have made investments to develop online application raters and inquiry systems for many of our personal lines and commercial products. This has resulted in increased business submissions from our producers due to the greater ease of placing business with us. We plan to expand these online capabilities to our other lines of business. Our ability to control the growth of our operating and other expenses while growing revenue is a key component of our business model and is important to our future financial success.

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

Distribution

We generate business through our relationships with over 350 independent producers. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We monitor and evaluate the performance of our producers through periodic reviews of volume and profitability. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us. Requests for quotes are responded to as promptly as possible. Our online application raters and inquiry systems have streamlined the process of placing business with KICO, but we accommodate all other means of producer transmissions.  Our producers have access to a website which contains all of our applications, rating software, policy forms and underwriting guidelines for all lines of business.  We send out frequent electronic "Powergrams" in order to inform our producers of updates at KICO. In addition we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in New York State. According to the U.S. Census Bureau, New York is the third largest state in the country with a current estimated population of approximately 19.4 million. Our market primarily consists of New York City, Long Island and Westchester County, which we collectively define as downstate New York. In 2011, we expanded our market to include parts of western New York, primarily Buffalo, Rochester and Syracuse. We have also recently become licensed to write insurance and have commenced underwriting policies in the Commonwealth of Pennsylvania.

New York State is the fourth largest property and casualty insurance market in the U.S. with $37.9 billion in direct premiums written and the fourth largest state in the United States with respect to homeowners insurance written with $4.7 billion in direct premiums written, according to 2012 data compiled by SNL Financial LC (most recent available published data).  In 2012, we were the 30th largest writer of homeowners insurance in the State of New York based on this same data. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York. We believe that many national and regional carriers have chosen to reduce their rate of premium growth or to decrease their presence in the downstate New York property insurance market. Given present market conditions, we believe that we have the opportunity to significantly expand the size of our business in the State of New York.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2013	2012

Balance at beginning of period	$30,485,532	$18,480,717
Less reinsurance recoverables	(18,419,694)	(9,960,334)
Net balance, beginning of period	12,065,838	8,520,383

Incurred related to:
Current year	11,765,420	10,460,000
Prior years	1,821,113	774,713
Total incurred	13,586,533	11,234,713

Paid related to:
Current year	3,709,495	4,419,000
Prior years	4,803,622	3,270,258
Total paid	8,513,117	7,689,258

Net balance at end of period	17,139,254	12,065,838
Add reinsurance recoverables	17,363,975	18,419,694
Balance at end of period	$34,503,229	$30,485,532

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2004 through 2013. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments for the years indicated. The next section of the table shows by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $4,370,000 as of December 31, 2006, by December 31, 2008 (two years later), $3,303,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2006.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2013, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

( in thousands of $)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139
Net reserve estimated as of One year later	5,122	3,627	4,844	5,430	6,119	6,235	7,483	9,261	13,837
Two years later	5,698	4,315	5,591	5,867	6,609	6,393	8,289	11,022
Three years later	6,356	5,101	5,792	6,433	6,729	6,486	9,170
Four years later	6,985	5,094	6,260	6,569	6,711	7,182
Five years later	7,049	5,540	6,343	6,683	7,261
Six years later	7,476	5,616	6,429	7,245
Seven years later	7,561	5,678	6,886
Eight years later	7,637	6,140
Nine years later	8,093
Ten years later
Net cumulative deficiency	(4,952)	(3,066)	(2,516)	(2,446)	(1,438)	(1,181)	(1,890)	(2,502)	(1,772)

( in thousands of $)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	3,347	1,106	2,018	1,855	2,533	2,307	3,201	3,237	4,748
Two years later	4,291	2,321	3,303	3,339	3,974	3,992	4,947	5,661
Three years later	4,965	3,321	4,036	4,339	5,054	4,659	6,199
Four years later	5,598	3,705	4,471	5,146	5,373	5,238
Five years later	5,840	3,988	5,079	5,424	5,717
Six years later	6,101	4,484	5,305	5,738
Seven years later	6,557	4,595	5,594
Eight years later	6,654	4,880
Nine years later	6,933
Ten years later

Net reserve -
December 31,	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139
Reinsurance Recoverable	7,610	7,283	6,523	6,693	9,766	10,512	10,432	9,960	18,420	17,364
Gross reserves -
December 31,	10,751	10,357	10,893	11,492	15,589	16,513	17,712	18,480	30,485	34,503

Net re-estimated reserve	8,093	6,140	6,886	7,245	7,261	7,182	9,170	11,022	13,837
Re-estimated reinsurance recoverable	11,466	11,639	11,784	11,695	13,409	13,146	13,389	13,550	25,490
Gross re-estimated reserve	19,559	17,779	18,670	18,940	20,670	20,328	22,559	24,572	39,327

Gross cumulative deficiency	(8,808)	(7,422)	(7,777)	(7,448)	(5,081)	(3,815)	(4,847)	(6,092)	(8,842)

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

The reinsurance treaties for our personal lines business, which primarily consists of homeowners’ policies, and our commercial lines business expired on June 30, 2013. Effective July 1, 2013, we entered into new treaties with different terms. The new personal lines quota share treaty has a two year term expiring on June 30, 2015. Personal lines business is reinsured under a 75% quota share treaty. Effective as of July 1, 2014, we have the option to increase the quota share percentage to a maximum of 85% or to decrease the quota share percentage to a minimum of 55%. Excess of loss contracts provide additional coverage for individual personal lines losses. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines policy is $300,000.

Effective July 1, 2013, commercial general liability policies written by us, except for commercial auto policies, are reinsured under a 25% quota share treaty. Excess of loss contracts provide additional coverage for individual commercial general liability losses. Our maximum net retention under the quota share and excess of loss treaties for any one commercial general liability policy is $300,000. Commercial auto policies are covered by an excess of loss reinsurance contract that provides coverage for individual losses in excess of $300,000.

We earn ceding commission revenue under the quota share reinsurance treaties based on a  provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provides minimum and maximum ceding commission rates in relation to specified ultimate loss ratios.

The maximum potential ceding commission rate paid under the current personal lines quota share treaty, based on the sliding scale of commission rates, is 57% at an ultimate loss ratio of 25% or less. The minimum provisional ceding commission rate is 40% at an ultimate loss ratio of 48% or greater. The current treaty provides a higher minimum ceding commission rate than the prior year treaty, which began on July 1, 2012 and ended on June 30, 2013. The previous year personal lines quota share treaty provided a minimum provisional commission rate of 31% at an ultimate loss ratio of 57% or greater.

In 2013, we purchased catastrophe reinsurance to provide coverage of up to $90 million for losses associated with a single event. Insurance exposure models prepared for us generally indicate that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single one-in-125 year storm event. Losses on personal lines policies are subject to the 75% quota share treaty, which results in a net retention by us of $1 million of exposure per catastrophe occurrence.  Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2013 and 2012, is summarized in the table below by type of investment.

	December 31, 2013		December 31, 2012
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$19,922,506	34.6%	$2,240,012	6.5%

Held to maturity
U.S. Treasury securities and	2,399,482	4.2%	606,281	1.8%
obligations of U.S. government
corporations and agencies

Available for sale
Political subdivisions of states,
territories and possessions	7,068,207	12.3%	5,474,816	16.0%

Corporate and other bonds
Industrial and miscellaneous	21,367,815	37.1%	20,707,122	60.3%

Preferred stocks	2,587,728	4.5%	1,484,347	4.3%

Common stocks	4,208,945	7.3%	3,805,895	11.1%
Total	$57,554,683	100.0%	$34,318,473	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2013 and 2012 as rated by Standard and Poor’s (or if unavailable from Standard and Poors, then Moody’s or Fitch):

	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	2,075,010	7.3%	2,226,603	8.5%
AA	4,566,384	16.1%	4,088,304	15.6%
A	7,680,343	27.0%	6,963,380	26.6%
BBB	14,114,285	49.6%	12,903,651	49.3%
Total	$28,436,022	100.0%	$26,181,938	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

We currently have a Demotech rating of A (Excellent) which generally qualifies our policies for banks and finance companies. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011, and such rating remained in effect in 2012 and 2013. KICO is beginning the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating could create additional demand from producers requiring a carrier to have an A.M. Best rating.

Superstorm Sandy

Superstorm Sandy made landfall in the New York City area on October 29, 2012. Our net personal lines loss incurred for the year ended December 31, 2012 as a result of the storm was $750,000, which was our net retention pursuant to the prevailing inforce quota share and catastrophe reinsurance treaties. Additional net losses of $393,000 were incurred in 2012 with respect to our business owners, commercial auto and livery physical damage policies. Excluding the effects of Superstorm Sandy, the net loss ratio would have been 58.6% for the year ended December 31, 2012. We were also required to pay $77,000 of reinstatement premiums in 2012 to catastrophe reinsurers to obtain coverage for future catastrophe events during the reinsurance treaty period, which reduced our net premiums earned.  We incurred additional net losses of $36,000 during the year ended December 31, 2013 with respect to our participation in a state mandated joint underwriting association.   We were also required to pay $496,000 of reinstatement premiums during the year ended December 31, 2013 to catastrophe reinsurers, which reduced our net premiums earned. Excluding the effects of Superstorm Sandy, the net loss ratio would have been 59.6% for the year ended December 31, 2013.

The computation to determine contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy. Such losses increased our ceded loss ratio in our 2012 quota share treaties which reduced our contingent ceding commission revenue by $1.9 million for the year ended December 31, 2012.  Excluding the effects of Superstorm Sandy, the net underwriting expense ratio would have been 17.5% for the year ended December 31, 2012.

As of December 31, 2013, the estimated ultimate loss ratios attributable to the 2012 quota share treaties are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2013, we have recorded negative contingent ceding commissions earned with respect to the 2012 treaties.  Our contingent ceding commission revenue for the year ended December 31, 2013 was reduced by $1.8 million as a result of losses incurred from Superstorm Sandy. Excluding the effects of Superstorm Sandy, the net underwriting expense ratio would have been 19.2 % for the year ended December 31, 2013.

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

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio has agreed that, during the five year period ended February 1, 2013 (which period has been extended to February 1, 2015), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York. In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed. Following any expiration or termination of the obligation of the purchaser to purchase premium finance contracts, Payments will be entitled to receive the fees for an additional two years with regard to contracts for policies from our producers. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 0.7% and 1.2% of our revenues from operations during the years ended December 31, 2013 and 2012, respectively.

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

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (“DFS”) adopted various emergency regulations that affect insurance companies that operate in the state of New York.  Included among the regulations is mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the DFS commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims.  The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives.  KICO received a letter from the DFS seeking information and data with regard to the foregoing.  KICO supplied information and data, and is cooperating with the DFS in connection with its investigation. KICO has not received a response from the DFS and believes that such matter will not have any effect on the Company’s financial position or results of operations.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or at the present being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (the “NAIC”).

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of "enterprise risk" within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner.  The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which we are licensed, for the new requirements to apply to us. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, when adopted by the states, will require insurers to perform a risk and solvency assessment and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

In 2013, New York, where KICO is domiciled, adopted its version of the Amended Model Act and Regulation.  The statute requires a holding company that directly or indirectly controls an insurer to adopt a formal enterprise risk management function and file an enterprise risk report with the DFS by April 30 of each year commencing in 2014.  The report must identify the material risks within the holding company system that could pose enterprise risk to the insurer.  In addition, any holding company seeking to divest its controlling interest in a domestic insurer is required to file with the DFS a notice of its proposed divestiture at least thirty days prior to cessation of control.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers).

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2013.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. As of December 31, 2013, the maximum distribution that KICO could pay without prior regulatory approval was approximately $1,191,000, which is based on investment income for the last four quarters.

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

As of December 31, 2013, as a result of its growth and the $15 million contribution of capital we made to KICO, KICO had three ratios outside the usual range due to reliance on quota share reinsurance, investment yield and gross change in surplus.

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

Offices

Our principal executive offices are located at 15 Joys Lane, Kingston, New York 12401, and our telephone number is (845) 802-7900. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our website is www.kingstonecompanies.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

As of December 31, 2013, we had 59 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable.  See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.      PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York.  Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York.

We own the building from which our insurance underwriting business principally operates, free of mortgage.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2013 Calendar Year
First Quarter	$5.76	$4.69
Second Quarter	5.71	5.11
Third Quarter	5.35	5.01
Fourth Quarter	7.43	4.59

	High	Low
2012 Calendar Year
First Quarter	$3.75	$2.98
Second Quarter	6.13	3.18
Third Quarter	6.95	4.51
Fourth Quarter	6.24	4.50

Holders

As of March 10, 2014, there were approximately 370 record holders of our common stock.

Dividends

            Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. During 2013, we paid quarterly dividends of $0.04 per share on March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013.  During 2012, we paid quarterly dividends of $0.03 per share on March 15, 2012 and June 15, 2012, and $0.04 per share on September 18, 2012 and December 14, 2012.  Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.  Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 The following table set forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/13 – 10/31/13	-	-	-	-
11/1/13 – 11/30/13	-	-	-	-
12/1/13 – 12/31/13	-	-	-	-
Total	-	-	-	-

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County.

We derive 99% of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities.  All of KICO’s insurance policies are for a one year period. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one year life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from losses incurred by policyholders, which are commonly referred to as claims. In settling these claims for losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition costs. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.

Other operating expenses include our corporate expenses as a holding company. These expenses include legal and auditing fees, occupancy costs related to our former corporate office, which was closed in May 2013, executive employment costs, and other costs directly associated with being a public company.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2012, we would earn half of the premiums in 2012 and the other half in 2013.

Ceding commission revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net realized gains (losses) on investments.  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, short-term investments, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities as available-for-sale and our fixed maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Other income.  We recognize installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. We also recognize premium finance fee income on loans financed by a third party finance company.

Loss and loss adjustment expenses incurred.  Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item, and for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations, statistical analyses and actuarial procedures. We seek to establish all reserves at the most likely ultimate liability based on our historical claims experience. It is typical for certain claims to take several years to settle and we revise our estimates as we receive additional information from the claimants. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Commission expenses and other underwriting expenses.  Other underwriting expenses include acquisition costs and other underwriting expenses. Policy acquisition costs represent the costs of originating new insurance policies that vary with, and are primarily related to, the production of insurance policies (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned. Other underwriting expenses represent general and administrative expenses of our insurance business and are comprised of other costs associated with our insurance activities such as regulatory fees, telecommunication and technology costs, occupancy costs, employment costs, and legal and auditing fees.

Other operating expenses.  Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal and auditing fees, occupancy costs related to our former corporate office, which was closed in May 2013, and other costs directly associated with being a public company.

Non-cash equity compensation. Non-cash equity compensation includes the fair value of stock grants issued to our directors, officers and employees, and amortization of stock options issued to the same.

Depreciation and amortization. Depreciation and amortization includes the amortization of intangibles related to the acquisition of KICO, depreciation of the real estate used in KICO’s operations, as well as depreciation of office equipment and furniture.

Interest expense.  Interest expense represents amounts we incurred on our former indebtedness at the then-applicable interest rates.

Income tax expense.  We incur federal income tax expense on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

Product Lines

Our product lines include the following:

Personal lines. Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, mechanical breakdown, service line and personal umbrella policies.

Commercial liability. We offer business owners policies which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies.

Commercial automobile. We provide physical damage and liability coverage for light vehicles owned by small contractors and artisans.

Livery physical damage and other. We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs as well as canine legal liability policies.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2013	2012	Change	Percent
Revenues
Direct written premiums	$60,449	$49,252	$11,197	22.7%
Assumed written premiums	46	22	24	109.1%
	60,495	49,274	11,221	22.8%
Ceded written premiums
Ceded to quota share treaties	33,614	27,285	6,329	23.2%
Ceded to excess of loss treaties	540	962	(422)	(43.9	) %
Ceded to catastrophe treaties	1,006	1,391	(385)	(27.7	) %
Catastrophe reinstatement (1)	496	77	419	544.2%
Total ceded written premiums	35,656	29,715	5,941	20.0%

Net written premiums	24,839	19,559	5,280	27.0%
Change in net unearned premiums	(2,614)	(2,342)	(272)	11.6%
Net premiums earned	22,225	17,217	5,008	29.1%

Ceding commission revenue
Excluding the effect of catastrophes	13,520	11,609	1,911	16.5%
Effect of catastrophes (1)	(1,847)	(1,919)	72	(3.8	) %
Total ceding commission revenue	11,673	9,690	1,983	20.5%
Net investment income	1,170	1,015	155	15.3%
Net realized gain on investments	576	288	288	100.0%
Other income	922	868	54	6.2%
Total revenues	36,566	29,078	7,488	25.8%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	30,529	19,371	11,158	57.6%
Losses from catastrophes (1)	225	13,261	(13,036)	(98.3	) %
Total direct and assumed loss and loss adjustment expenses	30,754	32,632	(1,878)	(5.8	) %

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,978	9,279	7,699	83.0%
Losses from catastrophes (1)	189	12,118	(11,929)	(98.4	) %
Total ceded loss and loss adjustment expenses	17,167	21,397	(4,230)	(19.8	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,551	10,092	3,459	34.3%
Losses from catastrophes (1)	36	1,143	(1,107)	(96.9	) %
Net loss and loss adjustment expenses	13,587	11,235	2,352	20.9%

Commission expense	9,363	7,246	2,117	29.2%
Other underwriting expenses	9,019	7,849	1,170	14.9%
Other operating expenses	1,099	1,000	99	9.9%
Depreciation and amortization	646	596	50	8.4%
Interest expense	76	82	(6)	(7.3	) %
Total expenses	33,790	28,008	5,782	20.6%

Income from operations before taxes	2,776	1,070	1,706	159.4%
Provision for income tax	764	303	461	152.1%
Net income	$2,012	$767	$1,245	162.3%

(1) For the year ended December 31, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. For the year ended December 31, 2012, includes the effects of Superstorm Sandy and Tropical Storm Irene (which we define as a catastrophe), which occurred between August 27, 2011 and August 29, 2011. We define a “catastrophe” as an event that involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

Direct written premiums during the year ended December 31, 2013 (“2013”) were $60,449,000 compared to $49,252,000 during the year ended December 31, 2012 (“2012”). The increase of $11,197,000, or 22.7%, was primarily due to an increase in policies in-force during 2013 as compared to 2012. We wrote more policies as a result of an increase in demand for our products in the markets that we serve. Policies in-force increased by 21.1% as of December 31, 2013 compared to December 31, 2012. In addition to the increase of policies in-force, we are also writing more policies, which have higher premiums. Our increase in policies in-force as of December 31, 2013 compared to December 31, 2012 resulting from the increased demand for our products in the markets that we serve was partially offset by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). These regulations delayed cancellations and increased the amount of direct written premiums during the Moratorium Period in the fourth quarter of 2012. After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our growth rate in 2013.

Net written premiums increased $5,280,000, or 27.0%, to $24,839,000 in 2013 from $19,559,000 in 2012. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). As we increase our written premiums in personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines (excluding commercial auto) quota share treaty from 40% to 25% and effective July 1, 2012, we decreased the quota share percentage in our commercial lines (excluding commercial auto) quota share treaty from 60% to 40%.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, resulting in a decrease in net written premiums. Effective July 1, 2013, following the expiration of our catastrophe treaty on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $444,000 to premiums ceded to our catastrophe treaty and the recognition of such amount in the third quarter as an addition to net premiums earned. Due to the increase in our property exposure and the resulting increase in premiums for catastrophe insurance discussed above, effective December 31, 2013, we began to record unearned catastrophe premiums. This resulted in a reduction of $618,000 to premiums ceded to our catastrophe treaty and the recognition of such amount as an addition to net premiums earned. In 2013 we incurred reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy.

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums. Effective July 1, 2013, following the expiration of our excess of loss treaties on June 30, 2013, we reconciled the premiums expensed to the actual amounts earned for the treaty year. This resulted in a reduction of $138,000 to premiums ceded to our excess of loss treaty and the recognition of such amount in the third quarter as an addition to net premiums earned. Due to the increase in written premiums and the resulting increase in premiums ceded under our excess of loss treaties discussed above, effective December 31, 2013, we began to record unearned excess of loss premiums. This resulted in a reduction of $206,000 to premiums ceded to our excess of loss treaty and the recognition of such amount in the fourth quarter as an addition to net premiums earned.

Net premiums earned increased $5,008,000, or 29.1%, to $22,225,000 in 2013 from $17,217,000 in 2012. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The increase in net premiums earned was also due to the effects of the catastrophe and excess of loss ceded premium reconciliations along with the change in estimates in the recording of unearned catastrophe and excess of loss premiums as discussed above.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2013	2012	Change	Percent

Provisional ceding commissions earned	$11,007	$8,516	$2,491	29.3%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	2,513	3,093	(580)	(18.8	) %
Effect of catastrophes on ceding commisions earned	(1,847)	(1,919)	72	(3.8	) %
Contingent ceding commissions earned	666	1,174	(508)	(43.3	) %

Total ceding commission revenue	$11,673	$9,690	$1,983	20.5%

Ceding commission revenue was $11,673,000 in 2013 compared to $9,690,000 in 2012. The increase of $1,983,000, or 20.5%, was due to an increase in provisional ceding commissions earned, partially offset by a decrease in contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate increased, which reduced the amount contingent ceding commissions we can ultimately receive.

The $2,491,000 increase in provisional ceding commissions earned is due to: (1) a net increase in the amount of premiums ceded and (2) an increase in our provisional ceding commission rate effective July 1, 2013. The increases in provisional ceding commissions earned were offset by a decrease in our commercial lines quota share percentage effective July 1, 2013. The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). Our ceded written premiums in 2013 under the 2012/2013 Treaty totaled $13,699,000, and our provisional ceding commission was $4,818,000. The treaty also provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. For the years ended December 31, 2013 and 2012, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above for the years ended December 31, 2013 and 2012 by $1,847,000 and $1,919,000, respectively. The $508,000 decrease in contingent ceding commissions earned is due to: (1) the increase in our provisional ceding commission rate effective July 1, 2013, with the greater provisional ceding commission rate resulting in less contingent commissions that we can ultimately receive, as discussed above, and (2) an increase in losses and LAE incurred under our prior years quota share reinsurance treaties, which resulted in a reduction of contingent commissions previously earned.

Net investment income was $1,170,000 in 2013 compared to $1,015,000 in 2012. The increase of $155,000, or 15.3%, was due to an increase in average invested assets in 2013 as compared to 2012 and an increased allocation to preferred shares, which generally carry a higher yield than debt, and receive advantageous tax treatment as compared to debt instruments from the same issuer. The increase in cash and invested assets resulted primarily from increased operating cash flows. The net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering was too late in the year to have a material effect on our investment income. The tax equivalent investment yield, excluding cash, was 5.28% and 5.14% at December 31, 2013 and 2012, respectively.

Net loss and loss adjustment expenses were $13,587,000 in 2013 compared to $11,235,000 in 2012. The net loss ratio was 61.1% in 2013 compared to 65.3% in 2012, a decrease of 4.2 percentage points. The decrease of 4.2 percentage points in our net loss ratio for 2013 as compared to 2012 is driven by catastrophe and excess of loss ceded premium reconciliations that increased our net earned premiums as discussed above, and by a decrease in the current accident year loss ratios for our personal lines of business. The decreases were offset by increases in loss and LAE reserves required for prior accident years. This was driven primarily by increases in required LAE reserves resulting from a shift in mix of claims toward longer-tailed commercial lines business which carries a higher LAE component than short-tailed personal lines business.  In addition, prior year loss reserves were strengthened for commercial auto business as a result of re-estimation of ultimate claim liabilities for that line of business.  The calendar year loss ratio was also impacted by the effect of catastrophe reinstatement premiums related to Superstorm Sandy that reduced 2013 calendar year net earned premiums.

Commission expense was $9,363,000 in 2013 or 17.3% of direct earned premiums. Commission expense was $7,246,000 in 2012 or 16.3% of direct earned premiums. The increase of $2,117,000, or 29.2%, is due to the increase in direct written premiums in 2013 as compared to 2012 and an increase in contingent commissions as a result of the decrease in our direct loss ratios.

Other underwriting expenses were $9,019,000 in 2013 compared to $7,849,000 in 2012. The increase of $1,170,000, or 14.9%, in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional salaries due to: (1) expenses directly related to the increase in direct written premiums, (2) profit sharing compensation due to higher profitability in 2013 compared to 2012, and (3) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums was 14.9% in 2013 and 15.9% in 2012.

Other operating expenses, related to the expenses of our holding company, were $1,099,000 in 2013 compared to $1,000,000 in 2012. The increase in 2013 of $99,000, or 9.9%, was primarily due to higher executive bonuses in 2013.

Interest expense was $76,000 in 2013 compared to $82,000 in 2012. The $6,000 decrease in interest expense, or 7.3%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $646,000 in 2013 compared to $596,000 in 2012. The increase of $50,000, or 8.4%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in 2013 was $764,000, which resulted in an effective tax rate of 27.5%. Income tax expense in 2012 was $303,000, which resulted in an effective tax rate of 28.3%. Income before taxes was $2,776,000 in 2013 compared to $1,070,000 in 2012. The decrease in the effective tax rate of .8% in 2013 is a result of net changes in permanent differences, tax true-ups and the state net operating loss valuation allowance.

Net income was $2,012,000 in 2013 compared to $767,000 in 2012. The increase in net income of $1,245,000, or 162.3% was due to the circumstances described above that caused the increase in our net premiums earned and provisional ceding commissions and decrease in our net loss ratio, offset by decreases in our contingent ceding commission revenues, and increases in other commission expense and underwriting expenses related to premium growth.

Additional Financial Information

We operate our business as one segment, property and casualty insurance. Within this segment, we offer a wide array of property and casualty policies to our producers. The following table summarizes gross and net premiums written, net premiums earned, and loss and loss adjustment expenses by major product type, which were determined based primarily on similar economic characteristics and risks of loss.

	Year Ended
	December 31,
	2013	2012

Gross premiums written:
Personal lines	$43,668,704	$33,777,692
Commercial lines	9,128,898	8,002,800
Commercial auto	4,838,894	5,690,828
Livery physical damage and other(1)	2,858,327	1,804,277
Total	$60,494,823	$49,275,597

Net premiums written:
Personal lines	$10,723,294	$8,005,156
Commercial lines	6,599,379	4,485,816
Commercial auto	4,752,169	5,368,967
Livery physical damage and other(1)	2,763,921	1,699,687
Total	$24,838,763	$19,559,626

Net premiums earned:
Personal lines	$9,112,104	$6,880,422
Commercial lines	5,661,318	3,067,226
Commercial auto	5,203,433	5,646,860
Livery physical damage and other(1)	2,248,312	1,622,103
Total	$22,225,167	$17,216,611

Net loss and loss adjustment expenses:
Personal lines	$4,117,696	$3,343,322
Commercial lines	1,586,786	1,232,750
Commercial auto	5,776,363	5,163,171
Livery physical damage and other(1)	1,200,454	816,431
Unallocated loss adjustment expenses	905,234	679,039
Total	$13,586,533	$11,234,713

Net loss ratio:
Personal lines	45.2%	48.6%
Commercial lines	28.0%	40.2%
Commercial auto	111.0%	91.4%
Livery physical damage and other(1)	53.4%	50.3%
Total	61.1%	65.3%

(1)
Livery physical damage and other includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association. For the year ended December 31, 2013, we incurred net loss recoveries of $61,000 from Superstorm Sandy with respect to the joint underwriting association. Excluding the effects of Superstorm Sandy with respect to the joint underwriting association, the net loss ratio for livery physical damage and other would have been 56.1% for the year ended December 31, 2013.

We have recently made changes to our commercial automobile line of business to improve underwriting performance. We are reducing the volume of commercial automobile business that we write through certain producers that have generated higher loss ratios. Minimum coverage levels have also been increased and proof of private passenger coverage is now required for all commercial automobile policies. We expect that underwriting profitability will improve as a result of these actions.

  Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2013 and 2012 follows:

	Year ended
	December 31,
	2013	2012

Revenues
Net premiums earned	$22,225,167	$17,216,611
Ceding commission revenue	11,673,103	9,690,155
Net investment income	1,170,051	1,015,156
Net realized gain on investments	575,792	288,068
Other income	592,865	476,661
Total revenues	36,236,978	28,686,651

Expenses
Loss and loss adjustment expenses	13,586,533	11,234,713
Commission expense	9,362,793	7,246,245
Other underwriting expenses	9,018,685	7,848,869
Depreciation and amortization	643,096	595,189
Total expenses	32,611,107	26,925,016

Income from operations	3,625,871	1,761,635
Income tax expense	1,075,475	495,278
Net income	$2,550,396	$1,266,357

Key Measures:
Net loss ratio	61.1%	65.3%
Net underwriting expense ratio	27.5%	28.6%
Net combined ratio	88.6%	93.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$18,381,478	$15,095,114
Less: Ceding commission revenue	(11,673,103)	(9,690,155)
Less: Other income	(592,865)	(476,661)
	$6,115,510	$4,928,298

Net earned premium	$22,225,167	$17,216,611

Net Underwriting Expense Ratio	27.5%	28.6%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2013
Written premiums	$60,449,077	$45,746	$(35,656,060)	$24,838,763
Unearned premiums	(6,341,750)	18,499	3,709,655	(2,613,596)
Earned premiums	$54,107,327	$64,245	$(31,946,405)	$22,225,167

Loss and loss adjustment expenses exluding
the effect of catastrophes	$30,471,599	$57,017	$(16,978,316)	$13,550,300
Catastrophe loss	225,324	-	(189,091)	36,233
Loss and loss adjustment expenses	$30,696,923	$57,017	$(17,167,407)	$13,586,533

Loss ratio excluding the effect of catastrophes	56.3%	88.7%	53.1%	61.0%
Catastrophe loss	0.4%	0.0%	0.6%	0.1%
Loss ratio	56.7%	88.7%	53.7%	61.1%

Year ended December 31, 2012
Written premiums	$49,251,630	$23,967	$(29,715,971)	$19,559,626
Unearned premiums	(4,724,193)	(5,010)	2,386,188	(2,343,015)
Earned premiums	$44,527,437	$18,957	$(27,329,783)	$17,216,611

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,339,488	$31,029	$(9,278,826)	$10,091,691
Catastrophe loss	13,260,964	-	(12,117,942)	1,143,022
Loss and loss adjustment expenses	$32,600,452	$31,029	$(21,396,768)	$11,234,713

Loss ratio excluding the effect of catastrophes	43.4%	163.7%	34.0%	58.6%
Catastrophe loss	29.8%	0.0%	44.3%	6.7%
Loss ratio	73.2%	163.7%	78.3%	65.3%

The key measures for our insurance underwriting business for the years ended December 31, 2013 and 2012 are as follows:

	Years ended
	December 31,
	2013	2012

Net premiums earned	$22,225,167	$17,216,611
Ceding commission revenue (1)	11,673,103	9,690,155
Other income	592,865	476,661

Loss and loss adjustment expenses (2)	13,586,533	11,234,713

Acquistion costs and other underwriting expenses:
Commission expense	9,362,793	7,246,245
Other underwriting expenses	9,018,685	7,848,870
Total acquistion costs and other
underwriting expenses	18,381,478	15,095,115

Underwriting income	$2,523,124	$1,053,599

Key Measures:
Net loss ratio excluding the effect of catastrophes	61.0%	58.6%
Effect of catastrophe loss on loss ratio (2)	0.1%	6.7%
Net loss ratio	61.1%	65.3%

Net underwriting expense ratio excluding the
effect of catastrophes	19.2%	17.5%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2)	8.3%	11.1%
Net underwriting expense ratio	27.5%	28.6%

Net combined ratio excluding the effect
of catastrophes	80.2%	76.1%
Effect of catastrophe loss on net combined
ratio (1) (2)	8.4%	17.8%
Net combined ratio	88.6%	93.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$18,381,478	$15,095,115
Less: Ceding commission revenue (1)	(11,673,103)	(9,690,155)
Less: Other income	(592,865)	(476,661)
	$6,115,510	$4,928,299

(1) The effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882 and $1,918,871 for the years ended December 31, 2013 and 2012, respectively.

(2) Includes the sum of net catastrophe losses and loss adjustment expenses of $36,233 and $1,143,022 resulting from Superstorm Sandy for the years ended December 31, 2013 and 2012, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2013 and 2012:

Available for Sale Securities

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,617	$(49,491)	$(45,140)	$7,068,207	20.1%

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,138	(179,810)	(101,194)	21,367,815	60.6%
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	80.7%
Equity Securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	19.3%
Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$5,219,092	$257,298	$(1,574)	$-	$5,474,816	17.4%

Corporate and other bonds
Industrial and miscellaneous	19,628,005	1,123,392	(43,553)	(722)	20,707,122	65.8%
Total fixed-maturity securities	24,847,097	1,380,690	(45,127)	(722)	26,181,938	83.2%
Equity Securities	5,073,977	373,294	(157,029)	-	5,290,242	16.8%
Total	$29,921,074	$1,753,984	$(202,156)	$(722)	$31,472,180	100.0%

Held to Maturity Securities

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	26.9%

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	7.6%

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	65.5%

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	100.0%

	December 31, 2012

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,281	$172,745	$-	$-	$779,026	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2013 and December 31, 2012 is shown below:

	December 31, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	1,793,344	1,772,208	-	-
More than 10 years	606,138	653,053	606,281	779,026
Total	$2,399,482	$2,425,261	$606,281	$779,026

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of December 31, 2013 and December 31, 2012 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	2,075,010	7.3%	2,226,603	8.5%
AA	4,566,384	16.1%	4,088,304	15.6%
A	7,680,343	27.0%	6,963,380	26.6%
BBB	14,114,285	49.6%	12,903,651	49.3%
Total	$28,436,022	100.0%	$26,181,938	100.0%

       The table below summarizes the average maturity by type of fixed-maturity security as well as detailing the average yield as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Category	Average Yield%	Weighted Average Maturity in Years	Average Yield %	Weighted Average Maturity in Years
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.98%	26.8	3.33%	27.8
Political subdivisions of States, Territories and Possessions	4.34%	7.3	4.06%	6.1
Corporate and other bonds Industrial and miscellaneous	4.69%	6.9	4.74%	7.3

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2013 and 2012, 78% and 54%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2013 and 2012, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:

Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

	December 31, 2012
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$202,798	$(1,574)	1	$-	$-	-	$202,798	$(1,574)

Corporate and other
bonds industrial and
miscellaneous	4,025,551	(43,553)	19	128,125	(722)	1	4,153,676	(44,275)

Total fixed-maturity
securities	$4,228,349	$(45,127)	20	$128,125	$(722)	1	$4,356,474	$(45,849)

Equity Securities:
Preferred stocks	$387,925	$(11,130)	3	$-	$-	-	$387,925	$(11,130)
Common stocks	1,536,860	(145,899)	9	-	-	-	1,536,860	(145,899)

Total equity securities	$1,924,785	$(157,029)	12	$-	$-	-	$1,924,785	$(157,029)

Total	$6,153,134	$(202,156)	32	$128,125	$(722)	1	$6,281,259	$(202,878)

There were 52 securities at December 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 33 securities at December 31, 2012 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. We also receive cash dividends from KICO, subject to statutory restrictions. For the year ended December 31, 2013, KICO paid dividends of $700,000 to us.

On December 13, 2013, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares issued pursuant to the underwriter’s 30-day over-allotment option, at a public offering price of $5.95 per share. The aggregate net proceeds we received was $18,804,000, after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds of the offering to contribute capital to our insurance subsidiary, KICO, to support its growth, including possible product expansion, to repay the $747,000 outstanding balance of our notes and to repay the $210,000 outstanding balance on our credit line. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

If the aforementioned is insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

Our reconciliation of net income to net cash provided by operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2013	2012

Cash flows provided by (used in):
Operating activities	$7,383,537	$6,375,322
Investing activities	(6,577,871)	(3,961,384)
Financing activities	16,876,828	(347,052)
Net increase in cash and cash equivalents	17,682,494	2,066,886
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$19,922,506	$2,240,012

Net cash provided by operating activities was $7,384,000 in 2013 as compared to $6,375,000 provided in 2012. The $1,009,000 increase in cash flows provided by operating activities in 2013 was primarily a result of an increase in net income (adjusted for non-cash items) of $710,000 and the fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $6,578,000 in 2013 compared to $3,961,000 used in 2012. The $2,617,000 increase in cash flows used in investing activities is a result of the increase in acquisitions of invested assets, offset by an increase in sales of invested assets.

Net cash provided by financing activities was $16,877,000 in 2013 compared to $347,000 used in 2012. The $17,224,000 increase in cash flows provided by financing activities is a result of the net proceeds of $18,804,000 from our public offering on December 13, 2013, offset by net repayments of $1,197,000 of debt in 2013 compared to $150,000 of net borrowings in 2012, and increases of $103,000 in the purchase of treasury stock and $79,000 of dividends paid in 2013 compared to 2012.

Reinsurance

The following table summarizes each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2013:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2013%
Maiden Reinsurace Company	A-	$7,661	40.0%
SCOR Reinsurance Company	A	3,612	18.9%
Swiss Reinsurance America Corporation	A+	2,977	15.5%
		14,250	74.4%
Others		4,910	25.6%
Total		$19,160	100.00%

Reinsurance recoverable from Maiden Reinsurance Company and Motors Insurance Corporation (included in Others) are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our reinsurance treaties for both our Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business expired on June 30, 2013. Effective July 1, 2013, we entered into new treaties with different terms. The treaties are annual, except for personal lines described below, and provide for the following material terms as of July 1, 2013:

Personal Lines

Our personal lines treaty has a two year term expiring on June 30, 2015. Personal lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty, which provides coverage with respect to losses of up to $1,200,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,700,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence. Effective as of July 1, 2014, we have the option to increase the quota share percentage to a maximum of 85% or decrease the quota share percentage to a minimum of 55% by giving no less than 30 days advance notice. See “Catastrophe Reinsurance” below for a discussion of our reinsurance coverage with respect to our Personal Lines business in the event of a catastrophe.

Personal umbrella policies are reinsured under a 90% quota share treaty limiting us to a maximum of $100,000 per occurrence for the first $1,000,000 of coverage. The second $1,000,000 of coverage is 100% reinsured.

Commercial Lines

General liability commercial policies written by us, except for commercial auto policies, are reinsured under a 25% quota share treaty, which provides coverage with respect to losses of up to $400,000 per occurrence. Excess of loss contracts provide 100% of coverage for the next $2,500,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence.

Commercial Auto

Commercial auto policies are covered by an excess of loss reinsurance contract, which provides $1,700,000 of coverage in excess of $300,000.

Catastrophe Reinsurance

We have catastrophe reinsurance coverage with regard to losses of up to $90,000,000.  The initial $4,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that we retain $1,000,000 per catastrophe occurrence With respect to any additional catastrophe losses of up to $86,000,000 per catastrophe, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks to which we are subject under these treaties per occurrence are as follows:

Treaty	Extent of Loss	Risk Retained(1)
Personal Lines	Initial $1,200,000	$300,000
	$ 1,200,000 - $2,900,000	None
	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 -$2,000,000	None
	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$300,000
	$400,000 - $2,900,000	None
	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None
	Over $2,000,000	100%

Catastrophe	Initial $4,000,000	$1,000,000
	$4,000,000 -$90,000,000	None
	Over $90,000,000	100%
________________

(1)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

Risks Related to Our Business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

            Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy), our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $90,000,000. The initial $4,000,000 of losses in a catastrophe are subject to a 75% quota share reinsurance treaty, such that we retain $1,000,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $86,000,000, we are 100% reinsured under our catastrophe reinsurance program.  Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.  We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

In addition, we are subject to claims arising from non-catastrophic weather events such as hurricanes, tropical storms, winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

Unanticipated increases in the severity or frequency of claims may adversely affect our operating results and financial condition.

       Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners claim severity are driven by inflation in the construction industry, in building materials and in home furnishings, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, prices of auto parts and used car prices. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict, such as a change in the law or an inability to enforce exclusions and limitations contained in our policies. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity, and a significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

       The inability to obtain an upgrade to our financial strength rating from A.M. Best, or a downgrade in our rating, may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. KICO currently has an A.M. Best financial strength rating of B+ (Good). A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. KICO currently has a Demotech financial stability rating of A (Excellent), which generally permits lenders to accept our policies. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

       The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or increase the amount of insurance that we seek to underwrite or otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders' perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or develop or seek other alternatives.

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

       Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our shareholders might consider to be desirable.

       We are subject to statutes and regulations of the state of New York which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval. In addition, a change of control of Kingstone Companies, Inc. would require such approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some of our shareholders might consider to be desirable. Similar regulations may apply in other states in which we may operate.

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

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers.  These brokers provided a total of 33.5% of our gross premiums written for the year ended December 31, 2013. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

       Recent regulatory action taken by the New York State Department of Financial Services following Superstorm Sandy may affect our operations and business.

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (the “DFS”) has adopted various regulations that affect insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. In addition, in February 2013, the state of New York announced that the DFS has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO received a letter from the DFS seeking information and data with regard to the foregoing. KICO provided information and data to the DFS and is cooperating with the DFS in connection with its investigation. KICO has not received a response from the DFS and believes that such matter will not have any effect on our financial position or results of operations. In settling insurance claims, including those related to Superstorm Sandy, if KICO were to pay for losses not covered by the insurance policy, such as those based on water and sewer back up claims, it could face disclaimers of coverage from its reinsurers with regard to the amounts paid.

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

As a holding company, we are dependent on the results of operations of our subsidiaries; there are restrictions on the payment of dividends by KICO.

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

       Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. As of December 31, 2013, the maximum distribution that KICO could pay without prior regulatory approval was approximately $1,191,000, which is based on investment income for the last four quarters.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and John Reiersen, who currently serves as Executive Vice President of KICO and, until January 1, 2012, served as President and Chief Executive Officer of KICO. The loss of Messrs. Goldstein and/or Reiersen or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Effective January 1, 2012, Mr. Reiersen became Executive Vice President of KICO and provides, in a part-time capacity, advice and assistance to the President and Chief Executive Officer of KICO, and other management personnel, with regard to the management and operation of KICO. KICO and Mr. Reiersen are parties to an employment agreement that expires on December 31, 2016. Mr. Goldstein assumed the duties and responsibilities of President and Chief Executive Officer of KICO effective January 1, 2012. Mr. Goldstein is a party to an employment agreement with us that expires on December 31, 2014.

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

Risks Related to Our Common Stock

Our stock price may fluctuate significantly and be highly volatile and this may make it difficult for shareholders to resell shares of our common stock at the volume, prices and times they find attractive.

The market price of our common stock could be subject to significant fluctuations and be highly volatile, which may make it difficult for shareholders to resell shares of our common stock at the volume, prices and times they find attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business.”

       Stock markets, in general, have experienced in recent years, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance and prospects. Increased market volatility and fluctuations could result in a substantial decline in the market price of our common stock.

The trading volume in our common stock has been limited. As a result, shareholders may not experience liquidity in their investment in our common stock, thereby potentially limiting their ability to resell their shares at the volume, times and prices they find attractive.

Our common stock is currently traded on The NASDAQ Capital Market. Our common stock is currently thinly traded and has substantially less liquidity than the average trading market for many other publicly-traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Thinly traded stocks can be more volatile than stock trading in an active public market. Therefore, shareholders have very little liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

There may be future issuances or resales of our common stock which may materially and adversely affect the market price of our common stock.

Subject to any required state insurance regulatory approvals, we are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing shareholders.

We have an effective registration on Form S-3 under the Securities Act registering for resale 659,100 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan. Options to purchase 321,365 shares of our common stock are outstanding under this plan and 201,135 shares are reserved for issuance thereunder. The shares subject to the registration statement on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us or by our existing shareholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our board of directors is authorized to designate and issue preferred stock without further shareholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios, and to comply with any future changes in regulatory standards.

        Our executive officers and directors own a substantial number of shares of our common stock. This will enable them to significantly influence the vote on all matters submitted to a vote of our shareholders.

As of March 19, 2014, our executive officers and directors beneficially owned 2,244,446 shares of our common stock (including options to purchase 218,865 shares of our common stock, all of which options are currently exercisable), representing 30% of the outstanding shares of our common stock.

Accordingly, our executive officers and directors, through their beneficial ownership of our common stock, will be able to significantly influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to our restated certificate of incorporation or amended and restated bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of our executive officers and directors may not coincide with the interests of our other shareholders, and they could take actions that advance their own interests to the detriment of our other shareholders.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our shareholders.

We are a holding company incorporated in Delaware. Anti-takeover provisions in Delaware law and our restated certificate of incorporation and bylaws, as well as regulatory approvals required under state insurance laws, could make it more difficult for a third party to acquire control of us and may prevent shareholders from receiving a premium for their shares of common stock. Our certificate of incorporation provides that our board of directors may issue up to 2,500,000 shares of preferred stock, in one or more series, without shareholder approval and with such terms, preferences, rights and privileges as the board of directors may deem appropriate. These provisions, the control of our executive officers and directors over the election of our directors, and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our shareholders.

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

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 31, 2014

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2013	2012

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$2,425,261 at December 31, 2013 and $779,026 at December 31, 2012)	$2,399,482	$606,281
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$28,079,902 at December 31, 2013 and $24,847,097 at December 31, 2012)	28,436,022	26,181,938
Equity securities, available-for-sale, at fair value (cost of $6,690,338
at December 31, 2013 and $5,073,977 at December 31, 2012)	6,796,673	5,290,242
Total investments	37,632,177	32,078,461
Cash and cash equivalents	19,922,506	2,240,012
Premiums receivable, net of provision for uncollectible amounts	7,590,074	7,766,825
Receivables - reinsurance contracts	974,989	-
Reinsurance receivables, net of provision for uncollectible amounts	37,560,825	38,902,782
Deferred policy acquisition costs	6,860,263	5,569,878
Intangible assets, net	2,709,244	3,184,958
Property and equipment, net of accumulated depreciation	2,038,755	1,868,422
Other assets	1,494,989	1,887,060
Total assets	$116,783,822	$93,498,398

Liabilities
Loss and loss adjustment expenses	$34,503,229	$30,485,532
Unearned premiums	32,335,614	26,012,363
Advance premiums	776,099	610,872
Reinsurance balances payable	2,566,729	1,820,527
Advance payments from catastrophe reinsurers	-	7,358,391
Deferred ceding commission revenue	6,984,166	4,877,030
Notes payable (includes payable to related parties of $-0- at December 31, 2013
and $378,000 at December 31, 2012)	-	1,197,000
Accounts payable, accrued expenses and other liabilities	3,215,487	3,067,586
Deferred income taxes	693,087	1,787,281
Total liabilities	81,074,411	77,216,582

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares at December 31, 2013
and 1,000,000 shares at December 31, 2012; -0- shares issued and outstanding	-	-
Common stock, $.01 par value; authorized 20,000,000 shares at December 31, 2013 and 10,000,000 shares at December 31, 2012; issued 8,186,031 shares at
December 31, 2013 and 4,730,357 shares at December 31, 2012; outstanding
7,266,573 shares at December 31, 2013 and 3,840,899 shares at December 31, 2012	81,860	47,304
Capital in excess of par	32,692,568	13,851,036
Accumulated other comprehensive income	305,219	1,023,729
Retained earnings	4,187,209	2,787,292
	37,266,856	17,709,361
Treasury stock, at cost, 919,458 shares at December 31, 2013 and 889,458 shares
at December 31, 2012	(1,557,445)	(1,427,545)
Total stockholders' equity	35,709,411	16,281,816

Total liabilities and stockholders' equity	$116,783,822	$93,498,398

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
Years ended December 31,	2013	2012

Revenues
Net premiums earned	$22,225,167	$17,216,611
Ceding commission revenue	11,673,103	9,690,155
Net investment income	1,170,051	1,015,156
Net realized gain on sale of investments	575,792	288,068
Other income	922,072	867,724
Total revenues	36,566,185	29,077,714

Expenses
Loss and loss adjustment expenses	13,586,533	11,234,713
Commission expense	9,362,793	7,246,245
Other underwriting expenses	9,018,685	7,848,870
Other operating expenses	1,099,370	1,000,308
Depreciation and amortization	646,483	596,347
Interest expense	75,734	81,616
Total expenses	33,789,598	28,008,099

Income from operations before taxes	2,776,587	1,069,615
Income tax expense	764,269	302,909
Net income	2,012,318	766,706

Other comprehensive income, net of tax
Gross unrealized investment holding (losses)
gains arising during period	(1,088,651)	989,895

Income tax benefit (expense) related to items of
other comprehensive income	370,141	(336,565)
Comprehensive income	$1,293,808	$1,420,036

Earnings per common share:
Basic	$0.51	$0.20
Diluted	$0.50	$0.20

Weighted average common shares outstanding
Basic	3,975,115	3,806,697
Diluted	4,059,724	3,871,760

Dividends declared and paid per common share	$0.16	$0.14

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years ended December 31, 2013 and 2012

						Accumulated
						Other
					Capital	Comprehensive
	Preferred Stock		Common Stock		in Excess	Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2012	-	$-	4,643,122	$46,432	$13,739,792	$370,399	$2,554,349	883,222	$(1,400,417)	$15,310,555
Stock-based compensation	-	-	-	-	48,277	-	-	-	-	48,277
Exercise of stock options	-	-	112,391	1,125	45,950	-	-	-	-	47,075
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(25,156)	(253)	(142,999)	-	-	-	-	(143,252)
Excess tax benefit from exercise
of stock options	-	-	-	-	160,016	-	-	-	-	160,016
Acquisition of treasury stock	-	-	-	-	-	-	-	6,236	(27,128)	(27,128)
Dividends	-	-	-	-	-	-	(533,763)	-	-	(533,763)
Net income	-	-	-	-	-	-	766,706	-	-	766,706
Change in unrealized gains on available for
sale securities, net of tax	-	-	-	-	-	653,330	-	-	-	653,330
Balance, December 31, 2012	-	-	4,730,357	47,304	13,851,036	1,023,729	2,787,292	889,458	(1,427,545)	16,281,816
Proceeds from public offering, net of
offering costs of $1,723,121	-	-	3,450,000	34,500	18,769,879	-	-	-	-	18,804,379
Stock-based compensation	-	-	-	-	59,959	-	-	-	-	59,959
Exercise of stock options	-	-	5,674	56	11,694	-	-	-	-	11,750
Acquisition of treasury stock	-	-	-	-	-	-	-	30,000	(129,900)	(129,900)
Dividends	-	-	-	-	-	-	(612,401)	-	-	(612,401)
Net income	-	-	-	-	-	-	2,012,318	-	-	2,012,318
Change in unrealized gains on available
for sale securities, net of tax	-	-	-	-	-	(718,510)	-	-	-	(718,510)
Balance, December 31, 2013	-	$-	8,186,031	$81,860	$32,692,568	$305,219	$4,187,209	919,458	$(1,557,445)	$35,709,411

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2013	2012

Cash flows provided by operating activities:
Net income	$2,012,318	$766,706
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain on sale of investments	(575,792)	(288,068)
Depreciation and amortization	646,483	596,347
Amortization of bond premium, net	203,851	128,443
Stock-based compensation	59,959	48,277
Excess tax benefit from exercise of stock options	-	(160,016)
Deferred income tax expense	(724,053)	(338,723)
(Increase) decrease in operating assets:
Premiums receivable, net	176,751	(1,987,740)
Receivables - reinsurance contracts	(974,989)	1,734,535
Reinsurance receivables, net	1,341,957	(15,021,968)
Deferred policy acquisition costs	(1,290,385)	(1,034,105)
Other assets	358,414	(742,756)
(Decrease) increase in operating liabilities:
Loss and loss adjustment expenses	4,017,697	12,004,815
Unearned premiums	6,323,251	4,729,203
Advance premiums	165,227	66,081
Reinsurance balances payable	746,202	(941,301)
Advance payments from catastrophe reinsurers	(7,358,391)	7,358,391
Deferred ceding commission revenue	2,107,136	894,631
Accounts payable, accrued expenses and other liabilities	147,901	(1,437,430)
Net cash flows provided by operating activities	7,383,537	6,375,322

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	(1,791,702)	-
Purchase - fixed-maturity securities available-for-sale	(9,124,949)	(6,902,429)
Purchase - equity securities	(6,073,138)	(2,835,076)
Sale or maturity - fixed-maturity securities available-for-sale	5,850,770	4,322,120
Sale - equity securities	4,868,193	1,726,345
Other investing activities	(307,045)	(272,344)
Net cash flows used in investing activities	(6,577,871)	(3,961,384)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of common stock	18,804,379	-
Proceeds from line of credit	310,000	640,000
Principal payments on line of credit	(760,000)	(490,000)
Principal payments on notes payable (includes$378,000 to related parties)	(747,000)	-
Proceeds from exercise of stock options	11,750	47,075
Withholding taxes paid on net exercise of stock options	-	(143,252)
Excess tax benefit from exercise of stock options	-	160,016
Purchase of treasury stock	(129,900)	(27,128)
Dividends paid	(612,401)	(533,763)
Net cash flows provided by (used in) financing activities	16,876,828	(347,052)

See notes to accompanying consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31,	2013	2012

Increase in cash and cash equivalents	$17,682,494	$2,066,886
Cash and cash equivalents, beginning of period	2,240,012	173,126
Cash and cash equivalents, end of period	$19,922,506	$2,240,012

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,174,000	$1,863,000
Cash paid for interest	$108,839	$81,716

Supplemental schedule of non-cash investing and financing activities:
Shares deducted from exercise of stock options for payment of withholding taxes	$-	$143,252

See notes to accompanying consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly-owned subsidiaries. Subsidiaries include: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Payments, Inc. All significant inter-company transactions have been eliminated in consolidation.

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

Premium Finance Placement Fees

Premium finance placement fees are earned in the period when contracts are placed with a third party premium finance company. Premium finance placement fees are included in “Other income” in the accompanying consolidated statements of income and comprehensive income.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2013 and 2012. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2013 and 2012. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method and recognized in the statement of income and comprehensive income.

Investment income is accrued to the date of the financial statements and includes amortization of premium and accretion of discount on fixed maturities. Interest is recognized when earned, while dividends are recognized when declared. As of December 31, 2013 and 2012, due and accrued investment income was $414,210 and $343,521, respectively.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria, the following: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. As of December 31, 2013 and 2012, none of the Company’s investments were deemed to be OTTI.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $145,000 and $85,000 as of December 31, 2013 and 2012, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $88,000 and $54,000 were written off for the years ended December 31, 2013 and 2012, respectively.

Deferred Policy Acquisition Costs

Deffered policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Based on the results of our annual impairment testing, no impairment losses from intangible assets were recognized for the years ended December 31, 2013 and 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. The fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. The Company follows the relevant provisions of GAAP concerning uncertainties in income taxes and through December 31, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions based upon KICO’s Investment Committee’s guidelines, which employs different investment strategies. The Company believes that no significant concentration of credit risk exists with respect to investments. As of December 31, 2013 and 2012, the Company had cash deposits in excess of the FDIC secured limit of $250,000 per account at financial institutions of approximately $2,129,000 and $4,162,000, respectively. Cash equivalents are not insured by the FDIC.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

As of December 31, 2013 and 2012, the Company had deposits of cash equivalents as follows:

	December 31,	December 31,
	2013	2012

Collateralized bank repurchase agreement (1)	$17,280,027	$-
Money market fund	953,504	1,184,109
Total	$18,233,531	$1,184,109

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2013, the outstanding premiums receivable balance is generally diversified due to the number of insureds comprising the Company’s customer base, which is largely concentrated in the area of New York City and adjacent Long Island. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Direct premiums earned from lines of business that subject the Company to concentration risk for the years ended December 31, 2013 and 2012 are as follows:

	Years ended December 31,
	2013	2012
Personal Lines	70.0%	68.4%
Commercial Lines	16.0%	16.2%
Commercial Automobile	n/a	11.6%
Total premiums earned subject to concentration	86.0%	96.2%
Premiums earned not subject to concentration	14.0%	3.8%
Total premiums earned	100.0%	100.0%

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.  The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income are advertising costs approximating $55,000 and $35,000 for the years ended December 31, 2013 and 2012, respectively.

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

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in  unrealized gains/losses on available-for-sale securities.

Recent Accounting Pronouncements

Accounting guidance adopted in 2013

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The Company adopted this guidance on January 1, 2013 and it did not have any effect on the Company's results of operations, financial position or liquidity.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	$67,985

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	288,135
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	356,120

Equity Securities:
Preferred stocks	2,899,301	2,503	(251,525)	(62,551)	2,587,728	(311,573)
Common stocks	3,791,037	470,606	(38,785)	(13,913)	4,208,945	417,908
Total equity securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	106,335

Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	$462,455

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2013 and 2012 is shown below:

	December 31, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$758,281	$768,954	$546,952	$560,162
One to five years	9,025,386	9,466,973	9,031,248	9,569,943
Five to ten years	14,070,003	14,114,271	12,605,798	13,306,033
More than 10 years	4,226,232	4,085,824	2,663,099	2,745,800
Total	$28,079,902	$28,436,022	$24,847,097	$26,181,938

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Held-to-Maturity Securities

The amortized cost and fair value of investments in held to maturity fixed-maturity securities as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	$46,915

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	(25,359)

Corporate and other bonds
Industrial and miscellaneous	1,584,647	8,934	-	-	1,588,870	4,223

Total	$2,399,482	$55,849	$(25,359)	$-	$2,425,261	$25,779

December 31, 2012
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$ 606,281	$ 172,745	$ -	$ -	$ 779,026	$ 172,745

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2013 and 2012 is shown below:

	December 31, 2013		December 31, 2012
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	1,793,344	1,772,208	-	-
More than 10 years	606,138	653,053	606,281	779,026
Total	$2,399,482	$2,425,261	$606,281	$779,026

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2013	2012

Income:
Fixed-maturity securities	$1,018,857	$951,895
Equity securities	390,818	268,034
Cash and cash equivalents	41	134
Other	16,507	23,857
Total	1,426,223	1,243,920
Expenses:
Investment expenses	256,172	228,764
Net investment income	$1,170,051	$1,015,156

Proceeds from the sale and maturity of fixed-maturity securities were $5,850,770 and $4,322,120 for the years ended December 31, 2013 and 2012, respectively.

Proceeds from the sale of equity securities were $4,868,193 and $1,726,345 for the years ended December 31, 2013 and 2012, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2013	2012

Fixed-maturity securities
Gross realized gains	$237,886	$233,299
Gross realized losses	(73,910)	(52,933)
	163,976	180,366

Equity securities
Gross realized gains	551,912	137,271
Gross realized losses	(140,096)	(29,569)
	411,816	107,702

Net realized gains	$575,792	$288,068

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

OTTI losses are recorded in the consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2013, there were 52 securities that account for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the years ended December 31, 2013 and 2012. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2013 and 2012 as follows:

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	2,015,437	(49,491)	6	415,866	(45,140)	2	2,431,303	(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company’s investments are allocated among pricing input levels at December 31, 2013 and 2012 as follows:

	December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$7,068	$-	$7,068

Corporate and other
bonds industrial and
miscellaneous	20,731	637	-	21,368
Total fixed maturities	20,731	7,705	-	28,436
Equity investments	6,797	-	-	6,797
Total investments	$27,528	$7,705	$-	$35,233

	December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$5,475	$-	$5,475

Corporate and other
bonds industrial and
miscellaneous	11,600	9,107	-	20,707
Total fixed maturities	11,600	14,582	-	26,182
Equity investments	5,290	-	-	5,290
Total investments	$16,890	$14,582	$-	$31,472

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Notes payable (including related parties): The Company estimates that the carrying amount of notes payable at December 31, 2012 approximates fair value because of the negotiated interest rates, which are based on the terms of the loans, risk and guaranty.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity investments held to maturity	$2,399,482	$2,425,261	$606,281	$779,026
Cash and cash equivalents	19,922,506	19,922,506	2,240,012	2,240,012
Premiums receivable	7,590,074	7,590,074	7,766,825	7,766,825
Receiveables- reinsurance contracts	974,989	974,989	-	-
Reinsurance receivables	38,535,814	38,535,814	38,902,782	38,902,782
Real estate, net of accumulated depreciation	1,777,942	1,816,122	1,696,924	1,720,000
Reinsurance balances payable	2,566,729	2,566,729	1,820,527	1,820,527
Advance payments from catastrophe reinsurers	-	-	7,358,391	7,358,391
Notes payable (including related parties)	-	-	1,197,000	1,197,000

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and assembled workforce. Insurance company license is considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is approximately 5.0 years as of December 31, 2013.

 The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2013 and 2012 are summarized as follows:

		December 31, 2013			December 31, 2012
	Useful Life (in yrs)	Gross Carrying Value	Accmulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	1,530,000	1,870,000	3,400,000	1,190,000	2,210,000
Assembled workforce	7	950,000	610,756	339,244	950,000	475,042	474,958
Total		$4,850,000	$2,140,756	$2,709,244	$4,850,000	$1,665,042	$3,184,958

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31 to identify potential impairment of intangible assets with both definite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2013 and 2012.

The Company recorded amortization expense, related to intangibles, of $475,714 for each of the years ended December 31, 2013 and 2012. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2014	$475,714
2015	475,714
2016	407,816
2017	340,000
2018	340,000
Thereafter	170,000
$2,209,244

Note 7 - Reinsurance

The Company’s reinsurance treaties for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business expired on June 30, 2013. Effective July 1, 2013, the Company entered into new treaties with different terms. The treaties are annual, except for personal lines described below, and provide for the following material terms as of July 1, 2013:

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
YEARS ENDED DECEMBER 31, 2013 AND 2012
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The single maximum risks to which the Company is subject under these treaties per occurrence are as follows:

Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $1,200,000	$300,000
	$1,200,000 -$2,900,000	None(1)
	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 -$2,000,000	None(1)
	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$300,000
	$400,000 - $2,900,000	None(1)
	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,000,000
	$4,000,000 - $90,000,000	None
	Over $90,000,000	100%
________________

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The reinsurance treaties, which expired on June 30, 2013, provided for the following material terms:

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company’s new reinsurance programs on July 1, 2013 and 2012 resulted in adjustments to ceded written premiums, net written premiums and provisional ceding commissions earned.  These adjustments were the result of the annual treaty changes and are not recurring on a quarterly basis:

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company received advance payments from catastrophe reinsurers related to Superstorm Sandy. As of December 31, 2013 and 2012, the balance of advance payments from catastrophe reinsurers which were applied against unpaid losses when paid was $-0- and $7,358,391, respectively, and are included in “Advance payments from catastrophe reinsurers” in the consolidated balance sheets.

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2013
Maiden Reinsurace Company	$6,929	$732	$7,661	$13,868	(1)
SCOR Reinsurance Company	3,318	294	3,612	-
Swiss Reinsuarnace America Corporation	2,523	454	2,977	-
Motors Insurance Corporation	1,536	48	1,584	792	(1)
Sirius American Insurance Company	1,410	44	1,454	-
Allied World Assurance Company	665	39	704	-
Others	983	246	1,229	135	(2)
Total	$17,364	$1,857	$19,221	$14,795

December 31, 2012
Maiden Reinsurace Company	$8,173	$2,989	$11,162	$6,503	(1)
SCOR Reinsurance Company	4,437	1,495	5,932	-
Motors Insurance Corporation	1,550	49	1,599	1,214	(1)
Sirius American Insurance Company	1,406	18	1,424	-
Swiss Reinsurance America Corporation	1,705	756	2,461	-
Allied World Assurance Company	808	372	1,180	-
Others	341	113	454	91	(2)
Total	$18,420	$5,792	$24,212	$7,808

(1) Secured pursuant to collateralized trust agreements.
(2) Guaranteed by an irrevocable letter of credit.

Assets held in the two trusts referred to in footnote (1) above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2013 and 2012 include unearned ceded premiums of $18,400,338 and $14,690,683, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

As of December 31, 2013, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaties”) and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”). As of December 31, 2012, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2011/June 30, 2012 treaty year (“2011/2012 Treaties”) and the 2012/2013 Treaties.

Treaties in effect as of December 31, 2013

The Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaties are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

The Company’s estimated ultimate loss ratios attributable to contracts for the 2013/2014 Treaties are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2013, the Company has recorded contingent ceding commissions earned with respect to the 2013/2014 Treaties.

Treaties in effect as of December 31, 2012

The Company’s estimated ultimate loss ratios attributable to contracts for the 2011/2012 Treaties are lower than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2012, the Company has recorded contingent ceding commissions earned with respect to the 2011/2012 Treaties.

The Company’s estimated ultimate loss ratios attributable to the 2012/2013 Treaties are greater than the contractual ultimate loss ratios at which the provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2012, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

In addition to the treaties that were in effect as of December 31, 2013 and 2012, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Ceding commissions earned consists of the following:

	Years ended
	December 31,
	2013	2012

Provisional ceding commissions earned	$11,007,342	$8,516,240
Contingent ceding commissions earned	665,761	1,173,915
	$11,673,103	$9,690,155

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, for the years ended December 31, 2013 and 2012, respectively, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties, which results in ceding commissions payable to reinsurers. Net contingent ceding commissions payable to reinsurers as of December 31, 2013 and 2012 was $-0- and $807,415, respectively, and is included in “Reinsurance balances payable” in the consolidated balance sheets.

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Policy acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2013	2012

Net deferred policyacquisition costs net of ceding
commission revenue, beginning of year	$692,848	$553,374

Cost incurred and deferred:
Commissions and brokerage	10,500,068	8,087,355
Other underwriting and policy acquisition costs	3,193,910	3,012,611
Ceding commission revenue	(13,114,478)	(9,410,871)
Net deferred policy acquisition costs	579,500	1,689,095
Amortization	(1,396,251)	(1,549,621)
	(816,751)	139,474

Net deferred policy acquisition costs net of ceding
commission revenue, end of year	$(123,902)	$692,848

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2013 and 2012 follows:

	December 31,
	2013	2012

Deferred policy acquisition costs	$6,860,263	$5,569,878
Deferred ceding commission revenue	(6,984,166)	(4,877,030)
Balance at end of period	$(123,903)	$692,848

Note 9 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2013
Building	$1,760,435	$(195,363)	$1,565,072
Land	153,097	-	153,097
Furniture	170,505	(79,885)	90,620
Computer equipment and software	533,966	(307,382)	226,584
Automobile	81,394	(78,012)	3,382
Total	$2,699,397	$(660,642)	$2,038,755

December 31, 2012
Building	$1,648,838	$(152,976)	$1,495,862
Land	153,097	-	153,097
Furniture	138,115	(66,570)	71,545
Computer equipment and software	336,851	(219,447)	117,404
Automobile	81,394	(50,880)	30,514
Total	$2,358,295	$(489,873)	$1,868,422

Depreciation expense for the years ended December 31, 2013 and 2012 was $170,769 and $120,633, respectively.

Note 10 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2013
Premiums written	$60,449,077	$45,746	$(35,656,060)	$24,838,763
Change in unearned premiums	(6,341,750)	18,499	3,709,655	(2,613,596)
Premiums earned	$54,107,327	$64,245	$(31,946,405)	$22,225,167

Year ended December 31, 2012
Premiums written	$49,251,630	$23,967	$(29,715,971)	$19,559,626
Change in unearned premiums	(4,724,193)	(5,010)	2,386,188	(2,343,015)
Premiums earned	$44,527,437	$18,957	$(27,329,783)	$17,216,611

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2013 and 2012 was approximately $776,000 and $611,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2013 and 2012 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2013
Case-basis reserves	$22,489,240	$12,078,399
Loss adjustment expenses	4,200,675	1,226,763
IBNR reserves	7,813,314	4,058,813
Recoverable on unpaid losses		17,363,975
Recoverable on paid losses	-	1,796,512
Total loss and loss adjustment expenses	$34,503,229	19,160,487
Unearned premiums		18,400,338
Total reinsurance receivables		$37,560,825

December 31, 2012
Case-basis reserves	$21,190,141	$13,284,613
Loss adjustment expenses	2,502,169	1,064,420
IBNR reserves	6,793,222	4,070,661
Recoverable on unpaid losses		18,419,694
Recoverable on paid losses	-	5,792,405
Total loss and loss adjustment expenses	$30,485,532	24,212,099
Unearned premiums		14,690,683
Total reinsurance receivables		$38,902,782

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”):

	Years ended
	December 31,
	2013	2012

Balance at beginning of period	$30,485,532	$18,480,717
Less reinsurance recoverables	(18,419,694)	(9,960,334)
Net balance, beginning of period	12,065,838	8,520,383

Incurred related to:
Current year	11,765,420	10,460,000
Prior years	1,821,113	774,713
Total incurred	13,586,533	11,234,713

Paid related to:
Current year	3,709,495	4,419,000
Prior years	4,803,622	3,270,258
Total paid	8,513,117	7,689,258

Net balance at end of period	17,139,254	12,065,838
Add reinsurance recoverables	17,363,975	18,419,694
Balance at end of period	$34,503,229	$30,485,532

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $17,167,407 and $21,396,768 for the years ended December 31, 2013 and 2012, respectively.

Prior year incurred loss and LAE development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends.

Loss and loss adjustment expense reserves

The reserving process for loss adjustment expense reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control.  Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims ("case reserve") is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims and development on known claims (incurred but not reported reserves) are determined using historical information by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, the Company reviews, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. Several methods are used, varying by product line and accident year, in order to select the estimated year-end loss reserves.  These methods include the following:

Paid Loss Development – historical patterns of paid loss development are used to project future paid loss emergence in order to estimate required reserves.

Incurred Loss Development – historical patterns of incurred loss development, reflecting both paid losses and changes in case reserves, are used to project future incurred loss emergence in order to estimate required reserves.

Paid Bornhuetter-Ferguson (“BF”) – an estimated loss ratio for a particular accident year is determined, and is weighted against the portion of the accident year claims that have been paid, based on historical paid loss development patterns.  The estimate of required reserves assumes that the remaining unpaid portion of a particular accident year will pay out at a rate consistent with the estimated loss ratio for that year.  This method can be useful for situations where an unusually high or low amount of paid losses exists at the early stages of the claims development process.

Incurred Bornhuetter-Ferguson (“BF”) - an estimated loss ratio for a particular accident year is determined, and is weighted against the portion of the accident year claims that have been reported, based on historical incurred loss development patterns.  The estimate of required reserves assumes that the remaining unreported portion of a particular accident year will pay out at a rate consistent with the estimated loss ratio for that year.  This method can be useful for situations where an unusually high or low amount of reported losses exists at the early stages of the claims development process.

Management’s best estimate of required reserves is generally based on an average of the methods above, with appropriate weighting of the various methods based on the line of business and accident year being projected. In some cases, additional methods or historical data from industry sources are employed to supplement the projections derived from the methods listed above.

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year used in the BF methods described above, and the loss development factor selections used in the loss development methods described above. The loss ratio estimates used in the BF methods are selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

The Company is not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in its current loss development factors.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to ‘pure’ IBNR for accident years 2010 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date.

Note 11 - Long-Term Debt

Long-term debt and capital lease obligations consist of:

	December 31, 2013			December 31, 2012
		Less			Less
	Total	Current	Long-Term	Total	Current	Long-Term
	Debt	Maturities	Debt	Debt	Maturities	Debt
Notes payable	$-	$-	$-	$747,000	$-	$747,000
Bank line of credit	-	-	-	450,000	450,000	-
	$-	$-	$-	$1,197,000	$450,000	$747,000

Notes Payable

From June 2009 through March 2010, the Company borrowed $1,450,000 (including $785,000 from related parties as disclosed below) and issued promissory notes in such aggregate principal amount (the “2009/2010 Notes”).  The 2009/2010 Notes provided for interest at the rate of 12.625% per annum through the maturity date of July 10, 2011. During the quarter the ended June 30, 2011, the Company prepaid $703,000 (including $407,000 to related parties) of the principal amount of the 2009/2010 Notes. In June 2011, the remaining note holders agreed to extend the maturity date for a period of three years from July 10, 2011 to July 10, 2014, and, effective July 11, 2011, reduce the interest rate from 12.625% to 9.5% per annum. The reduction in the interest rate and the extension of the maturity date did not significantly change the fair value of the 2009/2010 Notes. The remaining 2009/2010 Notes, as extended, were prepaid on December 13, 2013 without premium or penalty. Interest expense on the 2009/2010 Notes for years ended December 31 2013 and 2012 was approximately $69,000 and $71,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Related party balances as of December 31, 2013 and 2012, and principal prepayments as described above for the year ended December 31, 2013 under the 2009/2010 Notes are as follows:

		Less
		Principal
	Balance	Prepayments	Balance
	December 31,	Year Ended	December 31,
	2012	December 31, 2013	2013

Barry Goldstein IRA (Mr. Goldstein is Chairman of the Board, President
and Chief Executive Officer, and principal stockholder of the Company)	$90,000	$90,000	$-
Jay Haft, a director of the Company	30,000	30,000	-
A member of the family of Michael Feinsod, a director of the Company	60,000	60,000	-
Mr. Yedid and members of his family	156,000	156,000	-
A member of the family of Floyd Tupper, a director of KICO	42,000	42,000	-
Total related party transactions	$378,000	$378,000	$-

Interest expense on related party borrowings for the years ended December 31, 2013 and 2012 was approximately $35,000 and $36,000, respectively.

Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at December 31, 2013.

Interest only payments are due monthly. The principal balance is payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. The line of credit is subject to annual renewal at the discretion of the Lender. Lender may set off any depository accounts maintained by Kingstone that are held by Lender. Payment of amounts due pursuant to the Trustco Agreement is secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and is guaranteed by Kingstone’s subsidiary, Payments, Inc.

The line of credit is being used for general corporate purposes.

The weighted average interest rate on the amount outstanding during the years ended December 31, 2013 and 2012 was 3.75%. There are no other fees in connection with this credit line. Interest expense on the line of credit for years ended December 31 2013 and 2012 was approximately $7,000 and $10,000, respectively.

Note 12 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $612,401 and $533,763 for the years ended December 31, 2013 and 2012, respectively. The Company’s Board of Directors approved a quarterly dividend on February 20, 2014 of $.04 per share payable in cash on March 14, 2014 to stockholders of record as of March 6, 2014 (See Note 19).

Preferred Stock

On August 13, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,500,000. The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of December 31, 2013 and 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
Common Stock

On August 13, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

On December 13, 2013, the Company closed on an underwritten public offering of 3,450,000 shares of its Common Stock, including 450,000 shares issued pursuant to the underwriter’s 30-day over-allotment option, at a public offering price of $5.95 per share. The aggregate net proceeds to the Company was approximately $18,804,000, after deducting underwriting discounts and commissions and other offering expenses of $1,723,000.

The Company used the net proceeds of the offering to contribute capital to its insurance subsidiary, KICO, to support growth, including possible product expansion, and to repay indebtedness. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

Other Equity Compensation

For the years ended December 31, 2013 and 2012, there was no other equity compensation.

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

The results of operations for the years ended December 31, 2013 and 2012 include stock-based stock option compensation expense totaling approximately $60,000 and $48,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 21% for the years ended December 31, 2013 and 2012. Such amounts have been included in the consolidated statements of income and comprehensive income within other operating expenses.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Stock-based compensation expense in 2013 and 2012 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the years ended December 31, 2013 and 2012 were $1.43 and $2.47 per share respectively. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for grants during the years ended December 31, 2013 and 2012:

	Years ended
	December 31,
	2013	2012
Dividend Yield	2.42% - 3.14%	0.00%
Volatility	45.73% - 46.71%	50.89% - 89.27%
Risk-Free Interest Rate	0.61% - 0.68%	0.61%
Expected Life	3.25 years	5 years

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

A summary of option activity under the Company’s 2005 Plan for the year ended December 31, 2013 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	235,115	$2.58	2.24	$539,485

Granted	92,500	$5.27	-	$184,900
Exercised	(6,250)	$2.35	-	$18,175
Forfeited	-	$-	-	$-

Outstanding at December 31, 2013	321,365	$3.36	2.26	$1,257,936

Vested and Exercisable at December 31, 2013	244,490	$2.77	1.49	$1,100,811

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $7.27 closing price of the Company’s Common Stock on December 31, 2013. The total intrinsic value of options exercised in year ended December 31, 2013 was $18,175, determined as of the date of exercise.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $11,750 from the exercise of options for the purchase of 5,000 shares of Common Stock in the year ended December 31, 2013. The remaining 1,250 options exercised in 2013 were Net Exercises. The Company received cash proceeds of $47,075 from the exercise of options for the purchase of 22,500 shares of Common Stock in the year ended December 31, 2012. The remaining 146,250 options exercised in 2012 were Net Exercises.

As of December 31, 2013 and 2012, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $71,000 and $26,000, respectively. Unamortized compensation cost as of December 31, 2013 is expected to be recognized over a remaining weighted-average vesting period of 1.47 years.

As of December 31, 2013, there were 201,135 shares reserved under the 2005 Plan.

Note 13 - Statutory Financial Information and Accounting Policies

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing four quarters. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. KICO paid dividends of $700,000 for each of the years ended December 31, 2013 and 2012. On February 27, 2014, KICO’s board of directors approved a cash dividend of $375,000 to Kingstone, which was paid on February 28, 2014. For the years ended December 31, 2013 and 2012, KICO had statutory basis net income of $3,057,740 and $1,142,493, respectively. At December 31, 2013 and 2012, KICO had reported statutory basis surplus as regards policyholders of $31,829,876 and $14,345,729, respectively, as filed with the Department.

Note 14 - Risk Based Capital

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2013 and 2012.

Note 15 – Income Taxes

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2013	2012

Current federal income tax expense	$1,473,370	$641,857
Current state income tax expense	14,952	(225)
Deferred federal and state income tax expense	(724,053)	(338,723)
Provision for income taxes	$764,269	$302,909

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Years ended December 31,	2013		2012
Computed expected tax expense	$944,040	34.0%	$363,669	34.0%
State taxes, net of Federal benefit	(48,411)	(1.8)	(44,687)	(4.2)
State valuation allowance	85,821	3.1	104,325	9.8
Permanent differences
Dividends received deduction	(91,163)	(3.3)	(64,274)	(6.0)
Non-taxable investment income	(43,905)	(1.5)	(68,667)	(6.4)
Stock-based compensation expense	-	-	16,414	1.5
Other permanent differences	25,709	0.9	25,956	2.4
Prior year tax matters	(52,145)	(1.9)	(46,906)	(4.4)
Other	(55,677)	(2.0)	17,079	1.6
Total tax	$764,269	27.5%	$302,909	28.3%

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

	December 31,	December 31,
	2013	2012

Deferred tax asset:
Net operating loss carryovers (1)	$246,476	$264,648
Claims reserve discount	445,384	313,544
Unearned premium	1,000,372	811,413
Deferred ceding commission revenue	2,374,616	1,658,190
Other	17,087	10,921
Total deferred tax assets	4,083,935	3,058,716

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,332,489	1,893,759
Intangibles	921,143	1,082,886
Depreciation and amortization	197,223	152,576
Reinsurance recoverable	-	20,400
Net unrealized appreciation of securities - available for sale	157,167	527,376
Investment income	-	-
Total deferred tax liabilities	4,777,022	4,845,997

Net deferred income tax liability	$(693,087)	$(1,787,281)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2013	2012	Expiration
State only (A)	$459,989	$380,810	December 31, 2032
Valuation allowance	(240,713)	(146,762)
State only, net of valuation allowance	219,276	234,048
Amount subject to Annual Limitation, federal only (B)	27,200	30,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$246,476	$264,648

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of December 31, 2013 and December 31, 2012 was approximately $5,482,000 and $4,588,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives, which expire between 2027 and 2033.

(B) The Company has an NOL of $60,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2013:

Change in net deferred income tax liabilities	$(1,094,194)
Deferred tax expense allocated to other comprehensive income	(370,141)
Deferred income tax provision	$(724,053)

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2013 and 2012. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The Company’s federal income tax return for the year ended December 31, 2009 was examined by the Internal Revenue Service and was accepted as filed. The tax returns for years ended December 31, 2010 through 2012 are subject to examination, generally for three years after filing.

In March 2014, the Company received a notice that its Federal income tax return for the years ended December 31, 2011 and 2012 has been selected for examination by the Internal Revenue Service. The audit has not yet commenced. The final results of this audit are unknown, although management believes the outcome of this examination will not have a material effect on these financial statements though the actual outcome may differ from this belief.

Note 16 - Employee Benefit Plans

The Company’s insurance subsidiary, KICO, maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $270,000 and $139,000 of expense for the years ended December 31, 2013 and 2012, respectively, related to the 401(k) Plan. For the years ended December 31, 2013 and 2012, Additional Contributions consisted of approximately $156,000 and $31,000, respectively.

Note 17 - Commitments and Contingencies

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

State Insurance Regulation

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (“DFS”) has adopted various regulations that affect insurance companies that operate in the state of New York.  Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the DFS commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims.  The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives.  KICO received a letter from the DFS seeking information and data with regard to the foregoing.  KICO has supplied information and data, and is cooperating with the DFS in connection with its investigation. KICO has not received a response from the DFS and believes that such matter will not have any effect on the Company’s financial position or results of operations.

Employment Agreements

Chief Executive Officer (Kingstone)

The Company’s President, Chairman of the Board and Chief Executive Officer, Barry B. Goldstein, is employed pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014. Pursuant to the Goldstein Employment Agreement, effective January 1, 2010, Mr. Goldstein was entitled to receive an annual base salary of $375,000 (“Base Salary”) and annual bonuses based on the Company’s net income (which bonus, commencing for 2010, may not be less than $10,000 per annum).  Effective January 1, 2012, Mr. Goldstein assumed the positions of President and Chief Executive Officer of KICO. Effective April 16, 2012, the Company entered into an amendment to its employment agreement with Mr. Goldstein, pursuant to which, effective January 1, 2012 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $450,000 from $375,000 in consideration for his additional responsibilities to KICO. On August 25, 2008, the Company and Mr. Goldstein entered into an amendment (the “2008 Amendment”) to the Goldstein Employment Agreement. The 2008 Amendment entitles Mr. Goldstein to devote certain time to KICO to fulfill his duties and responsibilities as Chairman of the Board, Chief Investment Officer, and effective January 1, 2012, President and Chief Executive Officer of KICO. Such permitted activity is subject to a reduction in Base Salary under the Goldstein Employment Agreement on a dollar-for-dollar basis to the extent of the salary payable by KICO to Mr. Goldstein pursuant to his KICO employment contract, which, effective July 1, 2013 and 2012, is $385,875 and $367,500 per year, respectively.  Pursuant to the Goldstein Employment Agreement, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, Mr. Goldstein would be entitled to a payout equal to one and one-half times his then annual salary and all of Mr. Goldstein’s outstanding options would become exercisable. In the event of termination by the Company, without cause or he resigns with good reason Mr. Goldstein would be entitled to receive his base salary and bonuses from the Company for the remainder of the term, and his outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment with KICO is terminated by KICO with or without cause, he would be entitled to receive a lump sum payment from KICO equal to six months base salary.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
Executive Vice President (KICO)

John D. Reiersen, KICO’s Executive Vice President, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008, February 28, 2011 and October 14, 2013 (together, the “Reiersen Agreement”). The Reiersen Agreement expires on December 31, 2016 and may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement.  Pursuant to the Reiersen Agreement, Mr. Reiersen’s minimum annual salary effective from January 1, 2012 through December 31, 2014 is $100,000.  His minimum annual salary effective January 1, 2015 will be $105,000. His minimum salary in both periods is subject to increase based upon the provision of more than 500 hours of service per year on behalf of KICO.  Mr. Reiersen also receives additional customary benefits and a $2,000 annual fee for his position as a director of KICO.

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

Note 18 - Net Income Per Common Share

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2013 and 2012, the inclusion of 27,094 and 10,000 options in the computation of diluted earnings per share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012 follows:

	Year ended
	December 31,
	2013	2012

Weighted average number of shares outstanding	3,975,115	3,806,697
Effect of dilutive securities, common share equivalents	84,609	65,063

Weighted average number of shares outstanding,
used for computing diluted earnings per share	4,059,724	3,871,760

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2013 through the date these financial statements were issued for matters that required disclosure or adjustment in these financial statements.

Dividends Declared and Paid

On February 20, 2014, the Company’s board of directors approved a dividend of $.04 per share, $290,664, payable in cash on March 14, 2014 to stockholders of record as of March 6, 2014.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	61	President, Chairman of the Board, Chief Executive Officer and Director
Victor J. Brodsky	56	Chief Financial Officer and Treasurer
John D. Reiersen	71	Executive Vice President, Kingstone Insurance Company
Michael R. Feinsod	43	Secretary and Director
Jay M. Haft	78	Director
David A. Lyons	64	Director
Jack D. Seibald	53	Director
Benjamin Walden	46	Vice President and Chief Actuary, Kingstone Insurance Company

Barry B. Goldstein

Mr. Goldstein has served as our President, Chief Executive Officer, Chairman of the Board, and a director since March 2001.  He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee.  Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008 and as its President and Chief Executive Officer since January 2012.  He was Treasurer of KICO from March 2010 through September 2010.  Effective July 1, 2009, we acquired a 100% equity interest in KICO.  From April 1997 to December 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in May 2003.  Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo.  We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his service as Chairman of the Board of KICO since 2006 and as its Chief Investment Officer since 2008, give him the qualifications and skills to serve as one of our directors.

Victor J. Brodsky

Mr. Brodsky has served as our Chief Financial Officer since August 2009 and as our Treasurer since August 2013.  He served as our Chief Accounting Officer from August 2007 through July 2009, as our Principal Financial Officer for Securities and Exchange Commission (“SEC”) reporting purposes from November 2007 through July 2009 and as our Secretary from December 2008 to August 2013.  In addition, Mr. Brodsky has served as a director of KICO since February 2008, as Chief Financial Officer of KICO since September 2010 and as Senior Vice President of KICO since January 2012.  He also served as Treasurer of KICO from September 2010 through December 2011.  Mr. Brodsky served from May 2008 through March 15, 2010 as Vice President of Financial Reporting and Principal Financial Officer for SEC reporting purposes of Vertical Branding Inc. Mr. Brodsky served as Chief Financial Officer of Vertical Branding from March 1998 through May 2008 and as a director of Vertical Branding from May 2002 through November 2005.  He served as its Secretary from November 2005 through May 2008 and from April 2009 to March 15, 2010.  A receiver was appointed for the business of Vertical Branding in February 2010.  Prior to joining Vertical Branding, Mr. Brodsky spent 16 years at the CPA firm of Michael & Adest in New York.  Mr. Brodsky earned a Bachelor of Business Administration degree from Hofstra University, with a major in accounting, and is a licensed CPA in New York.

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

Michael R. Feinsod

Mr. Feinsod is Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999.  From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation, a business development company.  Mr. Feinsod served as a director of Ameritrans Capital from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April 25, 2013.  On April 25, 2013, in connection with a settlement agreement, the United States Small Business Administration, was appointed as the receiver of Elk Associates Funding Corporation for the purpose of marshaling and liquidating all of its assets and satisfying the claims of creditors therefrom. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer.  He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP.  Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University.  He has served as one of our directors since October 2008 and as our Secretary since August 2013.  We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

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

Jack D. Seibald

Mr. Seibald is a Founder and Managing Member of Concept Capital Markets, LLC (“Concept Capital”) and serves Concept Capital in a variety of areas, including business and client development and legal and compliance matters.  Mr. Seibald also serves as a Managing Member of Concept Capital Holdings, LLC, the parent of Concept Capital, of Concept Capital Administration, LLC, which provides administrative services to Concept Capital and its affiliates, and as a member of the Board of Managers of ConceptONE, LLC, which provides portfolio and risk analytics and reporting services as well as regulatory reporting to investment managers.  Mr. Seibald has been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in equity research, investment management and prime brokerage services dating back to 1983.  From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder he co-managed several pools of funds.  He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co in similar positions.  Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector.  He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  Mr. Seibald has served as one of our directors since 2004.  In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others.  FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

Benjamin Walden

Mr. Walden has served as Vice President and Chief Actuary of KICO since December 2013.  From February 2010 to November 2013, he served as Chief Actuary for Interboro Insurance Company, a personal lines carrier.  From July 2008 to February 2010, Mr. Walden was President of Assigned Risk Consulting, Inc., an independent actuarial consulting firm. From October 2001 to April 2009, he served as Vice President and Chief Actuary of AutoOne Insurance, an assigned risk servicing carrier.  Mr. Walden was also an actuarial consultant at Milliman, Inc., an independent provider of actuarial and consulting services, from January 1998 to October 2001.  Mr. Walden has been a Fellow of the Casualty Actuarial Society since 1999 and holds a Bachelor of Science Degree in Mathematics from Villanova University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2013.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Lyons filed one Form 4 late (reporting one transaction).

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2013 and 2012 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Barry B. Goldstein Chief Executive	2013	$450,000	$100,000		$-	$120,750	(1)	$35,857	$706,607
Officer	2012	$450,000	-		$-	$126,985	(2)	$33,825	$610,810

Victor J. Brodsky Chief Financial	2013	$249,600	$28,000	(3)	$27,672	$18,405	(4)	$17,603	$341,280
Officer	2012	$240,000	-		$-	$6,558	(5)	$13,792	$260,350

John D. Reiersen Executive Vice	2013	$149,200	-		$13,836	$21,002	(4)	$6.000	$190,038
President, Kingstone Insurance Company	2012	$150,200	-		$-	$7,392	(5)	$6,064	$163,656
__________

(1) Represents bonus compensation of $67,429 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2014, and $53,321 accrued pursuant to the KICO employee profit sharing plan and paid in 2014.

(2) Represents bonus compensation of $110,540 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2013, and $16,445 accrued pursuant to the KICO employee profit sharing plan and paid in 2013.

(3) Represents bonus compensation of $8,000 for 2012 paid in 2013 and $20,000 accrued in 2013 and paid in 2014.
(4) Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2014.
(5) Represents amounts accrued pursuant to the KICO employee profit sharing plan and paid in 2013.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2014.  Pursuant to the Goldstein Employment Agreement, effective January 1, 2012, Mr. Goldstein is entitled to receive an annual base salary of $450,000 (“Base Salary”).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009 and $375,000 from January 1, 2010 through December 31, 2011.  Mr. Goldstein is also entitled to receive annual bonuses based on our net income (which bonus may not be less than $10,000 per annum).  He is also entitled to increases in the Base Salary and other potential additional compensation as may be determined from time to time by the Board in its sole discretion.  A portion of the Base Salary amount payable to Mr. Goldstein is contractually shared with KICO.  Since August 2008, Mr. Goldstein has served as Chief Investment Officer of KICO.  Since January 2012, he has also served as President and Chief Executive Officer of KICO.  See “Termination of Employment and Change-in-Control Arrangements.”

Mr. Reiersen is employed as Executive Vice President of KICO pursuant to an employment agreement, dated September 13, 2006, as amended (the “Reiersen Employment Agreement”).  Pursuant to the Reiersen Employment Agreement, during 2011, Mr. Reiersen was entitled to receive an annual base salary of approximately $269,000 in his then capacity as President and Chief Executive Officer of KICO.  Pursuant to an amendment to the Reiersen Employment Agreement dated February 28, 2011, the term was extended to December 31, 2014 and Mr. Reiersen has served as Executive Vice President of KICO since January 1, 2012.  In such capacity, Mr. Reiersen reports to the President and Chief Executive Officer of KICO and provides advice and assistance to the President and Chief Executive Officer of KICO, as well as other officers and management personnel of KICO, with regard to the management and operation of KICO.  Since January 1, 2012, Mr. Reiersen’s minimum annual salary has been $100,000 (subject to increase based upon the provision of more than 500 hours of service per year on behalf of KICO).  Pursuant to an amendment to the Reiersen Employment Agreement dated October 14, 2013, the term was extended from December 31, 2014 to December 31, 2016 and, effective January 1, 2015, Mr. Reiersen will be entitled to receive an annual base salary of $105,000 (subject to increase based upon the provision of more than 500 hours of service per year on behalf of KICO).  See “Termination of Employment and Change-in-Control Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	188,865	-		$2.50	03/24/15
Victor J. Brodsky	5,000	15,000	(1)	$5.09	08/29/18
John D. Reiersen	20,000	-		$2.35	07/30/14
	2,500	7,500	(2)	$5.09	08/29/18
______________________________________

(1) Such options are exercisable to the extent of 5,000 shares effective as of each of August 29, 2014, 2015 and 2016.

(2) Such options are exercisable to the extent of 2,500 shares effective as of each of August 29, 2014, 2015 and 2016.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$35,600	-	-	$35,600

Jay M. Haft	$33,950	-	-	$33,950

David A. Lyons	$34,275	-	-	$34,275

Jack D. Seibald	$37,525	-	-	$37,525

Our non-employee directors are currently entitled to receive compensation for their services as directors as follows:

●	$30,000 per annum (including $5,000 per annum for service as a director of KICO)
●	up to an additional $5,000 per annum for committee chair (and $1,500 per annum for KICO committee chair)
●	$750 per Board meeting attended ($375 if telephonic)
●	$500 per committee meeting attended ($250 if telephonic)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 19, 2014 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	1,115,526 (1)(2)	15.0%

Michael R. Feinsod c/o Infinity Capital 200 South Service Road Roslyn, New York	504,490 (1)(3)	6.9%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	408,147 (1)(4)	5.6%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	170,275 (1)(5)	2.3%

David A. Lyons 252 Brookdale Road Stamford, Connecticut	-0-	*

John D. Reiersen 15 Joys Lane Kingston, New York	27,100 (6)	*

Victor J. Brodsky 15 Joys Lane Kingston, New York	16,408 (7)	*

Benjamin Walden 11 Mill Pond Lane Centerport, New York	2,500 (8)	*

Ronin Capital, LLC 350 N. Orleans Street, Suite 2N Chicago, Illinois	584,100 (9)	8.0%

Wedbush Opportunity Capital, LLC Wedbush Opportunity Partners, LP 1000 Wilshire Boulevard Los Angeles, California	448,104 (9)(10)	6.2%

Stieven Financial Investors, L.P. Stieven Financial Offshore Investors, Ltd. Stieven Capital GP, LLC Stieven Capital Advisors, L.P. Stieven Capital Advisors GP, LLC Joseph A. Stieven Stephen L. Covington Daniel M. Ellefson 12412 Powerscourt Drive, Suite 250 St. Louis, Missouri	400,000 (9)(11)	5.5%

All executive officers and directors as a group (8 persons)	2,244,446 (1)(2)(3)(4)(5)(6)(7)(8)	30.0%
__________
*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information that is publicly available.

(2)
Includes (i) 32,500 shares held in retirement trusts for the benefit of Mr. Goldstein, (ii) 188,865 shares issuable upon the exercise of currently exercisable options and (iii) 144,161 shares owned by Mr. Goldstein’s wife.  The inclusion of the shares owned by Mr. Goldstein’s wife shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)
Includes 487,495 shares owned by Infinity Capital Partners, L.P. (“Partners”).  Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners.  Pursuant to Schedule 13D, as amended, filed under the Exchange Act, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares.  Also includes 10,000 shares held in a retirement trust for the benefit of Mr. Feinsod.

(4)
Pursuant to Schedule 13D filed under the Exchange Act, includes (i) 113,000 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 174,824 shares held in a retirement trust for the benefit of Mr. Seibald; and (iii) 100,000 shares owned by SDS Partners I, Ltd. for which Mr. Seibald serves as a general partner.  Mr. Seibald has sole voting and dispositive power over 195,147 shares and shared voting and dispositive power over 213,000 shares.  The inclusion of shares that Mr. Seibald does not directly own shall not be deemed an admission that Mr. Seibald is, for purposes of Section 13(d) of the Exchange Act, the beneficial owner of such shares.

(5)	Includes 576 shares held in a retirement trust for the benefit of Mr. Haft.

(6)	Includes 22,500 shares issuable upon the exercise of currently exercisable options.

(7)	Includes 5,000 shares issuable upon the exercise of currently exercisable options.

(8)	Represents shares issuable upon the exercise of currently exercisable options.

(9)	Based upon Schedule 13G, as amended, filed under the Exchange Act.

(10)
Pursuant to Schedule 13G: (i) Wedbush Opportunity Partners, L.P. (the “Fund”) and Wedbush Opportunity Capital, LLC (the “General Partner”), as the general partner of the Fund, each have shared voting and dispositive power over 448,104 shares; (ii) 448,104 shares are held directly by Jeremy Zhu and the Fund for the benefit of the Fund’s investors; (iii) the 448,104 shares may be deemed to be indirectly beneficially owned by the General Partner, as the general partner of the Fund, and Jeremy Q. Zhu, as a Managing Director of the General Partner and lead member of the General Partner’s investment team that manages the Fund’s portfolio; and (iv) the General Partner and Jeremy Zhu disclaim beneficial ownership of the shares owned by the Fund, except to the extent of any pecuniary interest therein.

(11)
Pursuant to Schedule 13G:  (i) Stieven Financial Investors, L.P. (“SFI”) and Stieven Capital GP, LLC (“SCGP”), the general partner of SFI, each have shared voting and dispositive power over 326,640 shares; (ii) Stieven Financial Offshore Investors, Ltd. (“SFOI”) has shared voting and dispositive power over 73,360 shares; and (iii) Stieven Capital Advisors, L.P. (“SCA”), which serves as the investment manager to SFI and SFOI, Stieven Capital Advisors GP, LLC (“SCAGP”), which serves as the general partner of SCA, Joseph A. Stieven, as managing member of SCAGP and SCGP and Chief Executive Officer of SCA, Stephen L. Covington, as managing director of SCA, and Daniel M. Ellefson, as managing director of SCA, each have shared voting and dispositive power over 400,000 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	321,365	$3.36	201,135
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	321,365		201,135

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Michael R. Feinsod, Jay M. Haft, David A. Lyons and Jack D. Seibald.  Each of Messrs. Feinsod, Haft, Lyons and Seibald is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Lyons, Feinsod, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Messrs. Haft, Feinsod, Lyons and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Feinsod, Haft and Lyons, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2013 and 2012.

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees(1)	$254,128	$132,500
Audit-Related Fees(2)	$1,660	-
Tax Fees(3)	$40,359	$46,164
All Other Fees(4)	-	-
	$296,147	$178,664
__________

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Form S-1 (and the related prospectus), Form S-8, and services provided in connection with other statutory or regulatory filings.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended

3(b)	By-laws, as amended (1)

10(a)	2005 Equity Participation Plan

10(b)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (2)

10(c)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (3)

10(d)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (4)

10(e)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (5)

10(f)	Amendment No. 4, dated as of April 16, 2012, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (6)

10(g)	Employment Contract, effective on July 1, 2008, between Commercial Mutual Insurance Company and Barry B. Goldstein (7)

10(h)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (5)

10(i)	Amendment No. 1, dated as of May 14, 2012, to Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein (8)

10(j)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (7)

10(k)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (7)

10(l)	Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (7)

10(m)	Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (9)

10(n)	Amendment No. 4, dated as of October 14, 2013, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (10)

10(o)	Stock Option Agreement, dated as of March 24, 2010, between Kingstone Companies, Inc. and Barry B. Goldstein (4)

10(p)	Letter agreement, dated February 23, 2012, between Kingstone Companies, Inc. and Barry Goldstein with regard to outstanding options (11)

14	Code of Ethics (12)

23	Consent of Marcum LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.
__________

(1)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 16, 2012 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 14, 2013 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 31, 2014	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer,
Barry B. Goldstein	Treasurer and Director (Principal Executive Officer)	March 31, 2014
/s/ Victor J. Brodsky	Chief Financial Officer and Treasurer
Victor J. Brodsky	(Principal Financial and Accounting Officer)	March 31, 2014
/s/ Michael R. Feinsod	Director and Secretary	March 31, 2014
Michael R. Feinsod

Director
Jay M. Haft
/s/ David A. Lyons	Director	March 31, 2014
David A. Lyons
/s/ Jack D. Seibald	Director	March 31, 2014
Jack D. Seibald