Form 10-Q
period 2014-05-08
KINGSTONE COMPANIES, INC.
filed 2014-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of May 15, 2014, there were 7,282,444 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements	2

	Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4 —	Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	50

Item 1A —	Risk Factors	50

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 —	Defaults Upon Senior Securities	50

Item 4 —	Mine Safety Disclosures	50

Item 5 —	Other Information	50

Item 6 —	Exhibits	50

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
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 under “Factors That May Affect Future Results and Financial Condition”.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,102,096 at March 31, 2014 and $2,425,261 at December 31, 2013)	$3,969,335	$2,399,482
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$36,267,872 at March 31, 2014 and $28,079,902 at December 31, 2013)	37,087,852	28,436,022
Equity securities, available-for-sale, at fair value (cost of $8,190,655
at March 31, 2014 and $6,690,338 at December 31, 2013)	8,513,526	6,796,673
Total investments	49,570,713	37,632,177
Cash and cash equivalents	8,563,066	19,922,506
Premiums receivable, net of provision for uncollectible amounts	8,102,612	7,590,074
Receivables - reinsurance contracts	858,567	974,989
Reinsurance receivables, net of provision for uncollectible amounts	43,531,328	37,560,825
Deferred policy acquisition costs	7,193,301	6,860,263
Intangible assets, net	2,590,315	2,709,244
Property and equipment, net of accumulated depreciation	2,295,861	2,038,755
Other assets	1,447,522	1,494,989
Total assets	$124,153,285	$116,783,822

Liabilities
Loss and loss adjustment expense reserves	$40,043,254	$34,503,229
Unearned premiums	33,466,488	32,335,614
Advance premiums	1,165,871	776,099
Reinsurance balances payable	2,982,222	2,566,729
Deferred ceding commission revenue	7,117,642	6,984,166
Accounts payable, accrued expenses and other liabilities	2,301,195	3,215,487
Deferred income taxes	868,281	693,087
Total liabilities	87,944,953	81,074,411

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,186,031 shares;
outstanding 7,266,573 shares	81,860	81,860
Capital in excess of par	32,705,959	32,692,568
Accumulated other comprehensive income	754,280	305,219
Retained earnings	4,223,678	4,187,209
	37,765,777	37,266,856
Treasury stock, at cost, 919,458 shares	(1,557,445)	(1,557,445)
Total stockholders' equity	36,208,332	35,709,411

Total liabilities and stockholders' equity	$124,153,285	$116,783,822
________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three months ended March 31,	2014	2013

Revenues
Net premiums earned	$5,926,311	$4,623,215
Ceding commission revenue	3,381,283	2,293,711
Net investment income	378,788	283,287
Net realized gains on sales of investments	188,348	105,125
Other income	227,557	213,990
Total revenues	10,102,287	7,519,328

Expenses
Loss and loss adjustment expenses	4,324,954	2,469,641
Commission expense	2,582,508	2,115,820
Other underwriting expenses	2,281,749	2,213,345
Other operating expenses	250,035	243,310
Depreciation and amortization	183,120	152,986
Interest expense	-	21,215
Total expenses	9,622,366	7,216,317

Income from operations before taxes	479,921	303,011
Income tax expense	152,788	112,003
Net income	327,133	191,008

Other comprehensive income, net of tax
Gross change in unrealized gains on available-for-sale-securities	680,396	445,743

Income tax expense related to items of other comprehensive income	(231,335)	(151,553)
Comprehensive income	$776,194	$485,198

Earnings per common share:
Basic	$0.05	$0.05
Diluted	$0.04	$0.05

Weighted average common shares outstanding
Basic	7,266,573	3,840,899
Diluted	7,372,149	3,914,406

Dividends declared and paid per common share	$0.04	$0.04
_______________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2014 (unaudited)

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2014	-	$-	8,186,031	$81,860	$32,692,568	$305,219	$4,187,209	919,458	$(1,557,445)	$35,709,411
Stock-based compensation	-	-	-	-	13,391	-	-	-	-	13,391
Dividends	-	-	-	-	-	-	(290,664)	-	-	(290,664)
Net income	-	-	-	-	-	-	327,133	-	-	327,133
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	449,061	-	-	-	449,061
Balance, March 31, 2014	-	$-	8,186,031	$81,860	$32,705,959	$754,280	$4,223,678	919,458	$(1,557,445)	$36,208,332
______________________________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31,	2014	2013

Cash flows provided by operating activities:
Net income	$327,133	$191,008
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sales of investments	(188,348)	(105,125)
Depreciation and amortization	183,120	152,986
Amortization of bond premium, net	82,997	45,074
Stock-based compensation	13,391	8,748
Deferred income tax expense	(56,141)	(124,532)
(Increase) decrease in operating assets:
Premiums receivable, net	(512,538)	370,668
Receivables - reinsurance contracts	116,422	-
Reinsurance receivables, net	(5,970,503)	5,281,411
Deferred policy acquisition costs	(333,038)	17,101
Other assets	46,785	1,011,071
(Decrease) increase in operating liabilities:
Loss and loss adjustment expense reserves	5,540,025	(2,175,646)
Unearned premiums	1,130,874	551,525
Advance premiums	389,772	156,610
Reinsurance balances payable	415,493	4,421,673
Advance payments from catastrophe reinsurers	-	(7,358,391)
Deferred ceding commission revenue	133,476	45,226
Accounts payable, accrued expenses and other liabilities	(914,292)	(244,362)
Net cash flows provided by operating activities	404,628	2,245,045

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	(1,566,354)	-
Purchase - fixed-maturity securities available-for-sale	(10,396,843)	(1,146,075)
Purchase - equity securities	(2,662,152)	(2,298,727)
Sale or maturity - fixed-maturity securities available-for-sale	2,176,834	1,522,781
Sale - equity securities	1,287,326	945,053
Other investing activities	(312,215)	(75,898)
Net cash flows used in investing activities	(11,473,404)	(1,052,866)

Cash flows used in financing activities:
Proceeds from line of credit	-	100,000
Principal payments on line of credit	-	(550,000)
Dividends paid	(290,664)	(153,637)
Net cash flows used in financing activities	(290,664)	(603,637)

(Decrease) increase in cash and cash equivalents	$(11,359,440)	$588,542
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$8,563,066	$2,828,554

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$400	$-
Cash paid for interest	$-	$39,087
___________________________________________________________________________________
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York. KICO has also obtained a license to write insurance in the Commonwealth of Pennsylvania; however, KICO has only nominally commenced writing business in Pennsylvania. Kingstone, through its wholly owned subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2014. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly owned subsidiaries. Subsidiaries include: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Payments Inc. All significant inter-company transactions have been eliminated in consolidation.

Accounting Pronouncements

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2014, as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
	Cost	Gains	Months	Months	Value	(Losses)
Category

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$11,199,284	$257,295	$(25,457)	$(35,326)	$11,395,796	$196,512

Corporate and other bonds
Industrial and miscellaneous	25,068,588	724,043	(62,730)	(37,845)	25,692,056	623,468
Total fixed-maturity securities	36,267,872	981,338	(88,187)	(73,171)	37,087,852	819,980

Equity Securities:
Preferred stocks	3,159,917	6,756	(68,114)	(58,228)	3,040,331	(119,586)
Common stocks	5,030,738	463,402	(20,945)	-	5,473,195	442,457
Total equity securities	8,190,655	470,158	(89,059)	(58,228)	8,513,526	322,871

Total	$44,458,527	$1,451,496	$(177,246)	$(131,399)	$45,601,378	$1,142,851

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	$67,985

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	288,135
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	356,120

Equity Securities:
Preferred stocks	2,899,301	2,503	(251,525)	(62,551)	2,587,728	(311,573)
Common stocks	3,791,037	470,606	(38,785)	(13,913)	4,208,945	417,908
Total equity securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	106,335

Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	$462,455

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2014 and December 31, 2013 is shown below:

	March 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$745,401	$760,948	$758,281	$768,954
One to five years	8,424,752	8,843,711	9,025,386	9,466,973
Five to ten years	20,629,510	20,997,899	14,070,003	14,114,271
More than 10 years	6,468,209	6,485,294	4,226,232	4,085,824
Total	$36,267,872	$37,087,852	$28,079,902	$28,436,022

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,327	$84,612	$-	$-	$690,939	$84,612

Political subdivisions of States,
Territories and Possessions	1,410,299	-	(3,437)	-	1,406,862	(3,437)

Corporate and other bonds
Industrial and miscellaneous	1,952,709	51,586	-	-	2,004,295	51,586

Total	$3,969,335	$136,198	$(3,437)	$-	$4,102,096	$132,761

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	$46,915

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	(25,359)

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	4,223

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	$25,779

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2014 and December 31, 2013 is shown below:

	March 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	2,162,433	2,206,448	1,793,344	1,772,208
More than 10 years	1,806,902	1,895,648	606,138	653,053
Total	$3,969,335	$4,102,096	$2,399,482	$2,425,261

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2014	2013

Income:
Fixed-maturity securities	$342,918	$260,035
Equity securities	114,513	86,455
Cash and cash equivalents	20,619	29
Total	478,050	346,519
Expenses:
Investment expenses	99,262	63,232
Net investment income	$378,788	$283,287

Proceeds from the sale and maturity of fixed-maturity securities were $2,176,834 and $1,522,781 for the three months ended March 31, 2014 and 2013, respectively.

Proceeds from the sale of equity securities were $1,287,326 and $945,053 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Three months ended
	March 31,
	2014	2013

Fixed-maturity securities:
Gross realized gains	$89,256	$76,976
Gross realized losses	(26,399)	-
	62,857	76,976

Equity securities:
Gross realized gains	136,059	71,785
Gross realized losses	(10,568)	(43,636)
	125,491	28,149

Net realized gains	$188,348	$105,125

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, in accordance with GAAP, management considers weather (i) the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an Other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2014, there were 39 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed maturity investments and equity securities for the three months ended March 31, 2014 and 2013. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,669,178	$(25,457)	9	$772,206	$(35,326)	2	$3,441,384	$(60,783)

Corporate and other
bonds industrial and
miscellaneous	4,378,126	(62,730)	13	1,036,070	(37,845)	4	5,414,196	(100,575)

Total fixed-maturity
securities	$7,047,304	$(88,187)	22	$1,808,276	$(73,171)	6	$8,855,580	$(161,358)

Equity Securities:
Preferred stocks	$1,443,956	$(68,114)	6	$646,300	$(58,228)	3	$2,090,256	$(126,342)
Common stocks	418,425	(20,945)	2	-	-	-	418,425	(20,945)

Total equity securities	$1,862,381	$(89,059)	8	$646,300	$(58,228)	3	$2,508,681	$(147,287)

Total	$8,909,685	$(177,246)	30	$2,454,576	$(131,399)	9	$11,364,261	$(308,645)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

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

The Company’s investments are allocated among pricing input levels at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	11,396	-	11,396

Corporate and other
bonds industrial and
miscellaneous	17,553	8,138	-	25,691
Total fixed maturities	17,553	19,534	-	37,087
Equity securities	8,514	-	-	8,514
Total investments	$26,067	$19,534	$-	$45,601

	December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$7,068	$-	$7,068

Corporate and other
bonds industrial and
miscellaneous	20,731	637	-	21,368
Total fixed maturities	20,731	7,705	-	28,436
Equity investments	6,797	-	-	6,797
Total investments	$27,528	$7,705	$-	$35,233

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

Premiums receivable, reinsurance receivables:  The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to the short-term nature of the assets.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity investments held to maturity	$3,969,335	$4,102,096	$2,399,482	$2,425,261
Cash and cash equivalents	8,563,066	8,563,066	19,922,506	19,922,506
Premiums receivable	8,102,612	8,102,612	7,590,074	7,590,074
Receivables - reinsurance contracts	858,567	858,567	974,989	974,989
Reinsurance receivables	43,531,328	43,531,328	37,560,825	37,560,825
Real estate, net of accumulated depreciation	1,766,149	1,816,122	1,777,942	1,816,122
Reinsurance balances payable	2,982,222	2,982,222	2,566,729	2,566,729

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2014
Premiums written	$16,347,445	$7,647	$(9,769,829)	$6,585,263
Change in unearned premiums	(1,133,528)	2,654	471,922	(658,952)
Premiums earned	$15,213,917	$10,301	$(9,297,907)	$5,926,311

Three months ended March 31, 2013
Premiums written	$12,844,836	$9,815	$(7,883,665)	$4,970,986
Change in unearned premiums	(578,967)	27,441	203,755	(347,771)
Premiums earned	$12,265,869	$37,256	$(7,679,910)	$4,623,215

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of March 31, 2014 and December 31, 2013 was approximately $1,166,000 and $776,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended March 31,
	2014	2013

Balance at beginning of period	$34,503,229	$30,485,532
Less reinsurance recoverables	(17,363,975)	(18,419,694)
Net balance, beginning of period	17,139,254	12,065,838

Incurred related to:
Current year	4,121,732	2,469,783
Prior years	203,222	(142)
Total incurred	4,324,954	2,469,641

Paid related to:
Current year	1,082,950	588,655
Prior years	1,455,086	1,365,361
Total paid	2,538,036	1,954,016

Net balance at end of period	18,926,172	12,581,463
Add reinsurance recoverables	21,117,082	15,728,423
Balance at end of period	$40,043,254	$28,309,886

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $6,718,463 and $5,055,495 for the three months ended March 31, 2014 and 2013, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Loss and loss adjustment expense reserves

The reserving process for loss adjustment expense reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control.  Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims (“case reserve”) is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims and development on known claims (incurred but not reported reserves) are determined using historical information by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. On at least a quarterly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. Several methods are used, varying by product line and accident year, in order to select the estimated year-end loss reserves.  These methods include the following:

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

Two key assumptions that materially affect the estimate of loss reserves are the loss ratio estimate for the current accident year used in the BF methods described above, and the loss development factor selections used in the loss development methods described above. The loss ratio estimates used in the BF methods are selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

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

Personal Lines

The personal lines treaty was renewed with a two year term expiring on June 30, 2015. Personal lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty, which provides coverage with respect to losses of up to $1,200,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,700,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence. Effective as of July 1, 2014, the Company has the option to increase the quota share percentage to a maximum of 85% or decrease the quota share percentage to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. See “Catastrophe Reinsurance” below for a discussion of the Company’s reinsurance coverage with respect to its Personal Lines business in the event of a catastrophe.

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

Catastrophe Reinsurance

The Company has catastrophe reinsurance coverage with regard to losses of up to $90,000,000.  The initial $4,000,000 of losses in a catastrophe are subject to a 75% quota share treaty, such that the Company retains $1,000,000 per catastrophe occurrence. With respect to any additional catastrophe losses of up to $86,000,000 per catastrophe, the Company is 100% reinsured under its catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks to which the Company is subject under these treaties per occurrence are as follows:

Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $1,200,000	$300,000
	$1,200,000 - $2,900,000	None(1)
	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$300,000
	$400,000 - $2,900,000	None(1)
	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,000,000
	$4,000,000 - $90,000,000	None
	Over $90,000,000	100%
________________
(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The previous reinsurance treaties, which expired on June 30, 2013, provided for the following material terms:

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

As of March 31, 2014, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”). As of March 31, 2013, the Company’s estimated ultimate loss ratios are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaties”).

Treaties in effect as of March 31, 2014

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2013 through March 31, 2014, which are attributable to contracts for the 2013/2014 Treaties remain lower than the contractual Loss Ratios at which the provisional ceding commissions are earned.  As a result of severe winter weather during the three months ended March 31, 2014, the Loss Ratios attributable to these treaties as of March 31, 2014 were greater than the Loss Ratios as of December 31, 2013. Accordingly, for the three months ended March 31, 2014, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2013/2014 Treaties.

Treaties in effect as of March 31, 2013

The Company’s estimated Loss Ratios attributable to the 2012/2013 Treaties were greater than the contractual Loss Ratios at which the provisional ceding commissions are earned. Accordingly, for the three months ended March 31, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

In addition to the treaties that were in effect as of March 31, 2014 and 2013, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Three months ended
	March 31,
	2014	2013

Provisional ceding commissions earned	$3,376,876	$2,392,864
Contingent ceding commissions earned	4,407	(99,153)
	$3,381,283	$2,293,711

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, for the three months ended March 31, 2013, the Company has recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties, which results in ceding commissions payable to reinsurers. There was no net contingent ceding commissions payable to reinsurers as of March 31, 2014 and December 31, 2013.

Note 7 – Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at March 31, 2014.

Interest only payments are due monthly. The principal balance is payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. The line of credit is subject annual renewal at the discretion of the Lender. Lender may set off any depository accounts maintained by Kingstone that are held by Lender. Payment of amounts due pursuant to the Trustco Agreement is secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and is guaranteed by Kingstone’s subsidiary, Payments, Inc.

The line of credit will be used for general corporate purposes.

There were no outstanding balances under the bank line of credit as of March 31, 2014 and December 31, 2013. The weighted average interest rate on the amount outstanding during the three months ended March, 2014 and 2013 was 0% and 3.75%, respectively. There are no other fees in connection with this credit line. Interest expense on the line of credit for the three months ended March 31, 2014 and 2013 was approximately $-0- and $3,000, respectively.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $290,664 and $153,637 for the three months ended March 31, 2014 and 2013, respectively. The Company’s Board of Directors approved a quarterly dividend on May 13, 2014 of $.04 per share payable in cash on June 13, 2014 to stockholders of record as of May 30, 2014 (see Note 12).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of Common Stock are permitted to be issued pursuant to options granted and restricted stock issued.  Incentive stock options granted under the 2005 Plan expire no later than ten years from date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory options, and the vesting provisions for restricted stock, granted under the 2005 Plan.

The results of operations for the three months ended March 31, 2014 and 2013 include stock-based compensation expense totaling approximately $13,000 and $9,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 20% and 21% for the three months ended March 31, 2014 and 2013, respectively. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2014 and 2013 is the grant date estimated fair value of options amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the three months ended March 31, 2014 and 2013.

A summary of option activity under the Company’s 2005 Plan for the three months ended March 31, 2014 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	321,365	$3.36	2.26	$1,257,936

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at March 31, 2014	321,365	$3.36	2.01	$1,161,527

Vested and Exercisable at March 31, 2014	244,490	$2.77	1.25	$1,027,464

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $6.97 closing price of the Company’s Common Stock on March 31, 2014.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). No options were exercised during the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $58,000 and $71,000, respectively. Unamortized compensation cost as of March 31, 2014 is expected to be recognized over a remaining weighted-average vesting period of 1.38 years.

Note 9 – Income Taxes

Income taxes for the three months ended March 31, 2014 and 2013 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the three months ended March 31, 2014 and 2013 was 31.8% and 37.0%, respectively.

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

	March 31,	December 31,
	2014	2013

Deferred tax asset:
Net operating loss carryovers (1)	$241,684	$246,476
Claims reserve discount	491,819	445,384
Unearned premium	1,071,725	1,000,372
Deferred ceding commission revenue	2,419,998	2,374,616
Other	-	17,087
Total deferred tax assets	4,225,226	4,083,935

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,445,721	2,332,489
Intangibles	880,707	921,143
Depreciation and amortization	181,858	197,223
Net unrealized appreciation of securities - available for sale	386,930	157,167
Other	29,291	-
Total deferred tax liabilities	5,093,507	4,777,022

Net deferred income tax liability	$(868,281)	$(693,087)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	March 31,	December 31,
Type of NOL	2014	2013	Expiration
State only (A)	$470,734	$459,989	December 31, 2034
Valuation allowance	(242,650)	(240,713)
State only, net of valuation allowance	228,084	219,276
Amount subject to Annual Limitation, federal only (B)	13,600	27,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$241,684	$246,476

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of March 31, 2014 and December 31, 2013 was approximately $5,598,000 and $5,482,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives, which expire between 2027 and 2034.

(B) The Company has an NOL of $50,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2014 and 2013. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The Company’s federal income tax return for the year ended December 31, 2009 was examined by the Internal Revenue Service and was accepted as filed. The tax returns for years ended December 31, 2010 through 2012 are subject to examination, generally for three years after filing.

In March 2014, the Company received a notice that its federal income tax returns for the years ended December 31, 2011 and 2012 were selected for examination by the Internal Revenue Service. On March 31, 2014, the Company was notified that the examination was cancelled.

Note 10 - Net Income Per Common Share

Basic net earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.  The computation of diluted earnings per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2014 and 2013, the inclusion of 7,500 and 10,000 options in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of  common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
	2014	2013

Weighted average number of shares outstanding	7,266,573	3,840,899
Effect of dilutive securities, common share equivalents	105,576	73,507

Weighted average number of shares outstanding,
used for computing diluted earnings per common share	7,372,149	3,914,406

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

Note 12 – Subsequent Event

The Company has evaluated events that occurred subsequent to March 31, 2014 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On May 13, 2014, the Company’s board of directors approved a dividend of $.04 per share payable in cash on June 13, 2014 to stockholders of record as of May 30, 2014.

Election to Reduce Personal Lines Quota Share

On May 12, 2014 the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014.

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

Commercial liability. We offer business owners policies, which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies.

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

Consolidated Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$16,347	$12,845	$3,502	27.3%
Assumed written premiums	8	10	(2)	(20.0)%
	16,355	12,855	3,500	27.2%
Ceded written premiums
Ceded to quota share treaties	9,024	7,043	1,981	28.1%
Ceded to excess of loss treaties	200	262	(62)	(23.7)%
Ceded to catastrophe treaties	546	579	(33)	(5.7)%
Total ceded written premiums	9,770	7,884	1,886	23.9%

Net written premiums	6,585	4,971	1,614	32.5%
Change in net unearned premiums	(659)	(348)	(311)	89.4%
Net premiums earned	5,926	4,623	1,303	28.2%

Ceding commission revenue
Excluding the effect of catastrophes	3,898	3,210	688	21.4%
Effect of catastrophes (1)	(517)	(916)	399	(43.6)%
Total ceding commission revenue	3,381	2,294	1,087	47.4%
Net investment income	379	283	96	33.9%
Net realized gain on investments	188	105	83	79.0%
Other income	228	214	14	6.5%
Total revenues	10,102	7,519	2,583	34.4%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	7,279	7,525	(246)	(3.3)%
Losses from catastrophes (1)	3,764	-	3,764	na %
Total direct and assumed loss and loss adjustment expenses	11,043	7,525	3,518	46.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,895	5,055	(1,160)	(22.9)%
Losses from catastrophes (1)	2,823	-	2,823	na %
Total ceded loss and loss adjustment expenses	6,718	5,055	1,663	32.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,384	2,470	914	37.0%
Losses from catastrophes (1)	941	-	941	na %
Net loss and loss adjustment expenses	4,325	2,470	1,855	75.1%

Commission expense	2,583	2,116	467	22.1%
Other underwriting expenses	2,281	2,213	68	3.1%
Other operating expenses	250	243	7	2.9%
Depreciation and amortization	183	153	30	19.6%
Interest expense	-	21	(21)	(100.0)%
Total expenses	9,622	7,216	2,406	33.3%

Income from operations before taxes	480	303	177	58.4%
Provision for income tax	153	112	41	36.6%
Net income	$327	$191	$136	71.2%

(1) For the three months ended March 31, 2014, includes the effects of severe winter weather (which we define as a catastrophe), which occurred in January and February 2014. For the three months ended March 31, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended March 31,
	2014	2013	Change	Percent
Key ratios:
Net loss ratio	73.0%	53.4%	19.6%	36.7%
Net underwriting expense ratio	22.5%	41.5%	(19.0)%	(45.8)%
Net combined ratio	95.5%	94.9%	0.6%	0.6%

Direct written premiums during the three months ended March 31, 2014 (“2014”) were $16,347,000 compared to $12,845,000 during the three months ended March 31, 2013 (“2013”). The increase of $3,502,000, or 27.3%, was primarily due to an increase in policies in-force during 2014 as compared to 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 23.5% as of March 31, 2014 compared to March 31, 2013. In addition to the increase of policies in-force, the average premium per policy is increasing. Our increase in direct written premiums in 2014 was also affected by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our direct written premiums in 2013.

Net written premiums increased $1,614,000, or 32.5%, to $6,585,000 in 2014 from $4,971,000 in 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). In 2014, our ceded catastrophe premiums include an additional $54,000 of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. As we increase our written premiums in personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines (excluding commercial auto) quota share treaty from 40% to 25%.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, resulting in a decrease in net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will result in a corresponding decrease to our net written premiums.

Net premiums earned increased $1,303,000, or 28.2%, to $5,926,000 in 2014 from $4,623,000 in 2013. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended March 31, 2014 compared to the twelve months ended March 31, 2013. The increase in net premiums earned was offset by an additional $54,000 of reinstatement premiums paid in 2014 for catastrophe coverage as a result of Superstorm Sandy.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$3,377	$2,393	984	41.1%

Contingent ceding commissions earned excluding the effect of catastrophes and development of prior year's losses incurred
Personal lines quota share treaty 40% ceding commission rate	848	-
Personal lines quota share treaty 35% ceding commission rate	-	742
Total personal lines quota share treaty	848	742	106	14.3%

Commercial lines 25% quota share rate	145	-
Commercial lines 40% quota share rate	-	187
Total commercial lines quota share treaty	145	187	(42)	(22.5)%

Other quota share treaties	59	14	45	321.4%

Total contingent ceding commissions earned excluding the effect of
catastrophes and development of prior year's losses incurred	1,052	943	109	11.6%
Effect of catastrophes on ceding commisions earned	(517)	(916)	399	(43.6)%
Effect of development of losses incurred under current treaties from
claims incurred in the prior year	(144)	-	(144)	na
Effect of development of losses incurred under prior year's treaties	(387)	(126)	(261)	207.1%
Contingent ceding commissions earned	$4	$(99)	$103	na

Ceding commission revenue was $3,381,000 in 2014 compared to $2,294,000 in 2013. The increase of $1,087,000, or 47.4%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate on our personal lines treaty increased to 40% from 35%, which reduced the amount of contingent ceding commissions we can ultimately receive. The amount of contingent commissions we are eligible to receive under our current treaties is subject to change based on losses incurred from claims in the prior year. The amount of contingent commissions we are eligible to receive under our prior years’ treaties is subject to change based on losses incurred in prior years under those treaties.

The $984,000 increase in provisional ceding commissions earned is due to: (1) a net increase in the amount of premiums ceded and (2) an increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013. The increases in provisional ceding commissions earned were offset by a decrease in our commercial lines quota share percentage from 40% to 25% effective July 1, 2013.

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The treaty provides for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2014, the computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and loss adjustment expenses incurred from severe winter weather during January and February 2014 (see net loss and loss adjustment expenses below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2014 by $517,000.

The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2013, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2013 by $916,000.

 The $103,000 increase in contingent ceding commissions earned is due to a decrease in catastrophe losses and LAE incurred under our quota share reinsurance treaties in 2014 as compared to 2013 and their effect on contingent ceding commissions as described above and an increase in ceded premiums earned under our personal lines quota share treaty due to growth in direct written premiums subject to that treaty. The increases in contingent ceding commissions earned were offset by: (1) the increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, with the greater provisional ceding commission rate resulting in less contingent commissions that we can ultimately receive, (2) the decrease in our commercial lines quota share percentage to 25% from 40% effective July 1, 2013, with lower quota share percentage resulting in less contingent commissions that we can ultimately receive, (3) an increase in losses incurred under our current commercial lines treaty from claims in the prior year, which increased our ceded loss ratio, resulting in a reduction to contingent ceding commissions previously earned, and (4) development of losses incurred under prior years’ treaties.

Net investment income was $379,000 in 2014 compared to $283,000 in 2013. The increase of $96,000, or 33.9%, was due to an increase in average invested assets in 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 5.02% and 5.16% at March 31, 2014 and 2013, respectively.

Net loss and loss adjustment expenses were $4,325,000 in 2014 compared to $2,470,000 in 2013. The net loss ratio was 73.0% in 2014 compared to 53.4% in 2013, an increase of 19.6 percentage points. The increase of 19.6 percentage points in our net loss ratio for 2014 as compared to 2013 is driven by $941,000 of net catastrophe losses incurred related to severe winter weather, which occurred in January and February 2014. Such losses, which increased our net loss ratio by 15.9 percentage points, were determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time. Our net loss ratio in 2014 increased by 0.7% due to the additional $54,000 of reinstatement premiums paid in 2014 for catastrophe coverage as a result of Superstorm Sandy.

Commission expense was $2,583,000 in 2014 or 17.0% of direct earned premiums. Commission expense was $2,116,000 in 2013 or 17.3% of direct earned premiums. The increase of $467,000 is due to the increase in direct written premiums in 2014 as compared to 2013.

 Other underwriting expenses were $2,281,000 in 2014 compared to $2,213,000 in 2013. The increase of $68,000, or 3.1%, in other underwriting expenses was primarily due to expenses directly related to the increase in direct written premiums and additional salaries due to: (1) expenses directly related to the increase in direct written premiums, (2) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries, offset by a decrease in reserve for bad debts. The reserve for bad debts was higher in 2013 due to delayed collections from victims of Superstorm Sandy. Other underwriting expenses as a percentage of direct written premiums were 14.0% in 2014 and 17.2% in 2013. Other underwriting expenses as a percentage of net premiums earned were 38.5% in 2014 and 47.9% in 2013.

 Our net underwriting expense ratio in 2014 was 22.5% compared with 41.5% in 2013. The decrease of 19.0 percentage points, or 45.8%, is due to the increase in ceding commission revenue and the decrease in other underwriting expenses as a percentage of net premiums earned.

Other operating expenses, related to the expenses of our holding company, were $250,000 in 2014 compared to $243,000 in 2013. The increase in 2014 of $7,000, or 2.9%, was primarily due to higher executive bonuses based on contractual formula in 2014 compared to the same formula in 2013, offset by a decrease in professional fees and occupancy costs due the relocation of our corporate office from a standalone location to our existing Kingston, New York office.

Interest expense was $-0- in 2014 compared to $21,000 in 2013. The $21,000 decrease in interest expense, or 100.0%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $183,000 in 2014 compared to $153,000 in 2013. The increase of $30,000, or 19.6%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in 2014 was $153,000, which resulted in an effective tax rate of 31.8%. Income tax expense in 2013 was $112,000, which resulted in an effective tax rate of 37.0%. Income before taxes was $480,000 in 2014 compared to $303,000 in 2013. The decrease in the effective tax rate by 5.2% in 2014 is a result of the effect that net insignificant differences in the various components of income tax expense had on low taxable income.

Net income was $327,000 in 2014 compared to $191,000 in 2013. The increase in net income of $136,000, or 71.2%, was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions and investment income, offset by an increase in our net loss ratio and other commission expense related to premium growth.

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

	For the Three Months Ended March 31,
	2014	2013

Gross premiums written:
Personal lines	$11,591,297	$8,726,157
Commercial lines	2,795,997	2,021,324
Commercial auto	992,176	1,438,867
Livery physical damage and other(1)	975,622	668,303
Total	$16,355,092	$12,854,651

Net premiums written:
Personal lines	$2,724,449	$1,855,785
Commercial lines	1,946,824	1,087,796
Commercial auto	957,400	1,380,521
Livery physical damage and other(1)	956,590	646,884
Total	$6,585,263	$4,970,986

Net premiums earned:
Personal lines	$2,572,215	$1,775,083
Commercial lines	1,580,823	1,071,530
Commercial auto	1,106,683	1,320,629
Livery physical damage and other(1)	666,590	455,973
Total	$5,926,311	$4,623,215

Net loss and loss adjustment expenses:
Personal lines	$1,849,380	$521,404
Commercial lines	973,738	251,671
Commercial auto	1,032,271	892,509
Livery physical damage and other(1)	234,496	616,923
Unallocated loss adjustment expenses	235,069	187,134
Total	$4,324,954	$2,469,641

Net loss ratio:
Personal lines	71.9%	29.4%
Commercial lines	61.6%	23.5%
Commercial auto	93.3%	67.6%
Livery physical damage and other(1)	35.2%	135.3%
Total	73.0%	53.4%

(1)	Livery physical damage and other includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2014	2013

Revenues
Net premiums earned	$5,926,311	$4,623,215
Ceding commission revenue	3,381,283	2,293,711
Net investment income	378,788	283,287
Net realized gain on investments	188,348	105,125
Other income	148,795	116,681
Total revenues	10,023,525	7,422,019

Expenses
Loss and loss adjustment expenses	4,324,954	2,469,641
Commission expense	2,582,508	2,115,820
Other underwriting expenses	2,281,749	2,213,345
Depreciation and amortization	182,273	152,139
Total expenses	9,371,484	6,950,945

Income from operations	652,041	471,074
Income tax expense	192,788	156,003
Net income	$459,253	$315,071

Key Measures:
Net loss ratio	73.0%	53.4%
Net underwriting expense ratio	22.5%	41.5%
Net combined ratio	95.5%	94.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$4,864,257	$4,329,165
Less: Ceding commission revenue	(3,381,283)	(2,293,711)
Less: Other income	(148,795)	(116,681)
	$1,334,179	$1,918,773

Net earned premium	$5,926,311	$4,623,215

Net Underwriting Expense Ratio	22.5%	41.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2014
Written premiums	$16,347,445	$7,647	$(9,769,829)	$6,585,263
Unearned premiums	(1,133,528)	2,654	471,922	(658,952)
Earned premiums	$15,213,917	$10,301	$(9,297,907)	$5,926,311

Loss and loss adjustment expenses exluding
the effect of catastrophes	$7,266,648	$12,661	$(3,895,382)	$3,383,927
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$11,030,756	$12,661	$(6,718,463)	$4,324,954

Loss ratio excluding the effect of catastrophes	47.8%	122.9%	41.9%	57.1%
Catastrophe loss	24.7%	0.0%	30.4%	15.9%
Loss ratio	72.5%	122.9%	72.3%	73.0%

Three months ended March 31, 2013
Written premiums	$12,844,836	$9,815	$(7,883,665)	$4,970,986
Unearned premiums	(578,967)	27,441	203,755	(347,771)
Earned premiums	$12,265,869	$37,256	$(7,679,910)	$4,623,215

Loss and loss adjustment expenses exluding
the effect of catastrophes	$7,506,709	$18,427	$(5,055,495)	$2,469,641
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$7,506,709	$18,427	$(5,055,495)	$2,469,641

Loss ratio excluding the effect of catastrophes	61.2%	49.5%	65.8%	53.4%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	61.2%	49.5%	65.8%	53.4%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended March 31,
	2014	2013

Net premiums earned	$5,926,311	$4,623,215
Ceding commission revenue (1)	3,381,283	2,293,711
Other income	148,795	116,681

Loss and loss adjustment expenses (2)	4,324,954	2,469,641

Acquistion costs and other underwriting expenses:
Commission expense	2,582,508	2,115,820
Other underwriting expenses	2,281,749	2,213,345
Total acquistion costs and other
underwriting expenses	4,864,257	4,329,165

Underwriting income	$267,178	$234,801

Key Measures:
Net loss ratio excluding the effect of catastrophes	57.1%	53.4%
Effect of catastrophe loss on net loss ratio (2) (3)	15.9%	0.0%
Net loss ratio	73.0%	53.4%

Net underwriting expense ratio excluding the
effect of catastrophes	13.8%	21.7%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	8.7%	19.8%
Net underwriting expense ratio	22.5%	41.5%

Net combined ratio excluding the effect
of catastrophes	70.9%	75.1%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	24.6%	19.8%
Net combined ratio	95.5%	94.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$4,864,257	$4,329,165
Less: Ceding commission revenue (1)	(3,381,283)	(2,293,711)
Less: Other income	(148,795)	(116,681)
	$1,334,179	$1,918,773

(1) The effect of severe winter weather, defined as a catastrophe, which occurred in January and February 2014, reduced contingent ceding commission revenue by $517,269 The effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $916,112.

(2) Includes the sum of net catastrophe losses and loss adjustment expenses of $941,027 resulting from severe winter weather, which occurred in January and February 2014.

(3)  For the three months ended March 31, 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $167,673 decrease in other underwriting expenses. For the three months ended March 31, 2013, the effect of catastrophe loss from Superstorm Sandy on our net loss ratio and net combined ratio, only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include $139,440 of reinstatement premiums for catastrophe coverage and the indirect effects of a $158,333 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2014 and December 31, 2013:

Available for Sale Securities

	March 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$11,199,284	$257,295	$(25,457)	$(35,326)	$11,395,796	25.0%

Corporate and other bonds
Industrial and miscellaneous	25,068,588	724,043	(62,730)	(37,845)	25,692,056	56.3%
Total fixed-maturity securities	36,267,872	981,338	(88,187)	(73,171)	37,087,852	81.3%
Equity Securities	8,190,655	470,158	(89,059)	(58,228)	8,513,526	18.7%
Total	$44,458,527	$1,451,496	$(177,246)	$(131,399)	$45,601,378	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	20.1%

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	60.6%
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	80.7%
Equity Securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	19.3%
Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	100.0%

Held to Maturity Securities

	March 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,327	$84,612	$-	$-	$690,939	16.8%

Political subdivisions of States,
Territories and Possessions	1,410,299	-	(3,437)	-	1,406,862	34.3%

Corporate and other bonds
Industrial and miscellaneous	1,952,709	51,586	-	-	2,004,295	48.9%

Total	$3,969,335	$136,198	$(3,437)	$-	$4,102,096	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	26.9%

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	7.6%

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	65.5%

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2014 and December 31, 2013 is shown below:

	March 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	2,162,433	2,206,448	1,793,344	1,772,208
More than 10 years	1,806,902	1,895,648	606,138	653,053
Total	$3,969,335	$4,102,096	$2,399,482	$2,425,261

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of March 31, 2014 and December 31, 2013 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	March 31, 2014		December 31, 2013
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	2,372,088	6.4%	2,075,010	7.3%
AA	7,402,806	20.0%	4,566,384	16.1%
A	10,245,876	27.6%	7,680,343	27.0%
BBB	17,067,082	46.0%	14,114,285	49.6%
Total	$37,087,852	100.0%	$28,436,022	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2014 and December 31, 2013:

Category	March 31, 2014	December 31, 2013
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.76%	3.98%

Political subdivisions of States,
Territories and Possessions	4.01%	4.34%

Corporate and other bonds
Industrial and miscellaneous	4.42%	4.69%

Total	4.28%	4.59%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Weighted average effective maturity	7.0	6.8

Weighted average final maturity	7.7	7.4

Effective duration	6.2	5.8

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2014 and December 31, 2013, 57% and 78%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2014 and December 31, 2013, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Political subdivisions of
States, Territories and
Possessions	$2,669,178	$(25,457)	9	$772,206	$(35,326)	2	$3,441,384	$(60,783)

Corporate and other
bonds industrial and
miscellaneous	4,378,126	(62,730)	13	1,036,070	(37,845)	4	5,414,196	(100,575)

Total fixed-maturity
securities	$7,047,304	$(88,187)	22	$1,808,276	$(73,171)	6	$8,855,580	$(161,358)

Equity Securities:
Preferred stocks	$1,443,956	$(68,114)	6	$646,300	$(58,228)	3	$2,090,256	$(126,342)
Common stocks	418,425	(20,945)	2	-	-	-	418,425	(20,945)

Total equity securities	$1,862,381	$(89,059)	8	$646,300	$(58,228)	3	$2,508,681	$(147,287)

Total	$8,909,685	$(177,246)	30	$2,454,576	$(131,399)	9	$11,364,261	$(308,645)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

There were 39 securities at March 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 52 securities at December 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. We also receive cash dividends from KICO, subject to statutory restrictions. For the three months ended March 31, 2014, KICO paid dividends of $350,000 to us.

On December 13, 2013, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares issued pursuant to the underwriter’s 30-day over-allotment option, at a public offering price of $5.95 per share. The aggregate net proceeds we received were $18,804,000, after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds of the offering to contribute $15,000,000 of capital to our insurance subsidiary, KICO, to support its growth, including possible product expansion, to repay the $747,000 outstanding balance of our notes and to repay the $210,000 outstanding balance on our credit line. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the three months ended March 31, 2014, and the outstanding principal balance was $-0- as of March 31, 2014.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2014	2013

Cash flows provided by (used in):
Operating activities	$404,628	$2,245,045
Investing activities	(11,473,404)	(1,052,866)
Financing activities	(290,664)	(603,637)
Net (decrease) increase in cash and cash equivalents	(11,359,440)	588,542
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$8,563,066	$2,828,554

Net cash provided by operating activities was $405,000 in 2014 as compared to $2,245,000 provided in 2013. The $1,840,000 decrease in cash flows provided by operating activities in 2014 was primarily a result of: (1) an increase of $670,000 in the payment of accrued liabilities in 2014, which were recorded as of December 31, 2013, compared to the accrued liabilities paid in 2013, which were recorded as of December 31, 2012, (2) the receipt of a $850,000 overpayment of taxes in 2013, compared to none in 2014, and (3) the net fluctuations in assets and liabilities of $400,000 relating to operating activities of KICO as affected by the growth in its operations which are described above, offset by an increase in net income (adjusted for non-cash items) of $194,000.

Net cash used in investing activities was $11,473,000 in 2014 compared to $1,053,000 used in 2013. The $10,420,000 increase in cash flows used in investing activities is the result of a $10,817,000 increase in acquisitions of invested assets, offset by a $996,000 increase in sales of invested assets.

Net cash used in financing activities was $291,000 in 2014 compared to $604,000 used in 2013. The $313,000 decrease in cash used in financing activities is a result of no debt activity in 2014, compared to $450,000 of net debt repayments in 2013, offset by an increase of $137,000 in dividends paid in 2014 compared to 2013.

Reinsurance

Our reinsurance treaties for both our Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business expired on June 30, 2013. Effective July 1, 2013, we entered into new treaties with different terms. The treaties are annual, except for personal lines described below, and provide for the following material terms as of July 1, 2013:

Personal Lines

Our personal lines treaty has a two year term expiring on June 30, 2015. Personal lines business, which includes homeowners, dwelling fire and canine legal liability insurance, is reinsured under a 75% quota share treaty, which provides coverage with respect to losses of up to $1,200,000 per occurrence. An excess of loss contract provides 100% of coverage for the next $1,700,000 of losses for a total reinsurance coverage of $2,600,000 with respect to losses of up to $2,900,000 per occurrence. Effective as of July 1, 2014, we have the option to increase the quota share percentage to a maximum of 85% or decrease the quota share percentage to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified our personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. See “Catastrophe Reinsurance” below for a discussion of our reinsurance coverage with respect to our Personal Lines business in the event of a catastrophe.

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

Factors That May Affect Future Results and Financial Condition

Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None

(b) Not applicable

(c) There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation, as amended

3(b)	By-laws, as amended1

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KINGSTONE COMPANIES, INC.

Date: May 15, 2014	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Date: May 15, 2014	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer