Form 10-Q
period 2014-06-30
KINGSTONE COMPANIES, INC.
filed 2014-08-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 12, 2014, there were 7,294,917 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited)	5-6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4 —	Controls and Procedures	55

PART II — OTHER INFORMATION		56
Item 1 —	Legal Proceedings	56
Item 1A —	Risk Factors	56
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3 —	Defaults Upon Senior Securities	56
Item 4 —	Mine Safety Disclosures	56
Item 5 —	Other Information	56
Item 6 —	Exhibits	57
Signatures		58
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
1 EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
1 EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
1 EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 under “Factors That May Affect Future Results and Financial Condition.”

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $4,829,265 at June 30, 2014 and $2,425,261 at December 31, 2013)	$4,621,872	$2,399,482
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $40,295,663 at June 30, 2014 and $28,079,902 at December 31, 2013)	41,595,511	28,436,022
Equity securities, available-for-sale, at fair value (cost of $8,823,489 at June 30, 2014 and $6,690,338 at December 31, 2013)	9,402,811	6,796,673
Total investments	55,620,194	37,632,177
Cash and cash equivalents	6,824,249	19,922,506
Premiums receivable, net of provision for uncollectible amounts	9,249,702	7,590,074
Receivables - reinsurance contracts	1,068,551	974,989
Reinsurance receivables, net of provision for uncollectible amounts	44,423,447	37,560,825
Deferred policy acquisition costs	7,996,102	6,860,263
Intangible assets, net	2,471,387	2,709,244
Property and equipment, net of accumulated depreciation	2,443,790	2,038,755
Other assets	1,177,383	1,494,989
Total assets	$131,274,805	$116,783,822

Liabilities
Loss and loss adjustment expense reserves	$39,704,288	$34,503,229
Unearned premiums	37,202,073	32,335,614
Advance premiums	1,280,738	776,099
Reinsurance balances payable	3,881,409	2,566,729
Deferred ceding commission revenue	7,774,715	6,984,166
Accounts payable, accrued expenses and other liabilities	2,557,243	3,215,487
Income taxes payable	185,543	-
Deferred income taxes	937,359	693,087
Total liabilities	93,523,368	81,074,411

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,213,826 shares at June 30, 2014 and 8,186,031 shares at December 31, 2013; outstanding 7,290,868 shares at June 30, 2014 and 7,266,573 shares at December 31, 2013	82,138	81,860
Capital in excess of par	32,723,291	32,692,568
Accumulated other comprehensive income	1,240,251	305,219
Retained earnings	5,286,405	4,187,209
	39,332,085	37,266,856
Treasury stock, at cost, 922,958 shares at June 30, 2014 and 919,458 shares at December 31, 2013	(1,580,648)	(1,557,445)
Total stockholders' equity	37,751,437	35,709,411

Total liabilities and stockholders' equity	$131,274,805	$116,783,822

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Revenues
Net premiums earned	$6,429,373	$4,676,282	$12,355,684	$9,299,497
Ceding commission revenue	3,706,049	2,334,431	7,087,332	4,628,142
Net investment income	451,915	275,031	830,703	558,318
Net realized gains on sales of investments	134,602	249,893	322,950	355,018
Other income	250,908	243,825	478,465	457,815
Total revenues	10,972,847	7,779,462	21,075,134	15,298,790

Expenses
Loss and loss adjustment expenses	3,007,939	3,241,797	7,332,893	5,711,438
Commission expense	2,903,792	2,079,084	5,486,300	4,194,904
Other underwriting expenses	2,529,075	1,931,611	4,810,824	4,144,956
Other operating expenses	338,379	227,833	588,414	471,143
Depreciation and amortization	209,935	153,985	393,055	306,971
Interest expense	-	17,890	-	39,105
Total expenses	8,989,120	7,652,200	18,611,486	14,868,517

Income from operations before taxes	1,983,727	127,262	2,463,648	430,273
Income tax expense	629,225	59,161	782,013	171,164
Net income	1,354,502	68,101	1,681,635	259,109

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	736,319	(1,260,607)	1,416,715	(814,864)

Income tax (expense) benefit related to items
of other comprehensive income (loss)	(250,348)	428,607	(481,683)	277,054
Comprehensive income (loss)	$1,840,473	$(763,899)	$2,616,667	$(278,701)

Earnings per common share:
Basic	$0.19	$0.02	$0.23	$0.07
Diluted	$0.18	$0.02	$0.23	$0.07

Weighted average common shares outstanding
Basic	7,287,935	3,827,712	7,277,313	3,834,269
Diluted	7,358,280	3,906,432	7,352,609	3,911,650

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Six months ended June 30, 2014 (unaudited)

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2014	-	$-	8,186,031	$81,860	$32,692,568	$305,219	$4,187,209	919,458	$(1,557,445)	$35,709,411
Stock-based compensation	-	-	-	-	26,783	-	-	-	-	26,783
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(9,309)	(93)	(66,002)	-	-	-	-	(66,095)
Excess tax benefit from exercise
of stock options	-	-	-	-	70,313	-	-	-	-	70,313
Exercise of stock options	-	-	37,104	371	(371)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	3,500	(23,203)	(23,203)
Dividends	-	-	-	-	-	-	(582,439)	-	-	(582,439)
Net income	-	-	-	-	-	-	1,681,635	-	-	1,681,635
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	935,032	-	-	-	935,032
Balance, June 30, 2014	-	$-	8,213,826	$82,138	$32,723,291	$1,240,251	$5,286,405	922,958	$(1,580,648)	$37,751,437

See accompanying notes to condensed consolidated financial statements.

 KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30,	2014	2013

Cash flows provided by operating activities:
Net income	$1,681,635	$259,109
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sale of investments	(322,950)	(355,018)
Depreciation and amortization	393,055	306,971
Amortization of bond premium, net	100,702	89,558
Stock-based compensation	26,783	12,938
Excess tax benefit from exercise of stock options	(70,313)	-
Deferred income tax expense	(237,411)	(228,734)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,659,628)	(600,185)
Receivables - reinsurance contracts	(93,562)	-
Reinsurance receivables, net	(6,862,622)	4,369,750
Deferred policy acquisition costs	(1,135,839)	(636,374)
Other assets	299,447	686,387
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	5,201,059	(2,128,064)
Unearned premiums	4,866,459	3,423,563
Advance premiums	504,639	231,050
Reinsurance balances payable	1,314,680	3,517,529
Advance payments from catastrophe reinsurers	-	(7,358,391)
Deferred ceding commission revenue	790,549	587,730
Accounts payable, accrued expenses and other liabilities	(402,388)	(466,608)
Net cash flows provided by operating activities	4,394,295	1,711,211

Cash flows (used in) provided by investing activities:
Purchase - fixed-maturity securities held-to-maturity	(2,215,540)	-
Purchase - fixed-maturity securities available-for-sale	(15,837,626)	(1,649,667)
Purchase - equity securities available-for-sale	(5,356,992)	(4,298,630)
Sale or maturity - fixed-maturity securities available-for-sale	3,643,499	4,557,745
Sale - equity securities available-for-sale	3,417,605	2,727,084
Other investing activities	(542,074)	(145,881)
Net cash flows (used in) provided by investing activities	(16,891,128)	1,190,651

Cash flows used in financing activities:
Proceeds from line of credit	-	230,000
Principal payments on line of credit	-	(550,000)
Withholding taxes paid on net exercise of stock options	(66,095)	-
Excess tax benefit from exercise of stock options	70,313	-
Purchase of treasury stock	(23,203)	(129,900)
Dividends paid	(582,439)	(307,274)
Net cash flows used in financing activities	(601,424)	(757,174)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2014	2013

(Decrease) increase in cash and cash equivalents	$(13,098,257)	$2,144,688
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$6,824,249	$4,384,700

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$463,400	$564,000
Cash paid for interest	$-	$39,087

Supplemental schedule of non-cash investing and financing activities:
Shares deducted from exercise of stock options for payment of withholding taxes	$66,095	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York. KICO has also obtained a license to write insurance in the Commonwealth of Pennsylvania; however, KICO has only nominally commenced writing business in Pennsylvania. Kingstone, through its wholly owned subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company (see Note 12–Subsequent Events).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2014. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,413,225	$348,720	$(18,529)	$(15,108)	$12,728,308	$315,083

Corporate and other bonds
Industrial and miscellaneous	27,882,438	1,021,295	(11,736)	(24,794)	28,867,203	984,765
Total fixed-maturity securities	40,295,663	1,370,015	(30,265)	(39,902)	41,595,511	1,299,848

Equity Securities:
Preferred stocks	3,340,238	28,311	-	(75,147)	3,293,402	(46,836)
Common stocks	5,483,251	643,486	(17,328)	-	6,109,409	626,158
Total equity securities	8,823,489	671,797	(17,328)	(75,147)	9,402,811	579,322

Total	$49,119,152	$2,041,812	$(47,593)	$(115,049)	$50,998,322	$1,879,170

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	$67,985

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	288,135
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	356,120

Equity Securities:
Preferred stocks	2,899,301	2,503	(251,525)	(62,551)	2,587,728	(311,573)
Common stocks	3,791,037	470,606	(38,785)	(13,913)	4,208,945	417,908
Total equity securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	106,335

Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	$462,455

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2014 and December 31, 2013 is shown below:

	June 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$983,007	$993,669	$758,281	$768,954
One to five years	8,305,030	8,763,953	9,025,386	9,466,973
Five to ten years	24,537,824	25,232,851	14,070,003	14,114,271
More than 10 years	6,469,802	6,605,038	4,226,232	4,085,824
Total	$40,295,663	$41,595,511	$28,079,902	$28,436,022

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,336	$112,010	$-	$-	$718,346	$112,010

Political subdivisions of States,
Territories and Possessions	1,411,268	28,847	(12,999)	-	1,427,116	15,848

Corporate and other bonds
Industrial and miscellaneous	2,604,268	87,657	(8,122)	-	2,683,803	79,535

Total	$4,621,872	$228,514	$(21,121)	$-	$4,829,265	$207,393

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	$46,915

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	(25,359)

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	4,223

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	$25,779

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2014 and December 31, 2013 is shown below:

	June 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	2,815,030	2,881,566	1,793,344	1,772,208
More than 10 years	1,806,842	1,947,699	606,138	653,053
Total	$4,621,872	$4,829,265	$2,399,482	$2,425,261

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Income:
Fixed-maturity securities	$406,137	$234,977	$749,055	$495,012
Equity securities	141,705	93,389	256,218	179,844
Cash and cash equivalents	2,821	-	23,440	29
Other	594	11,817	594	11,817
Total	551,257	340,183	1,029,307	686,702
Expenses:
Investment expenses	99,342	65,152	198,604	128,384
Net investment income	$451,915	$275,031	$830,703	$558,318

Proceeds from the sale and maturity of fixed-maturity securities were $3,643,499 and $4,557,745 for the six months ended June 30, 2014 and 2013, respectively.

Proceeds from the sale of equity securities were $3,417,605 and $2,727,084 for the six months ended June 30, 2014 and 2013, respectively.

The Company’s net realized gains on investments are summarized as follows:
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Fixed-maturity securities:
Gross realized gains	$68,223	$104,241	$157,479	$181,217
Gross realized losses	(1,894)	(56,471)	(28,293)	(56,471)
	66,329	47,770	129,186	124,746

Equity securities:
Gross realized gains	81,192	218,204	217,251	289,989
Gross realized losses	(12,919)	(16,081)	(23,487)	(59,717)
	68,273	202,123	193,764	230,272

Net realized gains	$134,602	$249,893	$322,950	$355,018

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline to below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2014, there were 23 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity securities and equity securities for the six months ended June 30, 2014 and 2013. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,479,948	$(18,529)	5	$534,874	$(15,108)	2	$2,014,822	$(33,637)

Corporate and other
bonds industrial and
miscellaneous	2,027,606	(11,736)	5	778,210	(24,794)	3	2,805,816	(36,530)

Total fixed-maturity
securities	$3,507,554	$(30,265)	10	$1,313,084	$(39,902)	5	$4,820,638	$(70,167)

Equity Securities:
Preferred stocks	$-	$-	-	$1,635,873	$(75,147)	6	$1,635,873	$(75,147)
Common stocks	621,830	(17,328)	2	-	-	-	621,830	(17,328)

Total equity securities	$621,830	$(17,328)	2	$1,635,873	$(75,147)	6	$2,257,703	$(92,475)

Total	$4,129,384	$(47,593)	12	$2,948,957	$(115,049)	11	$7,078,341	$(162,642)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

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

The Company’s investments are allocated among pricing input levels at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available for sale

Political subdivisions of
States, Territories and
Possessions	$-	$12,728	$-	$12,728

Corporate and other
bonds industrial and
miscellaneous	21,219	7,648	-	28,867
Total fixed maturities	21,219	20,376	-	41,595
Equity securities	9,403	-	-	9,403
Total investments	$30,622	$20,376	$-	$50,998

	December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$7,068	$-	$7,068

Corporate and other
bonds industrial and
miscellaneous	20,731	637	-	21,368
Total fixed maturities	20,731	7,705	-	28,436
Equity securities	6,797	-	-	6,797
Total investments	$27,528	$7,705	$-	$35,233

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

Premiums receivable and reinsurance receivables:  The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to the short-term nature of the assets.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$4,621,872	$4,829,265	$2,399,482	$2,425,261
Cash and cash equivalents	6,824,249	6,824,249	19,922,506	19,922,506
Premiums receivable	9,249,702	9,249,702	7,590,074	7,590,074
Receivables - reinsurance contracts	1,068,551	1,068,551	974,989	974,989
Reinsurance receivables	44,423,447	44,423,447	37,560,825	37,560,825
Real estate, net of accumulated depreciation	1,767,459	1,816,122	1,777,942	1,816,122
Reinsurance balances payable	3,881,409	3,881,409	2,566,729	2,566,729

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2014
Premiums written	$36,597,945	$16,302	$(21,527,803)	$15,086,444
Change in unearned premiums	(4,872,810)	6,351	2,135,699	(2,730,760)
Premiums earned	$31,725,135	$22,653	$(19,392,104)	$12,355,684

Six months ended June 30, 2013
Premiums written	$28,725,957	$20,047	$(17,781,254)	$10,964,750
Change in unearned premiums	(3,452,133)	28,569	1,758,311	(1,665,253)
Premiums earned	$25,273,824	$48,616	$(16,022,943)	$9,299,497

Three months ended June 30, 2014
Premiums written	$20,250,500	$8,655	$(11,757,974)	$8,501,181
Change in unearned premiums	(3,739,282)	3,697	1,663,777	(2,071,808)
Premiums earned	$16,511,218	$12,352	$(10,094,197)	$6,429,373

Three months ended June 30, 2013
Premiums written	$15,881,121	$10,232	$(9,897,589)	$5,993,764
Change in unearned premiums	(2,873,166)	1,128	1,554,556	(1,317,482)
Premiums earned	$13,007,955	$11,360	$(8,343,033)	$4,676,282

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of June 30, 2014 and December 31, 2013 was approximately $1,281,000 and $776,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2014	2013

Balance at beginning of period	$34,503,229	$30,485,532
Less reinsurance recoverables	(17,363,975)	(18,419,694)
Net balance, beginning of period	17,139,254	12,065,838

Incurred related to:
Current year	6,975,731	5,175,229
Prior years	357,162	536,209
Total incurred	7,332,893	5,711,438

Paid related to:
Current year	2,691,199	1,416,181
Prior years	3,132,536	2,675,112
Total paid	5,823,735	4,091,293

Net balance at end of period	18,648,412	13,685,983
Add reinsurance recoverables	21,055,876	14,671,485
Balance at end of period	$39,704,288	$28,357,468

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $11,654,279 and $8,275,782 for the six months ended June 30, 2014 and 2013, respectively.

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

Reinsurance

The Company’s reinsurance treaties in effect for the six months ended June 30, 2014 and 2013 for both its Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, the Company had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, the Company entered into new annual treaties with different terms effective July 1, 2014. The Company’s treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage in excess of quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage in excess of quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)	Effective July 1, 2014, the Company’s catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.

(3)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2014 and the new treaties effective July 1, 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%
_________________________

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

The Company’s estimated ultimate treaty year loss ratios for treaties in effect as of June 30, 2014 are attributable to contracts for the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”). The Company’s estimated ultimate treaty year loss ratios for treaties in effect as of June 30, 2013 are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaties”).

Treaties in effect as of June 30, 2014

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2013 through June 30, 2014, which are attributable to contracts for the 2013/2014 Treaties, remain lower than the contractual Loss Ratios at which the provisional ceding commissions are earned.  As a result of severe winter weather during January and February of 2014, the Loss Ratios attributable to the personal lines treaty as of June 30, 2014 were greater than the Loss Ratios as of December 31, 2013. Accordingly, for the six months ended June 30, 2014, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2013/2014 Treaties.

Treaties in effect as of June 30, 2013

The Company’s estimated Loss Ratios attributable to the 2012/2013 Treaties were greater than the contractual Loss Ratios at which the provisional ceding commissions are earned. Accordingly, for the six months and three months ended June 30, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

In addition to the treaties that were in effect as of June 30, 2014 and 2013, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Provisional ceding commissions earned	$3,629,871	$2,502,845	$7,006,747	$4,895,709
Contingent ceding commissions earned	76,178	(168,414)	80,585	(267,567)
	$3,706,049	$2,334,431	$7,087,332	$4,628,142

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, for the six months ended June 30, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties, which resulted in ceding commissions payable to reinsurers. There was no net contingent ceding commissions payable to reinsurers as of June 30, 2014 and December 31, 2013.

Note 7 – Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at June 30, 2014.

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

There were no outstanding balances under the bank line of credit as of June 30, 2014 and December 31, 2013. The weighted average interest rate on the amount outstanding during the six months ended June 30, 2014 and 2013 was 0% and 3.75%, respectively. There are no other fees in connection with this credit line. Interest expense on the line of credit for the six months ended June 30, 2014 and 2013 was approximately $-0- and $4,000, respectively.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $582,439 and $307,274 for the six months ended June 30, 2014 and 2013, respectively. Dividends declared and paid on Common Stock were $291,776 and $153,637 for the three months ended June 30, 2014 and 2013, respectively. The Company’s Board of Directors approved a quarterly dividend on August 12, 2014 of $.05 per share payable in cash on September 15, 2014 to stockholders of record as of August 29, 2014 (see Note 12).

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

The results of operations for the six months ended June 30, 2014 and 2013 include stock-based compensation expense totaling approximately $27,000 and $13,000, respectively. The results of operations for the three months ended June 30, 2014 and 2013 include stock-based compensation expense totaling approximately $13,000 and $4,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 20% for the six months and three months ended June 30, 2014 and 21% for the six months and three months ended June 30, 2013. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2014 and 2013 is the grant date estimated fair value of options amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the six months ended June 30, 2014 and 2013.

A summary of option activity under the Company’s 2005 Plan for the six months ended June 30, 2014 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	321,365	$3.36	2.26	$1,257,936

Granted	-	$-	-	$-
Exercised	(58,865)	$2.45	-	$248,179
Forfeited	-	$-	-	$-

Outstanding at June 30, 2014	262,500	$3.56	2.04	$816,650

Vested and Exercisable at June 30, 2014	185,625	$2.87	1.17	$705,650

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $6.67 closing price of the Company’s Common Stock on June 30, 2014.

Participants in the 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). A total of 58,865 options were exercised during the six months ended June 30, 2014. No options were exercised during the six months ended June 30, 2013.

As of June 30, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $45,000. Unamortized compensation cost as of June 30, 2014 is expected to be recognized over a remaining weighted-average vesting period of 1.32 years.

Note 9 – Income Taxes

Income taxes for the six months ended June 30, 2014 and 2013 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the six months ended June 30, 2014 and 2013 was 31.7% and 39.8%, respectively.

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

	June 30,	December 31,
	2014	2013

Deferred tax asset:
Net operating loss carryovers (1)	$255,192	$246,476
Claims reserve discount	484,601	445,384
Unearned premium	1,220,379	1,000,372
Deferred ceding commission revenue	2,643,403	2,374,616
Other	-	17,087
Total deferred tax assets	4,603,575	4,083,935

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,718,674	2,332,489
Intangibles	840,272	921,143
Depreciation and amortization	166,731	197,223
Net unrealized appreciation of securities - available for sale	634,963	157,167
Other	11,294	-
Total deferred tax liabilities	5,540,934	4,777,022

Net deferred income tax liability	$(937,359)	$(693,087)

_____________________________
(1)	The deferred tax assets from net operating loss carryovers are as follows:

	June 30,	December 31,
Type of NOL	2014	2013	Expiration
State only (A)	$508,135	$459,989	December 31, 2034
Valuation allowance	(269,943)	(240,713)
State only, net of valuation allowance	238,192	219,276
Amount subject to Annual Limitation, federal only (B)	17,000	27,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$255,192	$246,476

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of June 30, 2014 and December 31, 2013 was approximately $6,035,000 and $5,482,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives, which expire between 2027 and 2034.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2014 and 2013. If any had been recognized these would be reported in income tax expense.

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

Note 10 - Net Income Per Common Share

Basic net earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.  The computation of diluted earnings common per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2014 and 2013, the inclusion of 7,500 and 10,000 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the three months ended June 30, 2014 and 2013, the inclusion of 18,750 and 10,000 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

 The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted average number of shares outstanding	7,287,935	3,827,712	7,277,313	3,834,269
Effect of dilutive securities, common share equivalents	70,345	78,720	75,296	77,381

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,358,280	3,906,432	7,352,609	3,911,650

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

Note 12 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2014 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On August 12, 2014, the Company’s Board of Directors approved a dividend of $.05 per share payable in cash on September 15, 2014 to stockholders of record as of August 29, 2014.

Premium Finance Placement Fees

The Company’s wholly-owned subsidiary, Payments Inc. (“Payments”), is licensed as a premium finance agency in the state of New York.  Prior to February 1, 2008, Payments provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio (the “Purchaser”) has agreed that, during the five year period ended February 1, 2013 (which period has been extended to February 1, 2015), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York (the “Agreement”). In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed.

On July 17, 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments will be entitled to receive the fees for an additional two years with regard to contracts for policies from the Company’s producers. The Company’s premium financing business currently consists of the placement fees that Payments earns from placing contracts. Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Placement fee revenue	$59,717	$85,088	$129,160	$175,592
Direct expenses	17,498	21,429	29,036	34,383
Net income before taxes from placement fees	$42,219	$63,659	$100,124	$141,209

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

Consolidated Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$36,598	$28,726	$7,872	27.4%
Assumed written premiums	16	20	(4)	(20.0	) %
	36,614	28,746	7,868	27.4%
Ceded written premiums
Ceded to quota share treaties	19,997	15,863	4,134	26.1%
Ceded to excess of loss treaties	424	597	(173)	(29.0	) %
Ceded to catastrophe treaties	1,107	996	111	11.1%
Catastrophe reinstatement (1)	-	325	(325)	(100.0	) %
Total ceded written premiums	21,528	17,781	3,747	21.1%

Net written premiums	15,086	10,965	4,121	37.6%
Change in net unearned premiums	(2,730)	(1,666)	(1,064)	63.9%
Net premiums earned	12,356	9,299	3,057	32.9%

Ceding commission revenue
Excluding the effect of catastrophes	7,604	6,475	1,129	17.4%
Effect of catastrophes (1)	(517)	(1,847)	1,330	(72.0	) %
Total ceding commission revenue	7,087	4,628	2,459	53.1%
Net investment income	831	558	273	48.9%
Net realized gain on investments	323	355	(32)	(9.0	) %
Other income	478	458	20	4.4%
Total revenues	21,075	15,298	5,777	37.8%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	15,223	13,762	1,461	10.6%
Losses from catastrophes (1)	3,764	225	3,539	1,572.9%
Total direct and assumed loss and loss adjustment expenses	18,987	13,987	5,000	35.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,831	8,207	624	7.6%
Losses from catastrophes (1)	2,823	69	2,754	3,991.3%
Total ceded loss and loss adjustment expenses	11,654	8,276	3,378	40.8%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,392	5,555	837	15.1%
Losses from catastrophes (1)	941	156	785	503.2%
Net loss and loss adjustment expenses	7,333	5,711	1,622	28.4%

Commission expense	5,486	4,195	1,291	30.8%
Other underwriting expenses	4,811	4,145	666	16.1%
Other operating expenses	588	471	117	24.8%
Depreciation and amortization	393	307	86	28.0%
Interest expense	-	39	(39)	(100.0	) %
Total expenses	18,611	14,868	3,743	25.2%

Income from operations before taxes	2,464	430	2,034	473.0%
Provision for income tax	782	171	611	357.3%
Net income	$1,682	$259	$1,423	549.4%

(1) For the six months ended June 30, 2014, includes the effects of severe winter weather (which we define as a catastrophe), which occurred in January and February 2014. For the six months ended June 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Six months ended June 30,
	2014	2013	Change	Percent
Key ratios:
Net loss ratio	59.3%	61.4%	-2.1%	(3.4	) %
Net underwriting expense ratio	23.3%	37.0%	-13.7%	(37.0	) %
Net combined ratio	82.6%	98.4%	-15.8%	(16.1	) %

Direct written premiums during the six months ended June 30, 2014 (“2014”) were $36,598,000 compared to $28,726,000 during the six months ended June 30, 2013 (“2013”). The increase of $7,872,000, or 27.4%, was primarily due to an increase in policies in-force during 2014 as compared to 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 23.7% as of June 30, 2014 compared to June 30, 2013. In addition to the increase of policies in-force, the average premium per policy is increasing. Our increase in direct written premiums in 2014 over 2013 was also affected by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our direct written premiums in 2013.

Net written premiums increased $4,121,000, or 37.6%, to $15,086,000 in 2014 from $10,965,000 in 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). In 2014 and 2013, our ceded catastrophe premiums include an additional $60,000 and $325,000, respectively, of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. As we increase our direct written premiums in personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines (excluding commercial auto) quota share treaty from 40% to 25%. Effective July 1, 2014, we terminated our commercial lines quota share treaty and we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%.

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

Net premiums earned increased $3,057,000, or 32.9%, to $12,356,000 in 2014 from $9,299,000 in 2013. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2014 compared to the twelve months ended June 30, 2013. The increase in net premiums earned was also due to a $265,000 decrease in reinstatement premiums paid in 2014 compared to 2013 for catastrophe coverage as a result of Superstorm Sandy.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$7,007	$4,896	$2,111	43.1%

Contingent ceding commissions earned excluding the effect of catastrophes and development of prior years' losses incurred
Personal lines quota share treaty 40% ceding commission rate	956	-
Personal lines quota share treaty 35% ceding commission rate	-	1,520
Total personal lines quota share treaty	956	1,520	(564)	(37.1	) %

Commercial lines 25% quota share rate	268	-
Commercial lines 40% quota share rate	-	385
Total commercial lines quota share treaty	268	385	(117)	(30.4	) %

Other quota share treaties	71	35	36	102.9%

Total contingent ceding commissions earned excluding the effect of
catastrophes and development of prior years' losses incurred	1,295	1,940	(645)	(33.2	) %
Effect of catastrophes on ceding commisions earned	(517)	(1,847)	1,330	(72.0	) %
Effect of development of losses incurred under current treaties from
claims incurred in the prior year	(144)	-	(144)	na
Effect of development of losses incurred under prior years' treaties	(554)	(361)	(193)	53.5%
Contingent ceding commissions earned	80	(268)	348	(129.9	) %

Total ceding commissions revenue	$7,087	$4,628	$2,459	53.1%

Ceding commission revenue was $7,087,000 in 2014 compared to $4,628,000 in 2013. The increase of $2,459,000, or 53.1%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate on our personal lines treaty increased to 40% from 35%, which reduced the amount of contingent ceding commissions we can ultimately receive. The amount of contingent commissions we are eligible to receive under our current treaties is subject to change based on losses incurred from claims in the prior year. The amount of contingent commissions we are eligible to receive under our prior years’ treaties is subject to change based on losses incurred in prior years under those treaties.

The $2,111,000 increase in provisional ceding commissions earned is due to: (1) an increase in the amount of premiums ceded in our personal lines and (2) an increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013. The increases in provisional ceding commissions earned were offset by a decrease in the amount of premiums ceded in our commercial lines as a result of a reduction of the quota share percentage from 40% to 25% effective July 1, 2013.

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2014, the computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and loss adjustment expenses incurred from severe winter weather during January and February 2014 (see discussion of net loss and loss adjustment expenses below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2014 by $517,000. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2014.

The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2013, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2013 by $1,847,000.

 The $349,000 increase in contingent ceding commissions earned is due to a decrease in catastrophe losses and LAE incurred under our quota share reinsurance treaties in 2014 as compared to 2013 and their effect on contingent ceding commissions as described above and an increase in ceded premiums earned under our personal lines quota share treaty due to growth in direct written premiums subject to that treaty. The increases in contingent ceding commissions earned were offset by: (1) the increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, with the greater provisional ceding commission rate resulting in less contingent commissions that we can ultimately receive, (2) the decrease in our commercial lines quota share percentage to 25% from 40% effective July 1, 2013, with lower quota share percentage resulting in less contingent commissions that we can ultimately receive, (3) an increase in losses incurred under our current commercial lines treaty from claims in the prior year, which increased our ceded loss ratio, resulting in a reduction to contingent ceding commissions previously earned, and (4) development of losses incurred under prior years’ treaties.

Net investment income was $831,000 in 2014 compared to $558,000 in 2013. The increase of $273,000, or 48.9%, was due to an increase in average invested assets in 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 4.86% and 5.56% at June 30, 2014 and 2013, respectively.

Net loss and loss adjustment expenses were $7,333,000 in 2014 compared to $5,711,000 in 2013. The net loss ratio was 59.3% in 2014 compared to 61.4% in 2013, a decrease of 2.1 percentage points. The decrease of 2.1 percentage points in our net loss ratio for 2014 as compared to 2013 is driven by improved results for our commercial auto line of business, which is not subject to a quota share treaty. Losses incurred in lines of business that are not subject to a quota share treaty have more of an impact on our net loss ratio than those lines of business that are subject to a quota share treaty. In 2013 we incurred adverse loss development from prior accident years in our commercial auto line of business that significantly impacted our net loss ratio. In 2014, prior year loss development for commercial auto stabilized and the results for the current accident year have continued to improve. The lower loss ratio for the current accident year is a result of actions we took over the last several years to improve the performance of our commercial auto line of business. The decrease in our net loss ratio from commercial auto was offset by $941,000 of net catastrophe losses incurred in our personal lines of business related to severe winter weather, which occurred in January and February 2014. Such losses, which increased our net loss ratio by 7.6 percentage points, were determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time.

Commission expense was $5,486,000 in 2014 or 17.3% of direct earned premiums. Commission expense was $4,195,000 in 2013 or 16.6% of direct earned premiums. The increase of $1,291,000 is due to the increase in direct written premiums in 2014 as compared to 2013 and an increase in contingent commission expense which is related to favorable loss ratios and an increase in premiums written.

 Other underwriting expenses were $4,811,000 in 2014 compared to $4,145,000 in 2013. The increase of $666,000, or 16.1%, in other underwriting expenses was primarily due to: (1) expenses directly related to the increase in direct written premiums, (2) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries and (3) an increase in profit sharing compensation based on certain profit metrics which improved in 2014 compared to 2013, offset by a decrease in reserve for bad debts. The reserve for bad debts was higher in 2013 due to the delayed collection of premiums as a result of DFS regulation regarding Superstorm Sandy. Other underwriting expenses as a percentage of direct written premiums were 13.1% in 2014 and 14.4% in 2013. Other underwriting expenses as a percentage of net premiums earned decreased to 38.9% in 2014 from 44.6% in 2013.

 Our net underwriting expense ratio in 2014 was 23.3% compared with 37.0% in 2013. The decrease of 13.7 percentage points, or 37.1%, is due to the increase in ceding commission revenue and the decrease in other underwriting expenses as a percentage of net premiums earned.

Other operating expenses, related to the expenses of our holding company, were $588,000 in 2014 compared to $471,000 in 2013. The increase in 2014 of $117,000, or 24.8%, was primarily due to higher accrued executive bonuses in 2014 compared to 2013, offset by a decrease in professional fees and occupancy costs due the relocation of our corporate office from a standalone location to our existing Kingston, New York office.

Interest expense was $-0- in 2014 compared to $39,000 in 2013. The $39,000 decrease in interest expense, or 100.0%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $393,000 in 2014 compared to $307,000 in 2013. The increase of $86,000, or 28.0%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in 2014 was $782,000, which resulted in an effective tax rate of 31.7%. Income tax expense in 2013 was $171,000, which resulted in an effective tax rate of 39.8%. Income before taxes was $2,464,000 in 2014 compared to $430,000 in 2013. The decrease in the effective tax rate by 8.1 percentage points in 2014 is a result of the effect that net insignificant differences in the various components of income tax expense had on low taxable income in 2013.

Net income was $1,682,000 in 2014 compared to $259,000 in 2013. The increase in net income of $1,423,000, or 549.4%, was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions, and investment income and decrease in our net loss ratio, offset by an increase in commission expense and other underwriting expenses related to premium growth.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$20,251	$15,881	$4,370	27.5%
Assumed written premiums	8	11	(3)	(27.3	) %
	20,259	15,892	4,367	27.5%
Ceded written premiums
Ceded to quota share treaties	10,973	8,821	2,152	24.4%
Ceded to excess of loss treaties	224	335	(111)	(33.1	) %
Ceded to catastrophe treaties	561	742	(181)	(24.4	) %
Total ceded written premiums	11,758	9,898	1,860	18.8%

Net written premiums	8,501	5,994	2,507	41.8%
Change in net unearned premiums	(2,072)	(1,318)	(754)	57.2%
Net premiums earned	6,429	4,676	1,753	37.5%

Ceding commission revenue
Excluding the effect of catastrophes	3,706	3,265	441	13.5%
Effect of catastrophes (1)	-	(931)	931	(100.0	) %
Total ceding commission revenue	3,706	2,334	1,372	58.8%
Net investment income	452	275	177	64.4%
Net realized gain on investments	135	250	(115)	(46.0	) %
Other income	251	244	7	2.9%
Total revenues	10,973	7,779	3,194	41.1%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	7,944	6,237	1,707	27.4%
Losses from catastrophes (1)	-	225	(225)	100.0%
Total direct and assumed loss and loss adjustment expenses	7,944	6,462	1,482	22.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,936	3,152	1,784	56.6%
Losses from catastrophes (1)	-	69	(69)	100.0%
Total ceded loss and loss adjustment expenses	4,936	3,221	1,715	53.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,008	3,085	(77)	(2.5)%
Losses from catastrophes (1)	-	156	(156)	100.0%
Net loss and loss adjustment expenses	3,008	3,241	(233)	(7.2)%

Commission expense	2,904	2,079	825	39.7%
Other underwriting expenses	2,529	1,932	597	30.9%
Other operating expenses	338	228	110	48.2%
Depreciation and amortization	210	154	56	36.4%
Interest expense	-	18	(18)	(100.0)%
Total expenses	8,989	7,652	1,337	17.5%

Income from operations before taxes	1,984	127	1,857	1,462.2%
Provision for income tax	629	59	570	966.1%
Net income	$1,355	$68	$1,287	1,892.6%

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

	Three months ended June 30,
	2014	2013	Change	Percent
Key ratios:
Net loss ratio	46.8%	69.3%	-22.5%	(32.5	) %
Net underwriting expense ratio	24.0%	32.6%	-8.6%	(26.4	) %
Net combined ratio	70.8%	101.9%	-31.1%	(30.5	) %

Direct written premiums during the three months ended June 30, 2014 (“Q2 2014”) were $20,251,000 compared to $15,881,000 during the three months ended June 30, 2013 (“Q2 2013”). The increase of $4,370,000, or 27.5%, was primarily due to an increase in policies in-force during Q2 2014 as compared to Q2 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 23.7% as of June 30, 2014 compared to June 30, 2013. In addition to the increase of policies in-force, the average premium per policy is increasing. Our increase in direct written premiums in Q2 2014 was also affected by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our direct written premiums in 2013.

Net written premiums increased $2,507,000, or 41.8%, to $8,501,000 in Q2 2014 from $5,994,000 in Q2 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). In Q2 2014 and 2013, our ceded catastrophe premiums include an additional $6,000 and $185,000, respectively, of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy. As we increase our direct written premiums in personal and commercial lines of business, which are both subject to quota share treaties, our written premiums ceded under quota share treaties will increase, which will result in a corresponding reduction to net written premiums. A reduction to the quota share percentage will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2013, we decreased the quota share percentage in our commercial lines (excluding commercial auto) quota share treaty from 40% to 25%. Effective July 1, 2014, we terminated our commercial lines quota share treaty and we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%.

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

Net premiums earned increased $1,753,000, or 37.5%, to $6,429,000 in Q2 2014 from $4,676,000 in Q2 2013. As premiums written earn ratably over a twelve month period, the increase was a result of higher net written premiums for the twelve months ended June 30, 2014 compared to the twelve months ended June 30, 2013. The increase in net premiums earned was also due to a $181,000 decrease in reinstatement premiums paid in 2014 compared to 2013 for catastrophe coverage as a result of Superstorm Sandy.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$3,630	$2,503	$1,127	45.0%

Contingent ceding commissions earned excluding the effect of catastrophes and development of prior years' losses incurred
Personal lines quota share treaty 40% ceding commission rate	108	-
Personal lines quota share treaty 35% ceding commission rate	-	778
Total personal lines quota share treaty	108	778	(670)	(86.1	) %

Commercial lines 25% quota share rate	123	-
Commercial lines 40% quota share rate	-	198
Total commercial lines quota share treaty	123	198	(75)	(37.9	) %

Other quota share treaties	13	21	(8)	(38.1	) %

Total contingent ceding commissions earned excluding the effect of
catastrophes and development of prior years' losses incurred	244	997	(753)	(75.5	) %
Effect of catastrophes on ceding commisions earned	-	(931)	931	(100.0	) %
Effect of development of losses incurred under current treaties from
claims incurred in the prior year	-	-	-	na
Effect of development of losses incurred under prior years' treaties	(168)	(235)	67	(28.5	) %
Contingent ceding commissions earned	76	(169)	245	(145.0	) %

Total ceding commission revenue	$3,706	$2,334	$1,372	58.8%

Ceding commission revenue was $3,706,000 in Q2 2014 compared to $2,334,000 in Q2 2013. The increase of $1,372,000, or 58.8%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate on our personal lines treaty increased to 40% from 35%, which reduced the amount of contingent ceding commissions we can ultimately receive. The amount of contingent commissions we are eligible to receive under our current treaties is subject to change based on losses incurred from claims in the prior year. The amount of contingent commissions we are eligible to receive under our prior years’ treaties is subject to change based on losses incurred in prior years under those treaties.

The $1,127,000 increase in provisional ceding commissions earned is due to: (1) an increase in the amount of premiums ceded in our personal lines and (2) an increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013. The increases in provisional ceding commissions earned were offset by a decrease in the amount of premiums ceded in our commercial lines as a result of a reduction of the quota share percentage from 40% to 25% effective July 1, 2013.

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2013, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and loss adjustment expenses incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in Q2 2013 by $931,000. Effective July 1, 2014, we terminated our commercial lines quota share treaty and we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%.

 The $245,000 increase in contingent ceding commissions earned is due to a decrease in catastrophe losses and LAE incurred under our quota share reinsurance treaties in Q2 2014 as compared to Q2 2013 and their effect on contingent ceding commissions as described above and an increase in ceded premiums earned under our personal lines quota share treaty due to growth in direct written premiums subject to that treaty. The increases in contingent ceding commissions earned were offset by: (1) the increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, with the greater provisional ceding commission rate resulting in less contingent commissions that we can ultimately receive, (2) the decrease in our commercial lines quota share percentage to 25% from 40% effective July 1, 2013, with lower quota share percentage resulting in less contingent commissions that we can ultimately receive, and (3) development of losses incurred under prior years’ treaties.

Net investment income was $452,000 in Q2 2014 compared to $275,000 in Q2 2013. The increase of $177,000, or 64.4%, was due to an increase in average invested assets in Q2 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 4.86% and 5.56% at June 30, 2014 and 2013, respectively.

Net loss and loss adjustment expenses were $3,008,000 in Q2 2014 compared to $3,241,000 in Q2 2013. The net loss ratio was 46.8% in Q2 2014 compared to 69.3% in Q2 2013, a decrease of 22.5 percentage points. The decrease of 22.5 percentage points in our net loss ratio for Q2 2014 as compared to Q2 2013 is driven by improved results for our commercial auto line of business, which is not subject to a quota share treaty. Losses incurred in lines of business that are not subject to a quota share treaty have more of an impact on our net loss ratio than those lines of business that are subject to a quota share treaty. In Q2 2013 we incurred adverse loss development from prior accident years in our commercial auto line of business that significantly impacted the net loss ratio for that quarter. In Q2 2014, prior year loss development for commercial auto stabilized and the results for the current accident year have continued to improve. The lower loss ratio for the current accident year is a result of actions we took over the last several years to improve the performance of our commercial auto line of business.

Commission expense was $2,904,000 in Q2 2014 or 17.6% of direct earned premiums. Commission expense was $2,079,000 in Q2 2013 or 16.0% of direct earned premiums. The increase of $825,000 is due to the increase in direct written premiums in Q2 2014 as compared to Q2 2013 and an increase in contingent commission expense which is related to favorable loss ratios and increase in premiums written.

 Other underwriting expenses were $2,529,000 in Q2 2014 compared to $1,932,000 in Q2 2013. The increase of $597,000, or 30.9%, in other underwriting expenses was primarily to: (1) expenses directly related to the increase in direct written premiums, (2) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries, and (3) an increase in profit sharing compensation based on certain profit metrics which improved in Q2 2014 compared to Q2 2013. Other underwriting expenses as a percentage of direct written premiums were 12.5% in Q2 2014 and 12.2% in Q2 2013. Other underwriting expenses as a percentage of net premiums earned decreased to 39.3% in Q2 2014 from 41.3% in Q2 2013.

 Our net underwriting expense ratio in Q2 2014 was 24.0% compared with 32.6% in Q2 2013. The decrease of 8.6 percentage points, or 26.4%, is due to the increase in ceding commission revenue and the decrease in other underwriting expenses as a percentage of net premiums earned.

Other operating expenses, related to the expenses of our holding company, were $338,000 in Q2 2014 compared to $228,000 in Q2 2013. The increase in Q2 2014 of $110,000, or 48.2%, was primarily due to higher accrued executive bonuses in Q2 2014 compared to Q2 2013.

Interest expense was $-0- in Q2 2014 compared to $18,000 in Q2 2013. The $18,000 decrease in interest expense, or 100.0%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $210,000 in Q2 2014 compared to $154,000 in Q2 2013. The increase of $56,000, or 36.4%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in Q2 2014 was $629,000, which resulted in an effective tax rate of 31.7%. Income tax expense in Q2 2013 was $59,000, which resulted in an effective tax rate of 46.5%. Income before taxes was $1,984,000 in Q2 2014 compared to $127,000 in Q2 2013. The decrease in the effective tax rate by 14.8 percentage points in Q2 2014 is a result of the effect that net insignificant differences in the various components of income tax expense had on low taxable income in Q2 2013.

Net income was $1,355,000 in Q2 2014 compared to $68,000 in Q2 2013. The increase in net income of $1,287,000 was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions, investment income and decrease in our net loss ratio, offset by an increase in commission expense and other underwriting expenses related to premium growth.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Gross premiums written:
Personal lines	$14,242,841	$10,920,398	$25,834,138	$19,646,555
Commercial lines	3,550,104	2,760,167	6,346,101	4,781,491
Commercial auto	1,143,822	1,601,214	2,135,998	3,040,081
Livery physical damage	1,199,525	500,735	2,141,388	1,128,175
Other(1)	122,864	108,839	156,623	149,702
Total	$20,259,156	$15,891,353	$36,614,248	$28,746,004

Net premiums written:
Personal lines	$3,624,033	$2,394,779	$6,348,482	$4,250,564
Commercial lines	2,479,187	1,480,729	4,426,011	2,568,525
Commercial auto	1,103,732	1,536,284	2,061,132	2,916,805
Livery physical damage	1,199,525	500,735	2,141,388	1,128,175
Other(1)	94,704	81,237	109,431	100,681
Total	$8,501,181	$5,993,764	$15,086,444	$10,964,750

Net premiums earned:
Personal lines	$2,796,042	$1,788,583	$5,368,257	$3,563,666
Commercial lines	1,753,832	1,070,199	3,334,655	2,141,729
Commercial auto	1,028,626	1,296,864	2,135,309	2,617,493
Livery physical damage	784,279	460,042	1,422,672	878,265
Other(1)	66,594	60,594	94,791	98,344
Total	$6,429,373	$4,676,282	$12,355,684	$9,299,497

Net loss and loss adjustment expenses:
Personal lines	$1,512,975	$1,096,475	$3,362,355	$1,617,879
Commercial lines	564,708	177,687	1,538,446	429,358
Commercial auto	260,131	1,593,635	1,292,402	2,486,144
Livery physical damage	310,989	235,246	511,828	516,103
Other(1)	112,152	(5,912)	145,809	330,154
Unallocated loss adjustment expenses	246,984	144,666	482,053	331,800
Total	$3,007,939	$3,241,797	$7,332,893	$5,711,438

Net loss ratio:
Personal lines	54.1%	61.3%	62.6%	45.4%
Commercial lines	32.2%	16.6%	46.1%	20.0%
Commercial auto	25.3%	122.9%	60.5%	95.0%
Livery physical damage	39.7%	51.1%	36.0%	58.8%
Other(1)	168.4%	-9.8%	153.8%	335.7%
Total	46.8%	69.3%	59.3%	61.4%

_____________________________
(1)	"Other" includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Net premiums earned	$6,429,373	$4,676,282	$12,355,684	$9,299,497
Ceding commission revenue	3,706,049	2,334,431	7,087,332	4,628,142
Net investment income	451,915	275,031	830,703	558,318
Net realized gain on investments	134,602	249,893	322,950	355,018
Other income	182,558	152,111	331,353	268,792
Total revenues	10,904,497	7,687,748	20,928,022	15,109,767

Expenses
Loss and loss adjustment expenses	3,007,939	3,241,797	7,332,893	5,711,438
Commission expense	2,903,792	2,079,084	5,486,300	4,194,904
Other underwriting expenses	2,529,075	1,931,611	4,810,824	4,144,956
Depreciation and amortization	209,088	153,139	391,361	305,278
Total expenses	8,649,894	7,405,631	18,021,378	14,356,576

Income from operations	2,254,603	282,117	2,906,644	753,191
Income tax expense	729,912	96,161	922,700	252,164
Net income	$1,524,691	$185,956	$1,983,944	$501,027

Key Measures:
Net loss ratio	46.8%	69.3%	59.3%	61.4%
Net underwriting expense ratio	24.0%	32.6%	23.3%	37.0%
Net combined ratio	70.8%	101.9%	82.6%	98.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,432,867	$4,010,695	$10,297,124	$8,339,860
Less: Ceding commission revenue	(3,706,049)	(2,334,431)	(7,087,332)	(4,628,142)
Less: Other income	(182,558)	(152,111)	(331,353)	(268,792)
Net underwriting expenses	$1,544,260	$1,524,153	$2,878,439	$3,442,926

Net premiums earned	$6,429,373	$4,676,282	$12,355,684	$9,299,497

Net Underwriting Expense Ratio	24.0%	32.6%	23.3%	37.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2014
Written premiums	$36,597,945	$16,302	$(21,527,803)	$15,086,444
Unearned premiums	(4,872,810)	6,351	2,135,699	(2,730,760)
Earned premiums	$31,725,135	$22,653	$(19,392,104)	$12,355,684

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,190,248	$32,816	$(8,831,198)	$6,391,866
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$18,954,356	$32,816	$(11,654,279)	$7,332,893

Loss ratio excluding the effect of catastrophes	47.9%	144.9%	45.5%	51.7%
Catastrophe loss	11.9%	0.0%	14.6%	7.6%
Loss ratio	59.8%	144.9%	60.1%	59.3%

Six months ended June 30, 2013
Written premiums	$28,725,957	$20,047	$(17,781,254)	$10,964,750
Unearned premiums	(3,452,133)	28,569	1,758,311	(1,665,253)
Earned premiums	$25,273,824	$48,616	$(16,022,943)	$9,299,497

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,719,897	$41,999	$(8,207,099)	$5,554,797
Catastrophe loss	225,324	-	(68,683)	156,641
Loss and loss adjustment expenses	$13,945,221	$41,999	$(8,275,782)	$5,711,438

Loss ratio excluding the effect of catastrophes	54.3%	86.4%	51.2%	59.7%
Catastrophe loss	0.9%	0.0%	0.4%	1.7%
Loss ratio	55.2%	86.4%	51.6%	61.4%

Three months ended June 30, 2014
Written premiums	$20,250,500	$8,655	$(11,757,974)	$8,501,181
Unearned premiums	(3,739,282)	3,697	1,663,777	(2,071,808)
Earned premiums	$16,511,218	$12,352	$(10,094,197)	$6,429,373

Loss and loss adjustment expenses exluding
the effect of catastrophes	$7,923,600	$20,155	$(4,935,816)	$3,007,939
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$7,923,600	$20,155	$(4,935,816)	$3,007,939

Loss ratio excluding the effect of catastrophes	48.0%	163.2%	49.0%	46.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	48.0%	163.2%	48.9%	46.8%

Three months ended June 30, 2013
Written premiums	$15,881,121	$10,232	$(9,897,589)	$5,993,764
Unearned premiums	(2,873,166)	1,128	1,554,556	(1,317,482)
Earned premiums	$13,007,955	$11,360	$(8,343,033)	$4,676,282

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,213,188	$23,572	$(3,151,604)	$3,085,156
Catastrophe loss	225,324	-	(68,683)	156,641
Loss and loss adjustment expenses	$6,438,512	$23,572	$(3,220,287)	$3,241,797

Loss ratio excluding the effect of catastrophes	47.8%	207.5%	37.8%	66.0%
Catastrophe loss	1.7%	0.0%	0.8%	3.3%
Loss ratio	49.5%	207.5%	38.6%	69.3%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net premiums earned	$6,429,373	$4,676,282	$12,355,684	$9,299,497
Ceding commission revenue (1)	3,706,049	2,334,431	7,087,332	4,628,142
Other income	182,558	152,111	331,353	268,792

Loss and loss adjustment expenses (2)	3,007,939	3,241,797	7,332,893	5,711,438

Acquistion costs and other underwriting expenses:
Commission expense	2,903,792	2,079,084	5,486,300	4,194,904
Other underwriting expenses	2,529,075	1,931,611	4,810,824	4,144,956
Total acquistion costs and other
underwriting expenses	5,432,867	4,010,695	10,297,124	8,339,860

Underwriting income	$1,877,174	$(89,668)	$2,144,352	$145,133

Key Measures:
Net loss ratio excluding the effect of catastrophes	46.8%	66.0%	51.7%	59.7%
Effect of catastrophe loss on net loss ratio (2) (3)	0.0%	3.3%	7.6%	1.7%
Net loss ratio	46.8%	69.3%	59.3%	61.4%

Net underwriting expense ratio excluding the
effect of catastrophes	24.0%	12.7%	19.1%	17.2%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	19.9%	4.2%	19.8%
Net underwriting expense ratio	24.0%	32.6%	23.3%	37.0%

Net combined ratio excluding the effect
of catastrophes	70.8%	78.7%	70.8%	76.9%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	0.0%	23.3%	11.8%	21.5%
Net combined ratio	70.8%	101.9%	82.6%	98.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,432,867	$4,010,695	$10,297,124	$8,339,860
Less: Ceding commission revenue (1)	(3,706,049)	(2,334,431)	(7,087,332)	(4,628,142)
Less: Other income	(182,558)	(152,111)	(331,353)	(268,792)
	$1,544,260	$1,524,153	$2,878,439	$3,442,926

_____________________________
(1) For the six months ended June 30, 2014, the effect of severe winter weather, defined as a catastrophe, which occurred in January and February 2014, reduced contingent ceding commission revenue by $517,269. For the six months and three months ended June 30, 2013, the effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882 and $930,770, respectively.

(2) For the six months ended June 30, 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $941,027 resulting from severe winter weather, which occurred in January and February 2014.

(3) For the six months ended June 30, 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $51,426 decrease in other underwriting expenses.   For the six months and three months ended June 30, 2013, the effect of catastrophe loss from Superstorm Sandy on our net loss ratio and net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include $324,060 and $184,670 of reinstatement premiums for catastrophe coverage and the indirect effects of a $349,137 and $190,804 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2014 and December 31, 2013:

Available for Sale Securities

	June 30, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,413,225	$348,720	$(18,529)	$(15,108)	$12,728,308	25.0%

Corporate and other bonds
Industrial and miscellaneous	27,882,438	1,021,295	(11,736)	(24,794)	28,867,203	56.6%
Total fixed-maturity securities	40,295,663	1,370,015	(30,265)	(39,902)	41,595,511	81.6%
Equity Securities	8,823,489	671,797	(17,328)	(75,147)	9,402,811	18.4%
Total	$49,119,152	$2,041,812	$(47,593)	$(115,049)	$50,998,322	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	20.1%

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	60.6%
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	80.7%
Equity Securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	19.3%
Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	100.0%

Held to Maturity Securities

	June 30, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,336	$112,010	$-	$-	$718,346	14.9%

Political subdivisions of States,
Territories and Possessions	1,411,268	28,847	(12,999)	-	1,427,116	29.5%

Corporate and other bonds
Industrial and miscellaneous	2,604,268	87,657	(8,122)	-	2,683,803	55.6%

Total	$4,621,872	$228,514	$(21,121)	$-	$4,829,265	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	26.9%

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	7.6%

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	65.5%

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2014 and December 31, 2013 is shown below:

	June 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	2,815,030	2,881,566	1,793,344	1,772,208
More than 10 years	1,806,842	1,947,699	606,138	653,053
Total	$4,621,872	$4,829,265	$2,399,482	$2,425,261

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of June 30, 2014 and December 31, 2013 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
AAA	$2,763,625	6.6%	$2,075,010	7.3%
AA	8,373,153	20.1%	4,566,384	16.1%
A	10,673,827	25.7%	7,680,343	27.0%
BBB	19,384,202	46.6%	14,114,285	49.6%
BB	400,704	1.0%	-	0.0%
Total	$41,595,511	100.0%	$28,436,022	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2014 and December 31, 2013:

Category	June 30, 2014	December 31, 2013
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.62%	3.98%

Political subdivisions of States,
Territories and Possessions	3.85%	4.34%

Corporate and other bonds
Industrial and miscellaneous	4.28%	4.69%

Total	4.14%	4.59%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Weighted average effective maturity	6.9	6.8

Weighted average final maturity	7.6	7.4

Effective duration	6.1	5.8

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2014 and December 31, 2013, 60% and 78%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2014 and December 31, 2013, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Political subdivisions of
States, Territories and
Possessions	$1,479,948	$(18,529)	5	$534,874	$(15,108)	2	$2,014,822	$(33,637)

Corporate and other
bonds industrial and
miscellaneous	2,027,606	(11,736)	5	778,210	(24,794)	3	2,805,816	(36,530)

Total fixed-maturity
securities	$3,507,554	$(30,265)	10	$1,313,084	$(39,902)	5	$4,820,638	$(70,167)

Equity Securities:
Preferred stocks	$-	$-	-	$1,635,873	$(75,147)	6	$1,635,873	$(75,147)
Common stocks	621,830	(17,328)	2	-	-	-	621,830	(17,328)

Total equity securities	$621,830	$(17,328)	2	$1,635,873	$(75,147)	6	$2,257,703	$(92,475)

Total	$4,129,384	$(47,593)	12	$2,948,957	$(115,049)	11	$7,078,341	$(162,642)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

There were 23 securities at June 30, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 52 securities at December 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans (as more fully described in Note 12 to our Condensed Consolidated Financial Statements) and collection of principal and interest income from the notes received by us upon the sale of businesses that were included in our former discontinued operations. We also receive cash dividends from KICO, subject to statutory restrictions. For the six months ended June 30, 2014, KICO paid dividends of $700,000 to us.

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

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the six months ended June 30, 2014, and the outstanding principal balance was $-0- as of June 30, 2014.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2014	2013

Cash flows provided by (used in):
Operating activities	$4,394,295	$1,711,211
Investing activities	(16,891,128)	1,190,651
Financing activities	(601,424)	(757,174)
Net (decrease) increase in cash and cash equivalents	(13,098,257)	2,144,688
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$6,824,249	$4,384,700

Net cash provided by operating activities was $4,394,000 in 2014 as compared to $1,711,000 provided in 2013. The $2,683,000 increase in cash flows provided by operating activities in 2014 was primarily a result of an increase in net income (adjusted for non-cash items) of $1,557,000 and the net fluctuations in assets and liabilities of $1,196,000 relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $16,891,000 in 2014 compared to $1,191,000 provided in 2013. The $18,082,000 increase in cash flows used in investing activities is the result of a $17,462,000 increase in acquisitions of invested assets, offset by a $224,000 increase in sales of invested assets.

Net cash used in financing activities was $601,000 in 2014 compared to $757,000 used in 2013. The $156,000 decrease in cash flows used in financing activities is a result of no debt activity in 2014, compared to $320,000 of net debt repayments in 2013 and a decrease in the purchase of treasury stock by $107,000 in 2014 compared to 2013, offset by an increase of $275,000 in dividends paid in 2014 compared to 2013.

Reinsurance

Our reinsurance treaties in effect for the six months ended June 30, 2014 and 2013 for both our Personal Lines business, which primarily consists of homeowners’ policies, and Commercial Lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, we entered into new annual treaties with different terms effective July 1, 2014. Our treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage in excess of quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage in excess of quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.

(3)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which we are subject to under the treaties that expired on June 30, 2014 and the new treaties effective July 1, 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%
________________

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/14 – 4/30/14	1,500	(1)	$7.00	-	-
5/1/14 – 5/31/14	3,000	(1)	$5.98	-	-
6/1/14 – 6/30/14	6,629	(2)	$6.59	-	-
Total	11,129		$6.48	-	-

(1)	Shares purchased by “affiliated purchaser”.
(2)	Includes 3,129 shares purchased by an “affiliated purchaser” at an average price of $6.55 per shares.

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

_______________________________

1 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and  incorporated  herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

August 12, 2014	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

August 12, 2014	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer