Form 10-Q
period 2014-09-30
KINGSTONE COMPANIES, INC.
filed 2014-11-13
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 13, 2014, there were 7,295,364 shares of the registrant’s common stock outstanding

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited)	5-6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4 —	Controls and Procedures	60

PART II — OTHER INFORMATION		61
Item 1 —	Legal Proceedings	61
Item 1A —	Risk Factors	61
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3 —	Defaults Upon Senior Securities	61
Item 4 —	Mine Safety Disclosures	61
Item 5 —	Other Information	61
Item 6 —	Exhibits	62
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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,334,056 at September 30, 2014 and $2,425,261 at December 31, 2013)	$5,125,285	$2,399,482
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$46,948,102 at September 30, 2014 and $28,079,902 at December 31, 2013)	47,998,898	28,436,022
Equity securities, available-for-sale, at fair value (cost of $8,857,992
at September 30, 2014 and $6,690,338 at December 31, 2013)	9,160,744	6,796,673
Total investments	62,284,927	37,632,177
Cash and cash equivalents	5,028,005	19,922,506
Premiums receivable, net of provision for uncollectible amounts	9,324,796	7,590,074
Receivables - reinsurance contracts	1,750,989	974,989
Reinsurance receivables, net of provision for uncollectible amounts	35,324,074	37,560,825
Deferred policy acquisition costs	8,644,105	6,860,263
Intangible assets, net	2,352,458	2,709,244
Property and equipment, net of accumulated depreciation	2,475,651	2,038,755
Other assets	1,745,303	1,494,989
Total assets	$128,930,308	$116,783,822

Liabilities
Loss and loss adjustment expense reserves	$36,922,289	$34,503,229
Unearned premiums	39,652,812	32,335,614
Advance premiums	1,263,129	776,099
Reinsurance balances payable	2,057,549	2,566,729
Deferred ceding commission revenue	5,688,973	6,984,166
Accounts payable, accrued expenses and other liabilities	3,240,296	3,215,487
Deferred income taxes	1,103,492	693,087
Total liabilities	89,928,540	81,074,411

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,221,702 shares at September 30, 2014 and 8,186,031 shares at December 31, 2013; outstanding 7,295,364
shares at September 30, 2014 and 7,266,573 shares at December 31, 2013	82,217	81,860
Capital in excess of par	32,825,045	32,692,568
Accumulated other comprehensive income	893,340	305,219
Retained earnings	6,805,339	4,187,209
	40,605,941	37,266,856
Treasury stock, at cost, 926,338 shares at September 30, 2014 and 919,458 shares
at December 31, 2013	(1,604,173)	(1,557,445)
Total stockholders' equity	39,001,768	35,709,411

Total liabilities and stockholders' equity	$128,930,308	$116,783,822

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenues
Net premiums earned	$9,895,000	$6,125,584	$22,250,684	$15,425,081
Ceding commission revenue	3,278,319	3,611,544	10,365,651	8,239,686
Net investment income	463,513	294,348	1,294,216	852,666
Net realized gains on sales of investments	115,176	94,456	438,126	449,474
Other income	263,726	213,205	742,191	671,020
Total revenues	14,015,734	10,339,137	35,090,868	25,637,927

Expenses
Loss and loss adjustment expenses	4,538,167	2,439,132	11,871,060	8,150,570
Commission expense	3,106,064	2,563,055	8,592,364	6,757,959
Other underwriting expenses	2,845,708	2,611,736	7,656,532	6,756,692
Other operating expenses	485,959	279,214	1,074,373	750,357
Depreciation and amortization	248,888	165,524	641,943	472,495
Interest expense	-	19,188	-	58,293
Total expenses	11,224,786	8,077,849	29,836,272	22,946,366

Income from operations before taxes	2,790,948	2,261,288	5,254,596	2,691,561
Income tax expense	907,267	599,064	1,689,280	770,228
Net income	1,883,681	1,662,224	3,565,316	1,921,333

Other comprehensive income (loss), net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(525,622)	(123,848)	891,093	(938,712)

Income tax benifit (expense) related to items
of other comprehensive income (loss)	178,711	42,041	(302,972)	319,095
Comprehensive income	$1,536,770	$1,580,417	$4,153,437	$1,301,716

Earnings per common share:
Basic	$0.26	$0.44	$0.49	$0.50
Diluted	$0.26	$0.43	$0.48	$0.49

Weighted average common shares outstanding
Basic	7,294,913	3,811,243	7,283,244	3,826,510
Diluted	7,378,097	3,887,840	7,360,294	3,903,427

Dividends declared and paid per common share	$0.05	$0.04	$0.13	$0.12

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2014 (unaudited)

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2014	-	$-	8,186,031	$81,860	$32,692,568	$305,219	$4,187,209	919,458	$(1,557,445)	$35,709,411
Stock-based compensation	-	-	-	-	118,582	-	-	-	-	118,582
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(9,309)	(93)	(66,002)	-	-	-	-	(66,095)
Excess tax benefit from exercise
of stock options	-	-	-	-	74,471	-	-	-	-	74,471
Exercise of stock options	-	-	44,980	450	5,426	-	-	-	-	5,876
Acquisition of treasury stock	-	-	-	-	-	-	-	6,880	(46,728)	(46,728)
Dividends	-	-	-	-	-	-	(947,186)	-	-	(947,186)
Net income	-	-	-	-	-	-	3,565,316	-	-	3,565,316
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	588,121	-	-	-	588,121
Balance, September 30, 2014	-	$-	8,221,702	$82,217	$32,825,045	$893,340	$6,805,339	926,338	$(1,604,173)	$39,001,768

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2014	2013

Cash flows provided by operating activities:
Net income	$3,565,316	$1,921,333
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sale of investments	(438,126)	(449,474)
Depreciation and amortization	641,943	472,495
Amortization of bond premium, net	205,107	135,352
Stock-based compensation	118,582	40,297
Excess tax benefit from exercise of stock options	(74,471)	-
Deferred income tax expense	107,433	(608,825)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,734,722)	(435,903)
Receivables - reinsurance contracts	(776,000)	-
Reinsurance receivables, net	2,236,751	2,778,227
Deferred policy acquisition costs	(1,783,842)	(1,046,288)
Other assets	(198,361)	907,483
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	2,419,060	(968,479)
Unearned premiums	7,317,198	5,448,255
Advance premiums	487,030	434,752
Reinsurance balances payable	(509,180)	1,396,703
Advance payments from catastrophe reinsurers	-	(7,358,391)
Deferred ceding commission revenue	(1,295,193)	1,703,364
Accounts payable, accrued expenses and other liabilities	24,809	804,203
Net cash flows provided by operating activities	10,313,334	5,175,104

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	(2,715,540)	(842,317)
Purchase - fixed-maturity securities available-for-sale	(24,041,145)	(5,253,804)
Purchase - equity securities available-for-sale	(7,453,247)	(5,081,161)
Sale or maturity - fixed-maturity securities available-for-sale	5,092,195	5,274,520
Sale - equity securities available-for-sale	5,537,511	3,747,729
Recovery of loss from failed bank	51,587	-
Other investing activities	(699,534)	(243,785)
Net cash flows used in investing activities	(24,228,173)	(2,398,818)

Cash flows used in financing activities:
Proceeds from line of credit	-	310,000
Principal payments on line of credit	-	(550,000)
Principal payments on notes payable (includes $378,000 to related parties)	-	-
Proceeds from exercise of stock options	5,876	-
Withholding taxes paid on net exercise of stock options	(66,095)	-
Excess tax benefit from exercise of stock options	74,471	-
Purchase of treasury stock	(46,728)	(129,900)
Dividends paid	(947,186)	(459,738)
Net cash flows used in financing activities	(979,662)	(829,638)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2014	2013

(Decrease) increase in cash and cash equivalents	$(14,894,501)	$1,946,648
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$5,028,005	$4,186,660

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,712,400	$747,000
Cash paid for interest	$-	$76,100

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$66,095	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York. KICO has also obtained a license to write insurance in the Commonwealth of Pennsylvania; however, KICO has only nominally commenced writing business in Pennsylvania. Kingstone, through its wholly owned subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company (see Note 12 – Premium Finance Placement Fees).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2014. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months and three months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is evaluating whether the adoption of ASU 2014-08 will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2014, FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,807,507	$430,058	$(38,144)	$(6,818)	$14,192,603	$385,096

Corporate and other bonds
Industrial and miscellaneous	33,140,595	823,439	(106,702)	(51,037)	33,806,295	665,700
Total fixed-maturity securities	46,948,102	1,253,497	(144,846)	(57,855)	47,998,898	1,050,796

Equity Securities:
Preferred stocks	3,172,632	15,581	(6,022)	(82,377)	3,099,814	(72,818)
Common stocks	5,685,360	427,462	(51,892)	-	6,060,930	375,570
Total equity securities	8,857,992	443,043	(57,914)	(82,377)	9,160,744	302,752

Total	$55,806,094	$1,696,540	$(202,760)	$(140,232)	$57,159,642	$1,353,548

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	$67,985

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	288,135
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	356,120

Equity Securities:
Preferred stocks	2,899,301	2,503	(251,525)	(62,551)	2,587,728	(311,573)
Common stocks	3,791,037	470,606	(38,785)	(13,913)	4,208,945	417,908
Total equity securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	106,335

Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	$462,455

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2014 and December 31, 2013 is shown below:

	September 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$484,779	$490,726	$758,281	$768,954
One to five years	10,288,457	10,698,522	9,025,386	9,466,973
Five to ten years	30,053,300	30,570,369	14,070,003	14,114,271
More than 10 years	6,121,566	6,239,281	4,226,232	4,085,824
Total	$46,948,102	$47,998,898	$28,079,902	$28,436,022

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,344	$126,344	$-	$-	$732,688	$126,344

Political subdivisions of States,
Territories and Possessions	1,412,284	42,046	-	(10,068)	1,444,262	31,978

Corporate and other bonds
Industrial and miscellaneous	3,106,657	74,332	(23,880)	-	3,157,106	50,449

Total	$5,125,285	$242,722	$(23,880)	$(10,068)	$5,334,056	$208,771

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	$46,915

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	(25,359)

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	4,223

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	$25,779

Held-to-maturity securities U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2014 and December 31, 2013 is shown below:

	September 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	3,318,492	3,358,874	1,793,344	1,772,208
More than 10 years	1,806,793	1,975,182	606,138	653,053
Total	$5,125,285	$5,334,056	$2,399,482	$2,425,261

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Income:
Fixed-maturity securities	$433,028	$241,286	$1,182,083	$736,298
Equity securities	116,683	117,916	372,901	297,760
Cash and cash equivalents	232	1	23,672	30
Other	-	(1,066)	594	10,751
Total	549,943	358,137	1,579,250	1,044,839
Expenses:
Investment expenses	86,430	63,789	285,034	192,173
Net investment income	$463,513	$294,348	$1,294,216	$852,666

Proceeds from the sale and maturity of fixed-maturity securities were $5,092,195 and $5,274,520 for the nine months ended September 30, 2014 and 2013, respectively.

Proceeds from the sale of equity securities were $5,537,511 and $3,747,729 for the nine months ended September 30, 2014 and 2013, respectively.

The Company’s net realized gains on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Fixed-maturity securities:
Gross realized gains	$25,870	$56,669	$183,349	$237,886
Gross realized losses	(20,436)	-	(48,729)	(56,471)
	5,434	56,669	134,620	181,415

Equity securities:
Gross realized gains	77,535	79,593	294,786	369,582
Gross realized losses	(19,380)	(41,806)	(42,867)	(101,523)
	58,155	37,787	251,919	268,059

Cash and short term investments (1)	51,587	-	51,587	-

Net realized gains	$115,176	$94,456	$438,126	$449,474

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2014, there were 38 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity securities and equity securities for the nine months ended September 30, 2014 and 2013. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,149,022	$(38,144)	7	$541,806	$(6,818)	2	$2,690,828	$(44,962)

Corporate and other
bonds industrial and
miscellaneous	6,040,156	(106,702)	12	993,653	(51,037)	3	7,033,809	(157,739)

Total fixed-maturity
securities	$8,189,178	$(144,846)	19	$1,535,459	$(57,855)	5	$9,724,637	$(202,701)

Equity Securities:
Preferred stocks	$652,950	$(6,022)	1	$1,688,024	$(82,377)	7	$2,340,974	$(88,399)
Common stocks	1,541,225	(51,892)	6	-	-	-	1,541,225	(51,892)

Total equity securities	$2,194,175	$(57,914)	7	$1,688,024	$(82,377)	7	$3,882,199	$(140,291)

Total	$10,383,353	$(202,760)	26	$3,223,483	$(140,232)	12	$13,606,836	$(342,992)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

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

The Company’s investments are allocated among pricing input levels at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,193	$-	$14,193

Corporate and other
bonds industrial and
miscellaneous	26,169	7,637	-	33,806
Total fixed maturities	26,169	21,830	-	47,999
Equity securities	9,161	-	-	9,161
Total investments	$35,330	$21,830	$-	$57,160

	December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$7,068	$-	$7,068

Corporate and other
bonds industrial and
miscellaneous	20,731	637	-	21,368
Total fixed maturities	20,731	7,705	-	28,436
Equity securities	6,797	-	-	6,797
Total investments	$27,528	$7,705	$-	$35,233

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,125,285	$5,334,056	$2,399,482	$2,425,261
Cash and cash equivalents	5,028,005	5,028,005	19,922,506	19,922,506
Premiums receivable	9,324,796	9,324,796	7,590,074	7,590,074
Receivables - reinsurance contracts	1,750,989	1,750,989	974,989	974,989
Reinsurance receivables	35,324,074	35,324,074	37,560,825	37,560,825
Real estate, net of accumulated depreciation	1,775,839	1,816,122	1,777,942	1,816,122
Reinsurance balances payable	2,057,549	2,057,549	2,566,729	2,566,729

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:
	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2014
Premiums written	$56,729,057	$39,263	$(24,013,732)	$32,754,588
Change in unearned premiums	(7,311,116)	(6,082)	(3,186,706)	(10,503,904)
Premiums earned	$49,417,941	$33,181	$(27,200,438)	$22,250,684

Nine months ended September 30, 2013
Premiums written	$44,651,570	$36,999	$(26,567,984)	$18,120,585
Change in unearned premiums	(5,465,632)	17,377	2,752,751	(2,695,504)
Premiums earned	$39,185,938	$54,376	$(23,815,233)	$15,425,081

Three months ended September 30, 2014
Premiums written	$20,131,112	$22,961	$(2,485,929)	$17,668,144
Change in unearned premiums	(2,438,306)	(12,433)	(5,322,405)	(7,773,144)
Premiums earned	$17,692,806	$10,528	$(7,808,334)	$9,895,000

Three months ended September 30, 2013
Premiums written	$15,925,613	$16,952	$(8,786,730)	$7,155,835
Change in unearned premiums	(2,013,499)	(11,192)	994,440	(1,030,251)
Premiums earned	$13,912,114	$5,760	$(7,792,290)	$6,125,584

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of September 30, 2014 and December 31, 2013 was approximately $1,263,000 and $776,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:
	Nine months ended
	September 30,
	2014	2013

Balance at beginning of period	$34,503,229	$30,485,532
Less reinsurance recoverables	(17,363,975)	(18,419,694)
Net balance, beginning of period	17,139,254	12,065,838

Incurred related to:
Current year	11,043,919	7,467,756
Prior years	827,141	682,814
Total incurred	11,871,060	8,150,570

Paid related to:
Current year	4,725,526	2,458,940
Prior years	4,834,120	3,498,333
Total paid	9,559,646	5,957,273

Net balance at end of period	19,450,668	14,259,135
Add reinsurance recoverables	17,471,621	15,257,918
Balance at end of period	$36,922,289	$29,517,053

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $11,881,366 and $12,170,056 for the nine months ended September 30, 2014 and 2013, respectively.

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

Reinsurance

The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2014 for its Personal Lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. The Company’s quota share reinsurance treaty in effect for the nine months ended September 30, 2014 for its Commercial Lines business was covered under the July 1, 2013/June 30, 2014 treaty year. The Company did not renew its expiring Commercial Lines quota share reinsurance treaty on July 1, 2014.  The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2013 for both its Personal Lines business and Commercial Lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, the Company had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, the Company entered into new annual treaties with different terms effective July 1, 2014. The Company’s treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)
Effective July 1, 2014, the Company’s catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period. Effective July 1, 2014, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone has been extended to 96 consecutive hours from 72 consecutive hours.

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

The Company’s reinsurance program is structured to enable the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. The reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The Company’s participation in reinsurance arrangements does not relieve the Company of its obligations to policyholders.

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

The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the nine months and three months ended September 30, 2014 are attributable to contracts for the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaties”) and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”). The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the nine months and three months ended September 30, 2013 are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaties”) and the 2013/2014 Treaties.

Treaties in effect for the nine months and three months ended September 30, 2014

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2014 through September 30, 2014, which are attributable to contracts for the 2014/2015 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. Accordingly, for the three months ended September 30, 2014, the Company recorded contingent ceding commission earned with respect to the 2014/2015 Treaties.

The Company’s estimated ultimate Loss Ratios for the period January 1, 2014 through September 30, 2014 attributable to contracts for the 2013/2014 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned.  Accordingly, for the nine months ended September 30, 2014, the Company recorded contingent ceding commission earned with respect to the 2013/2014 Treaties.

Treaties in effect for the nine months and three months ended September 30, 2013

The Company’s estimated ultimate Loss Ratios for the period July 1, 2013 through September 30, 2013, which are attributable to contracts for the 2013/2014 Treaties, were lower than the contractual Loss Ratios at which the provisional ceding commissions were earned. Accordingly, for the three months ended September 30, 2013, the Company’s recorded contingent ceding commission earned with respect to the 2013/2014 Treaties.

The Company’s estimated ultimate Loss Ratios for the period January 1, 2013 through September  30, 2013 attributable to contracts for the 2012/2013 Treaties were greater than the contractual Loss Ratios at which the provisional ceding commissions were earned. Accordingly, for the nine months September 30, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

In addition to the treaties that were in effect for the nine months and three months ended September 30, 2014 and 2013, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Provisional ceding commissions earned	$2,653,690	$2,940,661	$9,660,437	$7,836,370
Contingent ceding commissions earned	624,629	670,883	705,214	403,316
	$3,278,319	$3,611,544	$10,365,651	$8,239,686

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, for the nine months ended September 30, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties, which resulted in ceding commissions payable to reinsurers. There was no net contingent ceding commissions payable to reinsurers as of September 30, 2014 and December 31, 2013.

Note 7 – Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at September 30, 2014.

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

There were no outstanding balances under the bank line of credit as of September 30, 2014 and December 31, 2013. The weighted average interest rate on the amount outstanding during the nine months ended September 30, 2014 and 2013 was 0% and 3.75%, respectively. The weighted average interest rate on the amount outstanding during the three months ended September 30, 2014 and 2013 was 0% and 3.75%, respectively. There are no other fees in connection with this credit line. Interest expense on the line of credit for the nine months ended September 30, 2014 and 2013 was approximately $-0- and $5,000, respectively.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $947,186 and $459,738 for the nine months ended September 30, 2014 and 2013, respectively. Dividends declared and paid on Common Stock were $364,747 and $152,464 for the three months ended September 30, 2014 and 2013, respectively. The Company’s Board of Directors approved a quarterly dividend on November 12, 2014 of $.05 per share payable in cash on December 12, 2014 to stockholders of record as of November 28, 2014 (see Note 13).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which, subject to shareholder approval on or before August 12, 2015 a maximum of 700,000 shares of common stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the nine months ended September 30, 2014 and 2013 include stock-based compensation expense totaling approximately $119,000 and $40,000, respectively. The results of operations for the three months ended September 30, 2014 and 2013 include stock-based compensation expense totaling approximately $92,000 and $27,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 20% for the nine months and three months ended September 30, 2014 and 21% for the nine months and three months ended September 30, 2013. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2014 and 2013 is the grant date estimated fair value of options amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $1.60 per share and $1.38 per share, respectively. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the nine months ended September 30, 2014 and 2013:

	2014	2013
Dividend Yield	2.97%	3.14%
Volatility	46.53%	46.71%
Risk-Free Interest Rate	.92%	.79%
Expected Life	3.25 years	3.25 years

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

A summary of option activity under the Company’s 2005 Plan for the nine months ended September 30, 2014 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	321,365	$3.36	2.26	$1,257,936

Granted (1)	200,000	$6.73	-	$272,000
Exercised	(70,115)	$2.48	-	$296,992
Forfeited	-	$-	-	$-

Outstanding at September 30, 2014 (1)	451,250	$4.99	3.19	$1,400,438

Vested and Exercisable at September 30, 2014	241,250	$3.83	1.95	$1,026,900

(1)	On August 12, 2014, an additional 50,000 options were granted under the 2014 Plan, which is subject to shareholder approval.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.09 closing price of the Company’s Common Stock on September 30, 2014.

Participants in the 2014 Plan and 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). A total of 70,115 options and 1,250 options were exercised during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $212,000. Unamortized compensation cost as of September 30, 2014 is expected to be recognized over a remaining weighted-average vesting period of 1.48 years.

Note 9 – Income Taxes

Income taxes for the nine months ended September 30, 2014 and 2013 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the nine months ended September 30, 2014 and 2013 was 32.1% and 28.6%, respectively.

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

	September 30,	December 31,
	2014	2013

Deferred tax asset:
Net operating loss carryovers (1)	$238,862	$246,476
Claims reserve discount	505,447	445,384
Unearned premium	1,747,757	1,000,372
Deferred ceding commission revenue	1,934,251	2,374,616
Other	-	17,087
Total deferred tax assets	4,426,317	4,083,935

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	2,938,996	2,332,489
Intangibles	799,836	921,143
Depreciation and amortization	156,493	197,223
Net unrealized appreciation of securities - available for sale	460,175	157,167
Other	5,309	-
Total deferred tax liabilities	5,529,809	4,777,022

Net deferred income tax liability	$(1,103,492)	$(693,087)
_______________________
(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2014	2013	Expiration
State only (A)	$537,300	$459,989	December 31, 2034
Valuation allowance	(315,438)	(240,713)
State only, net of valuation allowance	221,862	219,276
Amount subject to Annual Limitation, federal only (B)	17,000	27,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$238,862	$246,476

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2014 and December 31, 2013 was approximately $6,473,000 and $5,416,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2034.

(B) The Company has an NOL of $50,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal NOL loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2014 and 2013. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, the inclusion of 32,473 and 16,120 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the three months ended September 30, 2014 and 2013, the inclusion of 86,522 and 16,120 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

 The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted average number of shares outstanding	7,294,913	3,811,243	7,283,244	3,826,510
Effect of dilutive securities, common share equivalents	83,184	76,597	77,050	76,917

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,378,097	3,887,840	7,360,294	3,903,427

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

Employment Agreement

Effective August 12, 2014, the Company entered into an amendment to its employment agreement with Barry Goldstein, its President, Chairman of the Board and Chief Executive Officer, pursuant to which the term of the employment agreement was extended from December 31, 2014 to December 31, 2016 and, effective July 1, 2014 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $575,000 and his bonus was revised to equal 6% of the Company’s consolidated income from operations before taxes, net of the Company’s consolidated net investment income and net realized gains on sales of investments.  In addition, in consideration of Mr. Goldstein entering into the amendment, the Company paid him a bonus in the amount of $62,500.

Concurrently with the amendment, the Company granted to Mr. Goldstein, pursuant to the 2005 Plan, a five year option for the purchase of 200,000 shares of common stock at an exercise price of $6.73 per share, exercisable to the extent of 62,500 shares on the date of grant and each of the initial two anniversary dates of the grant and 12,500 shares on the third anniversary date of the grant.  In addition, the Company granted to Mr. Goldstein, pursuant to the 2014 Plan, a five year option for the purchase of 50,000 shares of common stock at an exercise price of $6.73 per share, exercisable on the third anniversary of the date of the grant.  The 50,000 share option grant is subject to shareholder approval of the 2014 Plan.  Pursuant to the stock option agreements with Mr. Goldstein, the Company agreed that, under certain circumstances following a change of control of the Company, and the termination of his employment, or in the event Mr. Goldstein’s employment with the Company is terminated by the Company without cause or he resigns with good reason (each as defined in his employment agreement), all of the options granted to Mr. Goldstein would become exercisable and would remain exercisable until the first anniversary of the termination date.

Note 12 – Premium Finance Placement Fees

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Placement fee revenue	$51,810	$65,586	$180,970	$241,178
Direct expenses	13,966	15,884	43,002	50,267
Net income before taxes from placement fees	$37,844	$49,702	$137,968	$190,911

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2014 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On November 12, 2014, the Company’s Board of Directors approved a dividend of $.05 per share payable in cash on December 12, 2014 to stockholders of record as of November 28, 2014.

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it will no longer accept new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. The Company is selectively renewing its existing policies.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$56,729	$44,652	$12,077	27.0%
Assumed written premiums	39	37	2	5.4%
	56,768	44,689	12,079	27.0%
Ceded written premiums
Ceded to quota share treaties in force during the period	28,046	25,204	2,842	11.3%
Return of premiums previously ceded to prior quota share treaties	(6,597)	(764)	(5,833)	763.6%
Ceded to quota share treaties	21,449	24,440	(2,991)	(12.2	) %
Ceded to excess of loss treaties	765	562	203	36.1%
Ceded to catastrophe treaties	1,740	1,101	639	58.0%
Catastrophe reinstatement (1)	60	465	(405)	(87.1	) %
Total ceded written premiums	24,014	26,568	(2,554)	(9.6	) %

Net written premiums	32,754	18,121	14,633	80.8%
Change in net unearned premiums	(10,503)	(2,696)	(7,807)	289.6%
Net premiums earned	22,251	15,425	6,826	44.3%

Ceding commission revenue
Excluding the effect of catastrophes	10,883	10,086	797	7.9%
Effect of catastrophes (1)	(517)	(1,847)	1,330	(72.0	) %
Total ceding commission revenue	10,366	8,239	2,127	25.8%
Net investment income	1,294	853	441	51.7%
Net realized gain on investments	437	449	(12)	(2.7	) %
Other income	742	671	71	10.6%
Total revenues	35,090	25,637	9,453	36.9%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,988	20,096	(108)	(0.5	) %
Losses from catastrophes (1)	3,764	225	3,539	1,572.9%
Total direct and assumed loss and loss adjustment expenses	23,752	20,321	3,431	16.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	9,058	11,981	(2,923)	(24.4	) %
Losses from catastrophes (1)	2,823	189	2,634	1,393.7%
Total ceded loss and loss adjustment expenses	11,881	12,170	(289)	(2.4	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,930	8,115	2,815	34.7%
Losses from catastrophes (1)	941	36	905	2,513.9%
Net loss and loss adjustment expenses	11,871	8,151	3,720	45.6%

Commission expense	8,592	6,758	1,834	27.1%
Other underwriting expenses	7,657	6,757	900	13.3%
Other operating expenses	1,074	750	324	43.2%
Depreciation and amortization	642	472	170	36.0%
Interest expense	-	58	(58)	(100.0	) %
Total expenses	29,836	22,946	6,890	30.0%

Income from operations before taxes	5,254	2,691	2,563	95.2%
Provision for income tax	1,689	770	919	119.4%
Net income	$3,565	$1,921	$1,644	85.6%

(1) For the nine months ended September 30, 2014, includes the effects of severe winter weather (which we define as a catastrophe), which occurred in January and February 2014. For the nine months ended September 30, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Nine months ended September 30,
	2014	2013	Point Change	Percent Change
Key ratios:
Net loss ratio	53.4%	52.8%	0.6%	1.1%
Net underwriting expense ratio	24.0%	31.5%	-7.5%	(23.8	) %
Net combined ratio	77.4%	84.3%	-6.9%	(8.2	) %

Direct written premiums during the nine months ended September 30, 2014 (“2014”) were $56,729,000 compared to $44,652,000 during the nine months ended September 30, 2013 (“2013”). The increase of $12,077,000 or 27.0%, was primarily due to an increase in policies in-force during 2014 as compared to 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 23.5% as of September 30, 2014 compared to September 30, 2013. In addition to the increase of policies in-force, the average premium per policy is increasing. This increase in direct written premiums in 2014 over 2013 was also affected by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our direct written premiums in 2013.

The following table describes the quota share reinsurance rates in effect during 2014 and 2013. For purposes of the discussion herein, the change in quota share rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned and net loss and loss adjustment expenses that follow.

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2013/2014 Treaties")	("2014/2015 Treaty")	("2012/2013 Treaties")	("2013/2014 Treaties")

Quota share
Personal lines	75%	55%	75%	75%
Commercial lines	25%	none	40%	25%

Net written premiums increased $14,633,000, or 80.8%, to $32,754,000 in 2014 from $18,121,000 in 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines of business is subject to a quota share treaty and our commercial lines of business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of premiums from our reinsurers that were previously ceded under the expiring quota share treaties. In 2014 and 2013, our ceded catastrophe premiums include an additional $60,000 and $465,000, respectively, of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which also reduce our net written premiums.

Net premiums earned increased $6,826,000, or 44.3%, to $22,251,000 in 2014 from $15,425,000 in 2013. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share percentages from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which increased our  net premiums earned during the period. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2014 will increase from the higher net written premiums for the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013. The increase in net premiums earned was also due to a $405,000 decrease in reinstatement premiums paid in 2014 compared to 2013 for catastrophe coverage as a result of Superstorm Sandy.

The following table describes the quota share provisional ceding commission rates in effect during 2014 and 2013. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2013/2014 Treaties")	("2014/2015 Treaty")	("2012/2013 Treaties")	("2013/2014 Treaties")

Quota share
Personal lines	40%	40%	35%	40%
Commercial lines	36%	none	36%	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$9,661	$7,836	$1,825	23.3%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,222	2,250	(1,028)	(45.7	) %
Effect of catastrophes on ceding commisions earned	(517)	(1,847)	1,330	(72.0	) %
Contingent ceding commissions earned	705	403	302	74.9%

Total ceding commission revenue	$10,366	$8,239	$2,127	25.8%

Ceding commission revenue was $10,366,000 in 2014 compared to $8,239,000 in 2013. The increase of $2,127,000, or 25.8%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate on our personal lines treaty increased to 40% from 35%, which reduced the amount of contingent ceding commissions we can ultimately receive. The amount of contingent commissions we are eligible to receive under our current personal lines quota share treaty, effective July 1, 2014, is subject to change based on losses incurred from claims incurred beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

The $1,825,000 increase in provisional ceding commissions earned is due to: (1) an increase in the amount of ceded premiums written and earned in our personal lines and (2) an increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, which affects all of 2014 but only part of the nine-month period of 2013. The increase in provisional ceding commissions earned was partially offset by a decrease in the amount of premiums ceded as a result of the July 1, 2014 Cut-offs. Under the July 1, 2014 Cut-offs, our quota share percentages were reduced in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%. Under the July 1, 2013 Cut-off, our quota share percentage in our commercial lines was reduced from 40% to 25%.

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

The $302,000 increase in contingent ceding commissions earned, after the impact of catastrophes, is due to a decrease in catastrophe losses and LAE incurred under our quota share reinsurance treaties in 2014 as compared to 2013 and an increase in ceded premiums earned under our personal lines quota share treaty due to growth in direct written premiums subject to that treaty. The increases in contingent ceding commissions earned were partially offset by: (1) the increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, with the greater provisional ceding commission rate resulting in reduced ceded premiums applicable to contingent commissions that we can ultimately receive, (2) the decrease in our personal lines quota share percentage to 55% from 75% effective July 1, 2014, the decrease in our commercial lines quota share percentage to 0% from 25% effective July 1, 2014, and the decrease in our commercial lines quota share percentage to 25% from 40% effective July 1, 2013, with lower quota share percentages resulting in less contingent commissions that we can ultimately receive, and (3) an increase in losses incurred under our previous commercial lines quota share treaties from claims in the prior treaty years, which increased our ceded loss ratio, resulting in a reduction to contingent ceding commissions previously earned.

Net investment income was $1,294,000 in 2014 compared to $853,000 in 2013. The increase of $441,000, or 51.7%, was due to an increase in average invested assets in 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 4.69% and 5.40% at September 30, 2014 and 2013, respectively.

Net loss and loss adjustment expenses were $11,871,000 in 2014 compared to $8,151,000 in 2013. The net loss ratio was 53.4% in 2014 compared to 52.8% in 2013, an increase of 0.6 percentage points. The increase of 0.6 percentage points in our net loss ratio for 2014 as compared to 2013 is due to several offsetting factors that affected our net loss ratio.  We incurred net catastrophe losses of $941,000 in our personal lines of business related to severe winter weather, which occurred in January and February 2014. Such losses, which increased our net loss ratio by 4.3 percentage points, were determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time. Despite the catastrophe losses in 2014 discussed above, the net loss ratio in our personal lines of business decreased due to lack of severe weather beyond the first quarter of 2014. The decreases in our quota share rates from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which gave rise to an increase in net premiums earned during the period as those premiums are earned. The personal lines Cut-off allows us to retain more of the underwriting results for that line of business. This had a favorable effect on the overall loss ratio since the net earned premium distribution by line has shifted more towards the personal lines of business, which after the Cut-off on July 1, 2014, carried a lower loss ratio than it did after July 1, 2013. Other increases in our net loss ratio are a result of an increase in losses for our longer-tailed commercial auto and commercial lines of business. In 2014 we incurred adverse loss development from prior accident years in our commercial auto line of business that impacted our net loss ratio for the period. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission expense was $8,592,000 in 2014 or 17.4% of direct earned premiums. Commission expense was $6,758,000 in 2013 or 17.2% of direct earned premiums. The increase of $1,834,000 is due to the increase in direct written premiums in 2014 as compared to 2013.

Other underwriting expenses were $7,657,000 in 2014 compared to $6,757,000 in 2013. The increase of $900,000, or 13.3%, in other underwriting expenses was primarily due to: (1) expenses directly related to the increase in direct written premiums, and (2) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries, offset by a decrease in the reserve for bad debts. The reserve for bad debts was higher in 2013 due to the delayed collection of premiums as a result of DFS regulation regarding Superstorm Sandy. Other underwriting expenses as a percentage of direct written premiums decreased to 13.5% in 2014 from 15.1% in 2013. Other underwriting expenses as a percentage of net premiums earned decreased to 34.4%% in 2014 from 43.8% in 2013.

Our net underwriting expense ratio in 2014 was 24.0% compared with 31.5% in 2013. The decrease of 7.5 percentage points, or 23.8%, is due to: (1) the increase in net premiums earned as a result of the changes to our quota share treaties on July 1, 2014 and (2) a decrease in the effect that catastrophes had on contingent ceding commission revenue.

Other operating expenses, related to the expenses of our holding company, were $1,074,000 in 2014 compared to $750,000 in 2013. The increase in 2014 of $324,000, or 43.2%, was primarily due to higher accrued executive bonuses in 2014 compared to 2013, a bonus paid along with options granted to our chief executive officer in 2014 pursuant to his amended employment agreement, partially offset by a decrease in professional fees.

Interest expense was $-0- in 2014 compared to $58,000 in 2013. The $58,000 decrease in interest expense, or 100%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $642,000 in 2014 compared to $472,000 in 2013. The increase of $170,000, or 36.0%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in 2014 was $1,689,000, which resulted in an effective tax rate of 32.1%. Income tax expense in 2013 was $770,000, which resulted in an effective tax rate of 28.6%. Income before taxes was $5,254,000 in 2014 compared to $2,691,000 in 2013. The increase in the effective tax rate by 3.5 percentage points in 2014 is a result of the amount and the effect of permanent differences having a lesser effect in 2014 compared to 2013 due to the greater income before taxes in 2014.

Net income was $3,565,000 in 2014 compared to $1,921,000 in 2013. The increase in net income of $1,644,000, or 85.6%, was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions, and net investment income, partially offset by an increase in commission expense, other underwriting expenses related to premium growth and other operating expenses.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$20,131	$15,926	$4,205	26.4%
Assumed written premiums	23	17	6	35.3%
	20,154	15,943	4,211	26.4%
Ceded written premiums
Ceded to quota share treaties in force during the period	8,049	9,341	(1,292)	(13.8	) %
Return of premiums previously ceded to prior quota share treaties	(6,597)	(764)	(5,833)	763.6%
Ceded to quota share treaties	1,452	8,577	(7,125)	(83.1	) %
Ceded to excess of loss treaties	341	(35)	376	na
Ceded to catastrophe treaties	693	105	588	560.0%
Catastrophe reinstatement (1)	-	140	(140)	(100.0	) %
Total ceded written premiums	2,486	8,787	(6,301)	(71.7	) %

Net written premiums	17,668	7,156	10,512	146.9%
Change in net unearned premiums	(7,773)	(1,030)	(6,743)	654.7%
Net premiums earned	9,895	6,126	3,769	61.5%

Ceding commission revenue
Excluding the effect of catastrophes	3,278	3,612	(334)	(9.2	) %
Effect of catastrophes (1)	-	-	-	na
Total ceding commission revenue	3,278	3,612	(334)	(9.2	) %
Net investment income	464	294	170	57.8%
Net realized gain on investments	115	94	21	22.3%
Other income	264	213	51	23.9%
Total revenues	14,016	10,339	3,677	35.6%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,765	6,333	(1,568)	(24.8	) %
Losses from catastrophes (1)	-	-	-	na
Total direct and assumed loss and loss adjustment expenses	4,765	6,333	(1,568)	(24.8	) %

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	227	3,774	(3,547)	(94.0	) %
Losses from catastrophes (1)	-	120	(120)	(100.0	) %
Total ceded loss and loss adjustment expenses	227	3,894	(3,667)	(94.2	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,538	2,559	1,979	77.3%
Losses from catastrophes (1)	-	(120)	120	(100.0	) %
Net loss and loss adjustment expenses	4,538	2,439	2,099	86.1%

Commission expense	3,106	2,563	543	21.2%
Other underwriting expenses	2,846	2,612	234	9.0%
Other operating expenses	486	279	207	74.2%
Depreciation and amortization	249	166	83	50.0%
Interest expense	-	19	(19)	(100.0	) %
Total expenses	11,225	8,078	3,147	39.0%

Income from operations before taxes	2,791	2,261	530	23.4%
Provision for income tax	907	599	308	51.4%
Net income	$1,884	$1,662	$222	13.4%

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

	Three months ended September 30,
	2014	2013	Point Change	Percent Change
Key ratios:
Net loss ratio	45.9%	39.8%	6.1%	15.3%
Net underwriting expense ratio	25.0%	23.2%	1.8%	7.8%
Net combined ratio	70.9%	63.0%	7.9%	12.5%

Direct written premiums during the three months ended September 30, 2014 (“Q3 2014”) were $20,131,000 compared to $15,926,000 during the three months ended September 30, 2013 (“Q3 2013”). The increase of $4,205,000, or 26.4%, was primarily due to an increase in policies in-force during Q3 2014 as compared to Q3 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 23.5% as of September 30, 2014 compared to September 30, 2013. In addition to the increase of policies in-force, the average premium per policy is increasing.

The following table describes the quota share reinsurance rates in effect during Q3 2014 and Q3 2013.For purposes of the discussion herein, the change in quota share rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned and net loss and loss adjustment expenses that follow.

	Three months ended
	September 30,
	2014	2013
	("2014/2015 Treaty")	("2013/2014 Treaties")
Quota share
Personal lines	55%	75%
Commercial lines	none	25%

Net written premiums increased $10,512,000 or 146.9%, to $17,668,000 in Q3 2014 from $7,156,000 in Q3 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines of business is subject to a quota share treaty and our commercial lines of business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines (excluding commercial auto) quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of premiums from our reinsurers that were previously ceded under the expiring quota share treaties. In Q3 2014 and Q3 2013, our ceded catastrophe premiums include an additional $-0- and $140,000, respectively, of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which also reduce our net written premiums.

Net premiums earned increased $3,769,000, or 61.5%, to $9,895,000 in Q3 2014 from $6,126,000 in Q3 2013. The increase was primarily due to us retaining more earned premiums as a result of the reduction of the quota share percentage in our personal lines quota share treaty and elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share rates from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which increased our net premiums earned during the period. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in Q3 2014 will increase from the higher net written premiums for the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013.The increase in net premiums earned was also due to a $140,000 decrease in reinstatement premiums paid in Q3 2014 compared to Q3 2013 for catastrophe coverage as a result of Superstorm Sandy.

The following table describes the quota share provisional ceding commission rates in effect during Q3 2014 and Q3 2013. This table should be read in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30,
	2014	2013
	("2014/2015 Treaty")	("2013/2014 Treaties")
Quota share
Personal lines	40%	40%
Commercial lines	none	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$2,653	$2,941	$(288)	(9.8	) %

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	625	671	(46)	(6.9	) %
Effect of catastrophes on ceding commisions earned	-	-	-	na
Contingent ceding commissions earned	625	671	(46)	(6.9	) %

Total ceding commission revenue	$3,278	$3,612	$(334)	(9.2	) %

Ceding commission revenue was $3,278,000 in Q3 2014 compared to $3,612,000 in Q3 2013. The decrease of $334,000, or 9.2%, was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  The amount of contingent commissions we are eligible to receive under our current personal lines quota share treaty, effective July 1, 2014, is subject to change based on losses incurred from claims incurred beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

The $288,000 decrease in provisional ceding commissions earned is due to a decrease in the amount of premiums ceded as a result of a reduction to the quota share percentages effective July 1, 2014 in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%.

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive.

The $46,000 decrease in contingent ceding commissions earned is due to the decrease in our personal lines quota share percentage to 55% from 75% effective July 1, 2014 and the decrease in our commercial lines quota share percentage to 0% from 25% effective July 1, 2014, with lower quota share percentages resulting in reduced ceded premium applicable to contingent commissions that we can ultimately receive. This is partially offset by a decrease in losses incurred in Q3 2014 for our previous personal lines quota share treaties from claims in the prior treaty years, which decreased our ceded loss ratio, resulting in an increase to contingent ceding commissions previously earned.

Net investment income was $464,000 in Q3 2014 compared to $294,000 in Q3 2013. The increase of $170,000, or 57.8%, was due to an increase in average invested assets in Q3 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 4.69% and 5.40% at September 30, 2014 and 2013, respectively.

Net loss and loss adjustment expenses were $4,538,000 in Q3 2014 compared to $2,439,000 in Q3 2013. The net loss ratio was 45.9% in Q3 2014 compared to 39.8% in Q3 2013, an increase of 6.1 percentage points. The increase of 6.1 percentage points in our net loss ratio for Q3 2014 as compared to Q3 2013 is due to several factors that affected our net loss ratio.  The increase in our net loss ratio was primarily a result of an increase in losses for our longer-tailed commercial auto and commercial lines of business. In Q3 2014 we incurred adverse loss development from prior accident years in our commercial auto line of business that significantly impacted our net loss ratio for that quarter. See table below under “Additional Financial Information” summarizing net loss ratios by line of business. These increases were partially offset by a decrease in the net loss ratio for our personal lines of business due to lack of severe weather and large claims in Q3 2014. The decreases in our quota share rates from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which gave rise to an increase in net premiums earned during the period as those premiums are earned. The personal lines Cut-off allows us to retain more of the underwriting results for that line of business. This had a favorable effect on the overall loss ratio since the net earned premium distribution by line has shifted more towards the personal lines of business, which carried a lower loss ratio for Q3 2014 than it did in Q3 2013.

Commission expense was $3,106,000 in Q3 2014 or 17.6% of direct earned premiums. Commission expense was $2,563,000 in Q3 2013 or 18.4% of direct earned premiums. The increase of $543,000 is due to the increase in direct written premiums in Q3 2014 as compared to Q3 2013.

Other underwriting expenses were $2,846,000 in Q3 2014 compared to $2,612,000 in Q3 2013. The increase of $234,000, or 9.0%, in other underwriting expenses was primarily to: (1) expenses directly related to the increase in direct written premiums, and (2) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in written premiums and rate increases in annual salaries. Other underwriting expenses as a percentage of direct written premiums decreased to 14.1% in Q3 2014 from 16.4% in Q3 2013. Other underwriting expenses as a percentage of net premiums earned decreased to 28.8% in Q3 2014 from 42.6% in Q3 2013.

Our net underwriting expense ratio in Q3 2014 was 25.0% compared with 23.2% in Q3 2013. The increase of 1.8 percentage points, or 7.8%, is due the decrease in ceding commission revenue and its relation to the increase in net premiums earned as a result of the changes to our quota share treaties on July 1, 2014.

Other operating expenses, related to the expenses of our holding company, were $486,000 in Q3 2014 compared to $279,000 in Q3 2013. The increase in, Q3 2014 of $207,000, or 74.2%, was primarily due to higher accrued executive bonuses in Q3 2014 compared to Q3 2013, along with a bonus paid, an increase in salary, and options granted to our chief executive officer in 2014 pursuant to his amended employment agreement.

Interest expense was $-0- in Q3 2014 compared to $19,000 in Q3 2013. The $19,000 decrease in interest expense, or 100%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Depreciation and amortization was $249,000 in Q3 2014 compared to $166,000 in Q3 2013. The increase of $83,000, or 50.0%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure.

Income tax expense in Q3 2014 was $907,000, which resulted in an effective tax rate of 32.5%. Income tax expense in Q3 2013 was $599,000, which resulted in an effective tax rate of 26.5%. Income before taxes was $2,791,000 in Q3 2014 compared to $2,261,000 in Q3 2013. The increase in the effective tax rate by 6.0 percentage points in Q3 2014 is a result of the amount and the effect of permanent differences having a lesser effect in Q3 2014 compared to Q3 2013 due to the greater income before taxes in 2014.

Net income was $1,884,000 in Q3 2014 compared to $1,662,000 in Q3 2013. The increase in net income of $222,000, or 13.4%, was due to the circumstances described above that caused the increase in our net premiums earned and net investment income, partially offset by a decrease in ceding commission revenue, and increases in commission expense, other underwriting expenses related to premium growth and other operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Gross premiums written:
Personal lines	$15,711,055	$12,018,988	$41,545,193	$31,665,543
Commercial lines	2,522,580	2,274,172	8,868,681	7,055,663
Commercial auto	660,352	990,615	2,796,350	4,030,696
Livery physical damage	1,196,027	608,990	3,337,415	1,737,165
Other(1)	64,058	49,800	220,681	199,502
Total	$20,154,072	$15,942,565	$56,768,320	$44,688,569

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$6,997,928	$3,116,347	$13,346,410	$7,366,911
Return of premiums previously ceded to
prior quota share treaties	5,159,646	-	5,159,646	-
Total Personal lines	12,157,574	3,116,347	18,506,056	7,366,911

Commercial lines
Excluding the effect of quota share
adjustments on July 1	2,157,528	1,582,936	6,583,539	4,151,461
Return of premiums previously ceded to
prior quota share treaties	1,437,345	763,928	1,437,345	763,928
Total Commercial lines	3,594,873	2,346,864	8,020,884	4,915,389

Commercial auto	662,763	1,055,491	2,723,895	3,972,296
Livery physical damage	1,196,027	608,990	3,337,415	1,737,165
Other(1)	56,907	28,143	166,338	128,824
Total	$17,668,144	$7,155,835	$32,754,588	$18,120,585

Net premiums earned:
Personal lines	$5,570,792	$2,576,575	$10,939,049	$6,140,241
Commercial lines	2,381,999	1,651,827	5,716,654	3,793,556
Commercial auto	969,934	1,358,744	3,105,243	3,976,237
Livery physical damage	938,287	512,532	2,360,959	1,390,797
Other(1)	33,988	25,906	128,779	124,250
Total	$9,895,000	$6,125,584	$22,250,684	$15,425,081

Net loss and loss adjustment expenses:
Personal lines	$877,100	$1,056,178	$4,239,455	$2,674,057
Commercial lines	1,343,194	318,650	2,881,640	748,008
Commercial auto	1,548,361	805,003	2,840,763	3,291,147
Livery physical damage	389,951	221,564	901,779	737,667
Other(1)	94,855	(196,905)	240,664	133,249
Unallocated loss adjustment expenses	284,706	234,642	766,759	566,442
Total	$4,538,167	$2,439,132	$11,871,060	$8,150,570

Net loss ratio:
Personal lines	15.7%	41.0%	38.8%	43.5%
Commercial lines	56.4%	19.3%	50.4%	19.7%
Commercial auto	159.6%	59.2%	91.5%	82.8%
Livery physical damage	41.6%	43.2%	38.2%	53.0%
Other(1)	279.1%	-760.1%	186.9%	107.2%
Total	45.9%	39.8%	53.4%	52.8%
 __________________________________

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Net premiums earned	$9,895,000	$6,125,584	$22,250,684	$15,425,081
Ceding commission revenue	3,278,319	3,611,544	10,365,651	8,239,686
Net investment income	463,513	294,348	1,294,216	852,666
Net realized gain on investments	115,176	94,456	438,126	449,474
Other income	204,494	141,175	535,847	409,967
Total revenues	13,956,502	10,267,107	34,884,524	25,376,874

Expenses
Loss and loss adjustment expenses	4,538,167	2,439,132	11,871,060	8,150,570
Commission expense	3,106,064	2,563,055	8,592,364	6,757,959
Other underwriting expenses	2,845,708	2,611,736	7,656,532	6,756,692
Depreciation and amortization	248,042	164,677	639,403	469,955
Total expenses	10,737,981	7,778,600	28,759,359	22,135,176

Income from operations	3,218,521	2,488,507	6,125,165	3,241,698
Income tax expense	1,039,149	719,270	1,961,849	971,434
Net income	$2,179,372	$1,769,237	$4,163,316	$2,270,264

Key Measures:
Net loss ratio	45.9%	39.8%	53.4%	52.8%
Net underwriting expense ratio	25.0%	23.2%	24.0%	31.5%
Net combined ratio	70.9%	63.0%	77.4%	84.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,951,772	$5,174,791	$16,248,896	$13,514,651
Less: Ceding commission revenue	(3,278,319)	(3,611,544)	(10,365,651)	(8,239,686)
Less: Other income	(204,494)	(141,175)	(535,847)	(409,967)
Net underwriting expenses	$2,468,959	$1,422,072	$5,347,398	$4,864,998

Net premiums earned	$9,895,000	$6,125,584	$22,250,684	$15,425,081

Net Underwriting Expense Ratio	25.0%	23.2%	24.0%	31.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2014
Written premiums	$56,729,057	$39,263	$(24,013,732)	$32,754,588
Unearned premiums	(7,311,116)	(6,082)	(3,186,706)	(10,503,904)
Earned premiums	$49,417,941	$33,181	$(27,200,438)	$22,250,684

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,939,544	$48,774	$(9,058,285)	$10,930,033
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$23,703,652	$48,774	$(11,881,366)	$11,871,060

Loss ratio excluding the effect of catastrophes	40.3%	147.0%	33.3%	49.1%
Catastrophe loss	7.7%	0.0%	10.4%	4.3%
Loss ratio	48.0%	147.0%	43.7%	53.4%

Nine months ended September 30, 2013
Written premiums	$44,651,570	$36,999	$(26,567,984)	$18,120,585
Unearned premiums	(5,465,632)	17,377	2,752,751	(2,695,504)
Earned premiums	$39,185,938	$54,376	$(23,815,233)	$15,425,081

Loss and loss adjustment expenses exluding
the effect of catastrophes	$20,052,963	$42,339	$(11,980,965)	$8,114,337
Catastrophe loss	225,324	-	(189,091)	36,233
Loss and loss adjustment expenses	$20,278,287	$42,339	$(12,170,056)	$8,150,570

Loss ratio excluding the effect of catastrophes	51.2%	77.9%	50.3%	52.6%
Catastrophe loss	0.6%	0.0%	0.8%	0.2%
Loss ratio	51.8%	77.9%	51.1%	52.8%

Three months ended September 30, 2014
Written premiums	$20,131,112	$22,961	$(2,485,929)	$17,668,144
Unearned premiums	(2,438,306)	(12,433)	(5,322,405)	(7,773,144)
Earned premiums	$17,692,806	$10,528	$(7,808,334)	$9,895,000

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,749,296	$15,958	$(227,087)	$4,538,167
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,749,296	$15,958	$(227,087)	$4,538,167

Loss ratio excluding the effect of catastrophes	26.8%	151.6%	2.9%	45.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	26.8%	151.6%	2.9%	45.9%

Three months ended September 30, 2013
Written premiums	$15,925,613	$16,952	$(8,786,730)	$7,155,835
Unearned premiums	(2,013,499)	(11,192)	994,440	(1,030,251)
Earned premiums	$13,912,114	$5,760	$(7,792,290)	$6,125,584

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,333,066	$340	$(3,773,866)	$2,559,540
Catastrophe loss	-	-	(120,408)	(120,408)
Loss and loss adjustment expenses	$6,333,066	$340	$(3,894,274)	$2,439,132

Loss ratio excluding the effect of catastrophes	45.5%	5.9%	48.5%	41.8%
Catastrophe loss	0.0%	0.0%	1.5%	-2.0%
Loss ratio	45.5%	5.9%	50.0%	39.8%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net premiums earned	$9,895,000	$6,125,584	$22,250,684	$15,425,081
Ceding commission revenue (1)	3,278,319	3,611,544	10,365,651	8,239,686
Other income	204,494	141,175	535,847	409,967

Loss and loss adjustment expenses (2)	4,538,167	2,439,132	11,871,060	8,150,570

Acquistion costs and other underwriting expenses:
Commission expense	3,106,064	2,563,055	8,592,364	6,757,959
Other underwriting expenses	2,845,708	2,611,736	7,656,532	6,756,692
Total acquistion costs and other
underwriting expenses	5,951,772	5,174,791	16,248,896	13,514,651

Underwriting income	$2,887,874	$2,264,380	$5,032,226	$2,409,513

Key Measures:
Net loss ratio excluding the effect of catastrophes	45.9%	41.8%	49.1%	52.6%
Effect of catastrophe loss on net loss ratio (2) (3)	0.0%	-2.0%	4.3%	0.2%
Net loss ratio	45.9%	39.8%	53.4%	52.8%

Net underwriting expense ratio excluding the
effect of catastrophes	25.0%	23.2%	21.7%	19.6%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	0.0%	2.3%	11.9%
Net underwriting expense ratio	25.0%	23.2%	24.0%	31.5%

Net combined ratio excluding the effect
of catastrophes	70.9%	65.0%	70.8%	72.2%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	0.0%	-2.0%	6.6%	12.1%
Net combined ratio	70.9%	63.0%	77.4%	84.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$5,951,772	$5,174,791	$16,248,896	$13,514,651
Less: Ceding commission revenue (1)	(3,278,319)	(3,611,544)	(10,365,651)	(8,239,686)
Less: Other income	(204,494)	(141,175)	(535,847)	(409,967)
	$2,468,959	$1,422,072	$5,347,398	$4,864,998
_________________________________________________

(1) For the nine months ended September 30, 2014, the effect of severe winter weather, defined as a catastrophe, which occurred in January and February 2014, reduced contingent ceding commission revenue by $517,269. For the nine months ended September 30, 2013, the effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882.

(2) For the nine months ended September 30, 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $941,027 resulting from severe winter weather, which occurred in January and February 2014.

(3) For the nine months ended September 30, 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $163,673 decrease in other underwriting expenses. For the nine months and three months ended September 30, 2013, the effect of catastrophe loss from Superstorm Sandy on our net loss ratio and net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include $464,138 and $140,078, respectively, of reinstatement premiums for catastrophe coverage or the indirect effects of a respective $352,088 and $2,951 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2014 and December 31, 2013:

Available for Sale Securities

	September 30, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,807,507	$430,058	$(38,144)	$(6,818)	$14,192,603	24.8%

Corporate and other bonds
Industrial and miscellaneous	33,140,595	823,439	(106,702)	(51,037)	33,806,295	59.1%
Total fixed-maturity securities	46,948,102	1,253,497	(144,846)	(57,855)	47,998,898	83.9%
Equity Securities	8,857,992	443,043	(57,914)	(82,377)	9,160,744	16.1%
Total	$55,806,094	$1,696,540	$(202,760)	$(140,232)	$57,159,642	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,616	$(49,491)	$(45,140)	$7,068,207	20.1%

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,139	(179,810)	(101,194)	21,367,815	60.6%
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	80.7%
Equity Securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	19.3%
Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	100.0%

Held to Maturity Securities

	September 30, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,344	$126,344	$-	$-	$732,688	13.7%

Political subdivisions of States,
Territories and Possessions	1,412,284	42,046	-	(10,068)	1,444,262	27.1%

Corporate and other bonds
Industrial and miscellaneous	3,106,657	74,332	(23,880)	-	3,157,106	59.2%

Total	$5,125,285	$242,722	$(23,880)	$(10,068)	$5,334,056	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	26.9%

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	7.6%

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	65.5%

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2014 and December 31, 2013 is shown below:

	September 30, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	3,318,492	3,358,874	1,793,344	1,772,208
More than 10 years	1,806,793	1,975,182	606,138	653,053
Total	$5,125,285	$5,334,056	$2,399,482	$2,425,261

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of September 30, 2014 and December 31, 2013 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2014		December 31, 2013
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
AAA	$2,755,235	5.7%	$2,075,010	7.3%
AA	9,586,299	20.0%	4,566,384	16.1%
A	13,064,027	27.2%	7,680,343	27.0%
BBB	22,592,337	47.1%	14,114,285	49.6%
Total	$47,997,898	100.0%	$28,436,022	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2014 and December 31, 2013:

Category	September 30, 2014	December 31, 2013
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.55%	3.98%

Political subdivisions of States,
Territories and Possessions	3.80%	4.34%

Corporate and other bonds
Industrial and miscellaneous	4.25%	4.69%

Total	4.14%	4.59%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Weighted average effective maturity	6.8	6.8

Weighted average final maturity	7.4	7.4

Effective duration	6.0	5.8

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2014 and December 31, 2013, 62% and 78%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2014 and December 31, 2013, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Political subdivisions of
States, Territories and
Possessions	$2,149,022	$(38,144)	7	$541,806	$(6,818)	2	$2,690,828	$(44,962)

Corporate and other
bonds industrial and
miscellaneous	6,040,156	(106,702)	12	993,653	(51,037)	3	7,033,809	(157,739)

Total fixed-maturity
securities	$8,189,178	$(144,846)	19	$1,535,459	$(57,855)	5	$9,724,637	$(202,701)

Equity Securities:
Preferred stocks	$652,950	$(6,022)	1	$1,635,873	$(82,377)	7	$2,288,823	$(88,399)
Common stocks	1,541,225	(51,892)	6	-	-	-	1,541,225	(51,892)

Total equity securities	$2,194,175	$(57,914)	7	$1,635,873	$(82,377)	7	$3,830,048	$(140,291)

Total	$10,383,353	$(202,760)	26	$3,171,332	$(140,232)	12	$13,554,685	$(342,992)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

There were 38 securities at September 30, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 52 securities at December 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans (as more fully described in Note 12 to our Condensed Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the nine months ended September 30, 2014, KICO paid dividends of $1,100,000 to us.

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

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the nine months ended September 30, 2014, and the outstanding principal balance was $-0- as of September 30, 2014.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2014	2013

Cash flows provided by (used in):
Operating activities	$10,313,334	$5,175,104
Investing activities	(24,228,173)	(2,398,818)
Financing activities	(979,662)	(829,638)
Net (decrease) increase in cash and cash equivalents	(14,894,501)	1,946,648
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$5,028,005	$4,186,660

Net cash provided by operating activities was $10,313,000 in 2014 as compared to $5,175,000 provided in 2013. The $5,138,000 increase in cash flows provided by operating activities in 2014 was primarily a result of an increase in net income (adjusted for non-cash items) of $2,689,000 and the net fluctuations in assets and liabilities of $2,524,000 relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $24,228,000 in 2014 compared to $2,399,000 used in 2013. The $21,829,000 increase in cash flows used in investing activities is the result of a $23,033,000 increase in acquisitions of invested assets, offset by a $1,607,000 increase in sales of invested assets.

Net cash used in financing activities was $980,000 in 2014 compared to $830,000 used in 2013. The $150,000 increase in cash flows used in financing activities is a result of the $487,000 increase in dividends paid due additional shares outstanding in 2014 and the increase in dividend rate, offset by a $240,000 reduction in the net repayments on our credit line in 2014 compared 2013.

Reinsurance

Our quota share reinsurance treaties in effect for the nine months ended September 30, 2014 for our Personal Lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. Our quota share reinsurance treaty in effect for the nine months ended September 30, 2014 for our Commercial Lines business was covered under the July 1, 2013/June 30, 2014 treaty year. We did not renew our expiring Commercial Lines quota share reinsurance treaty on July 1, 2014.  Our quota share reinsurance treaties in effect for the nine months ended September 30, 2013 for both our Personal Lines business and Commercial Lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, we entered into new annual treaties with different terms effective July 1, 2014. Our treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.

(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2014, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone has been extended to 96 consecutive hours from 72 consecutive hours.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

7/1/14 – 7/31/14	3,380		$6.96	-	-
8/1/14 – 8/31/14	3,333	(1)	$7.15	-	-
9/1/14 – 9/30/14	8,555	(1)	$7.61	-	-
Total	15,268		$7.37	-	-

(1)	Shares purchased by “affiliated purchaser”.

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

1 Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
2  Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

November 13, 2014	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

November 13, 2014	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer