Form 10-K
period 2014-12-31
KINGSTONE COMPANIES, INC.
filed 2015-03-25
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes o No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer o

Non-accelerated o(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No x

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,205,648 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 16, 2015, there were 7,335,888 shares of common stock outstanding.

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

We offer property and casualty insurance products to small businesses and individuals in New York State through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in the State of New York and the Commonwealth of Pennsylvania; however, KICO writes substantially all of its business in New York. Payments, Inc., our wholly-owned subsidiary, is a licensed premium finance company in the State of New York and receives fees for placing contracts with a third party licensed premium finance company.

Recent Developments

Developments During 2014

●Reduced Reliance on Quota Share Reinsurance

In May 2014, KICO notified its personal lines reinsurers of its election to reduce the ceding percentage for its personal lines quota share reinsurance treaty from 75% to 55% effective July 1, 2014.  It was this ability of KICO to retain a higher portion of its premiums that was a prime factor in proceeding with the December 2013 underwritten public offering.

Effective July 1, 2014, KICO non-renewed its commercial lines reinsurance treaty (excluding commercial auto), which consists of small business and artisans risks. KICO had previously ceded 25% of commercial lines written premiums to quota share reinsurers.

●Increased Rate of Dividends Declared

In August 2014, we increased the quarterly dividends on our common stock from $.04 per share to $.05 per share.

Dividends of $.04 per share were declared on each of February 19, 2014 and May 13, 2014 and were paid on March 14, 2014 and June 13, 2014, respectively. Dividends of $.05 per share were declared on each of August 12, 2014 and November 12, 2014 and were paid on September 15, 2014 and December 12, 2014, respectively.

Developments During 2013

●Public Offering

On December 13, 2013, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares issued pursuant to the underwriter’s 30-day over-allotment option, at a public offering price of $5.95 per share. The aggregate net proceeds were approximately $18,804,000, after deducting underwriting discounts and commissions, and other offering expenses.

We used the net proceeds of the offering to contribute capital to our insurance subsidiary, KICO, to support growth, including possible product expansion, and to repay indebtedness. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

          ●KICO Appointment of its First Chief Actuary

On December 16, 2013, KICO hired Benjamin Walden, FCAS, MAAA, as its first in-house actuary. Mr. Walden was appointed KICO’s Vice President and Chief Actuary. In January 2015, Mr. Walden was elected Senior Vice President of KICO.

(b)	Business

Property and Casualty Insurance

Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the “insureds”).  An insurance policy is a contract between the insurance company and its insureds where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract.  Such contracts often are subject to legal interpretation by courts, often involving legislative actions and/or arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a home and the personal property in it, or a business’ building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences related to the legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party.  Claims for property coverage generally are reported and settled in a relatively short period of time, whereas those for casualty coverage can take years and even decades to settle.

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also receive installment fee income, fees charged to reinstate a policy after it has been cancelled for non-payment, and fees for placing premium finance contracts with a third party licensed premium finance company. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time can elapse between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

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

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under GAAP is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, after considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

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

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers prefer to place profitable business with us because we provide excellent, consistent service to our producers, policyholders and claimants coupled with competitive rates and commission levels and a consistent market presence. We also offer a wide array of personal and commercial lines policies, which we believe differentiates us from other insurance companies that also distribute through our selected producers.

Our principal objectives are to increase the volume of profitable business that we write while limiting our risk of loss and preserving our capital. We seek to generate underwriting income by writing profitable insurance policies and by managing our other underwriting and operating expenses. We are pursuing profitable growth by expanding the geographic regions in which we operate, increasing the volume of business that we write with existing producers, developing new selected producer relationships, and introducing niche insurance products that are attractive to our producers and policyholders.

For the year ended December 31, 2014, our gross written premiums totaled $76.3 million, an increase of 26.1% from the $60.5 million in gross written premium for the year ended December 31, 2013.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, equipment breakdown and service line endorsements, and personal umbrella policies. Personal lines policies accounted for 74.5% of our gross written premiums for the year ended December 31, 2014.

Commercial liability - We offer business owners policies which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies. Commercial lines policies accounted for 14.4% of our gross written premiums for the year ended December 31, 2014.

Commercial automobile - We previously provided commercial auto liability and physical damage coverage primarily for light vehicles owned by small businesses, contractors and artisans. Due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept applications for new commercial auto coverage. In February 2015, a decision was made to no longer offer renewals to our existing commercial auto policies, beginning with those that expire on or after May 1, 2015.   Commercial automobile policies accounted for 4.0% of our gross written premiums for the year ended December 31, 2014.

Livery physical damage - We write for-hire vehicle-physical-damage only policies for livery and car service vehicles and taxicabs. These policies accounted for 6.6% of our gross written premiums for the year ended December 31, 2014.

Other - We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations. This subset of our business accounted for 0.3% of our gross written premiums for the year ended December 31, 2014.

     Our Competitive Strengths

History of Growing Our Profitable Operations

Our insurance company subsidiary, KICO, has been in operation in the State of New York for 128 years. We have consistently increased the volume of profitable business that we write by introducing new insurance products, increasing the volume of business that we write with our producers and developing new producer relationships. KICO has earned an underwriting profit in nine of the past ten years, including in 2012 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the New York market is a competitive advantage with producers and policyholders.

Strong Producer Relationships

Within our selected producers’ offices, we compete with other property and casualty insurance carriers available to those producers. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service. In the last three performance surveys conducted by the Professional Insurance Agents of New York and New Jersey (“PIA”) of its membership (2010, 2012, and 2014), KICO was rated as the top performing insurance company in New York for 2010 and 2012, and ranked number six in 2014 (of 55 insurance companies rated by PIA members).

We also offer our selected producers the ability to write a wide array of personal lines and commercial lines policies, including some which are unique to us. Many of our producers write multiple lines of business with us which provides an advantage over those competitors who are focused on a single product line. We have had a consistent presence in the New York market for over 100 years and we believe that producers value the longevity of our relationship with them. We believe that the excellent service we provide to our selected producers, our broad product offering and our consistent market presence provides a foundation for profitable growth.

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

Our underwriting procedures, premium rates and policy terms support the underwriting profitability of our personal lines policies. We have implemented premium surcharges for certain coastal properties and increased deductibles for hurricane losses to provide an appropriate premium rate for the risk of loss. We also limit the business that we write in certain coastal counties and within close proximity to coastlines to manage our exposure to catastrophic weather events. Through the use of catastrophe modeling and related software tools, we assess individual policies to avoid geographic concentration of insured properties and to manage our aggregate exposure to loss.

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

Our reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that a prudent reduction in our reliance on quota share reinsurance in the future could positively impact our A.M. Best financial strength rating and increase our overall net underwriting profits.

Experienced Management Team

Our management team has significant expertise in underwriting, agency management, claims management and insurance regulatory matters. Barry Goldstein, our Chairman and Chief Executive Officer, has extensive experience in the insurance industry and managing public companies. He has served in his current capacity since 2001 and previously served as president of an insurance agency in Pennsylvania. John Reiersen, Executive Vice President of KICO, has almost 50 years of industry and regulatory experience and previously served as Chief Examiner in the Property and Casualty Insurance Bureau of the New York State Insurance Department, now known as the New York State Department of Financial Services. Our underwriting and claims managers have extensive experience in the insurance industry with an average of 31 years of experience, including over 10 years with KICO on average.

Scalable, Low-Cost Operations

 We focus on keeping expenses to the minimum level required to properly underwrite our business and to effectively process claims. While the majority of our business is written in downstate New York, our Kingston, New York location provides a significantly lower cost operating environment. We also take a proactive approach to settling outstanding claims rather than engaging in protracted litigation, which results in substantially lower loss adjustment expenses.

We have made investments to develop online application raters and inquiry systems for many of our personal lines and commercial products. This has resulted in increased business submissions from our producers due to the greater ease of placing business with us. We plan to expand these online capabilities to all lines of business. Our ability to control the growth of our operating and other expenses while growing revenue is a key component of our business model and is important to our future financial success.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to be conservative in the approach to risks that we write. We monitor results on a regular basis and all of our producers are reviewed by management on a quarterly basis.  We utilize certain targeted policy exclusions to reduce our exposure to risks that can create severe losses. We also seek to avoid severe losses by writing policies with lower liability limits.

We believe our rates are competitive with other carriers’ rates in our markets.  We believe that consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our select producers who understand and appreciate the conservative, consistent path we have chosen.  We carefully underwrite all of our business utilizing the CLUE industry claims database, motor vehicle reports, credit reports, physical inspection of risks and other underwriting software. In the event that a material misrepresentation is discovered in the underwriting application, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in New York City and Long Island and are cognizant of our exposure to hurricanes. We have mitigated this risk by adding mandatory hurricane deductibles to all policies written in these areas. Our claim and underwriting expertise enables us to profitably write personal lines business in all areas of New York City and Long Island.

Distribution

We generate business through our relationships with over 300 independent producers. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We monitor and evaluate the performance of our producers through periodic reviews of volume, profitability, and quality of business. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us. Our online application raters and inquiry systems have streamlined the process of placing business with KICO, and we continue to accommodate other means of producer transmissions.  Our producers have access to a website portal that contains all of our applications, rating software, policy forms and underwriting guidelines for all lines of business.  We send out frequent electronic “Producergrams” in order to inform our producers of updates at KICO. In addition we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in New York State. According to the U.S. Census Bureau, New York is the fourth largest state in the country with a current estimated population of approximately 19.7 million. Our market primarily consists of New York City, Long Island and Westchester County, which we collectively define as Downstate New York. We are also licensed to write insurance in the Commonwealth of Pennsylvania, and are in the process of obtaining licenses for four other states.

New York State is the fourth largest property and casualty insurance market in the U.S. with $40.2 billion in direct premiums written and the fourth largest state in the United States with respect to homeowners and dwelling fire insurance written with $6.6 billion in direct premiums written, according to 2013 data compiled by SNL Financial LC (most recent available published data). In 2013, we were the 29th largest writer of homeowners and dwelling fire insurance in the State of New York. Based on this same data, we now have a 0.6% market share for this combined group of personal lines property business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in the downstate New York property insurance market due to the high catastrophe risk that exists in the Downstate New York region. Given present market conditions, we believe that we have the opportunity to significantly expand the size of our business in the State of New York.

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

The liability for loss and LAE represents our best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of our historical experience, supplemented by analyses of industry loss data. We believe that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, we believe that we have limited exposure to asbestos and environmental claim liabilities. We recognize recoveries from salvage and subrogation when received.

We engage an independent external actuarial specialist to opine on our recorded statutory reserves. Our actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts.

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2014	2013

Balance at beginning of period	$34,503,229	$30,485,532
Less reinsurance recoverables	(17,363,975)	(18,419,694)
Net balance, beginning of period	17,139,254	12,065,838

Incurred related to:
Current year	15,268,426	11,765,420
Prior years	1,763,762	1,821,113
Total incurred	17,032,188	13,586,533

Paid related to:
Current year	6,351,920	3,709,495
Prior years	6,156,365	4,803,622
Total paid	12,508,285	8,513,117

Net balance at end of period	21,663,157	17,139,254
Add reinsurance recoverables	18,249,526	17,363,975
Balance at end of period	$39,912,683	$34,503,229

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2004 through 2014. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2014, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663
Net reserve estimated as of One year later	5,122	3,627	4,844	5,430	6,119	6,235	7,483	9,261	13,886	18,903
Two years later	5,698	4,315	5,591	5,867	6,609	6,393	8,289	11,022	16,875
Three years later	6,356	5,101	5,792	6,433	6,729	6,486	9,170	12,968
Four years later	6,985	5,094	6,260	6,569	6,711	7,182	10,128
Five years later	7,049	5,540	6,343	6,683	7,261	7,766
Six years later	7,476	5,616	6,429	7,245	7,727
Seven years later	7,561	5,678	6,886	7,721
Eight years later	7,637	6,140	7,318
Nine years later	8,093	6,560
Ten years later	8,485
Net cumulative deficiency	(5,344)	(3,486)	(2,948)	(2,922)	(1,904)	(1,765)	(2,848)	(4,448)	(4,810)	(1,764)

(in thousands of $)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative amount of reserve paid, net of reinsurance recoverable
One year later	3,347	1,106	2,018	1,855	2,533	2,307	3,201	3,237	4,804	6,156
Two years later	4,291	2,321	3,303	3,339	3,974	3,992	4,947	5,661	8,833
Three years later	4,965	3,321	4,036	4,339	5,054	4,659	6,199	8,221
Four years later	5,598	3,705	4,471	5,146	5,373	5,238	7,737
Five years later	5,840	3,988	5,079	5,424	5,717	5,997
Six years later	6,101	4,484	5,305	5,738	6,224
Seven years later	6,557	4,595	5,594	6,247
Eight years later	6,654	4,880	5,966
Nine years later	6,933	5,246
Ten years later	7,294

Net reserve -
December 31,	3,141	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663
Reinsurance Recoverable	7,610	7,283	6,523	6,693	9,766	10,512	10,432	9,960	18,420	17,364	18,250
Gross reserves -
December 31,	10,751	10,357	10,893	11,492	15,589	16,513	17,712	18,480	30,485	34,503	39,913

Net re-estimated reserve	8,485	6,560	7,318	7,721	7,727	7,766	10,128	12,968	16,875	18,903
Re-estimated reinsurance recoverable	11,183	11,357	11,529	11,468	13,184	13,092	13,560	13,984	26,917	19,207
Gross re-estimated reserve	19,668	17,917	18,847	19,189	20,911	20,858	23,688	26,952	43,792	38,110

Gross cumulative redundancy	(8,917)	(7,560)	(7,954)	(7,697)	(5,322)	(4,345)	(5,976)	(8,472)	(13,307)	(3,607)

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

Our quota share reinsurance treaties in effect for the year ended December 31, 2014 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. Excess of loss contracts provide additional coverage for individual personal lines losses. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines policy is $360,000.

Our quota share reinsurance treaty in effect for the year ended December 31, 2014 for our commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. We did not renew our expiring 25% commercial lines quota share reinsurance treaty on July 1, 2014.  Excess of loss contracts provide coverage for individual commercial lines losses. Our maximum net retention under excess of loss treaties for any one commercial general liability policy is $400,000. Commercial auto policies are covered by an excess of loss reinsurance contract that provides coverage for individual losses in excess of $300,000.

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

In 2014, we purchased catastrophe reinsurance to provide coverage of up to $141 million for losses associated with a single event. Insurance exposure models prepared for us generally indicate that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single one-in-145 year storm event. Losses on personal lines policies are subject to the 55% quota share treaty, which results in a net retention by us of $1.8 million of exposure per catastrophe occurrence. Effective July 1, 2014, our catastrophe reinsurance also covers losses caused by severe winter weather during any consecutive 28 day period. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2014 and 2013, is summarized in the table below by type of investment.

	December 31, 2014		December 31, 2013
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$9,906,878	13.4%	$19,922,506	34.6%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	606,353	0.8%	606,138	1.1%

Political subdivisions of states,
territories and possessions	1,413,303	1.9%	208,697	0.4%

Corporate and other bonds
Industrial and miscellaneous	3,109,079	4.2%	1,584,647	2.8%

Available for sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	0.0%	-	0.0%

Political subdivisions of states,
territories and possessions	14,244,438	19.2%	7,068,207	12.3%

Corporate and other bonds
Industrial and miscellaneous	36,876,421	49.7%	21,367,815	37.1%

Preferred stocks	3,126,280	4.2%	2,587,728	4.5%

Common stocks	4,891,449	6.6%	4,208,945	7.3%
Total	$74,174,201	100.0%	$57,554,683	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2014 and 2013 as rated by Standard and Poor’s (or if unavailable from Standard and Poors, then Moody’s or Fitch):
	December 31, 2014		December 31, 2013
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
AAA	$2,779,539	5.5%	$2,075,010	7.3%
AA	9,826,545	19.2%	4,566,384	16.1%
A	13,954,036	27.3%	7,680,343	27.0%
BBB	24,560,739	48.0%	14,114,285	49.6%
Total	$51,120,859	100.0%	$28,436,022	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

We currently have a Demotech rating of A (Excellent) which generally qualifies our policies for banks and finance companies. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011, and such rating remained in effect in 2012 through 2014. KICO is beginning the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating could create additional demand from producers requiring a carrier to have an A.M. Best rating.

Severe Winter Weather

Our predominant market, downstate New York, suffered severe weather in January and February 2014. We include severe winter weather in our definition of catastrophe. The catastrophe component of 2014 severe winter was determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time. The effects of severe winter weather increased our net loss ratio by 2.9 percentage points in 2014.

The computation to determine contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from severe winter weather. Such losses increased our ceded loss ratio in our July 1, 2013/June 30, 2014 personal lines quota share treaties which reduced our contingent ceding commission revenue by $0.5 million for the year ended December 31, 2014. The effects of severe winter weather increased our net underwriting expense ratio by 1.6 percentage points in 2014.

Premium Financing

Customers who purchase insurance policies are often unable to pay the premium in a lump sum or are unable to afford the payment plan offered and, therefore, require extended payment terms.  Premium finance involves making a loan to the customer that is secured by the unearned portion of the insurance premiums being financed and held by the insurance carrier.  Our wholly owned subsidiary, Payments Inc. (“Payments”), is licensed as a premium finance agency in the state of New York.

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio (the “Purchaser”) agreed that, during the five year period ended February 1, 2013 (which period was extended to February 1, 2015), it would purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York (the “Agreement”). In connection with such purchases, Payments was entitled to receive a fee generally equal to a percentage of the amount financed. On July 17, 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following such termination, Payments will be entitled to receive the fees for an additional two years with regard to contracts for policies from our producers. Our premium financing business currently consists of the placement fees that Payments will earn from placing contracts. Placement fees earned from placing contracts constituted approximately 0.5% and 0.7% of our revenues from operations during the years ended December 31, 2014 and 2013, respectively.

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

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (“DFS”) adopted various emergency regulations that affect insurance companies that operate in the state of New York.  Included among the regulations is mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the DFS commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims.  The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives.  KICO received a letter from the DFS seeking information and data with regard to the foregoing.  KICO provided information and data to the DFS in connection with its investigation. KICO has not received a response from the DFS since a meeting held on May 23, 2013 and believes that such matter will not have any effect on the Company’s financial position or results of operations.

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

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner.  The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which we are licensed, for the new requirements to apply to us. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, when adopted by the states, will require insurers to perform a risk and solvency assessment and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

In 2013, New York, where KICO is domiciled, adopted its version of the Amended Model Act and Regulation.  The statute requires a holding company that directly or indirectly controls an insurer to adopt a formal enterprise risk management function and file an enterprise risk report with the DFS by April 30 of each year commencing in 2014.  In 2014, the DFS promulgated the implementing regulations. The report must identify the material risks within the holding company system that could pose enterprise risk to the insurer.  In addition, any holding company seeking to divest its controlling interest in a domestic insurer is required to file with the DFS a notice of its proposed divestiture at least thirty days prior to cessation of control. Also in 2014 the DFS also promulgated two amendments to its holding company regulation affecting the transactions between the insurer and any person in the holding company system and requiring additional information in applications for control. In 2015, the DFS indicated that it will initiate new targeted cybersecurity assessments for insurance companies.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2014.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid during such period.

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

As of December 31, 2014, as a result of its growth, the $15 million contribution of capital we made to KICO in December 2013 and an increase in longer tailed liability reserves, KICO had four ratios outside the usual range due to reliance on quota share reinsurance, investment yield, gross change in surplus and two-year reserve development.

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

Employees

As of December 31, 2014, we had 66 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2014 Calendar Year
First Quarter	$7.90	$6.66
Second Quarter	7.24	5.66
Third Quarter	8.24	6.53
Fourth Quarter	8.97	7.44

	High	Low
2013 Calendar Year
First Quarter	$5.76	$4.69
Second Quarter	5.71	5.11
Third Quarter	5.35	5.01
Fourth Quarter	7.43	4.59

Holders

As of March 10, 2015, there were approximately 315 record holders of our common stock.

Dividends

            Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. During 2014, we paid quarterly dividends of $0.04 per share on March 14, 2014 and June 13, 2014, and $.05 per share on September 15, 2014 and December 12, 2014.  During 2013, we paid quarterly dividends of $0.04 per share on March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013.  Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.  Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

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

We declared dividends on our common stock as follows:

	2014	2013

Common stock dividends declared	$1,312,625	$612,401

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 The following table set forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/14 – 10/31/14	2,400	$8.15	-	-
11/1/14 – 11/30/14	-	-	-	-
12/1/14 – 12/31/14	1,300	$7.99	-	-
Total	3,700	$8.09	-	-
____________________

(1)	Shares purchased by “affiliated purchasers.”

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Other operating expenses include our corporate expenses as a holding company. These expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2013, we would earn half of the premiums in 2013 and the other half in 2014.

Ceding commission revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net realized gains (losses) on investments.  We invest in cash and cash equivalents, short-term investments, fixed-maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities as available-for-sale and our fixed-maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Other income.  We recognize installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. We also recognize premium finance fee income on loans financed by a third party finance company.

Loss and loss adjustment expenses incurred.  Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item, and for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations, statistical analyses and actuarial procedures. We seek to establish all reserves at the most likely ultimate liability based on our historical claims experience. It is typical for certain claims to take several years to settle and we revise our estimates as we receive additional information on such claims. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor affecting our profitability.

Commission expenses and other underwriting expenses.  Other underwriting expenses include policy acquisition costs and other expenses related to the underwriting of policies. Policy acquisition costs represent the costs of originating new insurance policies that vary with, and are primarily related to, the production of insurance policies (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned. Other underwriting expenses represent general and administrative expenses of our insurance business and are comprised of other costs associated with our insurance activities such as regulatory fees, telecommunication and technology costs, occupancy costs, employment costs, and legal and auditing fees.

Other operating expenses.  Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal and auditing fees, and other costs directly associated with being a public company.

Non-cash equity compensation. Non-cash equity compensation includes the fair value of stock grants issued to our directors, officers and employees, and amortization of stock options issued to the same.

Depreciation and amortization. Depreciation and amortization includes the amortization of intangibles related to the acquisition of KICO, depreciation of the real estate used in KICO’s operations, as well as depreciation of capital expenditures for information technology projects, office equipment and furniture.

Interest expense.  Interest expense represents amounts we incurred on our former indebtedness at the then-applicable interest rates.

Income tax expense.  We incur federal income tax expense on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

Product Lines

Our product lines include the following:

Personal lines. Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominium, renters, equipment breakdown and service line endorsements, and personal umbrella policies.

Commercial liability. We offer business owners policies which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies.

Commercial automobile. We had previously provided physical damage and liability coverage for light vehicles owned by small contractors and artisans. Due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to longer offer renewals to our existing commercial auto policies beginning with those effective May 1, 2015.

Livery physical damage and other. We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs as well as canine legal liability policies. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.

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

Underwriting income. Underwriting income is net pre-tax income attributable to our insurance underwriting business before investment activity. It excludes net investment income, net realized gains from investments, and depreciation and amortization (net premiums earned less expenses included in combined ratio). Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2014	2013	Change	Percent
Revenues
Direct written premiums	$76,255	$60,449	$15,806	26.1%
Assumed written premiums	49	46	3	6.5%
	76,304	60,495	15,809	26.1%
Ceded written premiums
Ceded to quota share treaties in force during the period	35,887	34,378	1,509	4.4%
Return of premiums previously ceded to prior quota share treaties	(6,597)	(764)	(5,833)	763.6%
Ceded to quota share treaties	29,290	33,614	(4,324)	(12.9	) %
Ceded to excess of loss treaties	1,039	540	499	92.4%
Ceded to catastrophe treaties	2,611	1,006	1,605	159.5%
Catastrophe reinstatement (1)	70	496	(426)	(85.9	) %
Total ceded written premiums	33,010	35,656	(2,646)	(7.4	) %

Net written premiums	43,294	24,839	18,455	74.3%
Change in net unearned premiums	(10,666)	(2,614)	(8,052)	308.0%
Net premiums earned	32,628	22,225	10,403	46.8%

Ceding commission revenue
Excluding the effect of catastrophes	14,427	13,520	907	6.7%
Effect of catastrophes (1)	(517)	(1,847)	1,330	(72.0	) %
Total ceding commission revenue	13,910	11,673	2,237	19.2%
Net investment income	1,800	1,170	630	53.8%
Net realized gain on investments	707	576	131	22.7%
Other income	1,006	922	84	9.1%
Total revenues	50,051	36,566	13,485	36.9%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	28,146	30,529	(2,383)	(7.8	) %
Losses from catastrophes (1)	3,764	225	3,539	1,572.9%
Total direct and assumed loss and loss adjustment expenses	31,910	30,754	1,156	3.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,055	16,978	(4,923)	(29.0	) %
Losses from catastrophes (1)	2,823	189	2,634	1,393.7%
Total ceded loss and loss adjustment expenses	14,878	17,167	(2,289)	(13.3	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,091	13,551	2,540	18.7%
Losses from catastrophes (1)	941	36	905	2,513.9%
Net loss and loss adjustment expenses	17,032	13,587	3,445	25.4%

Commission expense	12,125	9,363	2,762	29.5%
Other underwriting expenses	10,656	9,019	1,637	18.2%
Other operating expenses	1,487	1,099	388	35.3%
Depreciation and amortization	875	646	229	35.4%
Interest expense	-	76	(76)	(100.0	) %
Total expenses	42,176	33,790	8,385	24.8%

Income from operations before taxes	7,875	2,776	5,100	183.7%
Provision for income tax	2,547	764	1,783	233.4%
Net income	$5,328	$2,012	$3,317	164.9%

(1) For the year ended December 31, 2014, includes the effects of severe winter weather (which we define as a catastrophe), which occurred in January and February 2014. For the year ended December 31, 2013, includes the effects of Superstorm Sandy (which we define as a catastrophe), which occurred on October 29, 2012. We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Year ended December 31,
	2014	2013	Point Change	Percent Change
Key ratios:
Net loss ratio	52.2%	61.1%	-8.9%	(14.6	) %
Net underwriting expense ratio	24.9%	27.5%	-2.6%	(9.5	) %
Net combined ratio	77.1%	88.6%	-11.5%	(13.0	) %

Direct Written Premiums

Direct written premiums during the year ended December 31, 2014 (“2014”) were $76,255,000 compared to $60,449,000 during the year ended December 31, 2013 (“2013”). The increase of $15,806,000, or 26.1%, was primarily due to an increase in policies in-force during 2014 as compared to 2013. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 22.0% as of December 31, 2014 compared to December 31, 2013. In addition to the increase in policies in-force, the average premium per policy increased.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. Our direct written premiums in our other lines of business grew by 31.3% in 2014 compared to 2013. The increase in direct written premiums in 2014 over 2013 was also affected by New York State regulations enacted to protect victims of Superstorm Sandy, which prohibited us from cancelling policies or non-renewing existing policies beginning in the fourth quarter of 2012 and extending through various dates during the quarter ended March 31, 2013 (the “Moratorium Period”). After the expiration of the Moratorium Period in 2013, the additional cancellations and non-renewal of existing policies reduced our direct written premiums in 2013.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance rates in effect during 2014 and 2013. For purposes of the discussion herein, the change in quota share rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Year ended December 31, 2014		Year ended December 31, 2013
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2013/2014 Treaties")	("2014/2015 Treaty")	("2012/2013 Treaties")	("2013/2014 Treaties")

Quota share
Personal lines	75%	55%	75%	75%
Commercial lines	25%	none	40%	25%

Net written premiums increased $18,455,000, or 74.3%, to $43,294,000 in 2014 from $24,839,000 in 2013. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines business is subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties. In 2014 and 2013, our ceded catastrophe premiums include an additional $70,000 and $496,000, respectively, of reinstatement premiums for catastrophe coverage as a result of Superstorm Sandy.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In 2014, our catastrophe and excess of loss reinsurance premiums increased by $1,605,000 and $499,000, respectively, over the premiums in 2013.

Net premiums earned increased $10,403,000, or 46.8%, to $32,628,000 in 2014 from $22,225,000 in 2013. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share percentages from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which increased our net premiums earned during the period. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2014 will increase from the higher net written premiums for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The increase in net premiums earned was also due to a reduction of $426,000 in reinstatement premiums paid in 2014 compared to what was paid in 2013 for catastrophe coverage as a result of Superstorm Sandy.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2014 and 2013. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Year ended December 31, 2014		Year ended December 31, 2013
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2013/2014 Treaties")	("2014/2015 Treaty")	("2012/2013 Treaties")	("2013/2014 Treaties")

Quota share
Personal lines	40%	40%	35%	40%
Commercial lines	36%	none	36%	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2014	2013	Change	Percent

Provisional ceding commissions earned	$12,457	$11,007	$1,450	13.2%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,971	2,513	(542)	(21.6	) %
Effect of catastrophes on ceding commisions earned	(517)	(1,847)	1,330	(72.0	) %
Contingent ceding commissions earned	1,454	666	788	118.3%

Total ceding commission revenue	$13,911	$11,673	$2,238	19.2%

Ceding commission revenue was $13,911,000 in 2014 compared to $11,673,000 in 2013. The increase of $2,238,000, or 19.2%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive is reduced by the amount of provisional commissions previously received.  Effective July 1, 2013, our provisional ceding commission rate on our personal lines treaty increased to 40% from 35%, which reduced the amount of contingent ceding commissions we can ultimately receive. The amount of contingent commissions we are eligible to receive under our current personal lines quota share treaty, effective July 1, 2014, is subject to change based on losses incurred from claims incurred beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims occurring before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

Provisional Ceding Commissions Earned

The $1,450,000 increase in provisional ceding commissions earned is due to: (1) an increase in the amount of ceded premiums written and earned in our personal lines business and (2) an increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, which affects all of 2014 but only the last six months of 2013. The increase in provisional ceding commissions earned was partially offset by a decrease in the amount of premiums ceded as a result of the July 1, 2014 Cut-offs. Under the July 1, 2014 Cut-offs, our quota share percentages were reduced in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%. Under the July 1, 2013 Cut-off, our quota share percentage in our commercial lines was reduced from 40% to 25%.

Contingent Ceding Commissions Earned

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The 2013/2015 Treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2014, the computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and LAE incurred from severe winter weather during January and February 2014 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2014 by $517,000. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2014.

The term of our previous personal lines reinsurance quota share treaty covered the period from July 1, 2012 to June 30, 2013 (“2012/2013 Treaty”). The 2012/2013 Treaty provided for contingent ceding commissions based on a sliding scale whereby we were entitled to receive between 31% - 52% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. In 2013, the computation to arrive at contingent ceding commission revenue under the 2012/2013 Treaty includes direct catastrophe losses and LAE incurred from Superstorm Sandy on October 29, 2012. Such losses increased our ceded loss ratio in our 2012/2013 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2013 by $1,847,000.

The $788,000 increase in contingent ceding commissions earned, after the impact of catastrophes, is due to a decrease in catastrophe losses and LAE incurred under our quota share reinsurance treaties in 2014 as compared to 2013 and an increase in ceded premiums earned under our personal lines quota share treaty due to growth in direct written premiums subject to that treaty. The increases in contingent ceding commissions earned were partially offset by: (1) the increase in our personal lines provisional ceding commission rate to 40% from 35% effective July 1, 2013, with the greater provisional ceding commission rate resulting in reduced ceded premiums applicable to contingent commissions that we can ultimately receive, (2) the decrease in our personal lines quota share percentage to 55% from 75% effective July 1, 2014, the decrease in our commercial lines quota share percentage to 0% from 25% effective July 1, 2014, and the decrease in our commercial lines quota share percentage to 25% from 40% effective July 1, 2013, with lower quota share percentages resulting in less contingent commissions that we can ultimately receive, and (3) an increase in losses incurred under our previous commercial lines quota share treaties from claims in the prior treaty years, which increased our ceded loss ratio, resulting in a reduction to contingent ceding commissions previously earned.

Net Investment Income

Net investment income was $1,800,000 in 2014 compared to $1,170,000 in 2013. The increase of $630,000, or 53.8%, was due to an increase in average invested assets in 2014. The increase in cash and invested assets resulted primarily from the net proceeds of $18,804,000 that we received on December 13, 2013 from our public offering and increased operating cash flows. The tax equivalent investment yield, excluding cash, was 4.67% and 5.28% at December 31, 2014 and 2013, respectively.

Net Loss and LAE

Net loss and LAE was $17,032,000 in 2014 compared to $13,587,000 in 2013. The net loss ratio was 52.2% in 2014 compared to 61.1% in 2013, a decrease of 8.9 percentage points. The decrease of 8.9 percentage points in our net loss ratio for 2014 as compared to 2013 was due to favorable results for our personal lines business, a shift in the mix of business away from higher loss ratio lines of business such as commercial auto, and a reduction in prior year loss reserve development as a percentage of net earned premiums. The decreases in our quota share rates from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which gave rise to an increase in net premiums earned during the period as those premiums are earned. The personal lines Cut-off allows us to retain more of the underwriting results for that line of business. This had a favorable effect on the overall loss ratio since the net earned premium distribution by line has shifted more towards the personal lines business, which after the Cut-off on July 1, 2014, carried a lower loss ratio than it did after July 1, 2013.The decrease in our net loss ratio was partially offset by net catastrophe losses of $941,000 in our personal lines business related to severe winter weather, which occurred in January and February 2014. Such losses, which increased our net loss ratio by 4.3 percentage points, were determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time. Despite the catastrophe losses in 2014 discussed above, the net loss ratio in our personal lines business decreased to 38.1% in 2014 from 45.2% in 2013 due to lack of severe weather beyond the first quarter of 2014. Other factors that negatively impacted our net loss ratio were an increase in losses for our longer-tailed commercial auto and commercial lines of business. In 2014 we incurred adverse loss development from prior accident years in both of these lines of business that impacted our net loss ratio for the period. See discussion below “Commercial Auto Line of Business” and table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expire on or after May 1, 2015. As of December 31, 2014, we had 730 commercial auto policies in force, which represented 1.6% of our policies in force. As of December 31, 2013, we had 1,161 commercial auto policies in force, which represented 3.2% of our policies in force.

Commission Expense

Commission expense was $12,125,000 in 2014 or 17.8% of direct earned premiums. Commission expense was $9,363,000 in 2013 or 17.3% of direct earned premiums. The increase of $2,762,000, or 29.5%, is due to the increase in direct written premiums in 2014 as compared to 2013 and an increase in contingent commissions as a result of the increase in direct written premiums, an enhancement to our contingent commissions program in 2014 and the decrease in our direct loss ratios on which contingent commissions are based.

Other Underwriting Expenses

Other underwriting expenses were $10,656,000 in 2014 compared to $9,019,000 in 2013. The increase of $1,637,000, or 18.2%, in other underwriting expenses was primarily due to: (1) expenses directly related to the increase in direct written premiums, (2) regulatory fees and assessments indirectly related to direct written premiums, (3) additional salaries along with related other employment costs due to the hiring of additional staff needed to service our growth in direct written premiums and rate increases in annual salaries, and (4) profit sharing compensation due to higher profitability in 2014 compared to 2013, offset by a decrease in the reserve for bad debts and expenses allocated from underwriting pools. The reserve for bad debts was higher in 2013 due to the delayed collection of premiums as a result of DFS regulation regarding Superstorm Sandy. Other underwriting expenses as a percentage of direct written premiums decreased to 14.0% in 2014 from 14.9% in 2013. Other underwriting expenses as a percentage of direct premiums earned decreased to 15.6% in 2014 from 16.7% in 2013.

Our net underwriting expense ratio in 2014 was 24.9% compared with 27.5% in 2013. The decrease of 2.6 percentage points, or 9.5%, was due to: (1) the increase in net premiums earned as a result of the changes to our quota share treaties on July 1, 2014 and (2) a decrease in the effect that catastrophes had on contingent ceding commission revenue.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,487,000 in 2014 compared to $1,099,000 in 2013. The increase in 2014 of $388,000, or 35.3%, was primarily due to higher accrued executive bonuses in 2014 compared to 2013, and a bonus paid along with options granted to our chief executive officer in 2014 pursuant to his amended employment agreement, partially offset by a decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization was $875,000 in 2014 compared to $646,000 in 2013. The increase of $229,000, or 35.4%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the building from which we operate.

Interest Expense

Interest expense was $-0- in 2014 compared to $76,000 in 2013. The $76,000 decrease in interest expense, or 100%, was due to the $747,000 redemption of outstanding notes and $210,000 repayment of the outstanding balance on our credit line from the proceeds of our public offering in December 2013.

Income Tax Expense

Income tax expense in 2014 was $2,547,000, which resulted in an effective tax rate of 32.3%. Income tax expense in 2013 was $764,000, which resulted in an effective tax rate of 27.5%. Income before taxes was $7,875,000 in 2014 compared to $2,776,000 in 2013. The increase in the effective tax rate by 4.8 percentage points in 2014 is a result of the amount and the effect of permanent differences and tax true-ups having a lesser effect in 2014 compared to 2013 due to the greater income before taxes in 2014.

Net Income

Net income was $5,328,000 in 2014 compared to $2,012,000 in 2013. The increase in net income of $3,317,000, or 164.9%, was due to the circumstances described above that caused the increase in our net premiums earned, provisional ceding commissions, and net investment income, and decrease in our net loss ratio, partially offset by an increase in commission expense, other underwriting expenses related to premium growth and other operating expenses.

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

	Year Ended
	December 31,
	2014	2013

Gross premiums written:
Personal lines	$56,808,940	$43,668,704
Commercial lines	10,967,008	9,128,898
Commercial auto	3,222,033	4,838,894
Livery physical damage	5,034,260	2,504,094
Other(1)	272,041	354,233
Total	$76,304,282	$60,494,823

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$19,817,259	$10,723,294
Return of premiums previously ceded to
prior quota share treaties	5,159,646	-
Total Personal lines	24,976,905	10,723,294

Commercial lines
Excluding the effect of quota share
adjustments on July 1	8,516,227	5,835,451
Return of premiums previously ceded to
prior quota share treaties	1,437,345	763,928
Total Commercial lines	9,953,572	6,599,379

Commercial auto	3,134,657	4,752,169
Livery physical damage	5,034,260	2,504,094
Other(1)	195,468	259,827
Total	$43,294,862	$24,838,763

Net premiums earned:
Personal lines	$16,670,947	$9,112,104
Commercial lines	8,292,960	5,661,318
Commercial auto	3,932,349	5,203,433
Livery physical damage	3,494,711	1,993,659
Other(1)	237,517	254,653
Total	$32,628,484	$22,225,167

Net loss and loss adjustment expenses:
Personal lines	$6,345,559	$4,117,696
Commercial lines	4,332,021	1,586,786
Commercial auto	3,438,957	5,776,363
Livery physical damage	1,295,746	950,736
Other(1)	516,042	249,718
Unallocated loss adjustment expenses	1,103,863	905,234
Total	$17,032,188	$13,586,533

Net loss ratio:
Personal lines	38.1%	45.2%
Commercial lines	52.2%	28.0%
Commercial auto	87.5%	111.0%
Livery physical damage	37.1%	47.7%
Other(1)	217.3%	98.1%
Total	52.2%	61.1%

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2014 and 2013 follows:

	Year ended
	December 31,
	2014	2013

Revenues
Net premiums earned	$32,628,484	$22,225,167
Ceding commission revenue	13,910,111	11,673,103
Net investment income	1,799,768	1,170,051
Net realized gain on investments	707,027	575,792
Other income	749,369	592,865
Total revenues	49,794,759	36,236,978

Expenses
Loss and loss adjustment expenses	17,032,188	13,586,533
Commission expense	12,125,328	9,362,793
Other underwriting expenses	10,656,265	9,018,685
Depreciation and amortization	871,520	643,096
Total expenses	40,685,301	32,611,107

Income from operations	9,109,458	3,625,871
Income tax expense	2,918,109	1,075,475
Net income	$6,191,349	$2,550,396

Key Measures:
Net loss ratio	52.2%	61.1%
Net underwriting expense ratio	24.9%	27.5%
Net combined ratio	77.1%	88.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$22,781,593	$18,381,478
Less: Ceding commission revenue	(13,910,111)	(11,673,103)
Less: Other income	(749,369)	(592,865)
Net underwriting expenses	$8,122,113	$6,115,510

Net premiums earned	$32,628,484	$22,225,167

Net Underwriting Expense Ratio	24.9%	27.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2014
Written premiums	$76,255,426	$48,856	$(33,009,420)	$43,294,862
Unearned premiums	(8,119,029)	(3,398)	(2,543,951)	(10,666,378)
Earned premiums	$68,136,397	$45,458	$(35,553,371)	$32,628,484

Loss and loss adjustment expenses exluding
the effect of catastrophes	$28,075,577	$71,054	$(12,055,470)	$16,091,161
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$31,839,685	$71,054	$(14,878,551)	$17,032,188

Loss ratio excluding the effect of catastrophes	41.2%	156.3%	33.9%	49.3%
Catastrophe loss	5.5%	0.0%	7.9%	2.9%
Loss ratio	46.7%	156.3%	41.8%	52.2%

Year ended December 31, 2013
Written premiums	$60,449,077	$45,746	$(35,656,060)	$24,838,763
Unearned premiums	(6,341,750)	18,499	3,709,655	(2,613,596)
Earned premiums	$54,107,327	$64,245	$(31,946,405)	$22,225,167

Loss and loss adjustment expenses exluding
the effect of catastrophes	$30,471,599	$57,017	$(16,978,316)	$13,550,300
Catastrophe loss	225,324	-	(189,091)	36,233
Loss and loss adjustment expenses	$30,696,923	$57,017	$(17,167,407)	$13,586,533

Loss ratio excluding the effect of catastrophes	56.3%	88.7%	53.1%	61.0%
Catastrophe loss	0.4%	0.0%	0.6%	0.1%
Loss ratio	56.7%	88.7%	53.7%	61.1%

The key measures for our insurance underwriting business for the years ended December 31, 2014 and 2013 are as follows:

	Year ended
	December 31,
	2014	2013

Net premiums earned	$32,628,484	$22,225,167
Ceding commission revenue (1)	13,910,111	11,673,103
Other income	749,369	592,865

Loss and loss adjustment expenses (2)	17,032,188	13,586,533

Acquistion costs and other underwriting expenses:
Commission expense	12,125,328	9,362,793
Other underwriting expenses	10,656,265	9,018,685
Total acquistion costs and other
underwriting expenses	22,781,593	18,381,478

Underwriting income	$7,474,183	$2,523,124

Key Measures:
Net loss ratio excluding the effect of catastrophes	49.3%	61.0%
Effect of catastrophe loss on net loss ratio (2) (3)	2.9%	0.1%
Net loss ratio	52.2%	61.1%

Net underwriting expense ratio excluding the
effect of catastrophes	23.3%	19.2%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	1.6%	8.3%
Net underwriting expense ratio	24.9%	27.5%

Net combined ratio excluding the effect
of catastrophes	72.6%	80.2%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	4.5%	8.4%
Net combined ratio	77.1%	88.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$22,781,593	$18,381,478
Less: Ceding commission revenue (1)	(13,910,111)	(11,673,103)
Less: Other income	(749,369)	(592,865)
	$8,122,113	$6,115,510

_________________________________________________

(1) For the year ended December 31, 2014, the effect of severe winter weather, defined as a catastrophe, which occurred in January and February 2014, reduced contingent ceding commission revenue by $517,269. For the year ended December 31, 2013, the effect of Superstorm Sandy, which occurred on October 29, 2012, reduced contingent ceding commission revenue by $1,846,882.

(2) For the year ended December 31, 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $941,027 resulting from severe winter weather, which occurred in January and February 2014.

(3) For the year ended December 31, 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $163,673 decrease in other underwriting expenses. For the year ended December 31, 2013, the effect of catastrophe loss from Superstorm Sandy on our net loss ratio and net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include $494,688 of reinstatement premiums for catastrophe coverage or the indirect effect of a $356,670 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2014 and 2013:

Available for Sale Securities

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	24.1%

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	62.4%
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	86.5%
Equity Securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	13.5%
Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,000,222	$162,617	$(49,491)	$(45,140)	$7,068,208	20.1%

Corporate and other bonds
Industrial and miscellaneous	21,079,680	569,138	(179,810)	(101,194)	21,367,814	60.6%
Total fixed-maturity securities	28,079,902	731,755	(229,301)	(146,334)	28,436,022	80.7%
Equity Securities	6,690,338	473,109	(290,310)	(76,464)	6,796,673	19.3%
Total	$34,770,240	$1,204,864	$(519,611)	$(222,798)	$35,232,695	100.0%

Held to Maturity Securities

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	16.0%

Political subdivisions of States,
Territories and Possessions	1,413,303	37,734	-	(200,665)	1,049,707	21.2%

Corporate and other bonds
Industrial and miscellaneous	3,109,079	45,385	(52,921)	-	3,101,543	62.8%

Total	$5,128,735	$266,319	$(52,921)	$(200,665)	$4,940,803	100.0%

	December 31, 2013

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	26.9%

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	7.6%

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	65.5%

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2014 and 2013 is shown below:

	December 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	3,522,927	3,563,401	1,793,344	1,772,208
More than 10 years	1,605,808	1,831,653	606,138	653,053
Total	$5,128,735	$5,395,054	$2,399,482	$2,425,261

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of December 31, 2014 and 2013 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2014		December 31, 2013
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
AAA	$2,779,539	5.5%	$2,075,010	7.3%
AA	9,826,545	19.2%	4,566,384	16.1%
A	13,954,036	27.3%	7,680,343	27.0%
BBB	24,560,739	48.0%	14,114,285	49.6%
Total	$51,120,859	100.0%	$28,436,022	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2014 and 2013:

Category	December 31, 2014	December 31, 2013
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.29%	3.98%

Political subdivisions of States,
Territories and Possessions	3.77%	4.34%

Corporate and other bonds
Industrial and miscellaneous	4.20%	4.69%

Total	4.06%	4.59%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Weighted average effective maturity	6.5	6.8

Weighted average final maturity	7.3	7.4

Effective duration	5.7	5.8

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2014 and 2013, 63% and 78%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2014 and 2013, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

	December 31, 2013
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,015,437	$(49,491)	6	$415,866	$(45,140)	2	$2,431,303	$(94,631)

Corporate and other
bonds industrial and
miscellaneous	6,447,605	(179,810)	24	1,430,377	(101,194)	5	7,877,982	(281,004)

Total fixed-maturity
securities	$8,463,042	$(229,301)	30	$1,846,243	$(146,334)	7	$10,309,285	$(375,635)

Equity Securities:
Preferred stocks	$1,835,958	$(251,525)	8	$444,100	$(62,551)	2	$2,280,058	$(314,076)
Common stocks	879,525	(38,785)	4	145,625	(13,913)	1	1,025,150	(52,698)

Total equity securities	$2,715,483	$(290,310)	12	$589,725	$(76,464)	3	$3,305,208	$(366,774)

Total	$11,178,525	$(519,611)	42	$2,435,968	$(222,798)	10	$13,614,493	$(742,409)

There were 35 securities at December 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 52 securities at December 31, 2013 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary sources of cash flow for our holding company operations are in connection with the fee income we receive from the premium finance loans (as more fully described in Note 19 to our Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the year ended December 31, 2014, KICO paid dividends of $1,500,000 to us.

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

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the year ended December 31, 2014, and the outstanding principal balance was $-0- as of December 31, 2014.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2014	2013

Cash flows provided by (used in):
Operating activities	$17,332,972	$7,383,537
Investing activities	(25,998,677)	(6,577,871)
Financing activities	(1,349,923)	16,876,828
Net (decrease) increase in cash and cash equivalents	(10,015,628)	17,682,494
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$9,906,878	$19,922,506

Net cash provided by operating activities was $17,333,000 in 2014 as compared to $7,384,000 provided in 2013. The $9,949,000 increase in cash flows provided by operating activities in 2014 was primarily a result of an increase in net income (adjusted for non-cash items) of $4,420,000 and the net fluctuations in assets and liabilities of $5,666,000 relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $25,999,000 in 2014 compared to $6,578,000 used in 2013. The $19,421,000 increase in cash flows used in investing activities was the result of a $23,073,000 increase in acquisitions of invested assets, offset by a $4,074,000 increase in sales of invested assets.

Net cash used in financing activities was $1,350,000 in 2014 compared to $16,877,000 provided in 2013. The $18,227,000 decrease in cash flows used in financing activities was a result of the net proceeds of $18,804,000 from our public offering on December 13, 2013 and the $700,000 increase in dividends paid due additional shares outstanding in 2014 and the increase in dividend rate, offset by net repayments of $1,197,000 of debt in 2013 compared to no net borrowings in 2014.

Reinsurance

The following table summarizes each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2014:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2014%
Maiden Reinsurace Company	A-	$8,544	43.3%
SCOR Reinsurance Company	A	3,037	15.4%
Swiss Reinsurance America Corporation	A+	4,011	20.3%
		15,592	79.0%
Others		4,127	21.0%
Total		$19,719	100.0%

Reinsurance recoverable from Maiden Reinsurance Company and Motors Insurance Corporation (included in Others) are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our quota share reinsurance treaties in effect for the year ended December 31, 2014 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. Our quota share reinsurance treaty in effect for the year ended December 31, 2014 for our commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. We did not renew our expiring commercial lines quota share reinsurance treaty on July 1, 2014. Our quota share reinsurance treaties in effect for the year ended December 31, 2013 for both our personal lines business and commercial lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, we entered into new annual treaties with different terms effective July 1, 2014. Our treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Risk retained	$300,000	$300,000	$250,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.

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

The single maximum risks per occurrence to which we are subject to under the treaties that expired on June 30, 2014 and the new treaties effective July 1, 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 -		$1,200,000 -
	$4,000,000	None(1)	$2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 -		$1,000,000 -
	$3,000,000	None(1)	$2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 -		$400,000 -
	$4,000,000	None(1)	$2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 -		$300,000 -
	$2,000,000	None(1)	$2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 -		$4,000,000 -
	$141,000,000	None	$90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%
________________

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy), our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $141,000,000. The initial $4,000,000 of losses in a catastrophe are subject to a 55% quota share reinsurance treaty, such that we retain $1,800,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $137,000,000, we are 100% reinsured under our catastrophe reinsurance program.  Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.  We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

In addition, we are subject to claims arising from non-catastrophic weather events such as hurricanes, tropical storms, severe winter weather, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

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

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers.  These brokers provided a total of 31.8% of our gross premiums written for the year ended December 31, 2014. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

Recent regulatory action taken by the New York State Department of Financial Services following Superstorm Sandy may affect our operations and business.

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (the “DFS”) has adopted various regulations that affect insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. In addition, in February 2013, the state of New York announced that the DFS has commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims. The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives. KICO received a letter from the DFS seeking information and data with regard to the foregoing. KICO provided information and data to the DFS and has cooperated with the DFS in connection with its investigation. KICO has not received a response from the DFS since a meeting held on May 23, 2013 and believes that such matter will not have any effect on our financial position or results of operations. In settling insurance claims, including those related to Superstorm Sandy, if KICO were to pay for losses not covered by the insurance policy, such as those based on water and sewer back up claims, it could face disclaimers of coverage from its reinsurers with regard to the amounts paid.

Actual claims incurred may exceed current reserves established for claims, which may adversely affect our operating results and financial condition.

Recorded claim reserves for our business are based on our best estimates of losses after considering known facts and interpretations of circumstances. Internal and external factors are considered. Internal factors include, but are not limited to, actual claims paid, pending levels of unpaid claims, product mix and contractual terms. External factors include, but are not limited to, changes in the law, court decisions, changes in regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition.

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

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Maximum permissible dividends are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid during the preceding 24 months of the current 12 month period. As of December 31, 2014, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $2,608,000.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer. The loss of Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Mr. Goldstein is a party to an employment agreement with us that expires on December 31, 2016.

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

We have an effective registration on Form S-3 under the Securities Act registering for resale 659,100 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan. Options to purchase 321,365 shares of our common stock are outstanding under the 2005 plan and 1,135 shares are reserved for issuance thereunder. We plan to file a registration statement on Form S-8 under the Securities Act to register the 700,000 shares issuable under our 2014 Equity Participation Plan.  Options to purchase 50,000 shares of our common stock are outstanding, and 650,000 shares are reserved for issuance, under the 2014 plan, subject to shareholder approval of the plan.  The shares subject to the registration statement on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

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

As of March 16, 2015, our executive officers and directors beneficially owned 2,284,128 shares of our common stock (including options to purchase 112,500 shares of our common stock), representing 31% of the outstanding shares of our common stock.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	62	President, Chairman of the Board, Chief Executive Officer and Director
Victor J. Brodsky	57	Chief Financial Officer and Treasurer
John D. Reiersen	72	Executive Vice President, Kingstone Insurance Company
Benjamin Walden	47	Senior Vice President and Chief Actuary, Kingstone Insurance Company
Michael R. Feinsod	44	Secretary and Director
Jay M. Haft	79	Director
Jack D. Seibald	54	Director
Floyd R. Tupper	60	Director

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

Benjamin Walden

Mr. Walden has served as Senior Vice President of KICO since January 2015 and as Chief Actuary of KICO since December 2013.  From December 2013 to January 2015, he served as Vice President of KICO.  From February 2010 to November 2013, Mr. Walden served as Chief Actuary for Interboro Insurance Company, a personal lines carrier.  From July 2008 to February 2010, Mr. Walden was President of Assigned Risk Consulting, Inc., an independent actuarial consulting firm. From October 2001 to April 2009, he served as Vice President and Chief Actuary of AutoOne Insurance, an assigned risk servicing carrier.  Mr. Walden was also an actuarial consultant at Milliman, Inc., an independent provider of actuarial and consulting services, from January 1998 to October 2001.  Mr. Walden has been a Fellow of the Casualty Actuarial Society since 1999 and holds a Bachelor of Science Degree in Mathematics from Villanova University.

Michael R. Feinsod
Mr. Feinsod is Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999. Since August 2014, he has served as Executive Chairman of the Board of Advanced Cannabis Corporation.From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation, a business development company.  Mr. Feinsod served as a director of Ameritrans Capital from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April, 2013. In April, 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation for the purpose of marshaling and liquidating all of its assets and satisfying the claims of creditors therefrom. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer.  He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP.  Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University.  He has served as one of our directors since October 2008 and as our Secretary since August 2013.  We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jay M. Haft

Mr. Haft is currently a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries.  Mr. Haft is also a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies.  Mr. Haft is also a strategic and financial consultant for growth stage companies.  He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies.  Mr. Haft has extensive experience in the Russian market, in which he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets.  He has been a founder, consultant and/or director of numerous public and private corporations, and served as Chairman of the Board of Dusa Pharmaceuticals, Inc.  Mr. Haft serves on the Board of Neurotrope, Inc., SpA, the United States-Russian Business Counsel and The Link of Times Foundation and is an advisor to Montezemolo & Partners.  He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years.  Mr. Haft is counsel to Reed Smith, an international law firm, as well as several other law and accounting firms.  Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida.  He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School.  Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001.  From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989.  Mr. Haft received B.A. and LL.B. degrees from Yale University.  We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO since July 2009, give him the qualifications and skills to serve as one of our directors.

Jack D. Seibald

Mr. Seibald is a Founder and Managing Member of Concept Capital Markets, LLC (“Concept Capital”) and serves Concept Capital in a variety of areas, including business and client development and legal and compliance matters.  Mr. Seibald also serves as a Managing Member of Concept Capital Holdings, LLC, the parent of Concept Capital, of Concept Capital Administration, LLC, which provides administrative services to Concept Capital and its affiliates, and as a member of the Board of Managers of ConceptONE, LLC, which provides portfolio and risk analytics and reporting services as well as regulatory reporting to investment managers.  Mr. Seibald has been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in equity research, investment management and prime brokerage services dating back to 1983.  From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder he co-managed several pools of funds.  He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co. in similar positions.  Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector.  He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  Mr. Seibald has served as one of our directors since 2004.  In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others.  FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investments Committee), give him the qualifications and skills to serve as one of our directors.

Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. from New York University.  Mr. Tupper has served as a director of KICO, and Chairman of its Audit Committee, since 2006. He also serves as a member of its Investment Committee. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  He has served as one of our directors since June 2014.  We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements.  The members of the Audit Committee are Messrs. Tupper, Feinsod, Haft and Seibald.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K  Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2014.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2014, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics; Officer and Director Trading Restrictions Policy

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Board of Directors has also adopted an Officer and Director Trading Restrictions Policy for our officers and directors as well as the officers and directors of KICO.  Copies of the Code of Ethics and Officer and Director Trading Restrictions Policy are posted on our website, www.kingstonecompanies.com.  We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or a waiver from, our Code of Ethics or Officer and Director Trading Restrictions Policy by posting such information on our website, www.kingstonecompanies.com.

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2014 and 2013 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Barry B. Goldstein Chief Executive	2014	$512,500	$62,500		$320,026	$453,853	(1)	$36,319	$1,385,198
Officer	2013	$450,000	$100,000		$-	$120,750	(2)	$35,857	$706,607

Victor J. Brodsky Chief Financial	2014	$269,600	$10,000		$-	$32,248	(4)	$19,691	$331,539
Officer	2013	$249,600	$28,000	(3)	$27,672	$18,405	(5)	$17,603	$341,280

Benjamin Walden Vice President and	2014	$210,000	$-		$-	$36,160	(4)	$7,431	$253,591
Chief Actuary, Kingstone Insurance Company (6)	2013 (7)	$4,038	$-		$18,582	$770	(5)	$-	$23,390
__________

(1)       Represents bonus compensation of $385,825 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2015, and $49,331 accrued pursuant to the KICO employee profit sharing plan and paid in 2015.

(2)       Represents bonus compensation of $67,429 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2014, and $53,321 accrued pursuant to the KICO employee profit sharing plan and paid in 2014.

(3)       Represents bonus compensation of $8,000 for 2012 paid in 2013 and $20,000 accrued in 2013 and paid in 2014.

(4)       Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2014 and paid in 2015.

(5)       Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2013 and paid in 2014.

(6)       Mr. Walden was elected Senior Vice President of KICO in January 2015.

(7)       Mr. Walden joined KICO on December 16, 2013.

Employment Contracts

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated October 16, 2007, as amended (the “Goldstein Employment Agreement”), that expires on December 31, 2016.  Pursuant to the Goldstein Employment Agreement, effective July 1, 2014, Mr. Goldstein is entitled to receive an annual base salary of $575,000 (“Base Salary”).  Mr. Goldstein’s annual base salary had been $350,000 from January 1, 2004 through December 31, 2009, $375,000 from January 1, 2010 through December 31, 2011 and $450,000 from January 1, 2012 through June 30, 2014.  Effective July 1, 2014, Mr. Goldstein is entitled to receive an annual bonus equal to 6% of our consolidated income from operations before taxes, net of our consolidated net investment income and net realized gains on sales of investments.  Through June 30, 2014, Mr. Goldstein was entitled to receive an annual bonus of up to 6% of our consolidated net income.  In consideration of Mr. Goldstein entering into an amendment to his employment agreement in August 2014, we paid him a bonus in the amount of $62,500.    He is also entitled to increases in the Base Salary and other potential additional compensation as may be determined from time to time by the Board in its sole discretion.  A portion of the Base Salary amount payable to Mr. Goldstein is contractually shared with KICO and the bonus payable to him by us is subject to reduction on a dollar-for-dollar basis to the extent of any bonus paid to him by KICO.  Since August 2008, Mr. Goldstein has served as Chief Investment Officer of KICO.  Since January 2012, he has also served as President and Chief Executive Officer of KICO.  See “Termination of Employment and Change-in-Control Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price		Option Expiration Date
	Exercisable	Unexercisable

Barry B. Goldstein	120,000 62,500	- 137,500	(1)	$ $	2.50 6.73	03/24/15 08/12/19
Victor J. Brodsky	10,000	10,000	(2)		$5.09	08/29/18
Benjamin Walden	5,000	5,000	(3)		$6.60	12/16/18

(1) Such options are exercisable to the extent of 62,500 shares effective as of each of August 12, 2015 and 2016 and 12,500 shares effective as of August 12, 2017.  In addition, Mr. Goldstein holds an option for the purchase of 50,000 shares which is exercisable as of August 12, 2017 at an exercise price of $6.73 per share, subject to shareholder approval of our 2014 Equity Participation Plan.  The option expires on August 12, 2019.

(2) Such options are exercisable to the extent of 5,000 shares effective as of each of August 29, 2015 and 2016.

(3) Such options are exercisable to the extent of 2,500 shares effective as of each of December 16, 2015 and 2016.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the Goldstein Employment Agreement and as provided for in his prior employment agreement which expired on April 1, 2007, Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary in the event of the termination of his employment following a change of control of Kingstone Companies, Inc.  Under such circumstances, Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment is terminated by us without cause or he resigns with good reason (each as defined in the Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary and bonuses from us for the remainder of the term, and his outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment with KICO is terminated by KICO with or without cause, he would be entitled to receive a lump sum payment from KICO equal to six months base salary.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod	$41,625	-	-	$41,625

Jay M. Haft	$42,000	-	-	$42,000

David A. Lyons (1)	$27,750	-	-	$27,750

Jack D. Seibald	$44,000	-	-	$44,000

Floyd R. Tupper (2)	$22,231	-	-	$22,231

____________________

(1)  Mr. Lyons resigned as a director in June 2014.

(2)  Mr. Tupper was elected a director in June 2014.

Our non-employee directors are currently entitled to receive compensation for their services as directors as follows:

●	$32,000 per annum (including $5,000 per annum for service as a director of KICO)
●	an additional $6,000 per annum for committee chair (and $1,500 per annum for KICO committee chair)
●	$750 per Board meeting attended ($375 if telephonic)
●	$500 per committee meeting attended ($250 if telephonic)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 16, 2015 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	1,099,524 (1)(2)	14.8%

Michael R. Feinsod c/o Infinity Capital 200 South Service Road Roslyn, New York	463,775 (1)(3)	6.3%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	408,147 (1)(4)	5.6%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	170,275 (1)(5)	2.3%

Floyd R. Tupper 220 East 57th Street New York, New York	94,475 (1)(6)	1.3%

Victor J. Brodsky 15 Joys Lane Kingston, New York	21,408 (1)(7)	*

Benjamin Walden 11 Mill Pond Lane Centerport, New York	5,000 (1)(8)	*

Ronin Capital, LLC 350 N. Orleans Street, Suite 2N Chicago, Illinois	634,100 (9)	8.6%

Eidelman Virant Capital, Inc. 8000 Maryland Avenue, Suite 380 St. Louis, Missouri	492,227 (9)	6.7%

Wedbush Opportunity Capital, LLC Wedbush Opportunity Partners, LP 1000 Wilshire Boulevard Los Angeles, California	468,203 (9)(10)	6.4%

All executive officers and directors as a group (8 persons)	2,284,128 (1)(2)(3)(4)(5)(6)(7)(8)(11)	30.7%
____________________
*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or other information that is publicly available.

(2)
Includes (i) 35,000 shares held in retirement trusts for the benefit of Mr. Goldstein, (ii) 92,500 shares issuable upon the exercise of currently exercisable options and (iii) 144,161 shares owned by Mr. Goldstein’s wife.  The inclusion of the shares owned by Mr. Goldstein’s wife shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)
Includes 446,780 shares owned by Infinity Capital Partners, L.P. (“Partners”).  Each of (i) Infinity Capital, LLC (“Capital”), as the general partner of Partners, (ii) Infinity Management, LLC (“Management”), as the Investment Manager of Partners, and (iii) Michael Feinsod, as the Managing Member of Capital and Management, the General Partner and Investment Manager, respectively, of Partners, may be deemed to be the beneficial owners of the shares held by Partners.  Pursuant to Schedule 13D, as amended, filed under the Exchange Act, by Partners, Capital, Management and Mr. Feinsod, each has sole voting and dispositive power over the shares.  Also includes 10,000 shares held in a retirement trust for the benefit of Mr. Feinsod.

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

(6)
Includes (i) 26,592 shares held in a retirement trust for the benefit of Mr. Tupper and (ii) 43,200 shares owned by Mr. Tupper’s wife or a retirement trust for her benefit.  The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trust for her benefit shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(7)	Includes 10,000 shares issuable upon the exercise of currently exercisable options.

(8)	Represents shares issuable upon the exercise of currently exercisable options.

(9)	Based upon Schedule 13G, as amended, filed under the Exchange Act.

(10)
Pursuant to Schedule 13G: (i) Wedbush Opportunity Partners, L.P. (the “Fund”) and Wedbush Opportunity Capital, LLC (the “General Partner”), as the general partner of the Fund, each have sole voting and dispositive power over the 468,203 shares; (ii) the 468,203 shares are held directly by the Fund for the benefit of the Fund’s investors; (iii) the 468,203 shares may be deemed to be indirectly beneficially owned by the General Partner, as the general partner of the Fund, and Jeremy Q. Zhu, as a Managing Director of the General Partner and lead member of the General Partner’s investment team that manages the Fund’s portfolio; and (iv) the General Partner and Jeremy Zhu disclaim beneficial ownership of the shares owned by the Fund, except to the extent of any pecuniary interest therein.

(11)	Includes 5,000 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	421,250	$5.16	1,135
Equity compensation plans not approved by security holders	______ 50,000	$6.73	_____ 650,000
Total	471,250		651,135

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Michael R. Feinsod, Jay M. Haft, Jack D. Seibald and Floyd R. Tupper.  Each of Messrs. Feinsod, Haft, Seibald and Tupper is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Feinsod, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Messrs. Haft, Feinsod, Seibald and Tupper, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Feinsod, Haft and Tupper, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2014 and 2013.

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees(1)	$192,318	$254,128
Audit-Related Fees(2)	$-	$1,660
Tax Fees(3)	$43,085	$40,359
All Other Fees(4)	$-	$-
	$235,403	$296,147
____________________

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Form S-1 (and the related prospectus), Form S-8 and services provided in connection with other statutory or regulatory filings.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)
Tax Fees consist of fees billed by our independent auditors for professional services related to preparation of our U.S. federal and state income tax returns, representation for the examination of our 2011 and 2012 federal tax returns, and tax advice.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (1)

3(b)	By-laws, as amended (2)

10(a)	2005 Equity Participation Plan

10(b)	2014 Equity Participation Plan (3)

10(c)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (4)

10(d)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (5)

10(e)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (6)

10(f)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (7)

10(g)	Amendment No. 4, dated as of April 16, 2012, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (8)

10(h)	Amendment No. 5, dated as of August 12, 2014, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (3)

10(i)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (7)

10(j)	Amendment No. 1, dated as of May 14, 2012, to Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein (9)

10(k)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (10)

10(l)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (10)

10(m)	Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (10)

10(n)	Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (11)

10(o)	Amendment No. 4, dated as of October 14, 2013, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (12)

10(p)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2005 Equity Participation Plan) (3)

10(q)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2014 Equity Participation Plan) (3)

14(a)	Code of Ethics

14(b)	Officer and Director Trading Restrictions Policy

21	Subsidiaries (9)

23	Consent of Marcum LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.
____________________

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 12, 2014 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 16, 2012 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 15, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 25, 2015	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 25, 2015
Barry B. Goldstein

/s/ Victor J. Brodsky	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2015
Victor J. Brodsky

/s/ Michael R. Feinsod	Director and Secretary	March 25, 2015
Michael R. Feinsod

/s/ Jay M. Haft	Director	March 25, 2015
Jay M. Haft

/s/ Floyd R. Tupper	Director	March 25, 2015
Floyd R. Tupper

/s/ Jack D. Seibald	Director	March 25, 2015
Jack D. Seibald

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Kingstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 25, 2015

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2014	2013

Assets

Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,395,054 at December 31, 2014 and $2,425,261 at December 31, 2013)	$5,128,735	$2,399,482
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $50,083,441 at December 31, 2014 and $28,079,902 at December 31, 2013)	51,120,859	28,436,022
Equity securities, available-for-sale, at fair value (cost of $7,621,309 at December 31, 2014 and $6,690,338 at December 31, 2013)	8,017,729	6,796,673
Total investments	64,267,323	37,632,177
Cash and cash equivalents	9,906,878	19,922,506
Premiums receivable, net of provision for uncollectible amounts	8,946,899	7,590,074
Receivables - reinsurance contracts	1,301,549	974,989
Reinsurance receivables, net of provision for uncollectible amounts	35,575,276	37,560,825
Deferred policy acquisition costs	8,985,981	6,860,263
Intangible assets, net	2,233,530	2,709,244
Property and equipment, net of accumulated depreciation	2,448,042	2,038,755
Other assets	1,330,944	1,494,989
Total assets	$134,996,422	$116,783,822

Liabilities
Loss and loss adjustment expense reserves	$39,912,683	$34,503,229
Unearned premiums	40,458,041	32,335,614
Advance premiums	1,006,582	776,099
Reinsurance balances payable	2,096,363	2,566,729
Deferred ceding commission revenue	5,956,540	6,984,166
Accounts payable, accrued expenses and other liabilities	3,928,137	3,215,487
Deferred income taxes	1,137,180	693,087
Total liabilities	94,495,526	81,074,411

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,235,095 shares at December 31, 2014 and 8,186,031 shares at December 31, 2013; outstanding 7,308,757 shares at December 31, 2014 and 7,266,573 shares at December 31, 2013	82,351	81,860
Capital in excess of par	32,873,383	32,692,568
Accumulated other comprehensive income	946,332	305,219
Retained earnings	8,203,003	4,187,209
	42,105,069	37,266,856
Treasury stock, at cost, 926,338 shares at December 31, 2014 and 919,458 shares at December 31, 2013	(1,604,173)	(1,557,445)
Total stockholders' equity	40,500,896	35,709,411

Total liabilities and stockholders' equity	$134,996,422	$116,783,822

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended December 31,	2014	2013

Revenues
Net premiums earned	$32,628,484	$22,225,167
Ceding commission revenue	13,910,111	11,673,103
Net investment income	1,799,768	1,170,051
Net realized gains on sales of investments	707,027	575,792
Other income	1,006,102	922,072
Total revenues	50,051,492	36,566,185

Expenses
Loss and loss adjustment expenses	17,032,188	13,586,533
Commission expense	12,125,328	9,362,793
Other underwriting expenses	10,656,265	9,018,685
Other operating expenses	1,487,345	1,099,370
Depreciation and amortization	874,907	646,483
Interest expense	-	75,734
Total expenses	42,176,033	33,789,598

Income from operations before taxes	7,875,459	2,776,587
Income tax expense	2,547,040	764,269
Net income	5,328,419	2,012,318

Other comprehensive income (loss), net of tax

Gross change in unrealized gains (losses) on available-for-sale-securities	1,678,410	(1,664,443)

Reclassification adjustment for gains included in net income	(707,027)	575,792
Net change in unrealized unrealized gains (losses)	971,383	(1,088,651)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(330,270)	370,141
Other comprehensive income (loss), net of tax	641,113	(718,510)

Comprehensive income	$5,969,532	$1,293,808

Earnings per common share:
Basic	$0.73	$0.51
Diluted	$0.72	$0.50

Weighted average common shares outstanding
Basic	7,287,657	3,975,115
Diluted	7,356,962	4,059,724

Dividends declared and paid per common share	$0.18	$0.16

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years ended ended December 31, 2014 and 2013
						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2013	-	$-	4,730,357	$47,304	$13,851,036	$1,023,729	$2,787,292	889,458	$(1,427,545)	$16,281,816
Proceeds from public offering, net of offering costs of $1,723,121	-	-	3,450,000	34,500	18,769,879	-	-	-	-	18,804,379
Stock-based compensation	-	-	-	-	59,959	-	-	-	-	59,959
Exercise of stock options	-	-	5,674	56	11,694	-	-	-	-	11,750
Acquisition of treasury stock	-	-	-	-	-	-	-	30,000	(129,900)	(129,900)
Dividends	-	-	-	-	-	-	(612,401)	-	-	(612,401)
Net income	-	-	-	-	-	-	2,012,318	-	-	2,012,318
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	(718,510)	-	-	-	(718,510)
Balance, December 31, 2013	-	-	8,186,031	81,860	32,692,568	305,219	4,187,209	919,458	(1,557,445)	35,709,411
Stock-based compensation	-	-	-	-	171,876	-	-	-	-	171,876
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(17,165)	(172)	(133,246)	-	-	-	-	(133,418)
Excess tax benefit from exercise of stock options	-	-	-	-	136,971	-	-	-	-	136,971
Exercise of stock options	-	-	66,229	663	5,214	-	-	-	-	5,877
Acquisition of treasury stock	-	-	-	-	-	-	-	6,880	(46,728)	(46,728)
Dividends	-	-	-	-	-	-	(1,312,625)	-	-	(1,312,625)
Net income	-	-	-	-	-	-	5,328,419	-	-	5,328,419
Change in unrealized gains on available- for-sale securities, net of tax	-	-	-	-	-	641,113	-	-	-	641,113
Balance, December 31, 2014	-	$-	8,235,095	$82,351	$32,873,383	$946,332	$8,203,003	926,338	$(1,604,173)	$40,500,896

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31,	2014	2013

Cash flows provided by operating activities:
Net income	$5,328,419	$2,012,318
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized gains on sale of investments	(707,027)	(575,792)
Depreciation and amortization	874,907	646,483
Amortization of bond premium, net	260,996	203,851
Stock-based compensation	171,876	59,959
Excess tax benefit from exercise of stock options	(136,971)	-
Deferred income tax expense	113,823	(724,053)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,356,825)	176,751
Receivables - reinsurance contracts	(326,560)	(974,989)
Reinsurance receivables, net	1,985,549	1,341,957
Deferred policy acquisition costs	(2,125,718)	(1,290,385)
Other assets	273,481	358,414
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	5,409,454	4,017,697
Unearned premiums	8,122,427	6,323,251
Advance premiums	230,483	165,227
Reinsurance balances payable	(470,366)	746,202
Advance payments from catastrophe reinsurers	-	(7,358,391)
Deferred ceding commission revenue	(1,027,626)	2,107,136
Accounts payable, accrued expenses and other liabilities	712,650	147,901
Net cash flows provided by operating activities	17,332,972	7,383,537

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	(2,715,540)	(1,791,702)
Purchase - fixed-maturity securities available-for-sale	(28,826,537)	(9,124,949)
Purchase - equity securities available-for-sale	(8,520,581)	(6,073,138)
Sale or maturity - fixed-maturity securities available-for-sale	6,823,015	5,850,770
Sale - equity securities available-for-sale	7,970,324	4,868,193
Recovery of loss from failed bank	51,587	-
Other investing activities	(780,945)	(307,045)
Net cash flows used in investing activities	(25,998,677)	(6,577,871)

Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock	-	18,804,379
Proceeds from line of credit	-	310,000
Principal payments on line of credit	-	(760,000)
Principal payments on notes payable (includes $378,000 to related parties)	-	(747,000)
Proceeds from exercise of stock options	5,877	11,750
Withholding taxes paid on net exercise of stock options	(133,418)	-
Excess tax benefit from exercise of stock options	136,971	-
Purchase of treasury stock	(46,728)	(129,900)
Dividends paid	(1,312,625)	(612,401)
Net cash flows (used in) provided by financing activities	(1,349,923)	16,876,828

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31,	2014	2013

(Decrease) increase in cash and cash equivalents	$(10,015,628)	$17,682,494
Cash and cash equivalents, beginning of period	19,922,506	2,240,012
Cash and cash equivalents, end of period	$9,906,878	$19,922,506

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,555,400	$2,174,000
Cash paid for interest	$-	$108,839

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$133,418	$-

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York and the Commonwealth of Pennsylvania; however, KICO writes substantially all of its business in New York. Kingstone, through its subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, receives fees for placing contracts with a third party licensed premium finance company (see Note 19 – Premium Finance Placement Fees).

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

Revenue Recognition

Net Premiums Earned

Insurance policies issued by the Company are short-duration contracts. Accordingly, premium revenues, net of premiums ceded to reinsurers, are recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premiums applicable to the unexpired portions of in-force insurance contracts at the end of each year.

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

Premium Finance Placement Fees

Premium finance placement fees are earned in the period when the contracts are placed with the third party premium finance company. Premium finance placement fees are included in “Other income” in the accompanying consolidated statements of income and comprehensive income (see Note 19 – Premium Finance Placement Fees).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Liability for Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for losses and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities. The Company recognizes recoveries from salvage and subrogation when received.

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

In preparing the consolidated financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2014 and 2013. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2014 and 2013. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and KICO’s ability to meet their regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

In accordance with this guidance, the Company has classified its fixed-maturity securities as either held-to- maturity or available-for-sale and its equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

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

Investment income is accrued to the date of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturities. Interest is recognized when earned, while dividends are recognized when declared. As of December 31, 2014 and 2013, due and accrued investment income was $644,061 and $414,210, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if management does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When management does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.  As of December 31, 2014 and 2013, none of the Company’s investments were deemed to be OTTI.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $127,000 and $145,000 as of December 31, 2014 and 2013, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $146,000 and $88,000 were written off for the years ended December 31, 2014 and 2013, respectively.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows GAAP guidance for intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Based on the results of the Company’s annual impairment testing, no impairment losses from intangible assets were recognized for the years ended December 31, 2014 and 2013.

Property and Equipment

Building and building improvements, furniture, computer equipment, and software are reported at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, computer software, automobile, furniture and other equipment is three years, and building and building improvements is 39 years.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. The Company follows the relevant provisions of GAAP concerning uncertainties in income taxes and through December 31, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments, and premium and reinsurance receivables. Investments are diversified through many industries and geographic regions based upon KICO’s Investment Committee’s guidelines, which employs different investment strategies. The Company believes that no significant concentration of credit risk exists with respect to investments. As of December 31, 2014 and 2013, the Company had cash deposits in excess of the FDIC secured limit of $250,000 per account at financial institutions of approximately $6,041,000 and $3,046,000, respectively. Cash equivalents are not insured by the FDIC.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

As of December 31, 2014 and 2013, the Company had deposits of cash equivalents as follows:

	December 31,	December 31,
	2014	2013

Collateralized bank repurchase agreement (1)	$1,130,154	$17,280,027
Money market fund	4,288,876	953,504
Total	$5,419,030	$18,233,531

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2014, the outstanding premiums receivable balance is generally diversified due to the number of insureds comprising the Company’s customer base, which is largely concentrated in the area of New York City and adjacent Long Island. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7 for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Direct premiums earned from lines of business that subject the Company to concentration risk for the years ended December 31, 2014 and 2013 are as follows:

	Years ended December 31,
	2014	2013
Personal Lines	73.3%	70.0%
Commercial Lines	15.3%	16.0%
Total premiums earned subject to concentration	88.6%	86.0%
Premiums earned not subject to concentration	11.4%	14.0%
Total premiums earned	100.0%	100.0%

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income are advertising costs approximating $71,000 and $55,000 for the years ended December 31, 2014 and 2013, respectively.

Stock-based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with guidance established by GAAP. Stock-based compensation expense in 2014 and 2013 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains/losses on available-for-sale securities.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is evaluating whether the adoption of ASU 2014-08 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated results of operations, financial position or cash flows.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of December 31, 2014 and December 31, 2013 are summarized as follows:

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	$382,298

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	655,120
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	1,037,418

Equity Securities:
Preferred stocks	3,172,632	19,180	(2,647)	(62,886)	3,126,280	(46,352)
Common stocks	4,448,677	444,950	-	(2,177)	4,891,449	442,772
Total equity securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	396,420

Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	$1,433,838

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2014 and 2013 is shown below:

	December 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$482,833	$487,507	$758,281	$768,954
One to five years	11,640,381	11,943,127	9,025,386	9,466,973
Five to ten years	32,283,921	32,865,231	14,070,003	14,114,271
More than 10 years	5,676,306	5,824,994	4,226,232	4,085,824
Total	$50,083,441	$51,120,859	$28,079,902	$28,436,022

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	$183,200

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	37,734

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	45,385

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	$266,319

	December 31, 2013
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,138	$46,915	$-	$-	$653,053	$46,915

Political subdivisions of States,
Territories and Possessions	208,697	-	(25,359)	-	183,338	(25,359)

Corporate and other bonds
Industrial and miscellaneous	1,584,647	4,223	-	-	1,588,870	4,223

Total	$2,399,482	$51,138	$(25,359)	$-	$2,425,261	$25,779

Held-to-maturity securities U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2014 and 2013 is shown below:

	December 31, 2014		December 31, 2013
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	3,522,927	3,563,401	1,793,344	1,772,208
More than 10 years	1,605,808	1,831,653	606,138	653,053
Total	$5,128,735	$5,395,054	$2,399,482	$2,425,261

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Year ended
	December 31,
	2014	2013

Income:
Fixed-maturity securities	$1,665,534	$1,018,857
Equity securities	483,175	390,818
Cash and cash equivalents	23,750	41
Other	(481)	16,507
Total	2,171,978	1,426,223
Expenses:
Investment expenses	372,210	256,172
Net investment income	$1,799,768	$1,170,051

Proceeds from the sale and maturity of fixed-maturity securities were $6,823,015 and $5,850,770 for the years ended December 31, 2014 and 2013, respectively.

Proceeds from the sale of equity securities were $7,970,324 and $4,868,193 for the years ended December 31, 2014 and 2013, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2014	2013

Fixed-maturity securities:
Gross realized gains	$323,455	$237,886
Gross realized losses	(48,729)	(73,910)
	274,726	163,976

Equity securities:
Gross realized gains	497,023	551,912
Gross realized losses	(116,309)	(140,096)
	380,714	411,816

Cash and short term investments (1)	51,587	-

Net realized gains	$707,027	$575,792

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

OTTI losses are recorded in the consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2014, there were 35 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2014 and 2013. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2014 and 2013 as follows:

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and otherbonds industrial and miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company’s investments are allocated among pricing input levels at December 31, 2014 and 2013 as follows:

	December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale

Political subdivisions of States, Territories and Possessions	$-	$14,244,439	$-	$14,244,439

Corporate and other bonds industrial and miscellaneous	29,257,850	7,618,570	-	36,876,420
Total fixed maturities	29,257,850	21,863,009	-	51,120,859
Equity investments	8,017,729	-	-	8,017,729
Total investments	$37,275,579	$21,863,009	$-	$59,138,588

	December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of States, Territories and Possessions	$-	$7,068,207	$-	$7,068,207

Corporate and other bonds industrial and miscellaneous	20,731,952	636,863	-	21,368,815
Total fixed maturities	20,731,952	7,705,070	-	28,437,022
Equity investments	6,796,673	-	-	6,796,673
Total investments	$27,528,625	$7,705,070	$-	$35,233,695

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

Real Estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securitied-held-to maturity	$5,128,735	$5,395,054	$2,399,482	$2,425,261
Cash and cash equivalents	$9,906,878	$9,906,878	$19,922,506	$19,922,506
Premiums receivable	$8,946,899	$8,946,899	$7,590,074	$7,590,074
Receivables - reinsurance contracts	$1,301,549	$1,301,549	$974,989	$974,989
Reinsurance receivables	$35,575,276	$35,575,276	$37,560,825	$37,560,825
Real estate, net of accumulated depreciation	$1,762,345	$1,816,122	$1,777,942	$1,816,122
Reinsurance balances payable	$2,096,363	$2,096,363	$2,566,729	$2,566,729

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. Insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is approximately 4.1 years as of December 31, 2014.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2014 and 2013 are summarized as follows:

		December 31, 2014			December 31, 2013
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	1,870,000	1,530,000	3,400,000	1,530,000	1,870,000
Other identifiable intangibles	7	950,000	746,470	203,530	950,000	610,756	339,244
Total		$4,850,000	$2,616,470	$2,233,530	$4,850,000	$2,140,756	$2,709,244

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31 to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2014 and 2013.

The Company recorded amortization expense related to intangibles of $475,714 for each of the years ended December 31, 2014 and 2013. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2015	$475,714
2016	407,816
2017	340,000
2018	340,000
2019	170,000
$1,733,530

Note 7 - Reinsurance

The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2014 for its Personal Lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. The Company’s quota share reinsurance treaty in effect for the year ended December 31, 2014 for its Commercial Lines business was covered under the July 1, 2013/June 30, 2014 treaty year. The Company did not renew its expiring Commercial Lines quota share reinsurance treaty on July 1, 2014.  The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2013 for both its Personal Lines business and Commercial Lines business were covered under the July 1, 2012/June 30, 2013 and July 1, 2013/June 30, 2014 treaty years. The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective July 1, 2014, the Company had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, the Company entered into new annual treaties with different terms effective July 1, 2014. The Company’s treaties for the July 1, 2012/June 30, 2013, July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Treaty Year
	July 1, 2014	July 1, 2013	July 1, 2012
	to	to	to
Line of Busines	June 30, 2015	June 30, 2014	June 30, 2013

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%	75%
Risk retained	$360,000	$300,000	$250,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000	$1,000,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000	$1,900,000
	in excess of	in excess of	in excess of
	$800,000	$1,200,000	$1,000,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000	$2,650,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015	June 30, 2013

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014	June 30, 2013

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%	40%
Risk retained	$400,000	$300,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000	$500,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000	$2,400,000
	in excess of	in excess of	in excess of
	$400,000	$400,000	$500,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000	$2,900,000

Commercial Auto:
Risk retained	$300,000	$300,000	$250,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,750,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$250,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$3,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000	$750,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000	$70,000,000

(1)	Plus losses in excess of catastrophe coverage.

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2014
Maiden Reinsurace Company	$7,946	$598	$8,544	$12,847	(1)
SCOR Reinsurance Company	2,843	194	3,037	-
Swiss Reinsurance America Corporation	3,652	359	4,011	-
Motors Insurance Corporation	931	8	939	500	(1)
Sirius American Insurance Company	908	22	930	-
Allied World Assurance Company	651	15	666	-
Others	1,319	273	1,592	110	(2)
Total	$18,250	$1,469	$19,719	$13,457

December 31, 2013
Maiden Reinsurace Company	$6,929	$732	$7,661	$13,868	(1)
SCOR Reinsurance Company	3,318	294	3,612	-
Swiss Reinsurance America Corporation	2,523	454	2,977	-
Motors Insurance Corporation	1,536	48	1,584	792	(1)
Sirius American Insurance Company	1,410	44	1,454	-
Allied World Assurance Company	665	39	704	-
Others	983	185	1,168	135	(2)
Total	$17,364	$1,796	$19,160	$14,795

 (1) Secured pursuant to collateralized trust agreements.
 (2) Guaranteed by an irrevocable letter of credit.

Assets held in the two trusts referred to in footnote (1) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2014 and 2013 include unearned ceded premiums of $15,856,387 and $18,400,338, respectively.

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

The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the year ended December 31, 2014 are attributable to contracts for the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaties”) and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”). The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the year ended December 31, 2013 are attributable to contracts for the July 1, 2012/June 30, 2013 treaty year (“2012/2013 Treaties”) and the 2013/2014 Treaties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Treaties in effect for the year ended December 31, 2014

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2014 through December 31, 2014, which are attributable to contracts for the 2014/2015 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. Accordingly, for the six month period ended December 31, 2014, the Company recorded contingent ceding commission earned with respect to the 2014/2015 Treaties.

The Company’s estimated ultimate Loss Ratios for the period January 1, 2014 through December 31, 2014 attributable to contracts for the 2013/2014 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned.  Accordingly, for the year ended December 31, 2014, the Company recorded contingent ceding commission earned with respect to the 2013/2014 Treaties.

Treaties in effect for year ended December 31, 2013

The Company’s estimated ultimate Loss Ratios for the period July 1, 2013 through December 31, 2013, which are attributable to contracts for the 2013/2014 Treaties, were lower than the contractual Loss Ratios at which the provisional ceding commissions were earned. Accordingly, for the six month period ended December 31, 2013, the Company’s recorded contingent ceding commission earned with respect to the 2013/2014 Treaties.

The Company’s estimated ultimate Loss Ratios for the period January 1, 2013 through December 31, 2013 attributable to contracts for the 2012/2013 Treaties were greater than the contractual Loss Ratios at which the provisional ceding commissions were earned. Accordingly, for the year ended December 31, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties.

In addition to the treaties that were in effect for years ended December 31, 2014 and 2013, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Years ended
	December 31,
	2014	2013

Provisional ceding commissions earned	$12,456,411	$11,007,342
Contingent ceding commissions earned	1,453,700	665,761
	$13,910,111	$11,673,103

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, for the year ended December 31, 2013, the Company recorded negative contingent ceding commissions earned with respect to the 2012/2013 Treaties, which resulted in ceding commissions payable to reinsurers. There was no net contingent ceding commissions payable to reinsurers as of December 31, 2014 and 2013.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Policy acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2014	2013

Net deferred policy acquisition costs net of ceding
commission revenue, beginning of year	$(123,903)	$692,848

Cost incurred and deferred:
Commissions and brokerage	13,612,109	10,500,068
Other underwriting and policy acquisition costs	4,426,614	3,193,910
Ceding commission revenue	(11,428,785)	(13,114,478)
Net deferred policy acquisition costs	6,609,938	579,500
Amortization	(3,456,594)	(1,396,251)
	3,153,344	(816,751)

Net deferred policy acquisition costs net of ceding
commission revenue, end of year	$3,029,441	$(123,903)

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2014 and 2013 follows:

	December 31,
	2014	2013

Deferred policy acquisition costs	$8,985,981	$6,860,263
Deferred ceding commission revenue	(5,956,540)	(6,984,166)
Balance at end of period	$3,029,441	$(123,903)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 9 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2014
Building	$1,887,347	$(253,624)	$1,633,723
Land	153,097	-	153,097
Furniture office equipment	366,392	(151,983)	214,409
Computer equipment and software	1,019,647	(570,955)	448,692
Automobile	81,394	(83,273)	(1,879)
Total	$3,507,877	$(1,059,835)	$2,448,042

December 31, 2013
Building	$1,760,435	$(195,363)	$1,565,072
Land	153,097	-	153,097
Furniture	170,505	(79,885)	90,620
Computer equipment and software	533,966	(307,382)	226,584
Automobile	81,394	(78,012)	3,382
Total	$2,699,397	$(660,642)	$2,038,755

Depreciation expense for the years ended December 31, 2014 and 2013 was $399,193 and $170,769, respectively.

Note 10 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2014
Premiums written	$76,255,426	$48,856	$(33,009,420)	$43,294,862
Change in unearned premiums	(8,119,029)	(3,398)	(2,543,951)	(10,666,378)
Premiums earned	$68,136,397	$45,458	$(35,553,371)	$32,628,484

Year ended December 31, 2013
Premiums written	$60,449,077	$45,746	$(35,656,060)	$24,838,763
Change in unearned premiums	(6,341,750)	18,499	3,709,655	(2,613,596)
Premiums earned	$54,107,327	$64,245	$(31,946,405)	$22,225,167

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2014 and 2013 was approximately $1,007,000 and $776,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2014 and 2013 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2014
Case-basis reserves	$24,064,175	$11,930,330
Loss adjustment expenses	5,663,856	1,920,437
IBNR reserves	10,184,652	4,398,759
Recoverable on unpaid losses		18,249,526
Recoverable on paid losses	-	1,469,363
Total loss and loss adjustment expenses	$39,912,683	19,718,889
Unearned premiums		15,856,387
Total reinsurance receivables		$35,575,276

December 31, 2013
Case-basis reserves	$22,489,240	$12,078,399
Loss adjustment expenses	4,200,675	1,226,763
IBNR reserves	7,813,314	4,058,813
Recoverable on unpaid losses		17,363,975
Recoverable on paid losses	-	1,796,512
Total loss and loss adjustment expenses	$34,503,229	19,160,487
Unearned premiums		18,400,338
Total reinsurance receivables		$37,560,825

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2014	2013

Balance at beginning of period	$34,503,229	$30,485,532
Less reinsurance recoverables	(17,363,975)	(18,419,694)
Net balance, beginning of period	17,139,254	12,065,838

Incurred related to:
Current year	15,268,426	11,765,420
Prior years	1,763,762	1,821,113
Total incurred	17,032,188	13,586,533

Paid related to:
Current year	6,351,920	3,709,495
Prior years	6,156,365	4,803,622
Total paid	12,508,285	8,513,117

Net balance at end of period	21,663,157	17,139,254
Add reinsurance recoverables	18,249,526	17,363,975
Balance at end of period	$39,912,683	$34,503,229

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $14,878,551 and $17,167,407 for the years ended December 31, 2014 and 2013, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Loss and LAE reserves

The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for reported claims (“case reserve”) is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident years 2011 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date.

 Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it will no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it will no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 730 and 1,161 commercial auto policies in force as of December 31, 2014 and 2013, respectively.

Note 11 – Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at December 31, 2014.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The line of credit is used for general corporate purposes.

There were no outstanding balances under the bank line of credit as of December 31, 2014 and 2013. The weighted average interest rate on the amount outstanding during the years ended December 31, 2014 and 2013 was 0% and 3.75%, respectively. There are no other fees in connection with this credit line. Interest expense on the line of credit for the years ended December 31, 2014 and 2013 was approximately $-0- and $7,000, respectively.

Note 12 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $1,312,625 and $612,401 for the years ended December 31, 2014 and 2013, respectively. The Company’s Board of Directors approved a quarterly dividend on February 6, 2015 of $.05 per share payable in cash on March 13, 2015 to stockholders of record as of February 27, 2015 (see Note 20).

Preferred Stock

On August 13, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Preferred Stock from 1,000,000 to 2,500,000. The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of December 31, 2014 and 2013.

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company used the net proceeds of the offering to contribute capital to its insurance subsidiary, KICO, to support growth, including possible product expansion, and to repay indebtedness. A registration statement relating to these securities was filed with the SEC and became effective on December 9, 2013.

Other Equity Compensation

For the years ended December 31, 2014 and 2013, there was no other equity compensation.

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

The results of operations for the years ended December 31, 2014 and 2013 include stock-based stock option compensation expense totaling approximately $172,000 and $60,000, respectively. Stock-based compensation expense related to stock options for the years ended December 31, 2014 and 2013 is net of estimated forfeitures of 20% and 21%, respectively. Such amounts have been included in the consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2014 and 2013 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the years ended December 31, 2014 and 2013 were $1.60 and $1.43 per share respectively. The fair value of options at the grant date was estimated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for grants during the years ended December 31, 2014 and 2013:

	Years ended
	December 31,
	2014	2013
Dividend Yield	2.97%	2.42% - 3.14%
Volatility	40.53%	45.73% - 46.71%
Risk-Free Interest Rate	0.92%	0.61% - 0.79%
Expected Life	3.25 years	3.25 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

A summary of option activity under the Company’s 2005 Plan for the year ended December 31, 2014 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	321,365	$3.36	2.26	$1,257,936

Granted (1)	200,000	$6.73	-	$284,000
Exercised	(100,115)	$2.49	-	$466,816
Forfeited	-	$-	-	$-

Outstanding at December 31, 2014 (1)	421,250	$5.16	3.13	$1,258,013

Vested and Exercisable at December 31, 2014	232,500	$4.22	2.15	$912,913

(1)	On August 12, 2014, an additional 50,000 options were granted under the 2014 Plan, which is subject to shareholder approval.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.15 closing price of the Company’s Common Stock on December 31, 2014. The total intrinsic value of options exercised in year ended December 31, 2014 was $466,816, determined as of the date of exercise.

Participants in the 2014 Plan and 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $5,877 from the exercise of options for the purchase of 2,500 shares of Common Stock in the year ended December 31, 2014. The remaining 97,615 options exercised in 2014 were Net Exercises. The Company received cash proceeds of $11,750 from the exercise of options for the purchase of 5,000 shares of Common Stock in the year ended December 31, 2013. The remaining 1,250 options exercised in 2013 were Net Exercises.

As of December 31, 2014 and 2013, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $156,000 and $71,000, respectively. Unamortized compensation cost as of December 31, 2014 is expected to be recognized over a remaining weighted-average vesting period of 1.08 years.

As of December 31, 2014, there were 1,135 shares reserved under the 2005 Plan and 650,000 shares reserved under the 2014 Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 13 - Statutory Financial Information and Accounting Policies

For regulatory purposes, KICO prepares its statutory basis financial statements in accordance with Statements of Statutory Accounting Principles (“statutory basis” or “SAP”) as promulgated by the National Association of Insurance Commissioners (the “NAIC”) and the prescribed or permitted practices of the New York State Department of Financial Services (the “DFS”). The more significant SAP variances from GAAP are as follows:

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

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 12 quarters. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2014 and 2013, KICO paid dividends of $1,500,000 and $700,000, respectively. On February 26, 2015, KICO’s Board of Directors approved a cash dividend of $400,000 to Kingstone, which was paid on February 28, 2015. For the years ended December 31, 2014 and 2013, KICO had statutory basis net income of $3,617,139 and $3,057,740, respectively. At December 31, 2014 and 2013, KICO had reported statutory basis surplus as regards policyholders of $34,425,381 and $31,829,876, respectively, as filed with the DFS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2014 and 2013.

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2014	2013

Current federal income tax expense	$2,418,621	$1,473,370
Current state income tax expense	14,596	14,952
Deferred federal and state income tax expense (benefit)	113,823	(724,053)
Provision for income taxes	$2,547,040	$764,269

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

Years ended December 31,	2014		2013
Computed expected tax expense	$2,677,656	34.0%	$944,040	34.0%
State taxes, net of Federal benefit	(99,356)	(1.3)	(48,411)	(1.8)
State valuation allowance	139,137	1.8	85,821	3.1
Permanent differences
Dividends received deduction	(114,996)	(1.5)	(91,163)	(3.3)
Non-taxable investment income	(92,283)	(1.2)	(43,905)	(1.5)
Other permanent differences	86,193	1.1	25,709	0.9
Prior year tax matters	(53,556)	(0.7)	(52,145)	(1.9)
Other	4,245	0.1	(55,677)	(2.0)
Total tax	$2,547,040	32.3%	$764,269	27.5%

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

	December 31,	December 31,
	2014	2013

Deferred tax asset:
Net operating loss carryovers (1)	$211,550	$246,476
Claims reserve discount	562,941	445,384
Unearned premium	1,741,360	1,000,372
Deferred ceding commission revenue	2,025,224	2,374,616
Other	88,148	17,087
Total deferred tax assets	4,629,223	4,083,935

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,055,234	2,332,489
Intangibles	759,400	921,143
Depreciation and amortization	291,689	197,223
Net unrealized appreciation of securities - available for sale	491,080	157,167
Total deferred tax liabilities	5,766,403	4,777,022

Net deferred income tax liability	$(1,137,180)	$(693,087)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2014	2013	Expiration
State only (A)	$567,188	$459,989	December 31, 2034
Valuation allowance	(372,638)	(240,713)
State only, net of valuation allowance	194,550	219,276
Amount subject to Annual Limitation, federal only (B)	17,000	27,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$211,550	$246,476

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

(A) Kingstone generates operating losses for state purposes and has prior year net operating loss carryovers available. The state net operating loss carryover as of December 31, 2014 and December 31, 2013 was approximately $6,834,000 and $5,416,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state net operating loss carryovers over their remaining lives, which expire between 2027 and 2034.

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

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2014:

Change in net deferred income tax liabilities	$444,093
Deferred tax expense allocated to other comprehensive income	330,270
Deferred income tax provision	$113,823

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2014 and 2013. If any had been recognized these would be reported in income tax expense.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

IRS Tax Audit

The tax returns for years ended December 31, 2011 through 2013 are subject to examination, generally for three years after filing.

In March 2014, the Company received a notice that its federal income tax returns for the years ended December 31, 2011 and 2012 were selected for examination by the Internal Revenue Service. On March 31, 2014, the Company was notified that the examination was cancelled.

Note 16 - Employee Benefit Plans

KICO maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $367,000 and $270,000 of expense for the years ended December 31, 2014 and 2013, respectively, related to the 401(k) Plan. For the years ended December 31, 2014 and 2013, Additional Contributions totaled approximately $229,000 and $156,000, respectively.

Note 17 - Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a lawsuit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect on the financial statements.

State Insurance Regulation

In the aftermath of Superstorm Sandy, the DFS adopted various regulations that affect insurance companies that operate in the state of New York.  Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the DFS commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims.  The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives.  KICO received a letter from the DFS seeking information and data with regard to the foregoing. KICO has cooperated with the DFS in connection with its investigation. On March 14, 2013, KICO supplied requested information and met with the DFS on May 23, 2013. KICO has not received a response from the DFS since its meeting on May 23, 2013 and believes that such matter will not have any effect on the Company’s financial position or results of operations.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Employment Agreements

Chief Executive Officer (Kingstone)

Effective August 12, 2014, the Company entered into an amendment to its employment agreement with Barry Goldstein, its President, Chairman of the Board and Chief Executive Officer (as amended, the “Goldstein Employment Agreement”), pursuant to which the term of the employment agreement was extended from December 31, 2014 to December 31, 2016 and, effective July 1, 2014 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $575,000 and his bonus was revised to equal 6% of the Company’s consolidated income from operations before taxes, net of the Company’s consolidated net investment income and net realized gains on sales of investments.  In addition, in consideration of Mr. Goldstein entering into the amendment, the Company paid him a bonus in the amount of $62,500.

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

Pursuant to the Goldstein Employment Agreement, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, Mr. Goldstein would be entitled to a payout equal to one and one-half times his then annual salary. In the event of termination of Mr. Goldstein’s employment by the Company without cause or he resigns with good reason (as each term is defined in the Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary and bonuses from the Company for the remainder of the term, and his outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.  In addition, in the event Mr. Goldstein’s employment with KICO is terminated by KICO with or without cause, he would be entitled to receive a lump sum payment from KICO equal to six months base salary.

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
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Note 18 - Earnings Per Common Share

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2014 and 2013, the inclusion of   63,356 and 27,094 options in the computation of diluted earnings per share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013 follows:

	Year ended
	December 31,
	2014	2013

Weighted average number of shares outstanding	7,287,657	3,975,115
Effect of dilutive securities, common share equivalents	69,305	84,609

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,356,962	4,059,724

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 19 – Premium Finance Placement Fees

The Company’s wholly owned subsidiary, Payments Inc. (“Payments”), is licensed as a premium finance agency in the state of New York.  Prior to February 1, 2008, Payments provided premium financing in connection with the obtaining of insurance policies. Effective February 1, 2008, Payments sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio (the “Purchaser”) agreed that, during the five year period ended February 1, 2013 (which period was extended to February 1, 2015), it will purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York (the “Agreement”). In connection with such purchases, Payments will be entitled to receive a fee generally equal to a percentage of the amount financed.

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

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the consolidated statements of net income and comprehensive income are as follows:

	For the Year Ended
	December 31,
	2014	2013

Placement fee revenue	$229,738	$302,078
Direct expenses	62,610	63,949
Net income before taxes from placement fees	$167,128	$238,129

Note 20 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2014 through the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 6, 2015, the Company’s Board of Directors approved a dividend of $.05 per share, or $365,505, payable in cash on March 13, 2015 to stockholders of record as of February 27, 2015.

Commercial Auto Line of Business

The Company had previously decided effective October 1, 2014, that it will no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it will no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015.

Note 21 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$5,926,311	$6,429,373	$9,895,000	$10,377,800	$32,628,484
Ceding commission revenue	3,381,283	3,706,049	3,278,319	3,544,460	13,910,111
Net investment income	378,788	451,915	463,513	505,552	1,799,768
Net realized gain on sale of investments	188,348	134,602	115,176	268,901	707,027
Total revenues	10,102,287	10,972,847	14,015,734	14,960,624	50,051,492
Loss and loss adjustment expenses	4,324,954	3,007,939	4,538,167	5,161,128	17,032,188
Commission expense and other underwriting expenses	4,864,257	5,432,867	5,951,772	6,532,697	22,781,593
Net income	327,133	1,354,502	1,883,681	1,763,103	5,328,419
Basic earnings per share	$0.05	$0.19	$0.26	$0.24	$0.73
Diluted earnings per share	$0.04	$0.18	$0.26	$0.24	$0.72

	2013
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$4,623,215	$4,676,282	$6,125,584	$6,800,086	$22,225,167
Ceding commission revenue	2,293,711	2,334,431	3,611,544	3,433,417	11,673,103
Net investment income	283,287	275,031	294,348	317,385	1,170,051
Net realized gain on sale of investments	105,125	249,893	94,456	126,318	575,792
Total revenues	7,519,328	7,779,462	10,339,137	10,928,258	36,566,185
Loss and loss adjustment expenses	2,469,641	3,241,797	2,439,132	5,435,963	13,586,533
Commission expense and other underwriting expenses	4,329,165	4,010,695	5,174,791	4,866,827	18,381,478
Net income	191,008	68,101	1,662,224	90,985	2,012,318
Basic earnings per share	$0.05	$0.02	$0.44	$0.02	$0.51
Diluted earnings per share	$0.05	$0.02	$0.43	$0.02	$0.50

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.