Form 10-Q
period 2015-03-31
KINGSTONE COMPANIES, INC.
filed 2015-05-13
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 12, 2015, there were 7,341,664 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 —	Controls and Procedures	53

PART II — OTHER INFORMATION		54
Item 1 —	Legal Proceedings	54
Item 1A —	Risk Factors	54
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3 —	Defaults Upon Senior Securities	54
Item 4 —	Mine Safety Disclosures	54
Item 5 —	Other Information	54
Item 6 —	Exhibits	54
Signatures		55
EXHIBIT 3(a) EXHIBIT 3(b) EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
EXHIBIT 101.INS XBRL Instance Document
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 under “Factors That May Affect Future Results and Financial Condition.”

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,465,196 at March 31, 2015 and $5,395,054 at December 31, 2014)	$5,132,238	$5,128,735
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$52,564,513 at March 31, 2015 and $50,083,441 at December 31, 2014)	54,301,176	51,120,859
Equity securities, available-for-sale, at fair value (cost of $8,766,866
at March 31, 2015 and $7,621,309 at December 31, 2014)	9,237,109	8,017,729
Total investments	68,670,523	64,267,323
Cash and cash equivalents	6,283,655	9,906,878
Premiums receivable, net of provision for uncollectible amounts	9,428,166	8,946,899
Receivables - reinsurance contracts	1,436,205	1,301,549
Reinsurance receivables, net of provision for uncollectible amounts	36,551,604	35,575,276
Deferred policy acquisition costs	9,035,966	8,985,981
Intangible assets, net	2,114,601	2,233,530
Property and equipment, net of accumulated depreciation	2,497,138	2,448,042
Other assets	1,371,410	1,330,944
Total assets	$137,389,268	$134,996,422

Liabilities
Loss and loss adjustment expense reserves	$42,151,264	$39,912,683
Unearned premiums	40,926,461	40,458,041
Advance premiums	1,414,096	1,006,582
Reinsurance balances payable	2,018,556	2,096,363
Deferred ceding commission revenue	5,902,562	5,956,540
Accounts payable, accrued expenses and other liabilities	2,670,444	3,928,137
Deferred income taxes	1,390,167	1,137,180
Total liabilities	96,473,550	94,495,526

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,286,452 shares at March 31, 2015 and 8,235,095 shares at December 31, 2014; outstanding
7,343,775 shares at March 31, 2015 and 7,308,757 shares at December 31, 2014	82,865	82,351
Capital in excess of par	32,889,235	32,873,383
Accumulated other comprehensive income	1,456,557	946,332
Retained earnings	8,219,997	8,203,003
	42,648,654	42,105,069
Treasury stock, at cost, 942,677 shares at March 31, 2015 and 926,338 shares
at December 31, 2014	(1,732,936)	(1,604,173)
Total stockholders' equity	40,915,718	40,500,896

Total liabilities and stockholders' equity	$137,389,268	$134,996,422

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three months ended March 31,	2015	2014

Revenues
Net premiums earned	$10,385,799	$5,926,311
Ceding commission revenue	3,089,404	3,381,283
Net investment income	574,656	378,788
Net realized (losses) gains on sales of investments	(67,494)	188,348
Other income	631,191	227,557
Total revenues	14,613,556	10,102,287

Expenses
Loss and loss adjustment expenses	7,063,217	4,324,954
Commission expense	3,412,327	2,582,508
Other underwriting expenses	2,999,155	2,281,749
Other operating expenses	328,498	250,035
Depreciation and amortization	235,662	183,120
Total expenses	14,038,859	9,622,366

Income from operations before taxes	574,697	479,921
Income tax expense	192,198	152,788
Net income	382,499	327,133

Other comprehensive income, net of tax
Gross change in unrealized gains
on available-for-sale-securities	705,574	868,744

Reclassification adjustment for losses (gains)
included in net income	67,494	(188,348)
Net change in unrealized gains	773,068	680,396
Income tax expense related to items
of other comprehensive income	(262,843)	(231,335)
Other comprehensive income, net of tax	510,225	449,061

Comprehensive income	$892,724	$776,194

Earnings per common share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.04

Weighted average common shares outstanding
Basic	7,318,271	7,266,573
Diluted	7,344,563	7,372,149

Dividends declared and paid per common share	$0.05	$0.04

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2015 (unaudited)

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2015	-	$-	8,235,095	$82,351	$32,873,383	$946,332	$8,203,003	926,338	$(1,604,173)	$40,500,896
Stock-based compensation	-	-	-	-	38,892	-	-	-	-	38,892
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(30,755)	(308)	(243,354)	-	-	-	-	(243,662)
Excess tax benefit from exercise
of stock options	-	-	-	-	221,136	-	-	-	-	221,136
Exercise of stock options	-	-	82,112	822	(822)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	16,339	(128,763)	(128,763)
Dividends	-	-	-	-	-	-	(365,505)	-	-	(365,505)
Net income	-	-	-	-	-	-	382,499	-	-	382,499
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	510,225	-	-	-	510,225
Balance, March 31, 2015	-	$-	8,286,452	$82,865	$32,889,235	$1,456,557	$8,219,997	942,677	$(1,732,936)	$40,915,718

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2015	2014

Cash flows provided by operating activities:
Net income	$382,499	$327,133
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses (gains) on sale of investments	67,494	(188,348)
Depreciation and amortization	235,662	183,120
Amortization of bond premium, net	80,220	82,997
Stock-based compensation	38,892	13,391
Excess tax benefit from exercise of stock options	(221,136)	-
Deferred income tax expense	(9,856)	(56,141)
(Increase) decrease in operating assets:
Premiums receivable, net	(481,267)	(512,538)
Receivables - reinsurance contracts	(134,656)	116,422
Reinsurance receivables, net	(976,328)	(5,970,503)
Deferred policy acquisition costs	(49,985)	(333,038)
Other assets	177,501	46,785
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	2,238,581	5,540,025
Unearned premiums	468,420	1,130,874
Advance premiums	407,514	389,772
Reinsurance balances payable	(77,807)	415,493
Deferred ceding commission revenue	(53,978)	133,476
Accounts payable, accrued expenses and other liabilities	(1,257,693)	(914,292)
Net cash flows provided by operating activities	834,077	404,628

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(1,566,354)
Purchase - fixed-maturity securities available-for-sale	(3,349,181)	(10,396,843)
Purchase - equity securities available-for-sale	(1,145,558)	(2,662,152)
Sale or maturity - fixed-maturity securities available-for-sale	716,892	2,176,834
Sale - equity securities available-for-sale	-	1,287,326
Other investing activities	(162,659)	(312,215)
Net cash flows used in investing activities	(3,940,506)	(11,473,404)

Cash flows used in financing activities:
Withholding taxes paid on net exercise of stock options	(243,662)	-
Excess tax benefit from exercise of stock options	221,136	-
Purchase of treasury stock	(128,763)	-
Dividends paid	(365,505)	(290,664)
Net cash flows used in financing activities	(516,794)	(290,664)

Decrease in cash and cash equivalents	$(3,623,223)	$(11,359,440)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$6,283,655	$8,563,066

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$300,500	$400

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$243,662	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York and the Commonwealth of Pennsylvania; however, KICO writes substantially all of its business in New York.  Though March 31, 2015, Kingstone, through its wholly owned subsidiary, Payments, Inc., a licensed premium finance company in the State of New York, received fees for placing contracts with a third party licensed premium finance company (see Note 12 – Premium Finance Placement Fees).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 25, 2015. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015.

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

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The Company adopted this guidance on January 1, 2015 and it did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,823,312	$511,766	$(4,373)	$(5,216)	$14,325,489	$502,177

Corporate and other bonds
Industrial and miscellaneous	35,933,004	1,262,502	(56,447)	(6,664)	37,132,395	1,199,391

Residential mortgage backed
securities	2,808,197	36,707	(1,612)	-	2,843,292	35,095
Total fixed-maturity securities	52,564,513	1,810,975	(62,432)	(11,880)	54,301,176	1,736,663

Equity Securities:
Preferred stocks	3,410,290	57,567	(72)	(16,931)	3,450,854	40,564
Common stocks	5,356,576	437,021	(7,342)	-	5,786,255	429,679
Total equity securities	8,766,866	494,588	(7,414)	(16,931)	9,237,109	470,243

Total	$61,331,379	$2,305,563	$(69,846)	$(28,811)	$63,538,285	$2,206,906

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	$382,298

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	655,120
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	1,037,418

Equity Securities:
Preferred stocks	3,172,632	19,180	(2,647)	(62,886)	3,126,280	(46,352)
Common stocks	4,448,677	444,950	-	(2,177)	4,891,449	442,772
Total equity securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	396,420

Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	$1,433,838

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2015 and December 31, 2014 is shown below:

	March 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$357,260	$361,005	$482,833	$487,507
One to five years	14,056,049	14,579,816	11,640,381	11,943,127
Five to ten years	30,450,200	31,434,892	32,283,921	32,865,231
More than 10 years	4,892,807	5,082,171	5,676,306	5,824,994
Residential mortgage backed securities	2,808,197	2,843,292	-	-
Total	$52,564,513	$54,301,176	$50,083,441	$51,120,859

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,362	$205,656	$-	$-	$812,018	$205,656

Political subdivisions of States,
Territories and Possessions	1,414,362	61,683	-	(26,250)	1,449,795	35,433

Corporate and other bonds
Industrial and miscellaneous	3,111,514	142,142	(50,273)	-	3,203,383	91,869

Total	$5,132,238	$409,481	$(50,273)	$(26,250)	$5,465,196	$332,958

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	$183,200

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	37,734

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	45,385

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	$266,319

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2015 and December 31, 2014 is shown below:

	March 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	505,380	-	-
Five to ten years	3,530,867	3,624,128	3,522,927	3,563,401
More than 10 years	1,101,371	1,335,688	1,605,808	1,831,653
Total	$5,132,238	$5,465,196	$5,128,735	$5,395,054

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2015	2014

Income:
Fixed-maturity securities	$510,955	$342,918
Equity securities	122,569	114,513
Cash and cash equivalents	94	20,619
Total	633,618	478,050
Expenses:
Investment expenses	58,962	99,262
Net investment income	$574,656	$378,788

Proceeds from the sale and maturity of fixed-maturity securities were $716,892 and $2,176,834 for the three months ended March 31, 2015 and 2014, respectively.

Proceeds from the sale of equity securities were $-0- and $1,287,326 for the three months ended March 31, 2015 and 2014, respectively.

The Company’s net realized (losses) gains on investments are summarized as follows:

	Three months ended
	March 31,
	2015	2014

Fixed-maturity securities:
Gross realized gains	$-	$89,256
Gross realized losses	(67,494)	(26,399)
	(67,494)	62,857

Equity securities:
Gross realized gains	-	136,059
Gross realized losses	-	(10,568)
	-	125,491

Net realized (losses) gains	$(67,494)	$188,348

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2015, there were 24 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity securities and equity securities for the three months ended March 31, 2015 and 2014. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$548,802	$(4,373)	2	$116,919	$(5,216)	1	$665,721	$(9,589)

Corporate and other
bonds industrial and
miscellaneous	2,555,063	(56,447)	7	483,170	(6,664)	1	3,038,233	(63,111)

Residential mortgage
backed securities	362,660	(1,612)	2	-	-		362,660	(1,612)

Total fixed-maturity
securities	$3,466,525	$(62,432)	11	$600,089	$(11,880)	2	$4,066,614	$(74,312)

Equity Securities:
Preferred stocks	$731,250	$(72)	1	$940,600	$(16,931)	4	$1,671,850	$(17,003)
Common stocks	887,495	(7,342)	6	-	-	-	887,495	(7,342)

Total equity securities	$1,618,745	$(7,414)	7	$940,600	$(16,931)	4	$2,559,345	$(24,345)

Total	$5,085,270	$(69,846)	18	$1,540,689	$(28,811)	6	$6,625,959	$(98,657)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

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

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.  Municipal and corporate bonds, and residential mortgage backed securities that are traded in less active markets are classified as Level 2.  These securities are valued using market price quotations for recently executed transactions.

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

The Company’s investments are allocated among pricing input levels at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,325,489	$-	$14,325,489

Corporate and other
bonds industrial and
miscellaneous	29,444,211	7,688,184	-	37,132,395

Residential mortgage backed securities	-	2,843,292	-	2,843,292
Total fixed maturities	29,444,211	24,856,965	-	54,301,176
Equity securities	9,237,109	-	-	9,237,109
Total investments	$38,681,320	$24,856,965	$-	$63,538,285

	December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available for sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,244,439	$-	$14,244,439

Corporate and other
bonds industrial and
miscellaneous	29,257,850	7,618,570	-	36,876,420
Total fixed maturities	29,257,850	21,863,009	-	51,120,859
Equity investments	8,017,729	-	-	8,017,729
Total investments	$37,275,579	$21,863,009	$-	$59,138,588

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,132,238	$5,465,196	$5,128,735	$5,395,054
Cash and cash equivalents	6,283,655	6,283,655	9,906,878	9,906,878
Premiums receivable	9,428,166	9,428,166	8,946,899	8,946,899
Receivables - reinsurance contracts	1,436,205	1,436,205	1,301,549	1,301,549
Reinsurance receivables	36,551,604	36,551,604	35,575,276	35,575,276
Real estate, net of accumulated depreciation	1,749,484	1,816,122	1,762,345	1,816,122
Reinsurance balances payable	2,018,556	2,018,556	2,096,363	2,096,363

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2015
Premiums written	$19,489,429	$7,911	$(8,619,406)	$10,877,934
Change in unearned premiums	(472,331)	3,912	(23,716)	(492,135)
Premiums earned	$19,017,098	$11,823	$(8,643,122)	$10,385,799

Three months ended March 31, 2014
Premiums written	$16,347,445	$7,647	$(9,769,829)	$6,585,263
Change in unearned premiums	(1,133,528)	2,654	471,922	(658,952)
Premiums earned	$15,213,917	$10,301	$(9,297,907)	$5,926,311

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of March 31, 2015 and December 31, 2014 was approximately $1,414,000 and $1,007,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended March 31,
	2015	2014

Balance at beginning of period
Less reinsurance recoverables	$39,912,683	$34,503,229
Net balance, beginning of period	(18,249,526)	(17,363,975)
	21,663,157	17,139,254
Incurred related to:
Current year	6,956,761	4,121,732
Prior years	106,456	203,222
Total incurred	7,063,217	4,324,954

Paid related to:	1,685,306	1,082,950
Current year	3,201,258	1,455,086
Prior years	4,886,564	2,538,036

Net balance at end of period	23,839,810	18,926,172
Add reinsurance recoverables	18,311,454	21,117,082
Balance at end of period	$42,151,264	$40,034,254

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $5,448,387 and $6,718,463 for the three months ended March 31, 2015 and 2014, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss development incurred during the three months ended March 31, 2015 and 2014 was $106,456 and $203,222, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it will no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 599 and 730 commercial auto policies in force as of March 31, 2015 and December 31, 2014, respectively.

Reinsurance

The Company’s quota share reinsurance treaty in effect for the three months ended March 31, 2015 for its Personal Lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2014/June 30, 2015 treaty year. The Company did not renew its expiring Commercial Lines quota share reinsurance treaty on July 1, 2014.  The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2014 for both its Personal Lines business and Commercial Lines business were covered under the July 1, 2013/June 30, 2014 treaty year. The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective July 1, 2014, the Company had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, the Company entered into new annual treaties with different terms effective July 1, 2014. The Company’s treaties for the July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013
	to	to
Line of Busines	June 30, 2015	June 30, 2014

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%
Risk retained	$360,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000
	in excess of	in excess of
	$800,000	$1,200,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%
Risk retained	$400,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000
	in excess of	in excess of
	$400,000	$400,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000
	in excess of	in excess of
	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000

(1)	Plus losses in excess of catastrophe coverage.

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

The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the three months ended March 31, 2015 are attributable to contracts for the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaties”). The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the three months ended March 31, 2014 are attributable to contracts for the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”).

Treaties in effect for the three months ended March 31, 2015

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2014 through March 31, 2015, which are attributable to contracts for the 2014/2015 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. As a result of severe winter weather during the three months ended March 31, 2015, the Loss Ratios attributable to these treaties as of March 31, 2015 were greater than the Loss Ratios as of December 31, 2014. Accordingly, for the three months ended March 31, 2015, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2014/2015 Treaties.

Treaties in effect for the three months ended March 31, 2014

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2013 through March 31, 2014, which are attributable to contracts for the 2013/2014 Treaties were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. As a result of severe winter weather during the three months ended March 31, 2014, the Loss Ratios attributable to these treaties as of March 31, 2014 were greater than the Loss Ratios as of December 31, 2013. Accordingly, for the three months ended March 31, 2014, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2013/2014 Treaties.

In addition to the treaties that were in effect for three months ended March 31, 2015 and 2014, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Three months ended
	March 31,
	2015	2014

Provisional ceding commissions earned	$2,915,029	$3,376,876
Contingent ceding commissions earned	174,375	4,407
	$3,089,404	$3,381,283

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Bank Line of Credit

On December 27, 2011, Kingstone executed a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $500,000 (the “Credit Limit”). On January 25, 2013, the Credit Limit was increased to $600,000.  Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at March 31, 2015.

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

There were no outstanding balances under the bank line of credit as of March 31, 2015 and December 31, 2014, or during the three months ended March 31, 2015 and 2014. There are no other fees in connection with this credit line.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $365,505 and $290,664 for the three months ended March 31, 2015 and 2014, respectively. The Company’s Board of Directors approved a quarterly dividend on May 12, 2015 of $.05 per share payable in cash on June 15, 2015 to stockholders of record as of June 1, 2015 (see Note 13).

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

The results of operations for the three months ended March 31, 2015 and 2014 include stock-based stock option compensation expense totaling approximately $39,000 and $13,000, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2015 and 2014 is net of estimated forfeitures of 17% and 20%, respectively. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2015 and 2014 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the three months ended March 31, 2015 and 2014.

A summary of option activity under the Company’s 2005 Plan for the three months ended March 31, 2015 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	421,250	$5.16	3.13	$1,258,013

Granted	-	$-	-	$-
Exercised	(120,000)	$2.50	-	$650,400
Forfeited	-	$-	-	$-

Outstanding at March 31, 2015 (1)	301,250	$6.22	4.04	$393,238

Vested and Exercisable at March 31, 2015	112,500	$6.06	3.97	$165,163

(1)	On August 12, 2014, an additional 50,000 options were granted under the 2014 Plan, which is subject to shareholder approval.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $7.53 closing price of the Company’s Common Stock on March 31, 2015. The total intrinsic value of options exercised in the three months ended March 31, 2015 was $650,400, determined as of the date of exercise.

Participants in the 2014 Plan and 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). All of the 120,000 options exercised during the three months ended March 31, 2015 were Net Exercises. No options were exercised during the three months ended March 31, 2014

As of March 31, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $123,000, respectively. Unamortized compensation cost as of March 31, 2015 is expected to be recognized over a remaining weighted-average vesting period of .99 years.

As of March 31, 2015, there were 1,135 shares reserved for grants under the 2005 Plan and 650,000 shares reserved for grants under the 2014 Plan, which is subject to shareholder approval.

Note 9 – Income Taxes

Income taxes for the three months ended March 31, 2015 and 2014 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the three months ended March 31, 2015 and 2014 was 33.4% and 31.8%, respectively.

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

	March 31,	December 31,
	2015	2014

Deferred tax asset:
Net operating loss carryovers (1)	$178,199	$211,550
Claims reserve discount	619,504	562,941
Unearned premium	1,802,536	1,741,360
Deferred ceding commission revenue	2,006,871	2,025,224
Other	50,852	88,148
Total deferred tax assets	4,657,962	4,629,223

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,072,228	3,055,234
Intangibles	718,964	759,400
Depreciation and amortization	331,059	291,689
Net unrealized appreciation of securities - available for sale	756,878	491,080
Total deferred tax liabilities	6,048,129	5,766,403

Net deferred income tax liability	$(1,390,167)	$(1,137,180)
_____________________________
(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2015	2014	Expiration
State only (A)	$537,300	$567,188	December 31, 2035
Valuation allowance	(315,438)	(372,638)
State only, net of valuation allowance	221,862	194,550
Amount subject to Annual Limitation, federal only (B)	17,000	17,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$238,862	$211,550

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2015 and December 31, 2014 was approximately $7,402,000 and $6,834,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2035. Effective January 1, 2015, the enacted state tax rate was reduced to 6.5% from 8.33%, resulting in a current period decrease in the available benefit of the state NOL, net of the corresponding valuation adjustment. The decrease in the available benefit of the state net NOL increased the tax provision in the current period by $49,881.

(B) The Company has an NOL of $40,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal NOL loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2015 and 2014. If any had been recognized these would be reported in income tax expense.

IRS Tax Audit

The tax returns for years ended December 31, 2011 through 2014 are subject to examination, generally for three years after filing.

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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2015 and 2014, the inclusion of 77,500 and 7,500 options in the computation of diluted earnings per share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per share has not been adjusted for the effect of such options.

 The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share follows:

	Three months ended
	March 31,
	2015	2014

Weighted average number of shares outstanding	7,318,271	7,266,573
Effect of dilutive securities, common share equivalents	26,292	105,576

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,344,563	7,372,149

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

State Insurance Regulation

In the aftermath of Superstorm Sandy, the New York State Department of Financial Services (the “DFS”) adopted various regulations that affect insurance companies that operate in the state of New York.  Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. Further, in February 2013, the state of New York announced that the DFS commenced an investigation into the claims practices of three insurance companies, including KICO, in connection with Superstorm Sandy claims.  The DFS stated that the three insurers had a much larger than average consumer complaint rate with regard to Superstorm Sandy claims and indicated that the three insurers were being investigated for (i) failure to send adjusters in a timely manner; (ii) failure to process claims in a timely manner; and (iii) inability of homeowners to contact insurance company representatives.  KICO received a letter from the DFS seeking information and data with regard to the foregoing. KICO has cooperated with the DFS in connection with its investigation. On March 14, 2013, KICO supplied requested information and met with the DFS on May 23, 2013. KICO has not received a response from the DFS since its meeting on May 23, 2013 and believes that such matter will not have any effect on the Company’s financial position or results of operations.

Office Lease

On March 27, 2015, the Company entered into a lease agreement for an additional office facility for KICO located in Valley Stream, NY under a non-cancelable operating lease. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges.

The lease commencement date will be determined upon the completion of landlord provided construction, which the Company expects to be on or about July 1, 2015.  Rent commencement begins six months after the lease commencement date.  The lease has a term of seven years and six months.

Rent expense under the lease will be recognized on a straight-line basis over the lease term.

As of March 31, 2015, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2015	$-
2016	100,750
2017	104,276
2018	107,926
2019	111,703
Thereafter	359,119
Total	$783,774

There was no rent expense for the three months March 31, 2015 and 2014.

Note 12 – Premium Finance Placement Fees

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

On July 17, 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments was entitled to receive the fees for an additional two years (“Termination Period”) with regard to contracts for policies from the Company’s producers. On March 26, 2015, the Company and the Purchaser agreed to amend the Termination Period to end as of March 31, 2015. The Company received a one-time payment of $350,000 in exchange for the fees that the Company would have received during the Termination Period. The Company’s premium financing business consisted of the placement fees that Payments earned from placing contracts.

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited):

	For the Three Months Ended
	March 31,
	2015	2014

Placement fee revenue	$54,343	$69,443
Early termination fee	350,000	-
Direct expenses	(12,989)	(11,538)
Net income before taxes from placement fees	$391,354	$57,905

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2015 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On May 12, 2015, the Company’s Board of Directors approved a dividend of $.05 per share payable in cash on June 15, 2015 to stockholders of record as of June 1, 2015.

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

Product Lines

Our product lines include the following:

Personal lines. Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, cooperative and condominium, renters, equipment breakdown and service line endorsements, and personal umbrella policies.

 Commercial liability. We offer business owners policies, which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies.

Commercial automobile. We provide physical damage and liability coverage for light vehicles owned by small contractors and artisans. Due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015.

Livery physical damage. We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.

Other.  We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations.

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

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$19,489	$16,347	$3,142	19.2%
Assumed written premiums	8	8	-	-%
	19,497	16,355	3,142	19.2%
Ceded written premiums
Ceded to quota share treaties	7,328	9,024	(1,696)	(18.8)%
Ceded to excess of loss treaties	307	200	107	53.5%
Ceded to catastrophe treaties	984	546	438	80.2%
Total ceded written premiums	8,619	9,770	(1,151)	(11.8)%

Net written premiums	10,878	6,585	4,293	65.2%
Change in net unearned premiums	(492)	(659)	167	(25.3)%
Net premiums earned	10,386	5,926	4,460	75.3%

Ceding commission revenue
Excluding the effect of catastrophes	4,204	3,898	306	7.9%
Effect of catastrophes (1)	(1,115)	(517)	(598)	115.7%
Total ceding commission revenue	3,089	3,381	(292)	(8.6	) %
Net investment income	574	379	195	51.5%
Net realized gain on investments	(67)	188	(255)	(135.6)%
Other income	631	228	403	176.8%
Total revenues	14,613	10,102	4,511	44.7%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,426	7,279	1,147	15.8%
Losses from catastrophes (1)	4,085	3,764	321	8.5%
Total direct and assumed loss and loss adjustment expenses	12,511	11,043	1,468	13.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,201	3,895	(694)	(17.8)%
Losses from catastrophes (1)	2,247	2,823	(576)	(20.4)%
Total ceded loss and loss adjustment expenses	5,448	6,718	(1,270)	(18.9)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,225	3,384	1,841	54.4%
Losses from catastrophes (1)	1,838	941	897	95.3%
Net loss and loss adjustment expenses	7,063	4,325	2,738	63.3%

Commission expense	3,412	2,583	829	32.1%
Other underwriting expenses	2,999	2,281	718	31.5%
Other operating expenses	328	250	78	31.2%
Depreciation and amortization	236	183	53	29.0%
Total expenses	14,039	9,622	4,416	45.9%

Income from operations before taxes	574	480	95	19.8%
Provision for income tax	192	153	39	25.5%
Net income	$382	$327	$56	17.1%

(1) For the three months ended March 31, 2015 and 2014, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended March 31,
	2015	2014	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	68.0%	73.0%	(5.0)	(6.8)%
Net underwriting expense ratio	29.9%	22.5%	7.4	32.9%
Net combined ratio	97.9%	95.5%	2.4	2.5%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2015 (“2015”) were $19,489,000 compared to $16,347,000 during the three months ended March 31, 2014 (“2014”). The increase of $3,142,000, or 19.2%, was primarily due to an increase in policies in-force during 2015 as compared to 2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 20.6% as of March 31, 2015 compared to March 31, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. Our direct written premiums in our other lines of business grew by 23.4% in 2015 compared to 2014.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance rates in effect during 2015 and 2014. For purposes of the discussion herein, the change in quota share rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	March 31,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Quota share
Personal lines	55%	75%
Commercial lines	none	25%

Net written premiums increased $4,293,000, or 65.2%, to $10,878,000 in 2015 from $6,585,000 in 2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines business is subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In 2015, our catastrophe and excess of loss reinsurance premiums increased by $438,000 and $107,000, respectively, over the premiums in 2014.

Net premiums earned increased $4,460,000, or 75.3%, to $10,386,000 in 2015 from $5,926,000 in 2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share percentages from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which has the effect of increasing our net premiums earned during the twelve month period after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2015 will increase from the higher net written premiums for the twelve months ended March 31, 2015 compared to the twelve months ended March 31, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2015 and 2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	March 31,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Quota share
Personal lines	40%	40%
Commercial lines	none	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$2,915	$3,377	$(462)	(13.7)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,289	521	768	147.4%
Effect of catastrophes on ceding commissions earned	(1,115)	(517)	(598)	115.7%
Contingent ceding commissions earned	174	4	170	4,250.0%

Total ceding commission revenue	$3,089	$3,381	$(292)	(8.6)%

Ceding commission revenue was $3,089,000 in 2015 compared to $3,381,000 in 2014. The decrease of $292,000, or 8.6%, was due to a decrease in provisional ceding commissions earned partially offset by an increase contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive under our current personal lines quota share treaty, effective July 1, 2014, is subject to change based on losses incurred from claims incurred beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims occurring before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

Provisional Ceding Commissions Earned

The $462,000 decrease in provisional ceding commissions earned is due to a decrease in the amount of premiums ceded as a result of the July 1, 2014 Cut-offs. Under the July 1, 2014 Cut-offs, our quota share percentages were reduced in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%.

Contingent Ceding Commissions Earned

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The 2013/2015 Treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and LAE incurred from severe winter weather during 2015 and 2014 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 and 2014 by $1,115,000 and $517,000, respectively. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2014.

Net Investment Income

Net investment income was $574,000 in 2015 compared to $379,000 in 2014. The increase of $195,000, or 51.5%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from: (1) the proceeds of $18,804,000 that we received on December 13, 2013 from our public offering being fully deployed in 2015 as compared to the partial deployment in 2014 and (2) increased operating cash flows for the period after March 31, 2014. The pre-tax equivalent investment yield, excluding cash, was 4.79% and 5.02% at March 31, 2015 and 2014, respectively.

Other Income

Other income was $631,000 in 2015 compared to $228,000 in 2014. The increase of $403,000, or 176.8%, was due to the $350,000 we received as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements).

Net Loss and LAE

Net loss and LAE was $7,063,000 in 2015 compared to $4,325,000 in 2014. The net loss ratio was 68.0% in 2015 compared to 73.0% in 2014, a decrease of 5.0 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2015, our net loss ratio was affected significantly by the severe winter weather.  The impact of severe winter weather is determined as the losses incurred over and above those expected in an average winter season. The impact of severe winter weather in 2015 was similar to the impact experienced in 2014, as severe winter weather had a 17.7% impact on the net loss ratio in 2015 compared to 15.9% in 2014. The provision in our current year catastrophe reinsurance treaty that added coverage for winter storm losses in excess of $4,000,000 over any 28 day period was not triggered by the winter weather in 2015. Our core net loss ratio excluding the impact of severe winter weather and prior year loss and LAE development improved to 49.3% from 53.7%, a decrease of 4.4 percentage points. The improvement in the core net loss ratio was driven by favorable results for commercial lines and a shift in the net earned premium mix towards lines of business that have a lower core loss ratio such as personal lines and livery physical damage. The impact of prior year loss and LAE development was 1.0% in 2015, compared to 3.4% in 2014, an improvement of 2.4 percentage points See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of December 31, 2014, we had 730 commercial auto policies in force, which represented 1.6% of our policies in force. As of March 31, 2015, we had 599 commercial auto policies in force, which represented 1.3% of our policies in force.

Commission Expense

Commission expense was $3,412,000 in 2015 or 17.9% of direct earned premiums. Commission expense was $2,583,000 in 2014 or 17.0% of direct earned premiums. The increase of $829,000, or 32.1%, is due to the increase in direct written premiums in 2015 as compared to 2014 and an increase in contingent commissions.

Other Underwriting Expenses

Other underwriting expenses were $2,999,000 in 2015 compared to $2,281,000 in 2014. The increase of $718,000, or 31.5%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums, rate increases in state assessed regulatory fees and state taxes based on premiums written, and seasonal fluctuations in professional fees.

Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $1,171,000 in 2015 compared to $884,000 in 2014. The increase of $287,000, or 32%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Seasonal fluctuation in professional fees are the result of a change in the recording of expenses to more accurately reflect the period in which the services were rendered. In the 2015 we incurred professional fees of $181,000 related to accounting and actuary services based on the services rendered during the quarter. In 2014 we incurred professional fees of $69,000 related to accounting and actuary services based on an accrual of 25% of the annual cost of these services. The increase of $112,000 in 2015 is due to the services rendered for the prior year annual audit and related actuary work during the current quarter which represents the majority of the fees that we incur for these services on an annual basis.  Other underwriting expenses as a percentage of direct written premiums increased to 15.4% in 2015 from 14.0% in 2014. Other underwriting expenses as a percentage of direct earned premiums increased to 15.8% in 2015 from 15.0% in 2014.

Our net underwriting expense ratio in 2015 was 29.9% compared with 22.5% in 2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,			Percentage
	2015		2014	Point Change

Ceding commission revenue - provisional	(28.1	) %	(57.0)%	28.9
Ceding commission revenue - contingent	(1.7)		(0.1)	(1.6)
Other income	(2.1)		(2.5)	0.4
Acquistion costs and other underwriting expenses:
Commission expense	32.9		43.6	(10.7)
Other underwriting expenses	28.9		38.5	(9.6)
Net underwriting expense ratio	29.9%		22.5%	7.4

   The increase of 7.4 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2014.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $328,000 in 2015 compared to $250,000 in 2014. The increase in 2015 of $78,000, or 31.2%, was primarily due to higher stock-based compensation expense from additional options granted to our chief executive officer in August 2014 pursuant to his amended employment agreement, an increase in investor relation fees, and an increase in professional fees due to a change in the timing of expenses incurred to more accurately reflect the timing of the service rendered.

 Depreciation and Amortization

Depreciation and amortization was $236,000 in 2015 compared to $183,000 in 2014. The increase of $53,000, or 29.0%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the building from which we operate.

Income Tax Expense

Income tax expense in 2015 was $192,000, which resulted in an effective tax rate of 33.4%. Income tax expense in 2014 was $153,000, which resulted in an effective tax rate of 31.8%. Income before taxes was $574,000 in 2015 compared to $480,000 in 2014. The increase in the effective tax rate by 1.6 percentage points in 2015 is a result of the change in the enacted state tax rate resulting in a current period decrease in the deferred tax benefit of our state net operating losses, net of the corresponding valuation adjustment. This increase was partially offset by the benefits of permanent differences generated from investment income as a result of the increase in our invested assets.

Net Income

Net income was $382,000 in 2015 compared to $327,000 in 2014. The increase in net income of $56,000, or 17.1%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and other income, and decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth and other operating expenses.

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

	For the Three Months Ended
	March 31,
	2015	2014

Gross premiums written:
Personal lines	$14,237,717	$11,591,297
Commercial lines	2,799,370	2,795,997
Commercial auto	535,236	992,176
Livery physical damage	1,872,615	941,863
Other(1)	52,402	33,759
Total	$19,497,340	$16,355,092

Net premiums written:
Personal lines	$5,952,781	$2,724,449
Commercial lines	2,537,775	1,946,824
Commercial auto	485,914	957,400
Livery physical damage	1,872,615	941,863
Other(1)	28,850	14,727
Total	$10,877,935	$6,585,263

Net premiums earned:
Personal lines	$5,960,475	$2,572,215
Commercial lines	2,412,143	1,580,823
Commercial auto	662,632	1,106,683
Livery physical damage	1,306,577	638,393
Other(1)	43,972	28,197
Total	$10,385,799	$5,926,311

Net loss and loss adjustment expenses:
Personal lines	$4,348,571	$1,849,380
Commercial lines	1,467,693	973,738
Commercial auto	339,208	1,032,271
Livery physical damage	547,741	200,839
Other(1)	77,146	33,657
Unallocated loss adjustment expenses	282,858	235,069
Total	$7,063,217	$4,324,954

Net loss ratio:
Personal lines	73.0%	71.9%
Commercial lines	60.8%	61.6%
Commercial auto	51.2%	93.3%
Livery physical damage	41.9%	31.5%
Other(1)	175.4%	119.4%
Total	68.0%	73.0%
__________________________________

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2015	2014

Revenues
Net premiums earned	$10,385,799	$5,926,311
Ceding commission revenue	3,089,404	3,381,283
Net investment income	574,656	378,788
Net realized (losses) gains on investments	(67,494)	188,348
Other income	220,336	148,795
Total revenues	14,202,701	10,023,525

Expenses
Loss and loss adjustment expenses	7,063,217	4,324,954
Commission expense	3,412,327	2,582,508
Other underwriting expenses	2,999,155	2,281,749
Depreciation and amortization	234,816	182,273
Total expenses	13,709,515	9,371,484

Income from operations	493,186	652,041
Income tax expense	118,062	192,788
Net income	$375,124	$459,253

Key Measures:
Net loss ratio	68.0%	73.0%
Net underwriting expense ratio	29.9%	22.5%
Net combined ratio	97.9%	95.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$6,411,482	$4,864,257
Less: Ceding commission revenue	(3,089,404)	(3,381,283)
Less: Other income	(220,336)	(148,795)
Net underwriting expenses	$3,101,742	$1,334,179

Net premiums earned	$10,385,799	$5,926,311

Net Underwriting Expense Ratio	29.9%	22.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2015
Written premiums	$19,489,429	$7,911	$(8,619,406)	$10,877,934
Change in unearned premiums	(472,331)	3,912	(23,716)	(492,135)
Earned premiums	$19,017,098	$11,823	$(8,643,122)	$10,385,799

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,368,211	$58,042	$(3,201,444)	$5,224,809
Catastrophe loss	4,085,351	-	(2,246,943)	1,838,408
Loss and loss adjustment expenses	$12,453,562	$58,042	$(5,448,387)	$7,063,217

Loss ratio excluding the effect of catastrophes	44.0%	490.9%	37.0%	50.3%
Catastrophe loss	21.5%	0.0%	26.0%	17.7%
Loss ratio	65.5%	490.9%	63.0%	68.0%

Three months ended March 31, 2014
Written premiums	$16,347,445	$7,647	$(9,769,829)	$6,585,263
Change in unearned premiums	(1,133,528)	2,654	471,922	(658,952)
Earned premiums	$15,213,917	$10,301	$(9,297,907)	$5,926,311

Loss and loss adjustment expenses exluding
the effect of catastrophes	$7,266,648	$12,661	$(3,895,382)	$3,383,927
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$11,030,756	$12,661	$(6,718,463)	$4,324,954

Loss ratio excluding the effect of catastrophes	47.8%	122.9%	41.9%	57.1%
Catastrophe loss	24.7%	0.0%	30.4%	15.9%
Loss ratio	72.5%	122.9%	72.3%	73.0%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2015	2014

Net premiums earned	$10,385,799	$5,926,311
Ceding commission revenue (1)	3,089,404	3,381,283
Other income	220,336	148,795

Loss and loss adjustment expenses (2)	7,063,217	4,324,954

Acquistion costs and other underwriting expenses:
Commission expense	3,412,327	2,582,508
Other underwriting expenses	2,999,155	2,281,749
Total acquistion costs and other
underwriting expenses	6,411,482	4,864,257

Underwriting income	$220,840	$267,178

Key Measures:
Net loss ratio excluding the effect of catastrophes	50.3%	57.1%
Effect of catastrophe loss on net loss ratio (2) (3)	17.7%	15.9%
Net loss ratio	68.0%	73.0%

Net underwriting expense ratio excluding the
effect of catastrophes	19.1%	13.8%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	10.8%	8.7%
Net underwriting expense ratio	29.9%	22.5%

Net combined ratio excluding the effect
of catastrophes	69.4%	70.9%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	28.5%	24.6%
Net combined ratio	97.9%	95.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$6,411,482	$4,864,257
Less: Ceding commission revenue (1)	(3,089,404)	(3,381,283)
Less: Other income	(220,336)	(148,795)
	$3,101,742	$1,334,179
________________________________________________

(1) For the three months ended March 31, 2015 and 2014, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $1,115,158 and $517,269, respectively.

(2) For the three months ended March 31, 2015 and 2014 includes the sum of net catastrophe losses and loss adjustment expenses of $1,838,408 and $941,027, respectively, resulting from severe winter weather.

(3) For the three months ended March 31, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $125,349 and $163,673, respectively, decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2015 and December 31, 2014:

Available for Sale Securities

	March 31, 2015

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,823,312	$511,766	$(4,373)	$(5,216)	$14,325,489	22.5%

Corporate and other bonds
Industrial and miscellaneous	35,933,004	1,262,502	(56,447)	(6,664)	37,132,395	58.4%

Residential mortgage backed
securities	2,808,197	36,707	(1,612)	-	2,843,292	4.5%
Total fixed-maturity securities	52,564,513	1,810,975	(62,432)	(11,880)	54,301,176	85.4%
Equity Securities	8,766,866	494,588	(7,414)	(16,931)	9,237,109	14.6%
Total	$61,331,379	$2,305,563	$(69,846)	$(28,811)	$63,538,285	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	24.1%

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	62.4%
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	86.4%
Equity Securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	13.6%
Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	100.0%

Held to Maturity Securities

	March 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,362	$205,656	$-	$-	$812,018	14.9%

Political subdivisions of States,
Territories and Possessions	1,414,362	61,683	-	(26,250)	1,449,795	26.5%

Corporate and other bonds
Industrial and miscellaneous	3,111,514	142,142	(50,273)	-	3,203,383	58.6%

Total	$5,132,238	$409,481	$(50,273)	$(26,250)	$5,465,196	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	14.6%

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	26.9%
					-
Corporate and other bonds					-
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	58.5%

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	100.0%

U.S. Treasury securities included in held to maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2015 and December 31, 2014 is shown below:

	March 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	505,380	-	-
Five to ten years	3,530,867	3,624,128	3,522,927	3,563,401
More than 10 years	1,101,371	1,335,688	1,605,808	1,831,653
Total	$5,132,238	$5,465,196	$5,128,735	$5,395,054

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available for sale fixed-maturity securities as of March 31, 2015 and December 31, 2014 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
AAA	2,790,664	5.2%	2,779,539	5.5%
AA	10,107,678	18.6%	9,826,545	19.2%
A	14,182,184	26.1%	13,954,036	27.3%
BBB	24,377,359	44.9%	24,560,739	48.0%
CCC	484,638	0.9%	-	0.0%
CC	127,843	0.2%	-	0.0%
D	2,230,810	4.1%	-	0.0%
Total	$54,301,176	100.0%	$51,120,859	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2015 and December 31, 2014:

Category	March 31, 2015	December 31, 2014
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.20%	3.29%

Political subdivisions of States,
Territories and Possessions	3.75%	3.77%

Corporate and other bonds
Industrial and miscellaneous	4.13%	4.20%

Residential mortgage backed securities	6.80%	n/a

Total	4.14%	4.06%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Weighted average effective maturity	6.3	6.5

Weighted average final maturity	7.7	7.3

Effective duration	5.5	5.7

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2015 and December 31, 2014, 61% and 63%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2015 and December 31, 2014, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$548,802	$(4,373)	2	$116,919	$(5,216)	1	$665,721	$(9,589)

Corporate and other
bonds industrial and
miscellaneous	2,555,063	(56,447)	7	483,170	(6,664)	1	3,038,233	(63,111)

Residential mortgage
backed securities	362,660	(1,612)	2	-	-		362,660	(1,612)

Total fixed-maturity
securities	$3,466,525	$(62,432)	11	$600,089	$(11,880)	2	$4,066,614	$(74,312)

Equity Securities:
Preferred stocks	$731,250	$(72)	1	$940,600	$(16,931)	4	$1,671,850	$(17,003)
Common stocks	887,495	(7,342)	6	-	-	-	887,495	(7,342)

Total equity securities	$1,618,745	$(7,414)	7	$940,600	$(16,931)	4	$2,559,345	$(24,345)

Total	$5,085,270	$(69,846)	18	$1,540,689	$(28,811)	6	$6,625,959	$(98,657)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

There were 24 securities at March 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 35 securities at December 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

Through March 31, 2015, the primary sources of cash flow for our holding company operations were in connection with the fee income we received from premium finance. On March 27, 2015, we received $350,000 in connection with the early termination of the agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the three months ended March 31, 2015, KICO paid dividends of $400,000 to us.

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the three months ended March 31, 2015, and the outstanding principal balance was $-0- as of March 31, 2015.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2015	2014

Cash flows provided by (used in):
Operating activities	$834,077	$404,628
Investing activities	(3,940,506)	(11,473,404)
Financing activities	(516,794)	(290,664)
Net decrease in cash and cash equivalents	(3,623,223)	(11,359,440)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$6,283,655	$8,563,066

Net cash provided by operating activities was $834,000 in 2015 as compared to $405,000 provided in 2014. The $429,000 increase in cash flows provided by operating activities in 2015 was primarily a result of an increase in net income (adjusted for non-cash items) of $433,000 and the net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $3,941,000 in 2015 compared to $11,473,000 used in 2014. The $7,532,000 decrease in cash used in investing activities is the result of a $10,131,000 decrease in acquisitions of invested assets, offset by a $2,747,000 increase in sales of invested assets.

Net cash used in financing activities was $517,000 in 2015 compared to $291,000 used in 2014. The $226,000 increase in cash flows used in financing activities is a result of the $129,000 purchase of treasury stock in 2015, compared to no purchases in 2014 and a $75,000 increase in dividends paid due to additional shares outstanding in 2015 and an increase in the dividend rate.

Reinsurance

Our quota share reinsurance treaty in effect for the three months ended March 31, 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 treaty year. We did not renew our expiring commercial lines quota share reinsurance treaty on July 1, 2014. Our quota share reinsurance treaties in effect for the three months ended March 31, 2014 for both our personal lines business and commercial lines business were covered under the July 1, 2013/June 30, 2014 treaty year. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year is a two year treaty expiring on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, we entered into new annual treaties with different terms effective July 1, 2014. Our treaties for the July 1, 2013/ June 30, 2014 and July 1, 2014/June 30, 2015 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2014	July 1, 2013
	to	to
Line of Busines	June 30, 2015	June 30, 2014

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	55%	75%
Risk retained	$360,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	$800,000	$1,200,000
Excess of loss coverage above quota share coverage	$3,200,000	$1,700,000
	in excess of	in excess of
	$800,000	$1,200,000
Total reinsurance coverage per occurrence	$3,640,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000
Expiration date	June 30, 2015	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%
Total reinsurance coverage per occurrence	$2,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$2,000,000
Expiration date	June 30, 2015	June 30, 2014

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	25%
Risk retained	$400,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	$400,000
Excess of loss coverage above quota share coverage	$3,600,000	$2,500,000
	in excess of	in excess of
	$400,000	$400,000
Total reinsurance coverage per occurrence	$3,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,000,000	$2,900,000

Commercial Auto:
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000
	in excess of	in excess of
	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$1,800,000	$1,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$137,000,000	$86,000,000

(1)	Plus losses in excess of catastrophe coverage.

(2)	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.

(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2014, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 96 consecutive hours from 72 consecutive hours.

The single maximum risks per occurrence to which we are subject under the treaties that expired on June 30, 2014 and the new treaties effective July 1, 2014 are as follows:

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

Factors That May Affect Future Results and Financial Condition

Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/15 – 3/31/15	14,146	$8.00	-	-
2/1/15 – 2/28/15	-	-	-	-
3/1/15 – 3/31/15	5,250	$7.59	-	-
Total	19,396	$7.89	-	-

(1)	Includes shares purchased by “affiliated purchasers”.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3	(a)	Restated Certificate of Incorporation, as amended1

3	(b)	By-laws, as amended2

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

1Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
2 Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

May 13, 2015	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

May 13, 2015	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer