Form 10-Q
period 2015-06-30
KINGSTONE COMPANIES, INC.
filed 2015-08-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of August 12, 2015, there were 7,333,664 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4 —	Controls and Procedures	61

PART II — OTHER INFORMATION		62
Item 1 —	Legal Proceedings	62
Item 1A —	Risk Factors	62
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3 —	Defaults Upon Senior Securities	62
Item 4 —	Mine Safety Disclosures	62
Item 5 —	Other Information	62
Item 6 —	Exhibits	63
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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,258,561 at June 30, 2015 and $5,395,054 at December 31, 2014)	$5,135,552	$5,128,735
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$56,207,791 at June 30, 2015 and $50,083,441 at December 31, 2014)	56,852,094	51,120,859
Equity securities, available-for-sale, at fair value (cost of $9,028,208
at June 30, 2015 and $7,621,309 at December 31, 2014)	9,275,452	8,017,729
Total investments	71,263,098	64,267,323
Cash and cash equivalents	3,932,397	9,906,878
Premiums receivable, net of provision for uncollectible amounts	10,498,787	8,946,899
Receivables - reinsurance contracts	2,126,803	1,301,549
Reinsurance receivables, net of provision for uncollectible amounts	38,741,165	35,575,276
Deferred policy acquisition costs	9,759,078	8,985,981
Intangible assets, net	1,995,673	2,233,530
Property and equipment, net of accumulated depreciation	2,822,878	2,448,042
Other assets	1,321,191	1,330,944
Total assets	$142,461,070	$134,996,422

Liabilities
Loss and loss adjustment expense reserves	$41,248,820	$39,912,683
Unearned premiums	44,109,982	40,458,041
Advance premiums	1,382,659	1,006,582
Reinsurance balances payable	2,749,770	2,096,363
Deferred ceding commission revenue	6,328,325	5,956,540
Accounts payable, accrued expenses and other liabilities	3,275,664	3,928,137
Income taxes payable	454,133	-
Deferred income taxes	888,044	1,137,180
Total liabilities	100,437,397	94,495,526

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,286,452 shares at June 30, 2015 and 8,235,095 shares at December 31, 2014; outstanding
7,333,664 shares at June 30, 2015 and 7,308,757 shares at December 31, 2014	82,865	82,351
Capital in excess of par	32,928,127	32,873,383
Accumulated other comprehensive income	588,420	946,332
Retained earnings	10,232,494	8,203,003
	43,831,906	42,105,069
Treasury stock, at cost, 952,788 shares at June 30, 2015 and 926,338 shares
at December 31, 2014	(1,808,233)	(1,604,173)
Total stockholders' equity	41,720,503	40,500,896

Total liabilities and stockholders' equity	$142,461,070	$134,996,422

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues
Net premiums earned	$10,865,715	$6,429,373	$21,251,514	$12,355,684
Ceding commission revenue	3,655,522	3,706,049	6,744,926	7,087,332
Net investment income	625,972	451,915	1,200,628	830,703
Net realized gains (losses) on sales of investments	2,263	134,602	(65,231)	322,950
Other income	393,040	250,908	1,024,231	478,465
Total revenues	15,542,512	10,972,847	30,156,068	21,075,134

Expenses
Loss and loss adjustment expenses	4,770,813	3,007,939	11,834,030	7,332,893
Commission expense	3,600,164	2,903,792	7,012,491	5,486,300
Other underwriting expenses	2,961,663	2,529,075	5,960,818	4,810,824
Other operating expenses	377,843	338,379	706,341	588,414
Depreciation and amortization	246,572	209,935	482,234	393,055
Total expenses	11,957,055	8,989,120	25,995,914	18,611,486

Income from operations before taxes	3,126,108	1,983,727	3,700,805	2,463,648
Income tax expense	1,206,275	629,225	1,398,473	782,013
Net income	2,379,182	1,354,502	2,761,681	1,681,635

Other comprehensive income (loss), net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(1,313,096)	870,921	(607,522)	1,739,665

Reclassification adjustment for (gains) losses
included in net income	(2,263)	(134,602)	65,231	(322,950)
Net change in unrealized gains (losses)	(1,315,359)	736,319	(542,291)	1,416,715
Income tax benefit (expense) related to items
of other comprehensive income (loss)	447,222	(250,348)	184,379	(481,683)
Other comprehensive income (loss), net of tax	(868,137)	485,971	(357,912)	935,032

Comprehensive income	$1,511,045	$1,840,473	$2,403,769	$2,616,667

Earnings per common share:
Basic	$0.32	$0.19	$0.38	$0.23
Diluted	$0.32	$0.18	$0.38	$0.23

Weighted average common shares outstanding
Basic	7,337,817	7,287,935	7,328,098	7,277,313
Diluted	7,362,988	7,358,280	7,355,908	7,352,609

Dividends declared and paid per common share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six months ended June 30, 2015

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2015	-	$-	8,235,095	$82,351	$32,873,383	$946,332	$8,203,003	926,338	$(1,604,173)	$40,500,896
Stock-based compensation	-	-	-	-	77,784	-	-	-	-	77,784
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(30,755)	(308)	(243,354)	-	-	-	-	(243,662)
Excess tax benefit from exercise
of stock options	-	-	-	-	221,136	-	-	-	-	221,136
Exercise of stock options	-	-	82,112	822	(822)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	26,450	(204,060)	(204,060)
Dividends	-	-	-	-	-	-	(732,190)	-	-	(732,190)
Net income	-	-	-	-	-	-	2,761,681	-	-	2,761,681
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	(357,912)	-	-	-	(357,912)
Balance, June 30, 2015	-	$-	8,286,452	$82,865	$32,928,127	$588,420	$10,232,494	952,788	$(1,808,233)	$42,023,673

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2015	2014

Cash flows provided by operating activities:
Net income	$2,761,681	$1,681,635
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized gains (losses) on sale of investments	65,231	(322,950)
Depreciation and amortization	482,234	393,055
Amortization of bond premium, net	152,665	100,702
Stock-based compensation	77,784	26,783
Excess tax benefit from exercise of stock options	(221,136)	(70,313)
Deferred income tax expense	(64,757)	(237,411)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,551,888)	(1,659,628)
Receivables - reinsurance contracts	(825,254)	(93,562)
Reinsurance receivables, net	(3,165,889)	(6,862,622)
Deferred policy acquisition costs	(773,097)	(1,135,839)
Other assets	6,583	299,447
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	1,336,137	5,201,059
Unearned premiums	3,651,941	4,866,459
Advance premiums	376,077	504,639
Reinsurance balances payable	653,407	1,314,680
Deferred ceding commission revenue	371,785	790,549
Accounts payable, accrued expenses and other liabilities	22,796	(402,388)
Net cash flows provided by operating activities	3,356,300	4,394,295

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(2,215,540)
Purchase - fixed-maturity securities available-for-sale	(7,505,716)	(15,837,626)
Purchase - equity securities available-for-sale	(2,225,328)	(5,356,992)
Sale or maturity - fixed-maturity securities available-for-sale	1,135,673	3,643,499
Sale - equity securities available-for-sale	839,408	3,417,605
Other investing activities	(616,042)	(542,074)
Net cash flows used in investing activities	(8,372,005)	(16,891,128)

Cash flows used in financing activities:
Withholding taxes paid on net exercise of stock options	(243,662)	(66,095)
Excess tax benefit from exercise of stock options	221,136	70,313
Purchase of treasury stock	(204,060)	(23,203)
Dividends paid	(732,190)	(582,439)
Net cash flows used in financing activities	(958,776)	(601,424)

Decrease in cash and cash equivalents	$(5,974,481)	$(13,098,257)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$3,932,397	$6,824,249

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,008,443	$463,400

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$243,662	$66,095

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the State of New York and the Commonwealth of Pennsylvania; however, KICO writes substantially all of its business in New York.  Through March 31, 2015, Kingstone, through its wholly owned subsidiary, Payments Inc., a licensed premium finance company in the State of New York, received fees for placing contracts with a third party licensed premium finance company (see Note 12 – Premium Finance Placement Fees).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,544,367	$296,651	$(62,414)	$-	$13,778,604	$234,237

Corporate and other bonds
Industrial and miscellaneous	38,471,232	624,272	(191,871)	(10,736)	38,892,897	421,665

Residential mortgage backed
securities	4,192,192	30,439	(42,038)	-	4,180,593	(11,599)
Total fixed-maturity securities	56,207,791	951,362	(296,323)	(10,736)	56,852,094	644,303

Equity Securities:
Preferred stocks	3,130,221	22,047	(27,967)	(29,016)	3,095,285	(34,936)
Common stocks	5,897,987	428,808	(131,551)	(15,077)	6,180,167	282,180
Total equity securities	9,028,208	450,855	(159,518)	(44,093)	9,275,452	247,244

Total	$65,235,999	$1,402,217	$(455,841)	$(54,829)	$66,127,546	$891,547

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	$382,298

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	655,120
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	1,037,418

Equity Securities:
Preferred stocks	3,172,632	19,180	(2,647)	(62,886)	3,126,280	(46,352)
Common stocks	4,448,677	444,950	-	(2,177)	4,891,449	442,772
Total equity securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	396,420

Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	$1,433,838

 A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2015 and December 31, 2014 is shown below:

	June 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$607,496	$625,288	$482,833	$487,507
One to five years	11,251,937	11,519,899	11,640,381	11,943,127
Five to ten years	35,952,360	36,298,627	32,283,921	32,865,231
More than 10 years	4,203,806	4,227,687	5,676,306	5,824,994
Residential mortgage backed securities	4,192,192	4,180,593	-	-
Total	$56,207,791	$56,852,094	$50,083,441	$51,120,859

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,371	$128,547	$-	$-	$734,918	$128,547

Political subdivisions of States,
Territories and Possessions	1,415,423	34,784	-	(47,642)	1,402,565	(12,858)

Corporate and other bonds
Industrial and miscellaneous	3,113,758	63,724	(56,404)	-	3,121,078	7,320

Total	$5,135,552	$227,055	$(56,404)	$(47,642)	$5,258,561	$123,009

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	$183,200

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	37,734

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	45,385

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	$266,319

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2015 and December 31, 2014 is shown below:

	June 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	4,034,068	4,010,908	3,522,927	3,563,401
More than 10 years	1,101,484	1,247,653	1,605,808	1,831,653
Total	$5,135,552	$5,258,561	$5,128,735	$5,395,054

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Income:
Fixed-maturity securities	$565,337	$406,137	$1,076,292	$749,055
Equity securities	130,136	141,705	252,705	256,218
Cash and cash equivalents	121	2,821	215	23,440
Other	-	594	-	594
Total	695,594	551,257	1,329,212	1,029,307
Expenses:
Investment expenses	69,622	99,342	128,584	198,604
Net investment income	$625,972	$451,915	$1,200,628	$830,703

Proceeds from the sale and maturity of fixed-maturity securities were $1,135,673 and $3,463,499 for the six months ended June 30, 2015 and 2014, respectively.

Proceeds from the sale of equity securities were $839,408 and $3,417,605 for the six months ended June 30, 2015 and 2014, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Fixed-maturity securities:
Gross realized gains	$-	$68,223	$-	$157,479
Gross realized losses	(18,717)	(1,894)	(86,211)	(28,293)
	(18,717)	66,329	(86,211)	129,186

Equity securities:
Gross realized gains	36,421	81,192	36,421	217,251
Gross realized losses	(15,441)	(12,919)	(15,441)	(23,487)
	20,980	68,273	20,980	193,764

Net realized gains (losses)	$2,263	$134,602	$(65,231)	$322,950

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2015, there were 70 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity securities and equity securities for the six months ended June 30, 2015 and 2014. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,175,851	$(62,414)	10	$-	$-	1	$3,175,851	$(62,414)

Corporate and other
bonds industrial and
miscellaneous	13,574,476	(191,871)	27	479,415	(10,736)	1	14,053,891	(202,607)

Residential mortgage
backed securities	2,609,538	(42,038)	11	-	-	-	2,609,538	(42,038)

Total fixed-maturity
securities	$19,359,865	$(296,323)	48	$479,415	$(10,736)	2	$19,839,280	$(307,059)

Equity Securities:
Preferred stocks	$844,035	$(27,967)	3	$673,075	$(29,016)	3	$1,517,110	$(56,983)
Common stocks	2,159,808	(131,551)	13	254,100	(15,077)	1	2,413,908	(146,628)

Total equity securities	$3,003,843	$(159,518)	16	$927,175	$(44,093)	4	$3,931,018	$(203,611)

Total	$22,363,708	$(455,841)	64	$1,406,590	$(54,829)	6	$23,770,298	$(510,670)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

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

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.  Municipal and corporate bonds, and residential mortgage-backed securities, that are traded in less active markets are classified as Level 2.  These securities are valued using market price quotations for recently executed transactions.

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

The Company’s investments are allocated among pricing input levels at June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$13,778,604	$-	$13,778,604

Corporate and other
bonds industrial and
miscellaneous	31,334,151	7,558,746	-	38,892,897

Residential mortgage backed securities	-	4,180,593	-	4,180,593
Total fixed maturities	31,334,151	25,517,943	-	56,852,094
Equity securities	9,275,452	-	-	9,275,452
Total investments	$40,609,603	$25,517,943	$-	$66,127,546

	December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,244,439	$-	$14,244,439

Corporate and other
bonds industrial and
miscellaneous	29,257,850	7,618,570	-	36,876,420
Total fixed maturities	29,257,850	21,863,009	-	51,120,859
Equity investments	8,017,729	-	-	8,017,729
Total investments	$37,275,579	$21,863,009	$-	$59,138,588

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

The estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,135,552	$5,258,561	$5,128,735	$5,395,054
Cash and cash equivalents	3,932,397	3,932,397	9,906,878	9,906,878
Premiums receivable	10,498,787	10,498,787	8,946,899	8,946,899
Receivables - reinsurance contracts	2,126,803	2,126,803	1,301,549	1,301,549
Reinsurance receivables	38,741,165	38,741,165	35,575,276	35,575,276
Real estate, net of accumulated depreciation	1,736,621	1,816,122	1,762,345	1,816,122
Reinsurance balances payable	2,749,770	2,749,770	2,096,363	2,096,363

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2015
Premiums written	$42,655,494	$21,870	$(18,667,737)	$24,009,627
Change in unearned premiums	(3,654,318)	2,377	893,828	(2,758,113)
Premiums earned	$39,001,176	$24,247	$(17,773,909)	$21,251,514

Six months ended June 30, 2014
Premiums written	$36,597,945	$16,302	$(21,527,803)	$15,086,444
Change in unearned premiums	(4,872,810)	6,351	2,135,699	(2,730,760)
Premiums earned	$31,725,135	$22,653	$(19,392,104)	$12,355,684

Three months ended June 30, 2015
Premiums written	$23,166,065	$13,959	$(10,048,331)	$13,131,693
Change in unearned premiums	(3,181,987)	(1,535)	917,544	(2,265,978)
Premiums earned	$19,984,078	$12,424	$(9,130,787)	$10,865,715

Three months ended June 30, 2014
Premiums written	$20,250,500	$8,655	$(11,757,974)	$8,501,181
Change in unearned premiums	(3,739,282)	3,697	1,663,777	(2,071,808)
Premiums earned	$16,511,218	$12,352	$(10,094,197)	$6,429,373

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of June 30, 2015 and December 31, 2014 was approximately $1,383,000 and $1,007,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2015	2014

Balance at beginning of period	$39,912,683	$34,503,229
Less reinsurance recoverables	(18,249,526)	(17,363,975)
Net balance, beginning of period	21,663,157	17,139,254

Incurred related to:
Current year	11,747,214	6,975,731
Prior years	86,816	357,162
Total incurred	11,834,030	7,332,893

Paid related to:
Current year	5,121,409	2,691,199
Prior years	5,597,256	3,132,536
Total paid	10,718,665	5,823,735

Net balance at end of period	22,778,522	18,648,412
Add reinsurance recoverables	18,470,298	21,055,876
Balance at end of period	$41,248,820	$39,704,288

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $9,114,440 and $11,654,729 for the six months ended June 30, 2015 and 2014, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2015 and 2014 was $86,816 and $357,162, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 390 and 730 commercial auto policies in force as of June 30, 2015 and December 31, 2014, respectively.

Reinsurance

The Company’s quota share reinsurance treaty in effect for the six months ended June 30, 2015 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2014/June 30, 2015 treaty year. The Company did not renew its expiring commercial lines quota share reinsurance treaty on July 1, 2014.  The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2014 for both its personal lines business and commercial lines business were covered under the July 1, 2013/June 30, 2014 treaty year. The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, the Company had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, the Company notified the personal lines reinsurers of its election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014.The Company entered into new annual treaties with different terms effective July 1, 2015. The Company’s treaties for the July 1, 2013/ June 30, 2014, July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years provide for the following material terms:

Treaty Year
	July 1, 2015	July 1, 2014	July 1, 2013
	to	to	to
Line of Busines	June 30, 2016	June 30, 2015	June 30, 2014

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	55%	75%
Risk retained	$ 450,000	$ 360,000	$ 300,000
Losses per occurrence subject to quota share reinsurance coverage	$ 750,000	$ 800,000	$ 1,200,000
Excess of loss coverage above quota share coverage	$ 3,750,000	$ 3,200,000	$ 1,700,000
	in excess of	in excess of	in excess of
	$ 750,000	$ 800,000	$ 1,200,000
Total reinsurance coverage per occurrence	$ 4,050,000	$ 3,640,000	$ 2,600,000
Losses per occurrence subject to reinsurance coverage	$ 4,500,000	$ 4,000,000	$ 2,900,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Risk retained	$ 100,000	$ 100,000	$ 100,000
Total reinsurance coverage per occurrence	$ 2,900,000	$ 2,900,000	$ 1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$ 3,000,000	$ 3,000,000	$ 2,000,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2014

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	25%
Risk retained	$ 425,000	$ 400,000	$ 300,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	$ 400,000
Excess of loss coverage above quota share coverage	$ 4,075,000	$ 3,600,000	$ 2,500,000
	in excess of	in excess of	in excess of
	$ 425,000	$ 400,000	$ 400,000
Total reinsurance coverage per occurrence	$ 4,075,000	$ 3,600,000	$ 2,600,000
Losses per occurrence subject to reinsurance coverage	$ 4,500,000	$ 4,000,000	$ 2,900,000

Commercial Auto:
Risk retained	$ 300,000	$ 300,000	$ 300,000
Excess of loss coverage in excess of risk retained	$ 1,700,000	$ 1,700,000	$ 1,700,000
	in excess of	in excess of	in excess of
	$ 300,000	$ 300,000	$ 300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$ 4,000,000	$ 4,000,000	$ 4,000,000
Risk retained per catastrophe occurrence (1)	$ 2,400,000	$ 1,800,000	$ 1,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$ 176,000,000	$ 137,000,000	$ 86,000,000
Severe winter weather aggregate (3)	Yes	No	No
Reinstatement premium protection (4)	Yes	No	No

1.	Plus losses in excess of catastrophe coverage.
2.	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.
3.
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2015, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 120 consecutive hours from 96 consecutive hours.

4.	Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2015 and 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2015 are as follows:

	July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000
	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000
	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000
	$4,000,000 - $180,000,000	None
	Over $180,000,000	100%
________________

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the six months and three months ended June 30, 2015 are attributable to contracts for the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaties”). The Company’s estimated ultimate treaty year loss ratios for treaties in effect for the six months and three months ended June 30, 2014 are attributable to contracts for the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”).

Treaties in effect for the six months and three months ended June 30, 2015

The Company’s estimated ultimate loss ratios (“Loss Ratios”) for the period July 1, 2014 through June 30, 2015, which are attributable to contracts for the 2014/2015 Treaties, were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. As a result of severe winter weather during February and March 2015, the Loss Ratios were greater than what would have been expected during an ordinary winter. Accordingly, for the six months ended June 30, 2015, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2014/2015 Treaties.

Treaties in effect for the six months and three months ended June 30, 2014

The Company’s Loss Ratios for the period July 1, 2013 through June 30, 2014, which are attributable to contracts for the 2013/2014 Treaties, were lower than the contractual Loss Ratios at which the provisional ceding commissions are earned. As a result of severe winter weather during January and February 2014, the Loss Ratios attributable to these treaties as of June 30, 2014 were greater than the Loss Ratios as of December 31, 2013. Accordingly, for the six months ended June 30, 2014, the Company’s contingent ceding commission earned was reduced as a result of the increase in estimated Loss Ratios for the 2013/2014 Treaties.

In addition to the treaties that were in effect for six months and three months ended June 30, 2015 and 2014, the estimated ultimate loss ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Provisional ceding commissions earned	$2,964,924	$3,629,871	$5,879,953	$7,006,747
Contingent ceding commissions earned	690,598	76,178	864,973	80,585
	$3,655,522	$3,706,049	$6,744,926	$7,087,332

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Bank Line of Credit

Kingstone maintains a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $600,000 (the “Credit Limit”). Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at June 30, 2015.

Interest only payments are due monthly. The principal balance is payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. The line of credit is subject to annual renewal at the discretion of the Lender. Lender may set off any depository accounts maintained by Kingstone that are held by Lender. Payment of amounts due pursuant to the Trustco Agreement is secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and is guaranteed by Kingstone’s subsidiary, Payments Inc.

The line of credit is used for general corporate purposes.

There were no outstanding balances under the bank line of credit as of June 30, 2015 and December 31, 2014, or during the six months ended June 30, 2015 and 2014. There are no other fees in connection with this credit line.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $732,190 and $582,439 for the six months ended June 30, 2015 and 2014, respectively. Dividends declared and paid on Common Stock were $366,685 and $291,776 for the three months ended June 30, 2015 and 2014, respectively. The Company’s Board of Directors approved a quarterly dividend on August 11, 2015 of $.05 per share payable in cash on September 15, 2015 to stockholders of record as of August 31, 2015 (see Note 13).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which, subject to stockholder approval on or before August 12, 2015, a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  The stockholders approved the 2014 Plan on August 11, 2015. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the six months ended June 30, 2015 and 2014 include stock-based stock option compensation expense totaling approximately $78,000 and $27,000, respectively. The results of operations for the three months ended June 30, 2015 and 2014 include stock-based stock option compensation expense totaling approximately $39,000 and $13,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the six months and three months ended June 30, 2015 and 20% for the six months and three months ended June 30, 2014. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2015 and 2014 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted during the six months ended June 30, 2015 and 2014.

A summary of stock option activity under the Company’s 2005 Plan for the six months ended June 30, 2015 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	421,250	$5.16	3.13	$1,258,013

Granted	-	$-	-	$-
Exercised	(120,000)	$2.50	-	$650,400
Forfeited	-	$-	-	$-

Outstanding at June 30, 2015 (1)	301,250	$6.22	3.79	$414,325

Vested and Exercisable at June 30, 2015	112,500	$6.06	3.75	$173,038

(1)	On August 12, 2014, an additional 50,000 options were granted under the 2014 Plan, which were subject to stockholder approval. The stockholders approved the 2014 Plan on August 11, 2015.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $7.60 closing price of the Company’s Common Stock on June 30, 2015. The total intrinsic value of options exercised in the six months ended June 30, 2015 was $650,400, determined as of the date of exercise.

Participants in the 2014 Plan and 2005 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). All of the 120,000 options exercised during the six months ended June 30, 2015 were Net Exercises. A total of 58,865 options were exercised during the six months ended June 30, 2014.

As of June 30, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $84,000. Unamortized compensation cost as of June 30, 2015 is expected to be recognized over a remaining weighted-average vesting period of .94 years.

As of June 30, 2015, there were 1,135 shares reserved for grants under the 2005 Plan and 650,000 shares reserved for grants under the 2014 Plan.

Note 9 – Income Taxes

Income taxes for the six months ended June 30, 2015 and 2014 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the six months ended June 30, 2015 and 2014 was 33.6% and 31.7%, respectively.

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

	June 30,	December 31,
	2015	2014

Deferred tax asset:
Net operating loss carryovers (1)	$174,237	$211,550
Claims reserve discount	591,925	562,941
Unearned premium	1,954,485	1,741,360
Deferred ceding commission revenue	2,151,631	2,025,224
Other	61,332	88,148
Total deferred tax assets	4,933,610	4,629,223

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,318,087	3,055,234
Intangibles	678,529	759,400
Depreciation and amortization	346,382	291,689
Net unrealized appreciation of securities - available for sale	309,656	491,080
Total deferred tax liabilities	5,821,654	5,766,403

Net deferred income tax liability	$(888,044)	$(1,137,180)
_____________________________

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2015	2014	Expiration
State only (A)	$491,673	$567,188	December 31, 2035
Valuation allowance	(331,036)	(372,638)
State only, net of valuation allowance	160,637	194,550
Amount subject to Annual Limitation, federal only (B)	13,600	17,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$174,237	$211,550

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2015 and December 31, 2014 was approximately $7,564,000 and $6,834,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2035. Effective January 1, 2015, the enacted state tax rate was reduced to 6.5% from 8.33%, resulting in a current period decrease in the available benefit of the state NOL, net of the corresponding valuation adjustment. The decrease in the available benefit of the state net NOL increased the tax provision in the current period by $49,881.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2015 and 2014. If any had been recognized these would be reported in income tax expense.

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2015 and 2014, the inclusion of 77,500 and 7,500 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the three months ended June 30, 2015 and 2014, the inclusion of 77,500 and 18,750 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted average number of shares outstanding	7,337,817	7,287,935	7,328,098	7,277,313
Effect of dilutive securities, common share equivalents	25,171	70,345	27,810	75,296

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,362,988	7,358,280	7,355,908	7,352,609

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

The lease commencement date was July 1, 2015 and rent commencement begins January 1, 2016. The lease has a term of seven years and six months.

Rent expense under the lease will be recognized on a straight-line basis over the lease term.

As of June 30, 2015, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2015	$-
2016	100,750
2017	104,276
2018	107,926
2019	111,703
Thereafter	359,119
Total	$783,774

There was no rent expense for the six months and three months ended June 30, 2015 and 2014.

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

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Placement fee revenue	$-	$59,717	$54,343	$129,160
Early termination fee			350,000	-
Direct expenses	-	(17,498)	(12,989)	(29,036)
Net income before taxes from placement fees	$-	$42,219	$391,354	$100,124

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2015 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On August 11, 2015, the Company’s Board of Directors approved a quarterly dividend of $.05 per share payable in cash on September 15, 2015 to stockholders of record as of August 31, 2015.

Stock Options

On August 11, 2015, the Company received stockholder approval of the adoption of the 2014 Plan.

Reinsurance

The Company entered into new annual reinsurance treaties with different terms effective July 1, 2015.

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

Product Lines

Our product lines include the following:

Personal lines: Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, cooperative and condominium, renters, equipment breakdown and service line endorsements, and personal umbrella policies.

Commercial liability: We offer business owners policies, which consist primarily of small business retail risks without a residential exposure. We also write artisan’s liability policies and special multi-peril property and liability policies.

Commercial automobile: We provided physical damage and liability coverage for light vehicles owned by small contractors and artisans. Due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015.

Livery physical damage: We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.

Other:  We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations.

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

Consolidated Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$42,656	$36,598	$6,058	16.6%
Assumed written premiums	22	16	6	37.5%
	42,678	36,614	6,064	16.6%
Ceded written premiums
Ceded to quota share treaties	16,012	19,997	(3,985)	(19.9	) %
Ceded to excess of loss treaties	577	424	153	36.1%
Ceded to catastrophe treaties	2,079	1,107	972	87.8%
Total ceded written premiums	18,668	21,528	(2,860)	(13.3	) %

Net written premiums	24,010	15,086	8,924	59.2%
Change in net unearned premiums	(2,758)	(2,730)	(28)	1.0%
Net premiums earned	21,252	12,356	8,896	72.0%

Ceding commission revenue
Excluding the effect of catastrophes	8,026	7,604	422	5.5%
Effect of catastrophes (1)	(1,281)	(517)	(764)	147.8%
Total ceding commission revenue	6,745	7,087	(342)	(4.8	) %
Net investment income	1,200	831	369	44.4%
Net realized gain on investments	(65)	323	(388)	(120.1	) %
Other income	1,024	478	546	114.2%
Total revenues	30,156	21,075	9,081	43.1%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,477	15,223	1,254	8.2%
Losses from catastrophes (1)	4,472	3,764	708	18.8%
Total direct and assumed loss and loss adjustment expenses	20,949	18,987	1,962	10.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,655	8,831	(2,176)	(24.6	) %
Losses from catastrophes (1)	2,460	2,823	(363)	(12.9	) %
Total ceded loss and loss adjustment expenses	9,115	11,654	(2,539)	(21.8	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	9,822	6,392	3,430	53.7%
Losses from catastrophes (1)	2,012	941	1,071	113.8%
Net loss and loss adjustment expenses	11,834	7,333	4,501	61.4%

Commission expense	7,012	5,486	1,526	27.8%
Other underwriting expenses	5,961	4,811	1,150	23.9%
Other operating expenses	706	588	118	20.1%
Depreciation and amortization	482	393	89	22.6%
Total expenses	25,996	18,611	7,384	39.7%

Income from operations before taxes	4,160	2,464	1,697	68.9%
Provision for income tax	1,398	782	616	78.8%
Net income	$2,762	$1,682	$1,081	64.3%

(1) For the six months ended June 30, 2015 and 2014, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Six months ended June 30,
	2015	2014	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	55.7%	59.3%	(3.6)	(6.1	) %
Net underwriting expense ratio	27.2%	23.3%	3.9	16.7%
Net combined ratio	82.9%	82.6%	0.3	0.4%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2015 (“2015”) were $42,656,000 compared to $36,598,000 during the six months ended June 30, 2014 (“2014”). The increase of $6,058,000, or 16.6%, was primarily due to an increase in policies in-force during 2015 as compared to 2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.3% as of June 30, 2015 compared to June 30, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. Our direct written premiums in our other lines of business grew by 22.1% in 2015 compared to 2014.

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

	Six months ended
	June 30,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Quota share reinsurance rates
Personal lines	55%	75%
Commercial lines	none	25%

Net written premiums increased $8,924,000, or 59.2%, to $24,010,000 in 2015 from $15,086,000 in 2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines business is subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In 2015, our catastrophe and excess of loss reinsurance premiums increased by $972,000 and $153,000, respectively, over the premiums in 2014.

Net premiums earned increased $8,896,000, or 72.0%, to $21,252,000 in 2015 from $12,356,000 in 2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share percentages from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which has the effect of increasing our net premiums earned during the twelve month period after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2015 increased from the higher net written premiums for the twelve months ended June 30, 2015 compared to the twelve months ended June 30, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2015 and 2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Six months ended
	June 30,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Provisional ceding commission rate on quota share treaty
Personal lines	40%	40%
Commercial lines	none	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$5,880	$7,006	$(1,126)	(16.1	) %

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	2,146	598	1,548	258.9%
Effect of catastrophes on ceding commissions earned	(1,281)	(517)	(764)	147.8%
Contingent ceding commissions earned	865	81	784	967.9%

Total ceding commission revenue	$6,745	$7,087	$(342)	(4.8	) %

Ceding commission revenue was $6,745,000 in 2015 compared to $7,087,000 in 2014. The decrease of $342,000, or 4.8%, was due to a decrease in provisional ceding commissions earned partially offset by an increase in contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive under our personal lines quota share treaty in effect from July 1, 2014 to June 30, 2015 is subject to change based on losses incurred from claims with accident dates beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

Provisional Ceding Commissions Earned

The $1,126,000 decrease in provisional ceding commissions earned is due to a decrease in the amount of premiums ceded as a result of the July 1, 2014 Cut-offs. Under the July 1, 2014 Cut-offs, our quota share percentages were reduced in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%.

Contingent Ceding Commissions Earned

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The 2013/2015 Treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and LAE incurred from severe winter weather during 2015 and 2014 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 and 2014 by $1,281,000 and $517,000, respectively. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2015.

Net Investment Income

Net investment income was $1,200,000 in 2015 compared to $831,000 in 2014. The increase of $369,000, or 44.4%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from: (1) the proceeds of $18,804,000 that we received on December 13, 2013 from our public offering being fully deployed in 2015 as compared to the partial deployment in 2014 and (2) increased operating cash flows for the period after June 30, 2014. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.85% and 4.86% as of June 30, 2015 and 2014, respectively.

Other Income

Other income was $1,024,000 in 2015 compared to $478,000 in 2014. The increase of $546,000, or 114.2%, was primarily due to the $350,000 we received as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements).

Net Loss and LAE

Net loss and LAE was $11,834,000 in 2015 compared to $7,333,000 in 2014. The net loss ratio was 55.7% in 2015 compared to 59.3% in 2014, a decrease of 3.6 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2015, our net loss ratio decreased compared to 2014 due to a decrease in the core loss ratio excluding severe winter weather and prior year development. The core loss ratio declined 2.9 points, to 45.9% in 2015 from 48.8% in 2014. The impact of prior year loss and LAE development was negligible at 0.4% in 2015, compared to 2.9% in 2014, an improvement of 2.5 percentage points. The impact of severe winter weather is determined as the losses incurred over and above those expected in an average winter season. The impact of severe winter weather in 2015 was greater than the impact experienced in 2014, as severe winter weather had a 9.5% impact on the net loss ratio in 2015 compared to 7.6% in 2014. The provision in our current year catastrophe reinsurance treaty that added coverage for winter storm losses in excess of $4,000,000 over any 28 day period was not triggered by the winter weather in 2015. The improvement in the core net loss ratio was driven by favorable results for personal lines compared to 2014 and a continued shift in the net earned premium mix towards lines of business that have a lower core loss ratio such as personal lines and livery physical damage. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of December 31, 2014, we had 730 commercial auto policies in force, which represented 1.6% of our policies in force. As of June 30, 2015, we had 390 commercial auto policies in force, which represented 0.8% of our policies in force.

Commission Expense

Commission expense was $7,012,000 in 2015 or 18.0% of direct earned premiums. Commission expense was $5,486,000 in 2014 or 17.3% of direct earned premiums. The increase of $1,526,000, or 27.8%, is due to the increase in direct written premiums in 2015 as compared to 2014, a change in the mix of business to lines of business with higher commission rates, and an increase in contingent commissions.

Other Underwriting Expenses

Other underwriting expenses were $5,961,000 in 2015 compared to $4,811,000 in 2014. The increase of $1,150,000, or 23.9%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums, and rate increases in state assessed regulatory fees and state taxes based on premiums written. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $2,678,000 in 2015 compared to $2,182,000 in 2014. The increase of $496,000, or 22.7%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.0% in 2015 from 13.1% in 2014. Other underwriting expenses as a percentage of direct earned premiums increased to 15.3% in 2015 from 15.2% in 2014.

Our net underwriting expense ratio in 2015 was 27.2% compared with 23.3% in 2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,				Percentage
	2015		2014		Point Change

Ceding commission revenue - provisional	(27.7	) %	(56.6	) %	28.9
Ceding commission revenue - contingent	(4.1)		(0.7)		(3.4)
Other income	(2.1)		(2.7)		0.6
Acquistion costs and other underwriting expenses:
Commission expense	33.1		44.4		(11.3)
Other underwriting expenses	28.0		38.9		(10.9)
Net underwriting expense ratio	27.2%		23.3%		3.9

The increase of 3.9 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2014.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $706,000 in 2015 compared to $588,000 in 2014. The increase in 2015 of $118,000, or 20.1%, was primarily due to an increase in the rate of executive compensation, higher stock-based compensation expense from additional options granted to our chief executive officer in August 2014 pursuant to his amended employment agreement, and an increase in investor relation fees.

 Depreciation and Amortization

Depreciation and amortization was $482,000 in 2015 compared to $393,000 in 2014. The increase of $89,000, or 22.6%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the building from which we operate.

Income Tax Expense

Income tax expense in 2015 was $1,398,000, which resulted in an effective tax rate of 33.6%. Income tax expense in 2014 was $782,000, which resulted in an effective tax rate of 31.7%. Income before taxes was $4,160,000 in 2015 compared to $2,464,000 in 2014. The increase in the effective tax rate by 1.9 percentage points in 2015 is a result of the change in the enacted state tax rate resulting in a current period decrease in the deferred tax benefit of our state net operating losses, net of the corresponding valuation adjustment. This increase was partially offset by the benefits of permanent differences generated from investment income as a result of the increase in our invested assets.

Net Income

Net income was $2,762,000 in 2015 compared to $1,682,000 in 2014. The increase in net income of $1,081,000, or 64.3%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and other income, and a decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth and other operating expenses.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$23,166	$20,251	$2,915	14.4%
Assumed written premiums	14	8	6	75.0%
	23,180	20,259	2,921	14.4%
Ceded written premiums
Ceded to quota share treaties	8,684	10,973	(2,289)	(20.9	) %
Ceded to excess of loss treaties	270	224	46	20.5%
Ceded to catastrophe treaties	1,094	561	533	95.0%
Total ceded written premiums	10,048	11,758	(1,710)	(14.5	) %

Net written premiums	13,132	8,501	4,631	54.5%
Change in net unearned premiums	(2,266)	(2,072)	(194)	9.4%
Net premiums earned	10,866	6,429	4,437	69.0%

Ceding commission revenue
Excluding the effect of catastrophes	3,821	3,706	115	3.1%
Effect of catastrophes (1)	(166)	-	(166)	na
Total ceding commission revenue	3,655	3,706	(51)	(1.4	) %
Net investment income	626	452	174	38.5%
Net realized gain on investments	2	135	(133)	(98.5	) %
Other income	393	251	142	56.6%
Total revenues	15,542	10,973	4,569	41.6%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,051	7,944	107	1.3%
Losses from catastrophes (1)	387	-	387	na
Total direct and assumed loss and loss adjustment expenses	8,438	7,944	494	6.2%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,454	4,936	(1,482)	(30.0	) %
Losses from catastrophes (1)	213	-	213	na
Total ceded loss and loss adjustment expenses	3,667	4,936	(1,269)	(25.7	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,597	3,008	1,589	52.8%
Losses from catastrophes (1)	174	-	174	na	%
Net loss and loss adjustment expenses	4,771	3,008	1,763	58.6%

Commission expense	3,600	2,904	696	24.0%
Other underwriting expenses	2,962	2,529	433	17.1%
Other operating expenses	378	338	40	11.8%
Depreciation and amortization	246	210	36	17.1%
Total expenses	11,957	8,989	2,968	33.0%

Income from operations before taxes	3,585	1,984	1,601	80.7%
Provision for income tax	1,206	629	577	91.7%
Net income	$2,379	$1,355	$1,024	75.6%

(1) For the three months ended June 30, 2015 and 2014, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	2015	2014	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	43.9%	46.8%	(2.9)	(6.2	) %
Net underwriting expense ratio	24.6%	24.0%	0.6	2.5%
Net combined ratio	68.5%	70.8%	(2.3)	(3.2	) %

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2015 (“Q2-2015”) were $23,166,000 compared to $20,251,000 during the three months ended June 30, 2014 (“Q2-2014”). The increase of $2,915,000, or 14.4%, was primarily due to an increase in policies in-force during Q2-2015 as compared to Q2-2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.3% as of June 30, 2015 compared to June 30, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. Our direct written premiums in our other lines of business grew by 21.0% in Q2-2015 compared to Q2-2014. Policies-in-force in our other lines of business increased by 20.0% as of June 30, 2015 compared to June 30, 2014.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance rates in effect during Q2-2015 and Q2-2014. For purposes of the discussion herein, the change in quota share rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	June 30,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Quota share reinsurance rates
Personal lines	55%	75%
Commercial lines	none	25%

Net written premiums increased $4,631,000, or 54.5%, to $13,132,000 in Q2-2015 from $8,501,000 in Q2-2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss and catastrophe). Our personal lines business is subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in the return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In Q2-2015, our catastrophe and excess of loss reinsurance premiums increased by $533,000 and $46,000, respectively, over the premiums in Q2-2014.

Net premiums earned increased $4,437,000, or 69.0%, to $10,866,000 in Q2-2015 from $6,429,000 in Q2-2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share percentages from the July 1, 2014 Cut-offs gave us a return of premiums previously ceded, which has the effect of increasing our net premiums earned during the twelve month period after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in Q2-2015 increased from the higher net written premiums for the twelve months ended June 30, 2015 compared to the twelve months ended June 30, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during Q2-2015 and Q2-2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	June 30,
	2015	2014
	("2014/2015 Treaty")	("2013/2014 Treaties")

Provisional ceding commission rate on quota share treaty
Personal lines	40%	40%
Commercial lines	none	36%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$2,965	$3,629	$(664)	(18.3	) %

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	856	77	779	1,011.7%
Effect of catastrophes on ceding commissions earned	(166)	-	(166)	na	%
Contingent ceding commissions earned	690	77	613	796.1%

Total ceding commission revenue	$3,655	$3,706	$(51)	(1.4	) %

Ceding commission revenue was $3,655,000 in Q2-2015 compared to $3,706,000 in Q2-2014. The decrease of $51,000, or 1.4%, was due to a decrease in provisional ceding commissions earned partially offset by an increase in contingent ceding commissions earned. We receive a provisional ceding commission based on ceded written premiums and a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent commissions we are eligible to receive under our personal lines quota share treaty in effect from July 1, 2014 to June 30, 2015 is subject to change based on losses incurred from claims with accident dates beginning July 1, 2014. The amount of contingent commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2014 under those treaties. We did not renew our commercial lines quota share treaty upon its expiration on June 30, 2014.

Provisional Ceding Commissions Earned

The $664,000 decrease in provisional ceding commissions earned is due to a decrease in the amount of premiums ceded as a result of the July 1, 2014 Cut-offs. Under the July 1, 2014 Cut-offs, our quota share percentages were reduced in our personal lines from 75% to 55% and in our commercial lines from 25% to 0%.

Contingent Ceding Commissions Earned

The term of our personal lines reinsurance quota share treaty covers the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The 2013/2015 Treaty provides for contingent ceding commissions based on a sliding scale whereby we are entitled to receive between 40% - 57% of the ceded earned premiums; the lower the ceded loss ratio, the higher the percentage we were entitled to receive. The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty includes catastrophe losses and LAE incurred from severe winter weather during 2015 and 2014 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 and 2014 by $166,000 and $-0-, respectively. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2015.

Net Investment Income

Net investment income was $626,000 in Q2-2015 compared to $452,000 in Q2-2014. The increase of $174,000, or 38.5%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2014. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.85% and 4.86% as of June 30, 2015 and 2014, respectively.

Net Loss and LAE

Net loss and LAE was $4,771,000 in Q2-2015 compared to $3,008,000 in Q2-2014. The net loss ratio was 43.9% in Q2-2015 compared to 46.8% in Q2-2014, a decrease of 2.9 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During Q2-2015, our net loss ratio decreased compared to Q2-2014 due to a decrease in the core net loss ratio excluding severe winter weather and prior year development. The core net loss ratio declined 1.7 percentage points, to 42.6%, in Q2-2015 from 44.3% in Q2-2014. In addition, prior year development was reduced by 2.8 percentage points, with favorable development of 0.3 points in Q2-2015 compared to unfavorable development of 2.5 points in Q2-2014.  The impact of severe winter weather increased the net loss ratio reported for Q2-2015 by 1.6 points, as some larger pipe freeze claims developed in the quarter.  No additional impact from severe winter weather was recorded in Q2-2014.  The improvement in the core net loss ratio was driven by favorable results for personal lines in Q2-2015 compared to Q2-2014 and a continued shift in the net earned premium mix towards lines of business that have a lower core loss ratio such as personal lines and livery physical damage. See table below under “Additional Financial Information” summarizing the net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of March 31, 2015, we had 599 commercial auto policies in force, which represented 1.3% of our policies in force. As of June 30, 2015, we had 390 commercial auto policies in force, which represented 0.8% of our policies in force.

Commission Expense

Commission expense was $3,600,000 in Q2-2015 or 18.0% of direct earned premiums. Commission expense was $2,904,000 in Q2-2014, or 17.6% of direct earned premiums. The increase of $696,000 or 24.0%, is due to the increase in direct written premiums in 2015 as compared to 2014, a change in in the mix of business to lines of business with higher commission rates, and an increase in contingent commissions.

Other Underwriting Expenses

Other underwriting expenses were $2,962,000 in Q2-2015 compared to $2,529,000 in Q2-2014. The increase of $433,000, or 17.1%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums, and rate increases in state assessed regulatory fees and state taxes based on premiums written.

Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $1,363,000 in Q2-2015 compared to $1,167,000 in Q2-2014. The increase of $196,000, or 16.8%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 12.8% in Q2-2015 from 12.5% in Q2-2014. Other underwriting expenses as a percentage of direct earned premiums decreased to 14.8% in Q2-2015 from 15.3% in Q2-2014.

Our net underwriting expense ratio in Q2-2015 was 24.6% compared with 24.0% in Q2-2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,				Percentage
	2015		2014		Point Change

Ceding commission revenue - provisional	(27.3	) %	(56.5	) %	29.2
Ceding commission revenue - contingent	(6.4)		(1.2)		(5.2)
Other income	(2.1)		(2.8)		0.7
Acquistion costs and other underwriting expenses:
Commission expense	33.1		45.2		(12.1)
Other underwriting expenses	27.3		39.3		(12.0)
Net underwriting expense ratio	24.6%		24.0%		0.6

   The increase of 0.6 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2014.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $378,000 in Q2-2015 compared to $338,000 in Q2-2014. The increase in Q2-2015 of $40,000, or 11.8%, was primarily due to an increase in the rate of executive compensation and higher stock-based compensation expense from additional options granted to our chief executive officer in August 2014 pursuant to his amended employment agreement.

Depreciation and Amortization

Depreciation and amortization was $246,000 in Q2-2015 compared to $210,000 in Q2-2014. The increase of $36,000, or 17.1%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the building from which we operate.

Income Tax Expense

Income tax expense in Q2-2015 was $1,206,000, which resulted in an effective tax rate of 33.6%. Income tax expense in Q2-2014 was $629,000, which resulted in an effective tax rate of 31.7%. Income before taxes was $3,585,000 in Q2-2015 compared to $1,984,000 in Q2-2014. The increase in the effective tax rate by 1.9 percentage points in Q2-2015 is a result of net changes in permanent differences.

Net Income

Net income was $2,379,000 in Q2-2015 compared to $1,355,000 in Q2-2014. The increase in net income of $1,024,000, or 75.6%, was due to the circumstances described above that caused the increase in our net premiums earned and net investment income, and a decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth and other operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Gross premiums written:
Personal lines	$16,964,187	$14,242,841	$31,201,904	$25,834,138
Commercial lines	3,501,849	3,550,104	6,301,219	6,346,101
Commercial auto	44,517	1,143,822	579,753	2,135,998
Livery physical damage	2,585,442	1,199,525	4,458,057	2,141,388
Other(1)	84,029	122,864	136,431	156,623
Total	$23,180,024	$20,259,156	$42,677,364	$36,614,248

Net premiums written:
Personal lines	$7,219,565	$3,624,033	$13,172,346	$6,348,482
Commercial lines	3,221,303	2,479,187	5,759,078	4,426,011
Commercial auto	42,957	1,103,732	528,871	2,061,132
Livery physical damage	2,585,442	1,199,525	4,458,057	2,141,388
Other(1)	62,426	94,704	91,276	109,431
Total	$13,131,693	$8,501,181	$24,009,628	$15,086,444

Net premiums earned:
Personal lines	$6,238,924	$2,796,042	$12,199,399	$5,368,257
Commercial lines	2,452,598	1,753,832	4,864,741	3,334,655
Commercial auto	521,276	1,028,626	1,183,908	2,135,309
Livery physical damage	1,613,890	784,279	2,920,467	1,422,672
Other(1)	39,027	66,594	82,999	94,791
Total	$10,865,715	$6,429,373	$21,251,514	$12,355,684

Net loss and loss adjustment expenses:
Personal lines	$1,803,347	$1,512,975	$6,151,918	$3,362,355
Commercial lines	1,831,195	564,708	3,298,888	1,538,446
Commercial auto	238,328	260,131	577,536	1,292,402
Livery physical damage	582,288	310,989	1,130,029	511,828
Other(1)	34,654	112,152	111,800	145,809
Unallocated loss adjustment expenses	281,001	246,984	563,859	482,053
Total	$4,770,813	$3,007,939	$11,834,030	$7,332,893

Net loss ratio:
Personal lines	28.9%	54.1%	50.4%	62.6%
Commercial lines	74.7%	32.2%	67.8%	46.1%
Commercial auto	45.7%	25.3%	48.8%	60.5%
Livery physical damage	36.1%	39.7%	38.7%	36.0%
Other(1)	88.8%	168.4%	134.7%	153.8%
Total	43.9%	46.8%	55.7%	59.3%
__________________________________

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues
Net premiums earned	$10,865,715	$6,429,373	$21,251,514	$12,355,684
Ceding commission revenue	3,655,522	3,706,049	6,744,926	7,087,332
Net investment income	625,972	451,915	1,200,628	830,703
Net realized gain on investments	2,263	134,602	(65,231)	322,950
Other income	232,053	182,558	452,389	331,353
Total revenues	15,381,525	10,904,497	29,584,226	20,928,022

Expenses
Loss and loss adjustment expenses	4,770,813	3,007,939	11,834,030	7,332,893
Commission expense	3,600,164	2,903,792	7,012,491	5,486,300
Other underwriting expenses	2,961,663	2,529,075	5,960,818	4,810,824
Depreciation and amortization	245,724	209,088	480,540	391,361
Total expenses	11,578,364	8,649,894	25,287,879	18,021,378

Income from operations	3,803,161	2,254,603	4,296,347	2,906,644
Income tax expense	1,278,275	729,912	1,396,337	922,700
Net income	$2,524,886	$1,524,691	$2,900,010	$1,983,944

Key Measures:
Net loss ratio	43.9%	46.8%	55.7%	59.3%
Net underwriting expense ratio	24.6%	24.0%	27.2%	23.3%
Net combined ratio	68.5%	70.8%	82.9%	82.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$7,021,176	$5,432,867	$13,432,658	$10,297,124
Less: Ceding commission revenue	(3,655,522)	(3,706,049)	(6,744,926)	(7,087,332)
Less: Other income	(232,053)	(182,558)	(452,389)	(331,353)
Net underwriting expenses	$2,674,252	$1,544,260	$5,775,994	$2,878,439

Net premiums earned	$10,865,715	$6,429,373	$21,251,514	$12,355,684

Net Underwriting Expense Ratio	24.6%	24.0%	27.2%	23.3%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2015
Written premiums	$42,655,494	$21,870	$(18,667,737)	$24,009,627
Change in unearned premiums	(3,654,318)	2,377	893,828	(2,758,113)
Earned premiums	$39,001,176	$24,247	(17,773,909)	$21,251,514

Loss and loss adjustment expenses exluding
the effect of catastrophes	$16,405,831	$70,726	$(6,654,888)	$9,821,669
Catastrophe loss	4,471,913	-	(2,459,552)	2,012,361
Loss and loss adjustment expenses	$20,877,744	$70,726	$(9,114,440)	$11,834,030

Loss ratio excluding the effect of catastrophes	42.0%	291.7%	37.5%	46.2%
Catastrophe loss	11.5%	0.0%	13.8%	9.5%
Loss ratio	53.5%	291.7%	51.3%	55.7%

Six months ended June 30, 2014
Written premiums	$36,597,945	$16,302	$(21,527,803)	$15,086,444
Change in unearned premiums	(4,872,810)	6,351	2,135,699	(2,730,760)
Earned premiums	$31,725,135	$22,653	$(19,392,104)	$12,355,684

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,190,248	$32,816	$(8,831,198)	$6,391,866
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$18,954,356	$32,816	$(11,654,279)	$7,332,893

Loss ratio excluding the effect of catastrophes	47.9%	144.9%	45.5%	51.7%
Catastrophe loss	11.9%	0.0%	14.6%	7.6%
Loss ratio	59.7%	144.9%	60.1%	59.3%

Three months ended June 30, 2015
Written premiums	$23,166,065	$13,959	$(10,048,331)	$13,131,693
Change in unearned premiums	(3,181,987)	(1,535)	917,544	(2,265,978)
Earned premiums	$19,984,078	$12,424	$(9,130,787)	$10,865,715

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,037,620	$12,684	$(3,453,444)	$4,596,860
Catastrophe loss	386,562	-	(212,609)	173,953
Loss and loss adjustment expenses	$8,424,182	$12,684	$(3,666,053)	$4,770,813

Loss ratio excluding the effect of catastrophes	40.2%	102.1%	37.8%	42.3%
Catastrophe loss	1.9%	0.0%	2.3%	1.6%
Loss ratio	42.2%	102.1%	40.2%	43.9%

Three months ended June 30, 2014
Written premiums	$20,250,500	$8,655	$(11,757,974)	$8,501,181
Change in unearned premiums	(3,739,282)	3,697	1,663,777	(2,071,808)
Earned premiums	$16,511,218	$12,352	$(10,094,197)	$6,429,373

Loss and loss adjustment expenses exluding
the effect of catastrophes	$7,923,600	$20,155	$(4,935,816)	$3,007,939
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$7,923,600	$20,155	$(4,935,816)	$3,007,939

Loss ratio excluding the effect of catastrophes	48.0%	163.2%	49.0%	46.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	48.0%	163.2%	48.9%	46.8%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net premiums earned	$10,865,715	$6,429,373	$21,251,514	$12,355,684
Ceding commission revenue (1)	3,655,522	3,706,049	6,744,926	7,087,332
Other income	232,053	182,558	452,389	331,353

Loss and loss adjustment expenses (2)	4,770,813	3,007,939	11,834,030	7,332,893

Acquistion costs and other underwriting expenses:
Commission expense	3,600,164	2,903,792	7,012,491	5,486,300
Other underwriting expenses	2,961,663	2,529,075	5,960,818	4,810,824
Total acquistion costs and other
underwriting expenses	6,561,827	5,432,867	12,973,309	10,297,124

Underwriting income	$3,420,650	$1,877,174	$3,641,490	$2,144,352

Key Measures:
Net loss ratio excluding the effect of catastrophes	42.3%	46.8%	46.2%	51.7%
Effect of catastrophe loss on net loss ratio (2) (3)	1.6%	0.0%	9.5%	7.6%
Net loss ratio	43.9%	46.8%	55.7%	59.3%

Net underwriting expense ratio excluding the
effect of catastrophes	23.1%	24.0%	21.2%	19.1%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	1.5%	0.0%	6.0%	4.2%
Net underwriting expense ratio	24.6%	24.0%	27.2%	23.3%

Net combined ratio excluding the effect
of catastrophes	65.4%	70.8%	67.4%	70.8%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	3.1%	0.0%	15.5%	11.8%
Net combined ratio	68.5%	70.8%	82.9%	82.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$6,561,827	$5,432,867	$12,973,309	$10,297,124
Less: Ceding commission revenue (1)	(3,655,522)	(3,706,049)	(6,744,926)	(7,087,332)
Less: Other income	(232,053)	(182,558)	(452,389)	(331,353)
	$2,674,252	$1,544,260	$5,775,994	$2,878,439
_________________________________________________

(1) For the six months ended June 30, 2015 and 2014, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $1,280,521 and $517,269, respectively. For the three months ended June 30, 2015 and 2014, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $165,363 and $-0-, respectively.

(2) For the six months ended June 30, 2015 and 2014 includes the sum of net catastrophe losses and loss adjustment expenses of $2,012,361 and $941,027, respectively, resulting from severe winter weather. For the three months ended June 30, 2015 and 2014 includes the sum of net catastrophe losses and loss adjustment expenses of $173,953 and $-0-, respectively, resulting from severe winter weather.

(3) For the six months ended June 30, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $351,593 and $163,673, respectively, decrease in other underwriting expenses. For the three months ended June 30, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $226,244 and $-0-, respectively, decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2015 and December 31, 2014:

Available-for-Sale Securities

	June 30, 2015

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,544,367	$296,651	$(62,414)	$-	$13,778,604	20.8%

Corporate and other bonds
Industrial and miscellaneous	38,471,232	624,272	(191,871)	(10,736)	38,892,897	58.8%

Residential mortgage backed					-
securities	4,192,192	30,439	(42,038)	-	4,180,593	6.3%
Total fixed-maturity securities	56,207,791	951,362	(296,323)	(10,736)	56,852,094	85.9%
Equity Securities	9,028,208	450,855	(159,518)	(44,093)	9,275,452	14.1%
Total	$65,235,999	$1,402,217	$(455,841)	$(54,829)	$66,127,546	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	24.1%

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	62.4%
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	86.4%
Equity Securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	13.6%
Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	100.0%

Held-to-Maturity Securities

	June 30, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,371	$128,547	$-	$-	$734,918	14.0%

Political subdivisions of States,
Territories and Possessions	1,415,423	34,784	-	(47,642)	1,402,565	26.7%

Corporate and other bonds
Industrial and miscellaneous	3,113,758	63,724	(56,404)	-	3,121,078	59.3%

Total	$5,135,552	$227,055	$(56,404)	$(47,642)	$5,258,561	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	14.6%

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	26.9%
					-
Corporate and other bonds					-
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	58.5%

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2015 and December 31, 2014 is shown below:

	June 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	-	-	-	-
Five to ten years	4,034,068	4,010,908	3,522,927	3,563,401
More than 10 years	1,101,484	1,247,653	1,605,808	1,831,653
Total	$5,135,552	$5,258,561	$5,128,735	$5,395,054

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2015 and December 31, 2014 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2015		December 31, 2014
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	2,482,267	4.5%	2,779,539	5.5%
AA	9,917,957	17.4%	9,826,545	19.2%
A	13,884,150	24.4%	13,954,036	27.3%
BBB	26,387,128	46.4%	24,560,739	48.0%
Total corporate and municipal bonds	52,671,502	92.7%	51,120,859	100.0%

Residential mortgage backed securities
CCC	698,211	1.2%	-	0.0%
D	3,482,381	6.1%	-	0.0%
Total residential mortgage backed securities	4,180,592	7.3%	-	0.0%

Total	$56,852,094	100.0%	$51,120,859	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2015 and December 31, 2014:

Category	June 30, 2015	December 31, 2014
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.53%	3.29%

Political subdivisions of States,
Territories and Possessions	3.81%	3.77%

Corporate and other bonds
Industrial and miscellaneous	4.23%	4.20%

Residential mortgage backed securities	6.40%	n/a

Total	4.26%	4.06%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Weighted average effective maturity	6.2	6.5

Weighted average final maturity	7.8	7.3

Effective duration	5.4	5.7

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2015 and December 31, 2014, 61% and 63%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2015 and December 31, 2014, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,175,851	$(62,414)	10	$-	$-	1	$3,175,851	$(62,414)

Corporate and other
bonds industrial and
miscellaneous	13,574,476	(191,871)	27	479,415	(10,736)	1	14,053,891	(202,607)

Residential mortgage
backed securities	2,609,538	(42,038)	11	-	-	-	2,609,538	(42,038)

Total fixed-maturity
securities	$19,359,865	$(296,323)	48	$479,415	$(10,736)	2	$1,839,280	$(307,059)

Equity Securities:
Preferred stocks	$844,035	$(27,967)	3	$673,075	$(29,016)	3	$1,517,110	$(56,983)
Common stocks	2,159,808	(131,551)	13	254,100	(15,077)	1	2,413,908	(146,628)

Total equity securities	$3,003,843	$(159,518)	16	$927,175	$(44,093)	4	$3,931,018	$(203,611)

Total	$22,363,708	$(455,841)	64	$1,406,590	$(54,829)	6	$23,770,298	$(510,670)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

There were 70 securities at June 30, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 35 securities at December 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

Through the quarter ended March 31, 2015, the primary sources of cash flow for our holding company operations were in connection with the fee income we received from premium finance. On March 27, 2015, we received $350,000 in connection with the early termination of the agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the six months ended June 30, 2015, KICO paid dividends of $800,000 to us.

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the six months ended June 30, 2015, and the outstanding principal balance was $-0- as of June 30, 2015.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2015	2014

Cash flows provided by (used in):
Operating activities	$3,356,300	$4,394,295
Investing activities	(8,372,005)	(16,891,128)
Financing activities	(958,776)	(601,424)
Net decrease in cash and cash equivalents	(5,974,481)	(13,098,257)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$3,932,397	$6,824,249

Net cash provided by operating activities was $3,356,000 in 2015 as compared to $4,394,000 provided in 2014. The $1,038,000 decrease in cash flows provided by operating activities in 2015 was primarily a result of an increase cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, partially offset by an increase in net income (adjusted for non-cash items) of $1,833,000.

Net cash used in investing activities was $8,372,000 in 2015 compared to $16,891,000 used in 2014. The $8,519,000 decrease in cash used in investing activities is the result of a $13,679,000 decrease in acquisitions of invested assets, offset by a $5,086,000 increase in sales of invested assets.

Net cash used in financing activities was $959,000 in 2015 compared to $601,000 used in 2014. The $358,000 increase in cash flows used in financing activities is a result of the $204,000 purchase of treasury stock in 2015, compared to $23,000 purchased in 2014 and a $150,000 increase in dividends paid due to additional shares outstanding in 2015 and an increase in the dividend rate.

Reinsurance

Our quota share reinsurance treaty in effect for the six months ended June 30, 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 treaty year. We did not renew our expiring commercial lines quota share reinsurance treaty on July 1, 2014. Our quota share reinsurance treaties in effect for the six months ended June 30, 2014 for both our personal lines business and commercial lines business were covered under the July 1, 2013/June 30, 2014 treaty year. Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective as of July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014. In addition to the change in the personal lines quota share treaty discussed above, we entered into new annual treaties with different terms effective July 1, 2015. Our treaties for the July 1, 2013/June 30, 2014, July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2015	July 1, 2014	July 1, 2013
	to	to	to
Line of Busines	June 30, 2016	June 30, 2015	June 30, 2014

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	55%	75%
Risk retained	$450,000	$360,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	$750,000	$800,000	$1,200,000
Excess of loss coverage above quota share coverage	$3,750,000	$3,200,000	$1,700,000
	in excess of	in excess of	in excess of
	$750,000	$800,000	$1,200,000
Total reinsurance coverage per occurrence	$4,050,000	$3,640,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000	$2,900,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$2,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$3,000,000	$2,000,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2014

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	25%
Risk retained	$425,000	$400,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	$400,000
Excess of loss coverage above quota share coverage	$4,075,000	$3,600,000	$2,500,000
	in excess of	in excess of	in excess of
	$425,000	$400,000	$400,000
Total reinsurance coverage per occurrence	$4,075,000	$3,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000	$2,900,000

Commercial Auto:
Risk retained	$300,000	$300,000	$300,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,700,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$2,400,000	$1,800,000	$1,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$176,000,000	$137,000,000	$86,000,000
Severe winter weather aggregate (3)	Yes	Yes	No
Reinstatement premium protection (4)	Yes	No	No

1.	Plus losses in excess of catastrophe coverage.
2.	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.
3.	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2015, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 120 consecutive hours from 96 consecutive hours.
4.	Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000.

The single maximum risks per occurrence to which we are subject under the treaties that expired on June 30, 2015 and 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2015 are as follows:

	July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000
	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000
	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000
	$4,000,000 - $180,000,000	None
	Over $180,000,000	100%
_______________

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None

(b)    Not applicable

(c)    The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/15 – 4/30/15	2,111		$7.55	-	-
5/1/15 – 5/31/15	9,000	(1)	$7.44	-	-
6/1/15 – 6/30/15	500	(2)	$7.42	-	-
Total	11,611		$7.46	-	-

(1)	Includes 1,000 shares purchased by “affiliated purchaser” at a price of $7.62 per share.
(2)	Shares purchased by “affiliated purchaser”.

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

KINGSTONE COMPANIES, INC.

Dated: August 12, 2015	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: August 12, 2015	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer