Form 10-Q
period 2015-09-30
KINGSTONE COMPANIES, INC.
filed 2015-11-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 11, 2015, there were 7,335,110 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

PAGE

PART I — FINANCIAL INFORMATION	4

Item 1 — Financial Statements	4

Condensed Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	61

Item 4 — Controls and Procedures	61

PART II — OTHER INFORMATION	62

Item 1 — Legal Proceedings	62

Item 1A — Risk Factors	62

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3 — Defaults Upon Senior Securities	62

Item 4 — Mine Safety Disclosures	62

Item 5 — Other Information	62

Item 6 — Exhibits	63

Signatures	64

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,273,419 at September 30, 2015 and $5,395,054 at December 31, 2014)	$5,137,198	$5,128,735
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$61,211,677 at September 30, 2015 and $50,083,441 at December 31, 2014)	62,095,309	51,120,859
Equity securities, available-for-sale, at fair value (cost of $9,536,987
at September 30, 2015 and $7,621,309 at December 31, 2014)	9,493,292	8,017,729
Total investments	76,725,799	64,267,323
Cash and cash equivalents	6,731,629	9,906,878
Premiums receivable, net of provision for uncollectible amounts	10,832,446	8,946,899
Receivables - reinsurance contracts	2,285,356	1,301,549
Reinsurance receivables, net of provision for uncollectible amounts	31,171,559	35,575,276
Deferred policy acquisition costs	10,456,707	8,985,981
Intangible assets, net	1,876,744	2,233,530
Property and equipment, net of accumulated depreciation	3,222,004	2,448,042
Other assets	1,341,376	1,330,944
Total assets	$144,643,620	$134,996,422

Liabilities
Loss and loss adjustment expense reserves	$38,899,492	$39,912,683
Unearned premiums	47,441,330	40,458,041
Advance premiums	1,555,786	1,006,582
Reinsurance balances payable	1,342,213	2,096,363
Deferred ceding commission revenue	6,069,907	5,956,540
Accounts payable, accrued expenses and other liabilities	4,334,065	3,928,137
Income taxes payable	322,256	-
Deferred income taxes	655,461	1,137,180
Total liabilities	100,620,510	94,495,526

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,287,898 shares at September 30, 2015 and 8,235,095 shares at December 31, 2014; outstanding
7,335,110 shares at September 30, 2015 and 7,308,757 shares at December 31, 2014	82,879	82,351
Capital in excess of par	32,982,715	32,873,383
Accumulated other comprehensive income	554,357	946,332
Retained earnings	12,211,392	8,203,003
	45,831,343	42,105,069
Treasury stock, at cost, 952,788 shares at September 30, 2015 and 926,338 shares
at December 31, 2014	(1,808,233)	(1,604,173)
Total stockholders' equity	44,023,110	40,500,896

Total liabilities and stockholders' equity	$144,643,620	$134,996,422
________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Net premiums earned	$13,129,604	$9,895,000	$34,381,118	$22,250,684
Ceding commission revenue	2,643,531	3,278,319	9,388,457	10,365,651
Net investment income	649,441	463,513	1,850,069	1,294,216
Net realized (losses) gains on sales of investments	(40,487)	115,176	(105,718)	438,126
Other income	275,280	263,726	1,299,511	742,191
Total revenues	16,657,369	14,015,734	46,813,437	35,090,868

Expenses
Loss and loss adjustment expenses	5,050,194	4,538,167	16,884,224	11,871,060
Commission expense	4,021,383	3,106,064	11,033,874	8,592,364
Other underwriting expenses	3,389,024	2,845,708	9,349,842	7,656,532
Other operating expenses	468,352	485,959	1,174,693	1,074,373
Depreciation and amortization	267,424	248,888	749,658	641,943
Total expenses	13,196,377	11,224,786	39,192,291	29,836,272

Income from operations before taxes	3,460,992	2,790,948	7,621,146	5,254,596
Income tax expense	1,115,338	907,267	2,513,811	1,689,280
Net income	2,345,654	1,883,681	5,107,335	3,565,316

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	(92,097)	(410,446)	(699,619)	1,329,219

Reclassification adjustment for gains
included in net income	40,487	(115,176)	105,718	(438,126)
Net change in unrealized gains (losses)	(51,610)	(525,622)	(593,901)	891,093
Income tax benefit (expense) related to items
of other comprehensive income (loss)	17,547	178,711	201,926	(302,972)
Other comprehensive income (loss), net of tax	(34,063)	(346,911)	(391,975)	588,121

Comprehensive income	$2,311,591	$1,536,770	$4,715,360	$4,153,437

Earnings per common share:
Basic	$0.32	$0.26	$0.70	$0.49
Diluted	$0.32	$0.26	$0.69	$0.48

Weighted average common shares outstanding
Basic	7,334,269	7,294,913	7,330,178	7,283,244
Diluted	7,381,626	7,378,097	7,367,714	7,360,294

Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.13
_______________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2015

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2015	-	$-	8,235,095	$82,351	$32,873,383	$946,332	$8,203,003	926,338	$(1,604,173)	$40,500,896
Stock-based compensation	-	-	-	-	129,546	-	-	-	-	129,546
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(30,755)	(308)	(243,354)	-	-	-	-	(243,662)
Excess tax benefit from exercise
of stock options	-	-	-	-	223,976	-	-	-	-	223,976
Exercise of stock options	-	-	83,558	836	(836)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	26,450	(204,060)	(204,060)
Dividends	-	-	-	-	-	-	(1,098,946)	-	-	(1,098,946)
Net income	-	-	-	-	-	-	5,107,335	-	-	5,107,335
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	(391,975)	-	-	-	(391,975)
Balance, September 30, 2015	-	$-	8,287,898	$82,879	$32,982,715	$554,357	$12,211,392	952,788	$(1,808,233)	$44,023,110
________________________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2015	2014

Cash flows provided by operating activities:
Net income	$5,107,335	$3,565,316
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized (losses) gains on sale of investments	105,718	(438,126)
Depreciation and amortization	749,658	641,943
Amortization of bond premium, net	257,996	205,107
Stock-based compensation	129,546	118,582
Excess tax benefit from exercise of stock options	(223,976)	(74,471)
Deferred income tax expense	(279,793)	107,433
(Increase) decrease in operating assets:
Premiums receivable, net	(1,885,547)	(1,734,722)
Receivables - reinsurance contracts	(983,807)	(776,000)
Reinsurance receivables, net	4,403,717	2,236,751
Deferred policy acquisition costs	(1,470,726)	(1,783,842)
Other assets	(16,634)	(198,361)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(1,013,191)	2,419,060
Unearned premiums	6,983,289	7,317,198
Advance premiums	549,204	487,030
Reinsurance balances payable	(754,150)	(509,180)
Deferred ceding commission revenue	113,367	(1,295,193)
Accounts payable, accrued expenses and other liabilities	952,160	24,809
Net cash flows provided by operating activities	12,724,166	10,313,334

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(2,715,540)
Purchase - fixed-maturity securities available-for-sale	(13,187,405)	(24,041,145)
Purchase - equity securities available-for-sale	(3,552,291)	(7,453,247)
Sale or maturity - fixed-maturity securities available-for-sale	1,680,633	5,092,195
Sale - equity securities available-for-sale	1,642,971	5,537,511
Acquisition of fixed assets	(1,166,834)	(722,053)
Recovery of loss from failed bank	-	51,587
Other investing activities	6,203	22,519
Net cash flows used in investing activities	(14,576,723)	(24,228,173)

Cash flows used in financing activities:
Proceeds from exercise of stock options	-	5,876
Withholding taxes paid on net exercise of stock options	(243,662)	(66,095)
Excess tax benefit from exercise of stock options	223,976	74,471
Purchase of treasury stock	(204,060)	(46,728)
Dividends paid	(1,098,946)	(947,186)
Net cash flows used in financing activities	(1,322,692)	(979,662)

Decrease in cash and cash equivalents	$(3,175,249)	$(14,894,501)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$6,731,629	$5,028,005

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,457,000	$1,712,400

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$243,662	$66,095
_____________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania and Texas; however, KICO writes substantially all of its business in New York.  Through March 31, 2015, Kingstone, through its wholly owned subsidiary, Payments Inc., a licensed premium finance company in the State of New York, received fees for placing contracts with a third party licensed premium finance company (see Note 12 – Premium Finance Placement Fees).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015.

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

In May 2015, FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with insurance claims. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,682,943	$478,684	$(37,619)	$-	$14,124,008	$441,065

Corporate and other bonds
Industrial and miscellaneous	43,005,459	791,305	(333,737)	(40,438)	43,422,589	417,130

Residential mortgage backed
securities	4,523,275	49,488	(24,051)	-	4,548,712	25,437
Total fixed-maturity securities	61,211,677	1,319,477	(395,407)	(40,438)	62,095,309	883,632

Equity Securities:
Preferred stocks	2,859,267	23,934	(43,971)	(14,598)	2,824,632	(34,635)
Common stocks	6,677,720	296,774	(305,834)	-	6,668,660	(9,060)
Total equity securities	9,536,987	320,708	(349,805)	(14,598)	9,493,292	(43,695)

Total	$70,748,664	$1,640,185	$(745,212)	$(55,036)	$71,588,601	$839,937

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	$382,298

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	655,120
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	1,037,418

Equity Securities:
Preferred stocks	3,172,632	19,180	(2,647)	(62,886)	3,126,280	(46,352)
Common stocks	4,448,677	444,950	-	(2,177)	4,891,449	442,772
Total equity securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	396,420

Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	$1,433,838

 A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2015 and December 31, 2014 is shown below:

	September 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,003,870	$1,025,475	$482,833	$487,507
One to five years	13,012,835	13,408,879	11,640,381	11,943,127
Five to ten years	39,868,480	40,201,676	32,283,921	32,865,231
More than 10 years	2,803,217	2,910,567	5,676,306	5,824,994
Residential mortgage backed securities	4,523,275	4,548,712	-	-
Total	$61,211,677	$62,095,309	$50,083,441	$51,120,859

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,380	$163,096	$-	$-	$769,476	$163,096

Political subdivisions of States,
Territories and Possessions	1,416,537	58,142	-	(46,621)	1,428,058	11,521

Corporate and other bonds
Industrial and miscellaneous	3,114,281	91,875	(2,577)	(127,694)	3,075,885	(38,396)

Total	$5,137,198	$313,113	$(2,577)	$(174,315)	$5,273,419	$136,221

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	$183,200

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	37,734

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	45,385

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	$266,319

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2015 and December 31, 2014 is shown below:

	September 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	505,150	-	-
Five to ten years	4,030,818	3,998,793	3,522,927	3,563,401
More than 10 years	606,380	769,476	1,605,808	1,831,653
Total	$5,137,198	$5,273,419	$5,128,735	$5,395,054

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Income:
Fixed-maturity securities	$595,529	$433,028	$1,671,821	$1,182,083
Equity securities	125,379	116,683	378,084	372,901
Cash and cash equivalents	250	232	465	23,672
Other	-	-	-	594
Total	721,158	549,943	2,050,370	1,579,250
Expenses:
Investment expenses	71,717	86,430	200,301	285,034
Net investment income	$649,441	$463,513	$1,850,069	$1,294,216

Proceeds from the sale and maturity of fixed-maturity securities were $1,680,633 and $5,092,195 for the nine months ended September 30, 2015 and 2014, respectively.

Proceeds from the sale of equity securities were $1,642,971 and $5,537,511 for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Fixed-maturity securities:
Gross realized gains	$20	$25,870	$20	$183,349
Gross realized losses	(25,886)	(20,436)	(112,097)	(48,729)
	(25,866)	5,434	(112,077)	134,620

Equity securities:
Gross realized gains	12,549	77,535	48,970	294,786
Gross realized losses	(27,170)	(19,380)	(42,611)	(42,867)
	(14,621)	58,155	6,359	251,919

Cash and short term investments (1)	-	51,587	-	51,587

Net realized gains (losses)	$(40,487)	$115,176	$(105,718)	$438,126

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2015, there were 47 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity securities and equity securities for the nine months ended September 30, 2015 and 2014. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2015 and December 31, 2014 as follows:

	September 30, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$852,736	$(37,619)	3	$-	$-	-	$852,736	$(37,619)

Corporate and other
bonds industrial and
miscellaneous	8,963,637	(333,737)	17	450,035	(40,438)	1	9,413,672	(374,175)

Residential mortgage
backed securities	1,132,899	(24,051)	5	-	-	-	1,132,899	(24,051)

Total fixed-maturity
securities	$10,949,272	$(395,407)	25	$450,035	$(40,438)	1	$11,399,307	$(435,845)

Equity Securities:
Preferred stocks	$727,065	$(43,971)	2	$697,517	$(14,598)	3	$1,424,582	$(58,569)
Common stocks	3,553,900	(305,834)	16	-	-	-	3,553,900	(305,834)

Total equity securities	$4,280,965	$(349,805)	18	$697,517	$(14,598)	3	$4,978,482	$(364,403)

Total	$15,230,237	$(745,212)	43	$1,147,552	$(55,036)	4	$16,377,789	$(800,248)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

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

The Company’s investments are allocated among pricing input levels at September 30, 2015 and December 31, 2014 as follows:

	September 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,124,008	$-	$14,124,008

Corporate and other
bonds industrial and
miscellaneous	35,363,872	8,058,717	-	43,422,589

Residential mortgage backed securities	-	4,548,712	-	4,548,712
Total fixed maturities	35,363,872	26,731,437	-	62,095,309
Equity securities	9,493,292	-	-	9,493,292
Total investments	$44,857,164	$26,731,437	$-	$71,588,601

	December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$14,244,439	$-	$14,244,439

Corporate and other
bonds industrial and
miscellaneous	29,257,850	7,618,570	-	36,876,420
Total fixed maturities	29,257,850	21,863,009	-	51,120,859
Equity investments	8,017,729	-	-	8,017,729
Total investments	$37,275,579	$21,863,009	$-	$59,138,588

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

Real estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal dated September 8, 2015 prepared using the sales comparison approach and income approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,137,198	$5,273,419	$5,128,735	$5,395,054
Cash and cash equivalents	6,731,629	6,731,629	9,906,878	9,906,878
Premiums receivable	10,832,446	10,832,446	8,946,899	8,946,899
Receivables - reinsurance contracts	2,285,356	2,285,356	1,301,549	1,301,549
Reinsurance receivables	31,171,559	31,171,559	35,575,276	35,575,276
Real estate, net of accumulated depreciation	1,723,759	1,925,000	1,762,345	1,816,122
Reinsurance balances payable	1,342,213	1,342,213	2,096,363	2,096,363

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2015
Premiums written	$67,225,990	$34,815	$(21,913,608)	$45,347,197
Change in unearned premiums	(6,984,651)	1,362	(3,982,790)	(10,966,079)
Premiums earned	$60,241,339	$36,177	$(25,896,398)	$34,381,118

Nine months ended September 30, 2014
Premiums written	$56,729,057	$39,263	$(24,013,732)	$32,754,588
Change in unearned premiums	(7,311,116)	(6,082)	(3,186,706)	(10,503,904)
Premiums earned	$49,417,941	$33,181	$(27,200,438)	$22,250,684

Three months ended September 30, 2015
Premiums written	$24,570,496	$12,945	$(3,245,871)	$21,337,570
Change in unearned premiums	(3,330,333)	(1,015)	(4,876,618)	(8,207,966)
Premiums earned	$21,240,163	$11,930	$(8,122,489)	$13,129,604

Three months ended September 30, 2014
Premiums written	$20,131,112	$22,961	$(2,485,929)	$17,668,144
Change in unearned premiums	(2,438,306)	(12,433)	(5,322,405)	(7,773,144)
Premiums earned	$17,692,806	$10,528	$(7,808,334)	$9,895,000

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as o September 30, 2015 and December 31, 2014 was approximately $1,556,000 and $1,007,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30,
	2015	2014

Balance at beginning of period	$39,912,683	$34,503,229
Less reinsurance recoverables	(18,249,526)	(17,363,975)
Net balance, beginning of period	21,663,157	17,139,254

Incurred related to:
Current year	17,353,585	11,043,919
Prior years	(469,361)	827,141
Total incurred	16,884,224	11,871,060

Paid related to:
Current year	9,083,229	4,725,526
Prior years	6,843,425	4,834,120
Total paid	15,926,654	9,559,646

Net balance at end of period	22,620,727	19,450,668
Add reinsurance recoverables	16,278,765	17,471,621
Balance at end of period	$38,899,492	$36,922,289

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $11,026,027 and $11,881,366 for the nine months ended September 30, 2015 and 2014, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2015 and 2014 was $(469,361) and $827,141, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of September 30, 2012 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The Company was previously a one-third participant in a pool arrangement. Effective November 1, 1997, the Company withdrew from its participation in the pool arrangement. Accordingly, the Company will only be participating in losses and allocated loss adjustment expenses that occurred prior to that date.

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 238 and 730 commercial auto policies in force as of September 30, 2015 and December 31, 2014, respectively.

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 calendar year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaty in effect for the nine months ended September 30, 2015 for its personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years. The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2014 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. The Company’s quota share reinsurance treaty in effect for the nine months ended September 30, 2014 for its commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. The Company did not renew its expiring commercial lines quota share reinsurance treaty on July 1, 2014.

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

3.	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.
4.	Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000.

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2015 are as follows:

	July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000
	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000
	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000
	$4,000,000 - $180,000,000	None
	Over $180,000,000	100%

The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2015 and 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%
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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the nine months and three months ended September 30, 2015 are attributable to contracts for the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”). The Company’s Loss Ratios for treaties in effect for the nine months and three months ended September 30, 2014 are attributable to contracts for the 2014/2015 Treaty and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”).

Treaties in effect for the nine months and three months ended September 30, 2015

The Company’s Loss Ratio for the period July 1, 2015 through September 30, 2015, which is attributable to the 2015/2016 Treaty, was higher than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the three months ended September 30, 2015, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

The Company’s Loss Ratio for the period July 1, 2014 through June 30, 2015, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the six months ended June 30, 2015, the Company earned contingent ceding commission revenue with respect to the 2014/2015 Treaty. However, as a result of severe winter weather during February and March 2015, the Loss Ratio was greater than what would have been expected during an ordinary winter. Such severe winter weather had the effect of reducing contingent ceding commission revenue that would have otherwise been earned.

Treaties in effect for the nine months and three months ended September 30, 2014

The Company’s Loss Ratio for the period July 1, 2014 through September 30, 2014, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the three month period ended September 30, 2014, the Company recorded contingent ceding commission earned with respect to the 2014/2015 Treaty.

The Company’s Loss Ratios for the period July 1, 2013 through June 30, 2014, which are attributable to the 2013/2014 Treaties, were lower than the contractual Loss Ratios at which  provisional ceding commissions are earned. Accordingly, for the six months ended June 30, 2014, the Company earned contingent ceding commission revenue with respect to the 2013/2014 Treaties. However, as a result of severe winter weather during January and February 2014, the Loss Ratios attributable to these treaties as of June 30, 2014 were greater than the Loss Ratios as of December 31, 2013. Such severe winter weather had the effect of reducing contingent ceding commission revenue that would have otherwise been earned.

In addition to the treaties that were in effect for nine months and three months ended September 30, 2015 and 2014, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

 Ceding commissions earned consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Provisional ceding commissions earned	$2,854,524	$2,653,690	$8,734,477	$9,660,437
Contingent ceding commissions earned	(210,993)	624,629	653,980	705,214
	$2,643,531	$3,278,319	$9,388,457	$10,365,651

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Bank Line of Credit

Kingstone maintains a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”). Under the Trustco Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $600,000 (the “Credit Limit”). Advances extended under the Trustco Agreement will bear interest at a floating rate based on the Lender’s prime rate, which was 3.75% at September 30, 2015.

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

There were no outstanding balances under the bank line of credit as of September 30, 2015 and December 31, 2014, or during the nine months ended September 30, 2015 and 2014. There are no other fees in connection with this credit line.

Note 8 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $1,098,946 and $947,186 for the nine months ended September 30, 2015 and 2014, respectively. Dividends declared and paid on Common Stock were $366,756 and $364,747 for the three months ended September 30, 2015 and 2014, respectively. The Company’s Board of Directors approved a quarterly dividend on November 10, 2015 of $.0625 per share payable in cash on December 14, 2015 to stockholders of record as of November 30, 2015 (see Note 13).

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

The results of operations for the nine months ended September 30, 2015 and 2014 include stock-based stock option compensation expense totaling approximately $130,000 and $119,000, respectively. The results of operations for the three months ended September 30, 2015 and 2014 include stock-based stock option compensation expense totaling approximately $52,000 and $92,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the nine months and three months ended September 30, 2015 and 20% for the nine months and three months ended September 30, 2014. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2015 and 2014 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the three and nine months ended September 30, 2015 and 2014 was $1.87 and $1.60 per share, respectively. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Dividend Yield	2.62%	2.97%	2.62%	2.97%
Volatility	34.54%	40.53%	34.54%	40.53%
Risk-Free Interest Rate	1.03%	0.92%	1.03%	0.92%
Expected Life	3.0 years	3.25 years	3.0 years	3.25 years

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

A summary of stock option activity under the Company’s 2005 and 2014 Plans for the nine months ended September 30, 2015 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	421,250	$5.16	3.13	$1,258,013

Granted (1)	50,000	$6.73		$95,500
Exercised	(123,750)	$2.58		$662,488
Forfeited	(2,500)	$5.09

Outstanding at September 30, 2015	345,000	$6.32	3.60	$801,075

Vested and Exercisable at September 30, 2015	186,875	$6.22	3.55	$451,706

(1)  On August 12, 2014, 50,000 options were awarded under the 2014 Plan, which were subject to stockholder approval. The options were granted upon the stockholders' approval of the 2014 Plan on August 11, 2015.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.64 closing price of the Company’s Common Stock on September 30, 2015. The total intrinsic value of options exercised in the nine months ended September 30, 2015 was $662,488, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). All of the 123,750 options exercised during the nine months ended September 30, 2015 were Net Exercises. A total of 70,115 options were exercised during the nine months ended September 30, 2014.

As of September 30, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $126,000. Unamortized compensation cost as of September 30, 2015 is expected to be recognized over a remaining weighted-average vesting period of 1.25 years.

As of September 30, 2015, there were 1,135 shares reserved for grants under the 2005 Plan and 650,000 shares reserved for grants under the 2014 Plan.

Note 9 – Income Taxes

Income taxes for the nine months ended September 30, 2015 and 2014 were computed using the effective tax rate estimated to be applicable for the full year, which is subject to ongoing review and evaluation by management. The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the financial statements taken as a whole for the respective periods. The Company has evaluated this year’s amounts in relation to the current and prior reporting periods and determined that a restatement of those prior reporting periods is not appropriate. The Company’s effective tax rate from operations for the nine months ended September 30, 2015 and 2014 was 33.0% and 32.1%, respectively.

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

	September 30,	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carryovers (1)	$187,613	$211,550
Claims reserve discount	396,089	562,941
Unearned premium	2,524,398	1,741,360
Deferred ceding commission revenue	2,063,768	2,025,224
Other	110,286	88,148
Total deferred tax assets	5,282,154	4,629,223

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,555,280	3,055,234
Intangibles	638,093	759,400
Depreciation and amortization	286,684	291,689
Net unrealized appreciation of securities - available for sale	288,558	491,080
Total deferred tax liabilities	5,937,615	5,766,403

Net deferred income tax liability	$(655,461)	$(1,137,180)
_____________________________
(1)  The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2015	2014	Expiration
State only (A)	$518,426	$567,188	December 31, 2035
Valuation allowance	(344,413)	(372,638)
State only, net of valuation allowance	174,013	194,550
Amount subject to Annual Limitation, federal only (B)	13,600	17,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$187,613	$211,550

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2015 and December 31, 2014 was approximately $7,976,000 and $6,834,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2035. Effective January 1, 2015, the enacted state tax rate was reduced to 6.5% from 8.33%, resulting in a current period decrease in the available benefit of the state NOL, net of the corresponding valuation adjustment. The decrease in the available benefit of the state net NOL increased the tax provision in the current period by $49,881.

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

(1)  Deferred tax liability -  investment in KICO

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

IRS Tax Audit

The tax returns for years ended December 31, 2012 through 2014 are subject to examination, generally for three years after filing.

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, the inclusion of 50,000 and 32,473 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the three months ended September 30, 2015 and 2014, the inclusion of 50,000 and 86,522 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted average number of shares outstanding	7,334,269	7,294,913	7,330,178	7,283,244
Effect of dilutive securities, common share equivalents	47,357	83,184	37,536	77,050

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,381,626	7,378,097	7,367,714	7,360,294

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

Rent expense under the lease will be recognized on a straight-line basis over the lease term. At September 30, 2015, cumulative rent expense exceeded cumulative rent payments by $26,126. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2015, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2015	$-
2016	100,750
2017	104,276
2018	107,926
2019	111,703
Thereafter	359,119
Total	$783,774

Rent expense for the nine months and three months ended September 30, 2015 amounted to $26,126 and is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

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

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Placement fee revenue	$-	$51,810	$54,343	$180,970
Early termination fee	-	-	350,000	-
Direct expenses	-	(13,966)	(12,989)	(43,002)
Net income before taxes from placement fees	$-	$37,844	$391,354	$137,968

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2015 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On November 10, 2015, the Company’s Board of Directors approved a quarterly dividend of $.0625 per share payable in cash on December 14, 2015 to stockholders of record as of November 30, 2015.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania and Texas.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$67,227	$56,729	$10,498	18.5%
Assumed written premiums	34	39	(5)	(12.8	) %
	67,261	56,768	10,493	18.5%
Ceded written premiums
Ceded to quota share treaties in force during the period	22,427	28,046	(5,619)	(20.0	) %
Return of premiums previously ceded to prior quota share treaties	(5,866)	(6,597)	731	(11.1	) %
Ceded to quota share treaties	16,561	21,449	(4,888)	(22.8	) %
Ceded to excess of loss treaties	967	765	202	26.4%
Ceded to catastrophe treaties	4,386	1,740	2,646	152.1%
Catastrophe reinstatement (1)	-	60	(60)	(100.0	) %
Total ceded written premiums	21,914	24,014	(2,100)	(8.7	) %

Net written premiums	45,347	32,754	12,593	38.4%
Change in net unearned premiums	(10,966)	(10,503)	(463)	4.4%
Net premiums earned	34,381	22,251	12,130	54.5%

Ceding commission revenue
Excluding the effect of catastrophes	10,669	10,883	(214)	(2.0	) %
Effect of catastrophes (1)	(1,281)	(517)	(764)	147.8%
Total ceding commission revenue	9,388	10,366	(978)	(9.4	) %
Net investment income	1,850	1,294	556	43.0%
Net realized gain on investments	(106)	437	(543)	(124.3	) %
Other income	1,300	742	558	75.2%
Total revenues	46,813	35,090	11,723	33.4%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,264	19,988	3,276	16.4%
Losses from catastrophes (1)	4,646	3,764	882	23.4%
Total direct and assumed loss and loss adjustment expenses	27,910	23,752	4,158	17.5%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,471	9,058	(587)	(6.5	) %
Losses from catastrophes (1)	2,555	2,823	(268)	(9.5	) %
Total ceded loss and loss adjustment expenses	11,026	11,881	(855)	(7.2	) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	14,793	10,930	3,863	35.3%
Losses from catastrophes (1)	2,091	941	1,150	122.2%
Net loss and loss adjustment expenses	16,884	11,871	5,013	42.2%

Commission expense	11,034	8,592	2,442	28.4%
Other underwriting expenses	9,350	7,657	1,693	22.1%
Other operating expenses	1,174	1,074	100	9.3%
Depreciation and amortization	749	642	107	16.7%
Total expenses	39,192	29,836	9,355	31.4%

Income from operations before taxes	7,621	5,254	2,368	45.1%
Provision for income tax	2,514	1,689	825	48.8%
Net income	$5,107	$3,565	$1,543	43.3%

(1)
For the nine months ended September 30, 2015 and 2014, includes the effects of severe winter weather (which we define as a catastrophe). The nine months ended September 30, 2014 also includes catastrophe reinstatement premiums resulting from Superstorm Sandy, which occurred on October 29, 2012.   We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Nine months ended September 30,
	2015	2014	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	49.1%	53.4%	(4.3)	(8.1	) %
Net underwriting expense ratio	29.9%	24.0%	5.9	24.6%
Net combined ratio	79.0%	77.4%	1.6	2.1%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2015 (“2015”) were $67,227,000 compared to $56,729,000 during the nine months ended September 30, 2014 (“2014”). The increase of $10,498,000, or 18.5%, was primarily due to an increase in policies in-force during 2015 as compared to 2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.0% as of September 30, 2015 compared to September 30, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expire on or after May 1, 2015. Our direct written premiums in our other lines of business grew by 23.6% in 2015 compared to 2014. Policies-in-force in our other lines of business increased by 19.8% as of September 30, 2015 compared to September 30, 2014.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during 2015 and 2014. For purposes of the discussion herein, the change in quota share ceding rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2014/2015 Treaty")	("2015/2016 Treaty")	("2013/2014 Treaties")	("2014/2015 Treaty")
Quota share reinsurance rates
Personal lines	55%	40%	75%	55%

Net written premiums increased $12,593,000, or 38.4%, to $45,347,000 in 2015 from $32,754,000 in 2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. The new treaty is on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior years. Under a “net” arrangement, all catastrophe reinsurance coverage is now purchased directly by us.

Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 results in a $6,597,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on our direct written premiums, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $2,646,000, or 152.1%, to $4,386,000 in 2015 from $1,740,000 in 2014.

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In 2015, our ceded excess of loss reinsurance premiums increased by $202,000 over the ceded premiums for 2014.

Net premiums earned increased $12,130,000, or 54.5%, to $34,381,000 in 2015 from $22,251,000 in 2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share ceding percentages from the July 1, 2015 and 2014 Cut-offs gave us a return of premiums previously ceded, which has the effect of increasing our net premiums earned during the twelve month periods after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2015 increased due to the higher net written premiums generated for the twelve months ended September 30, 2015 compared to the twelve months ended September 30, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2015 and 2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2014/2015 Treaty")	("2015/2016 Treaty")	("2013/2014 Treaties")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	40%	55%	40%	40%
Commercial lines	none	none	36%	none

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$8,734	$9,661	$(927)	(9.6	) %

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,935	1,222	713	58.3%
Effect of catastrophes on ceding commissions earned	(1,281)	(517)	(764)	147.8%
Contingent ceding commissions earned	654	705	(51)	(7.2	) %

Total ceding commission revenue	$9,388	$10,366	$(978)	(9.4	) %

Ceding commission revenue was $9,388,000 in 2015 compared to $10,366,000 in 2014. The decrease of $978,000, or 9.4%, was due to a decrease in provisional ceding commissions earned and a decrease in contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2015/2016 Treaty, the provisional ceding commission rate increased to 55% from 40% under the 2014/2015 Treaty. The $927,000 decrease in provisional ceding commissions earned is due to: (1) a decrease in the amount of premiums subject to provisional ceding commissions, (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty, (3) partially offset by the increase in the provisional ceding commission rates under the 2015/2016 Treaty.

Contingent Ceding Commissions Earned

As a result of the increase in the provisional ceding commission rate to 55% under the 2015/2016 Treaty from 40% under the 2014/2015 Treaty, we do not have an opportunity to earn as much contingent ceding commissions. Under the “net” treaty in effect as of July 1, 2015, catastrophe losses in excess of the first $4,000,000 will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The new structure eliminates the adverse impact that catastrophe losses above $4,000,000 would have on contingent ceding commissions.

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the two personal lines quota share treaties described in the table above that were in effect during 2015 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2014. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2014 under those treaties. In addition, our total ceding contingent commission revenue was reduced in 2015 due to us not renewing our commercial lines quota share treaty upon its expiration on June 30, 2014.

The term of our expired personal lines reinsurance quota share treaty covered the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty included catastrophe losses and LAE incurred from severe winter weather during 2015 and 2014 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 and 2014 by $1,281,000 and $517,000, respectively. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2015.

Net Investment Income

Net investment income was $1,850,000 in 2015 compared to $1,294,000 in 2014. The increase of $556,000, or 43.0%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from: (1) the proceeds of $18,804,000 that we received on December 13, 2013 from our public offering being fully deployed in 2015 as compared to the partial deployment in 2014 and (2) increased operating cash flows for the period after September 30, 2014. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015 and 2014. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.81% and 4.69% as of September 30, 2015 and 2014, respectively.

Other Income

Other income was $1,300,000 in 2015 compared to $742,000 in 2014. The increase of $558,000, or 75.2%, was primarily due to the $350,000 we received as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements).

Net Loss and LAE

Net loss and LAE was $16,884,000 in 2015 compared to $11,871,000 in 2014. The net loss ratio was 49.1% in 2015 compared to 53.4% in 2014, a decrease of 4.3 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2015, our net loss ratio has decreased compared to 2014 due to several factors. The primary driver of the decrease is an improvement in prior year loss development, as we recorded 1.4 points of favorable prior year loss development in 2015 compared to 3.6 points of adverse (unfavorable) prior year development over the same period in 2014, or an improvement of 5.0 points. Additionally, the core loss ratio (excluding prior year loss development and severe winter weather) has declined to 44.4% in 2015 from 45.5% in 2014, an improvement of 1.1 points. The improvement in the core net loss ratio was driven by favorable results for personal lines compared to 2014 and a continued shift in the net earned premium mix towards lines of business that have a lower core loss ratio such as personal lines and livery physical damage. Offsetting some of the above improvements was the impact of severe winter weather, determined as the losses incurred over and above those expected in an average winter season.  Severe winter weather had a 6.1% impact on the net loss ratio in 2015 compared to 4.2% in 2014, an increase of 1.9 points. The provision in our current year catastrophe reinsurance treaty that added coverage for winter storm losses in excess of $4,000,000 over any 28 day period was not triggered by the winter weather in 2015. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of December 31, 2014, we had 730 commercial auto policies in force, which represented 1.6% of our policies in force. As of September 30, 2015, we had 238 commercial auto policies in force, which represented 0.5% of our policies in force.

Commission Expense

Commission expense was $11,034,000 in 2015 or 18.3% of direct earned premiums. Commission expense was $8,592,000 in 2014 or 17.4% of direct earned premiums. The increase of $2,442,000, or 28.4%, is due to the increase in direct written premiums in 2015 as compared to 2014 and a change in the mix of business to lines of business with higher commission rates, and an increase in bonus commissions.

Other Underwriting Expenses

Other underwriting expenses were $9,350,000 in 2015 compared to $7,657,000 in 2014. The increase of $1,693,000, or 22.1%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums, rate increases in state assessed regulatory fees, and state taxes based on premiums written. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $4,361,000 in 2015 compared to $3,660,000 in 2014. The increase of $701,000, or 19.2%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 13.9% in 2015 from 13.5% in 2014. Other underwriting expenses as a percentage of direct earned premiums remained constant at 15.5% for both periods.

Our net underwriting expense ratio in 2015 was 29.9% compared with 24.0% in 2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2015	2014	Point Change

Ceding commission revenue - provisional	(25.4)%	(43.4)%	18.0
Ceding commission revenue - contingent	(1.9)	(3.2)	1.3
Other income	(2.1)	(2.4)	0.3
Acquistion costs and other underwriting expenses:
Commission expense	32.1	38.6	(6.5)
Other underwriting expenses	27.2	34.4	(7.2)
Net underwriting expense ratio	29.9%	24.0%	5.9

The increase of 5.9 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,174,000 in 2015 compared to $1,074,000 in 2014. The increase in 2015 of $100,000, or 9.3%, was primarily due to an increase in the rate of executive compensation, higher stock-based compensation expense from additional options granted to our chief executive officer in August 2014 pursuant to his amended employment agreement, and an increase in investor relation fees.

Depreciation and Amortization

Depreciation and amortization was $749,000 in 2015 compared to $642,000 in 2014. The increase of $107,000, or 16.7%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston home office building from which we operate.

Income Tax Expense

Income tax expense in 2015 was $2,514,000, which resulted in an effective tax rate of 33.0%. Income tax expense in 2014 was $1,689,000, which resulted in an effective tax rate of 32.1%. Income before taxes was $7,621,000 in 2015 compared to $5,254,000 in 2014. The increase in the effective tax rate by 0.9 percentage points in 2015 is a result of the change in the enacted state tax rate resulting in a current period decrease in the deferred tax benefit of our state net operating losses, net of the corresponding valuation adjustment. This increase was partially offset by the benefits of permanent differences generated from investment income as a result of the increase in our invested assets.

Net Income

Net income was $5,107,000 in 2015 compared to $3,565,000 in 2014. The increase in net income of $1,543,000, or 43.3%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and other income, and a decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth and other operating expenses.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$24,571	$20,131	$4,440	22.1%
Assumed written premiums	12	23	(11)	(47.8	) %
	24,583	20,154	4,429	22.0%
Ceded written premiums
Ceded to quota share treaties in force during the period	6,415	8,049	(1,634)	(20.3	) %
Return of premiums previously ceded to prior quota share treaties	(5,866)	(6,597)	731	(11.1	) %
Ceded to quota share treaties	549	1,452	(903)	(62.2	) %
Ceded to excess of loss treaties	390	341	49	14.4%
Ceded to catastrophe treaties	2,307	633	1,674	264.5%
Catastrophe reinstatement (1)	-	60	(60)	(100.0	) %
Total ceded written premiums	3,246	2,486	760	30.6%

Net written premiums	21,337	17,668	3,669	20.8%
Change in net unearned premiums	(8,208)	(7,773)	(435)	5.6%
Net premiums earned	13,129	9,895	3,234	32.7%

Ceding commission revenue
Excluding the effect of catastrophes	2,643	3,278	(635)	(19.4	) %
Effect of catastrophes (1)	-	-	-	na
Total ceding commission revenue	2,643	3,278	(635)	(19.4	) %
Net investment income	649	464	185	39.9%
Net realized gain on investments	(40)	115	(155)	(134.8	) %
Other income	275	264	11	4.2%
Total revenues	16,656	14,016	2,640	18.8%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,787	4,765	2,022	42.4%
Losses from catastrophes (1)	174	-	174	na
Total direct and assumed loss and loss adjustment expenses	6,961	4,765	2,196	46.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	1,816	227	1,589	700.0%
Losses from catastrophes (1)	95	-	95	na
Total ceded loss and loss adjustment expenses	1,911	227	1,684	741.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,971	4,538	433	9.5%
Losses from catastrophes (1)	79	-	79	na %
Net loss and loss adjustment expenses	5,050	4,538	512	11.3%

Commission expense	4,021	3,106	915	29.5%
Other underwriting expenses	3,389	2,846	543	19.1%
Other operating expenses	468	486	(18)	(3.7	) %
Depreciation and amortization	267	249	18	7.2%
Total expenses	13,195	11,225	1,970	17.6%

Income from operations before taxes	3,461	2,791	670	24.0%
Provision for income tax	1,115	907	208	22.9%
Net income	$2,346	$1,884	$462	24.5%

(1)
For the three months ended September 30, 2015, includes the effects of severe winter weather (which we define as a catastrophe). The three months ended September 30, 2014 includes catastrophe reinstatement premiums resulting from Superstorm Sandy, which occurred on October 29, 2012.   We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended September 30,
	2015	2014	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	38.5%	45.9%	(7.4)	(16.1	) %
Net underwriting expense ratio	34.3%	25.0%	9.3	37.2%
Net combined ratio	72.8%	70.9%	1.9	2.7%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2015 (“Q3-2015”) were $24,571,000 compared to $20,131,000 during the three months ended September 30, 2014 (“Q3-2014”). The increase of $4,440,000, or 22.1%, was primarily due to an increase in policies in-force during Q3-2015 as compared to Q3-2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.0% as of September 30, 2015 compared to September 30, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expire on or after May 1, 2015. Our direct written premiums in our other lines of business grew by 26.3% in Q3-2015 compared to Q3-2014. Policies-in-force in our other lines of business increased by 19.8% as of September 30, 2015 compared to September 30, 2014.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Q3-2015 and Q3-2014. For purposes of the discussion herein, the change in quota share ceding rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	September 30,
	2015	2014
	("2015/2016 Treaty")	("2014/2015 Treaty")

Quota share reinsurance rates
Personal lines	40%	55%
Commercial lines	none	none

Net written premiums increased $3,669,000, or 20.8%, to $21,337,000 in Q3-2015 from $17,668,000 in Q3-2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is subject to a quota share treaty. A reduction to the quota share ceding rates will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Effective July 1, 2015, we decreased the quota share ceding rates in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. The new treaty is on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior years. Under a “net” arrangement, all catastrophe reinsurance coverage is now purchased directly by us.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on our direct written premiums, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $1,674,000, or 264.5%, to $2,307,000 in Q3-2015 from $633,000 in Q3-2014.

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In Q3-2015, our excess of loss reinsurance ceded premiums increased by $49,000 over the ceded premiums in Q3-2014.

Net premiums earned increased $3,234,000, or 32.7%, to $13,129,000 in Q3-2015 from $9,895,000 in Q3-2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share ceding rate in our personal lines quota share treaty. The decreases in our quota share ceding rate from the July 1, 2015 Cut-off gave us a return of premiums previously ceded, which has the effect of increasing our net premiums earned during the twelve month periods after the Cut-off. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in Q3-2015 increased due to the higher net written premiums generated for the twelve months ended September 30, 2015 compared to the twelve months ended September 30, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during Q3-2015 and Q3-2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30,
	2015	2014
	("2015/2016 Treaty")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	55%	40%
Commercial lines	none	none

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$2,854	$2,653	$201	7.6%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(211)	625	(836)	(133.8	) %
Effect of catastrophes on ceding commissions earned	-	-	-	na %
Contingent ceding commissions earned	(211)	625	(836)	(133.8	) %

Total ceding commission revenue	$2,643	$3,278	$(635)	(19.4	) %

Ceding commission revenue was $2,643,000 in Q3-2015 compared to $3,278,000 in Q3-2014. The decrease of $635,000, or 19.4%, was due to an increase in provisional ceding commissions earned and a decrease in contingent ceding commissions earned.

Provisional Ceding Commissions Earned

The $201,000 increase in provisional ceding commissions earned is primarily due to the increase in provisional ceding rates under the 2015/2016 Treaty, partially offset by (1) a decrease in the quota share rate to 40% from 55%, which decreased the ceded premiums subject to provisional ceding commissions, and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty.

Contingent Ceding Commissions Earned

As a result of the increase in the provisional ceding commission rate to 55% under the 2015/2016 Treaty from 40% under the 2014/2015 Treaty, we do not have an opportunity to earn as much contingent ceding commissions. Under the “net” treaty in effect as of July 1, 2015, catastrophe losses in excess of the first $4,000,000 will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The new structure eliminates the adverse impact that catastrophe losses above $4,000,000 would have on contingent ceding commissions.

The amount of contingent ceding commissions we are eligible to receive under the 2015/2016 Treaty described in the table above that was in effect during Q3-2015 is subject to change based on losses incurred from claims with accident dates beginning July 1, 2015. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2014 under those treaties.

The $836,000 decrease in contingent ceding commissions earned is due to a decrease in the amount of premiums ceded as a result of a reduction to the personal lines quota share ceding percentages under the July 1, 2015 Cut-off from our personal lines from 55% to 40%. In addition, under the terms of the 2015/2016 Treaty our contingent ceding commission rates were reduced in exchange for an increase in our provisional ceding commission rates. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2015.

Net Investment Income

Net investment income was $649,000 in Q3-2015 compared to $464,000 in Q3-2014. The increase of $185,000, or 39.9%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after September 30, 2014. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015 and 2014. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.81% and 4.69% as of September 30, 2015 and 2014, respectively.

Net Loss and LAE

Net loss and LAE was $5,050,000 in Q3-2015 compared to $4,538,000 in Q3-2014. The net loss ratio was 38.5% in Q3-2015 compared to 45.9% in Q3-2014, a decrease of 7.4 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During Q3-2015, our net loss ratio decreased compared to Q3-2014 due primarily to a decrease in prior year development. In Q3-2015, prior year development was favorable by 4.2 points, compared to adverse (unfavorable) development of 4.4 points in Q3-2014, or a year-over-year decrease of 8.6 points.  Favorable prior year loss development was recorded for both personal lines and legacy lead paint claims.  The impact of severe winter weather increased the net loss ratio reported for Q3-2015 by 0.6 points, as one additional large pipe freeze claims developed in the quarter.  No additional impact from severe winter weather was recorded in Q3-2014.  The core net loss ratio increased slightly to 42.1% in Q3-2015 from 41.5% in Q3-2014. This was driven by higher claims severity for personal lines during Q3-2015.  See table below under “Additional Financial Information” summarizing the net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. We had 238 and 835 commercial auto policies in force,  as of September 30, 2015 and 2014, respectively, which represented 0.5%  and 1.9% of our policies in force.

Commission Expense

Commission expense was $4,021,000 in Q3-2015, or 18.9% of direct earned premiums. Commission expense was $3,106,000 in Q3-2014, or 17.6% of direct earned premiums. The increase of $915,000, or 29.5%, is due to the increase in direct written premiums in Q3-2015 as compared to Q3-2014, a change in in the mix of business to lines of business with higher commission rates, and an increase in bonus commissions.

Other Underwriting Expenses

Other underwriting expenses were $3,389,000 in Q3-2015 compared to $2,846,000 in Q3-2014. The increase of $543,000, or 19.1%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums, rate increases in state assessed regulatory fees, and state taxes based on premiums written.

Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $1,683,000 in Q3-2015 compared to $1,477,000 in Q3-2014. The increase of $206,000, or 13.9%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums decreased to 13.8% in Q3-2015 from 14.1% in Q3-2014. Other underwriting expenses as a percentage of direct earned premiums decreased to 16.0% in Q3-2015 from 16.1% in Q3-2014.

Our net underwriting expense ratio in Q3-2015 was 34.3% compared with 25.0% in Q3-2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,				Percentage
	2015		2014		Point Change

Ceding commission revenue - provisional	(21.7	) %	(26.8	) %	5.1
Ceding commission revenue - contingent	1.6		(6.3)		7.9
Other income	(2.0)		(2.1)		0.1
Acquistion costs and other underwriting expenses:
Commission expense	30.6		31.4		(0.8)
Other underwriting expenses	25.8		28.8		(3.0)
Net underwriting expense ratio	34.3%		25.0%		9.3

The increase of 9.3 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $468,000 in Q3-2015 compared to $486,000 in Q3-2014. The decrease in Q3-2015 of $18,000, or 3.7%, was primarily due to immaterial net fluctuations of various other operating expenses.

Depreciation and Amortization

Depreciation and amortization was $267,000 in Q3-2015 compared to $249,000 in Q3-2014. The increase of $18,000, or 7.2%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston home office building from which we operate.

Income Tax Expense

Income tax expense in Q3-2015 was $1,115,000, which resulted in an effective tax rate of 32.2%. Income tax expense in Q3-2014 was $907,000, which resulted in an effective tax rate of 32.5%. Income before taxes was $3,461,000 in Q3-2015 compared to $2,791,000 in Q3-2014. The decrease in the effective tax rate by 0.3 percentage points in Q3-2015 is a result of the effect of permanent differences and tax true-ups

Net Income

Net income was $2,346,000 in Q3-2015 compared to $1,884,000 in Q3-2014. The increase in net income of $462,000, or 24.5%, was due to the circumstances described above that caused the increase in our net premiums earned and net investment income, and a decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Gross premiums written:
Personal lines	$19,145,024	$15,711,055	$50,346,928	$41,545,193
Commercial lines	3,075,096	2,522,580	9,376,315	8,868,681
Commercial auto	(42,630)	660,352	537,123	2,796,350
Livery physical damage	2,342,470	1,196,027	6,800,527	3,337,415
Other(1)	63,481	64,058	199,912	220,681
Total	$24,583,441	$20,154,072	$67,260,805	$56,768,320

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$10,271,498	$6,997,928	$23,443,844	$13,346,410
Return of premiums previously ceded to
prior quota share treaties	5,866,300	5,159,646	5,866,300	5,159,646
Total Personal lines	16,137,798	12,157,574	29,310,144	18,506,056

Commercial lines
Excluding the effect of quota share
adjustments on July 1	2,833,838	2,157,528	8,592,916	6,583,539
Return of premiums previously ceded to
prior quota share treaties	-	1,437,345	-	1,437,345
Total Commercial lines	2,833,838	3,594,873	8,592,916	8,020,884

Commercial auto	(41,136)	662,763	487,735	2,723,895
Livery physical damage	2,342,470	1,196,027	6,800,527	3,337,415
Other(1)	64,599	56,907	155,875	166,338
Total	$21,337,569	$17,668,144	$45,347,197	$32,754,588

Net premiums earned:
Personal lines	$8,171,882	$5,570,792	$20,371,281	$10,939,049
Commercial lines	2,616,290	2,381,999	7,481,031	5,716,654
Commercial auto	333,338	969,934	1,517,246	3,105,243
Livery physical damage	1,962,121	938,287	4,882,588	2,360,959
Other(1)	45,973	33,988	128,972	128,779
Total	$13,129,604	$9,895,000	$34,381,118	$22,250,684

Net loss and loss adjustment expenses:
Personal lines	$2,705,526	$877,100	$8,857,444	$4,239,455
Commercial lines	1,339,960	1,343,194	4,638,848	2,881,640
Commercial auto	8,122	1,548,361	585,658	2,840,763
Livery physical damage	666,838	389,951	1,796,867	901,779
Other(1)	1,821	94,855	113,621	240,664
Unallocated loss adjustment expenses	327,927	284,706	891,786	766,759
Total	$5,050,194	$4,538,167	$16,884,224	$11,871,060

Net loss ratio:
Personal lines	33.1%	15.7%	43.5%	38.8%
Commercial lines	51.2%	56.4%	62.0%	50.4%
Commercial auto	2.4%	159.6%	38.6%	91.5%
Livery physical damage	34.0%	41.6%	36.8%	38.2%
Other(1)	4.0%	279.1%	88.1%	186.9%
Total	38.5%	45.9%	49.1%	53.4%
__________________________________

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Net premiums earned	$13,129,604	$9,895,000	$34,381,118	$22,250,684
Ceding commission revenue	2,643,531	3,278,319	9,388,457	10,365,651
Net investment income	649,441	463,513	1,850,069	1,294,216
Net realized gain on investments	(40,487)	115,176	(105,718)	438,126
Other income	268,698	204,494	721,087	535,847
Total revenues	16,650,787	13,956,502	46,235,013	34,884,524

Expenses
Loss and loss adjustment expenses	5,050,194	4,538,167	16,884,224	11,871,060
Commission expense	4,021,383	3,106,064	11,033,874	8,592,364
Other underwriting expenses	3,389,024	2,845,708	9,349,842	7,656,532
Depreciation and amortization	266,578	248,042	747,118	639,403
Total expenses	12,727,179	10,737,981	38,015,058	28,759,359

Income from operations	3,923,608	3,218,521	8,219,955	6,125,165
Income tax expense	1,282,497	1,039,149	2,678,834	1,961,849
Net income	$2,641,111	$2,179,372	$5,541,121	$4,163,316

Key Measures:
Net loss ratio	38.5%	45.9%	49.1%	53.4%
Net underwriting expense ratio	34.3%	25.0%	29.9%	24.0%
Net combined ratio	72.8%	70.9%	79.0%	77.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$7,410,407	$5,951,772	$20,383,716	$16,248,896
Less: Ceding commission revenue	(2,643,531)	(3,278,319)	(9,388,457)	(10,365,651)
Less: Other income	(268,698)	(204,494)	(721,087)	(535,847)
Net underwriting expenses	$4,498,178	$2,468,959	$10,274,172	$5,347,398

Net premiums earned	$13,129,604	$9,895,000	$34,381,118	$22,250,684

Net Underwriting Expense Ratio	34.3%	25.0%	29.9%	24.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2015
Written premiums	$67,225,990.00	$34,815	$(21,913,608.00)	$45,347,197.00
Change in unearned premiums	(6,984,651)	1,362	(3,982,790)	(10,966,079)
Earned premiums	$60,241,339	$36,177	$(25,896,398)	$34,381,118

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,162,707	$101,782	$(8,470,858)	$14,793,631
Catastrophe loss	4,645,762	-	(2,555,169)	2,090,593
Loss and loss adjustment expenses	$27,808,469	$101,782	$(11,026,027)	$16,884,224

Loss ratio excluding the effect of catastrophes	38.5%	281.3%	32.7%	43.0%
Catastrophe loss	7.7%	0.0%	9.9%	6.1%
Loss ratio	46.2%	281.3%	42.6%	49.1%

Nine months ended September 30, 2014
Written premiums	$56,729,057	$39,263	$(24,013,732)	$32,754,588
Change in unearned premiums	(7,311,116)	(6,082)	(3,186,706)	(10,503,904)
Earned premiums	$49,417,941	$33,181	$(27,200,438)	$22,250,684

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,939,544	$48,774	$(9,058,285)	$10,930,033
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$23,703,652	$48,774	$(11,881,366)	$11,871,060

Loss ratio excluding the effect of catastrophes	40.3%	147.0%	33.3%	49.1%
Catastrophe loss	7.7%	0.0%	10.4%	4.3%
Loss ratio	48.0%	147.0%	43.7%	53.4%

Three months ended September 30, 2015
Written premiums	$24,570,496	$12,945	$(3,245,871)	$21,337,570
Change in unearned premiums	(3,330,333)	(1,015)	(4,876,618)	(8,207,966)
Earned premiums	$21,240,163	$11,930	$(8,122,489)	$13,129,604

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,756,876	$31,056	$(1,815,970)	$4,971,962
Catastrophe loss	173,849	-	(95,617)	78,232
Loss and loss adjustment expenses	$6,930,725	$31,056	$(1,911,587)	$5,050,194

Loss ratio excluding the effect of catastrophes	31.8%	260.3%	22.4%	37.9%
Catastrophe loss	0.8%	0.0%	1.2%	0.6%
Loss ratio	32.6%	260.3%	23.5%	38.5%

Three months ended September 30, 2014
Written premiums	$20,131,112	$22,961	$(2,485,929)	$17,668,144
Change in unearned premiums	(2,438,306)	(12,433)	(5,322,405)	(7,773,144)
Earned premiums	$17,692,806	$10,528	$(7,808,334)	$9,895,000

Loss and loss adjustment expenses exluding
the effect of catastrophes	$4,749,296	$15,958	$(227,087)	$4,538,167
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$4,749,296	$15,958	$(227,087)	$4,538,167

Loss ratio excluding the effect of catastrophes	26.8%	151.6%	2.9%	45.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	26.8%	151.6%	2.9%	45.9%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net premiums earned	$13,129,604	$9,895,000	$34,381,118	$22,250,684
Ceding commission revenue (1)	2,643,531	3,278,319	9,388,457	10,365,651
Other income	268,698	204,494	721,087	535,847

Loss and loss adjustment expenses (2)	5,050,194	4,538,167	16,884,224	11,871,060

Acquistion costs and other underwriting expenses:
Commission expense	4,021,383	3,106,064	11,033,874	8,592,364
Other underwriting expenses	3,389,024	2,845,708	9,349,842	7,656,532
Total acquistion costs and other
underwriting expenses	7,410,407	5,951,772	20,383,716	16,248,896

Underwriting income	$3,581,232	$2,887,874	$7,222,722	$5,032,226

Key Measures:
Net loss ratio excluding the effect of catastrophes	37.9%	45.9%	43.0%	49.1%
Effect of catastrophe loss on net loss ratio (2) (3)	0.6%	0.0%	6.1%	4.3%
Net loss ratio	38.5%	45.9%	49.1%	53.4%

Net underwriting expense ratio excluding the
effect of catastrophes	34.3%	25.0%	26.2%	21.7%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	0.0%	3.7%	2.3%
Net underwriting expense ratio	34.3%	25.0%	29.9%	24.0%

Net combined ratio excluding the effect
of catastrophes	72.2%	70.9%	69.2%	70.8%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	0.6%	0.0%	9.8%	6.6%
Net combined ratio	72.8%	70.9%	79.0%	77.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$7,410,407	$5,951,772	$20,383,716	$16,248,896
Less: Ceding commission revenue (1)	(2,643,531)	(3,278,319)	(9,388,457)	(10,365,651)
Less: Other income	(268,698)	(204,494)	(721,087)	(535,847)
	$4,498,178	$2,468,959	$10,274,172	$5,347,398

(1) For the nine months ended September 30, 2015 and 2014, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $1,280,521 and $517,269, respectively. For the three months ended September 30, 2015 and 2014, there was no effect from severe winter weather, defined as a catastrophe, on contingent ceding commission.

(2) For the nine months ended September 30, 2015 and 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $2,090,593 and $941,027, respectively, resulting from severe winter weather. For the three months ended September 30, 2015 and 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $78,232 and $-0-, respectively, resulting from severe winter weather.

(3) For the nine months ended September 30, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $324,906 and $163,673, respectively, decrease in other underwriting expenses. For the three months ended September 30, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue. There was no material indirect effect to other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2015 and December 31, 2014:

Available-for-Sale Securities

	September 30, 2015

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,682,943.00	$478,684	$(37,619)	$-	$14,124,008.00	19.7%

Corporate and other bonds
Industrial and miscellaneous	43,005,459	791,305	(333,737)	(40,438)	43,422,589	60.6%

Residential mortgage backed					-
securities	4,523,275	49,488	(24,051)	-	4,548,712	6.4%
Total fixed-maturity securities	61,211,677	1,319,477	(395,407)	(40,438)	62,095,309	86.7%
Equity Securities	9,536,987	320,708	(349,805)	(14,598)	9,493,292	13.3%
Total	$70,748,664	$1,640,185	$(745,212)	$(55,036)	$71,588,601	100.00%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	24.1%

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	62.4%
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	86.5%
Equity Securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	13.5%
Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	100.0%

Held-to-Maturity Securities

	September 30, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,380	$163,096	$-	$-	$769,476	14.6%

Political subdivisions of States,
Territories and Possessions	1,416,537	58,142	-	(46,621)	1,428,058	27.1%

Corporate and other bonds
Industrial and miscellaneous	3,114,281	91,875	(2,577)	(127,694)	3,075,885	58.3%

Total	$5,137,198	$313,113	$(2,577)	$(174,315)	$5,273,419	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	14.6%

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	26.9%

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	58.5%

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054.00	100.00%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2015 and December 31, 2014 is shown below:

	September 30, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	505,150	-	-
Five to ten years	4,030,818	3,998,793	3,522,927	3,563,401
More than 10 years	606,380	769,476	1,605,808	1,831,653
Total	$5,137,198	$5,273,419	$5,128,735	$5,395,054

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2015 and December 31, 2014 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	2,512,479	4.0%	2,779,539	5.5%
AA	9,975,808	16.1%	9,826,545	19.2%
A	14,081,390	22.7%	13,954,036	27.3%
BBB	30,976,920	49.8%	24,560,739	48.0%
Total corporate and municipal bonds	57,546,597	92.6%	51,120,859	100.0%

Residential mortgage backed securities
CCC	437,661	0.7%	-	0.0%
CC	342,148	0.6%	-	0.0%
C	3,768,903	6.1%	-	0.0%
Total residential mortgage backed securities	4,548,712	7.4%	-	0.0%

Total	$62,095,309	100.0%	$51,120,859	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2015 and December 31, 2014:

Category	September 30, 2015	December 31, 2014
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.38%	3.29%

Political subdivisions of States,
Territories and Possessions	3.72%	3.77%

Corporate and other bonds
Industrial and miscellaneous	4.21%	4.20%

Residential mortgage backed securities	6.36%	n/a

Total	4.23%	4.06%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Weighted average effective maturity	5.9	6.5

Weighted average final maturity	7.7	7.3

Effective duration	5.2	5.7

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value under GAAP guidance as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). This GAAP guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2015 and December 31, 2014, 63% and 63%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2015 and December 31, 2014, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$852,736	$(37,619)	3	$-	$-	-	$852,736	$(37,619)

Corporate and other
bonds industrial and
miscellaneous	8,963,637	(333,737)	17	450,035	(40,438)	1	9,413,672	(374,175)

Residential mortgage
backed securities	1,132,899	(24,051)	5	-	-	-	1,132,899	(24,051)

Total fixed-maturity
securities	$10,949,272.00	$(395,407)	25	$450,035	$(40,438)	1	$11,399,307	$(435,845)

Equity Securities:
Preferred stocks	$727,065	$(43,971)	2	$697,517	$(14,598)	3	$1,424,582	$(58,569)
Common stocks	3,553,900	(305,834)	16	-	-	-	3,553,900	(305,834)

Total equity securities	$4,280,965	$(349,805)	18	$697,517	$(14,598)	3	$4,978,482	$(364,403)

Total	$15,230,237	$(745,212)	43	$1,147,552.00	$(55,036)	4	$16,377,789	$(800,248)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227.00	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376.00	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

There were 47 securities at September 30, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 35 securities at December 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

Through the quarter ended March 31, 2015, the primary sources of cash flow for our holding company operations were in connection with the fee income we received from premium finance. On March 27, 2015, we received $350,000 in connection with the early termination of the agreement that generated placement fees in our premium finance business (see Note 12 to the Condensed Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the nine months ended September 30, 2015, KICO paid dividends of $1,200,000 to us.

We have an agreement with a bank for a $600,000 line of credit to be used for general corporate needs. The principal balance is payable on demand, and must be reduced to zero for a minimum of 30 consecutive days during each year of the term of the credit line. There were no borrowings on the credit line during the nine months ended September 30, 2015, and the outstanding principal balance was $-0- as of September 30, 2015.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2015	2014

Cash flows provided by (used in):
Operating activities	$12,724,166	$10,313,334
Investing activities	(14,576,723)	(24,228,173)
Financing activities	(1,322,692)	(979,662)
Net decrease in cash and cash equivalents	(3,175,249)	(14,894,501)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$6,731,629	$5,028,005

Net cash provided by operating activities was $12,724,000 in 2015 as compared to $10,313,000 provided in 2014. The $2,411,000 increase in cash flows provided by operating activities in 2015 was primarily a result of an increase cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $1,870,000.

Net cash used in investing activities was $14,577,000 in 2015 compared to $24,228,000 used in 2014. The $9,651,000 decrease in cash used in investing activities is the result of a $17,470,000 decrease in acquisitions of invested assets, offset by a $7,306,000 increase in sales of invested assets.

Net cash used in financing activities was $1,323,000 in 2015 compared to $980,000 used in 2014. The $343,000 increase in cash used in financing activities is the result of the $204,000 purchase of treasury stock in 2015, compared to $47,000 purchased in 2014, a $152,000 increase in dividends paid due to additional shares outstanding in 2015 and an increase in the dividend rate.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 calendar year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for the nine months ended September 30, 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years. Our quota share reinsurance treaties in effect for the nine months ended September 30, 2014 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. Our quota share reinsurance treaty in effect for the nine months ended September 30, 2014 for our commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. We did not renew our expiring commercial lines quota share reinsurance treaty on July 1, 2014.

Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, we had the option to increase the quota share percentage from 75% to a maximum of 85% or decrease the quota share percentage from 75% to a minimum of 55% by giving no less than 30 days advance notice. On May 12, 2014, we notified the personal lines reinsurers of our election to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% effective July 1, 2014.We entered into new annual treaties with different terms effective July 1, 2015. Our treaties for the July 1, 2013/ June 30, 2014, July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years provide for the following material terms:

	Treaty Year
	July 1, 2015	July 1, 2014	July 1, 2013
	to	to	to
Line of Busines	June 30, 2016	June 30, 2015	June 30, 2014

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	55%	75%
Risk retained	$450,000	$360,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	$750,000	$800,000	$1,200,000
Excess of loss coverage above quota share coverage	$3,750,000	$3,200,000	$1,700,000
	in excess of	in excess of	in excess of
	$750,000	$800,000	$1,200,000
Total reinsurance coverage per occurrence	$4,050,000	$3,640,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000	$2,900,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$2,900,000	$1,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$3,000,000	$2,000,000
Expiration date	June 30, 2016	June 30, 2015	June 30, 2014

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	25%
Risk retained	$425,000	$400,000	$300,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	$400,000
Excess of loss coverage above quota share coverage	$4,075,000	$3,600,000	$2,500,000
	in excess of	in excess of	in excess of
	$425,000	$400,000	$400,000
Total reinsurance coverage per occurrence	$4,075,000	$3,600,000	$2,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000	$2,900,000

Commercial Auto:
Risk retained	$300,000	$300,000	$300,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000	$1,700,000
	in excess of	in excess of	in excess of
	$300,000	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$2,400,000	$1,800,000	$1,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$176,000,000.00	$137,000,000.00	$86,000,000
Severe winter weather aggregate (3)	Yes	Yes	No
Reinstatement premium protection (4)	Yes	No	No

1.	Plus losses in excess of catastrophe coverage.
2.
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2015, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 120 consecutive hours from 96 consecutive hours.

3.	Effective July 1, 2014, our catastrophe treaty also covers losses caused by severe winter weather during any consecutive 28 day period.
4.	Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000.

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2015 are as follows:

	July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000
	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000
	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Auto	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000
	$4,000,000 - $180,000,000	None
	Over $180,000,000	100%

The single maximum risks per occurrence to which we are subject under the treaties that expired on June 30, 2015 and 2014 are as follows:

	July 1, 2014 - June 30, 2015		July 1, 2013 - June 30, 2014
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $800,000	$360,000	Initial $1,200,000	$300,000
	$800,000 - $4,000,000	None(1)	$1,200,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $2,000,000	None(1)
	Over $3,000,000	100%	Over $2,000,000	100%

Commercial Lines	Initial $400,000	$400,000	Initial $400,000	$300,000
	$400,000 - $4,000,000	None(1)	$400,000 - $2,900,000	None(1)
	Over $4,000,000	100%	Over $2,900,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$1,800,000	Initial $4,000,000	$1,000,000
	$4,000,000 - $141,000,000	None	$4,000,000 - $90,000,000	None
	Over $141,000,000	100%	Over $90,000,000	100%
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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	Not applicable

(c)	The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

7/1/15 – 7/31/15	-		-	-	-
8/1/15 – 8/31/15	1,000	(1)	$8.09	-	-
9/1/15 – 9/30/15	-		-	-	-
Total	1,000		$8.09	-	-

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

KINGSTONE COMPANIES, INC.

Dated: November 11, 2015	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: November 11, 2015	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer