Form 10-K
period 2015-12-31
KINGSTONE COMPANIES, INC.
filed 2016-03-24
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,754,324 based on the closing sale price as reported on the NASDAQ Capital Market.  As of March 22, 2016, there were 7,321,637 shares of common stock outstanding.

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

We offer property and casualty insurance products to small businesses and individuals in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Pennsylvania and Texas; however, KICO writes substantially all of its business in New York. Payments, Inc., our wholly owned subsidiary, is a licensed premium finance company in the State of New York and through March 31, 2015, received fees for placing contracts with a third party licensed premium finance company.

Recent Developments

Developments During 2015

●  Reduced Reliance on Quota Share Reinsurance

Effective July 1, 2015, KICO reduced the ceding percentage for its personal lines quota share reinsurance treaty from 55% gross quota share to 40% net quota share. The reduction of the ceding percentage allows KICO to retain a higher portion of its premiums.

•  Implemented Electronic Content Management and Workflow System

In July 2015, KICO implemented Vertafore’s ImageRight® software, an insurance industry leading electronic content management and workflow system. The new software enhancement has streamlined underwriting and claims processes, allowing for greater efficiency and increased production to support KICO’s continued growth.

•  Expanded Licensing to Additional States

In 2015, KICO expanded its ability to write property and casualty insurance by obtaining licenses to write insurance policies in New Jersey, Connecticut and Texas.

•  A.M. Best Rating

In 2015, the A.M. Best rating for KICO was upgraded from B+ (Good) to B++ (Good).

•  Increased Rate of Dividends Declared

In November 2015, we increased the quarterly dividends on our common stock from $.05 per share to $.0625 per share.

Dividends of $.05 per share were declared on each of February 6, 2015, May 12, 2015 and August 11, 2015 and were paid on March 13, 2015 and June 15, 2015 and September 14, 2015, respectively. A dividend of $.0625 per share was declared on November 10, 2015 and was paid on December 14, 2015.

Developments During 2014

•  Reduced Reliance on Quota Share Reinsurance

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

• Increased Rate of Dividends Declared

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

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, after considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

            General; Strategy

 We are a property and casualty insurance holding company whose principal operating subsidiary is Kingstone Insurance Company, referred to as KICO, domiciled in the State of New York. We are a multi-line regional property and casualty insurance company writing business exclusively through independent retail and wholesale agents and brokers, referred to collectively as producers. We are licensed to write insurance policies in New York, New Jersey, Connecticut, Pennsylvania and Texas.

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our goal is to allocate capital efficiently to those lines of business that generate sustainable underwriting profits and exit any line for which an underwriting profit is not likely to result. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers prefer to place profitable business with us because we provide excellent, consistent service to our producers, policyholders and claimants coupled with competitive rates and commission levels and a consistent market presence. We offer a wide array of personal and commercial lines policies, and we believe that this differentiates us from other insurance companies that also distribute through our selected producers.

Our principal objectives are to increase the volume of profitable business that we write while limiting our risk of loss and preserving our capital. We seek to generate underwriting income by writing profitable insurance policies and by effectively managing our other underwriting and operating expenses. We are pursuing profitable growth by expanding the geographic regions in which we operate, increasing the volume of business that we write with existing producers, developing new selected producer relationships, and introducing niche insurance products that are attractive to our producers and policyholders.

For the year ended December 31, 2015, our gross written premiums totaled $91.0 million, an increase of 19.3% from the $76.3 million in gross written premium for the year ended December 31, 2014. For the year ended December 31, 2015, our gross written premiums from our continuing lines of business grew by 23.9% compared to the year ended December 31, 2014.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, condominiums, renters, equipment breakdown and service line endorsements, and personal umbrella policies. Personal lines policies accounted for 76.0% of our gross written premiums for the year ended December 31, 2015.

Commercial liability - We offer business owners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized business owners’ risks, including those with limited residential exposures. Commercial lines policies accounted for 13.2% of our gross written premiums for the year ended December 31, 2015.

Commercial automobile – Until recently we provided liability and physical damage coverage for light vehicles owned by small contractors and artisans. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. Commercial automobile policies accounted for 0.6% of our gross written premiums for the year ended December 31, 2015.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 9.9% of our gross written premiums for the year ended December 31, 2015.

Other - We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations. This subset of our business accounted for 0.3% of our gross written premiums for the year ended December 31, 2015.

Our Competitive Strengths

History of Growing Our Profitable Operations

Our insurance company subsidiary, KICO, has been in operation in the State of New York for 129 years. We have consistently increased the volume of profitable business that we write by introducing new insurance products, increasing the volume of business that we write with our selected producers and developing new producer relationships. KICO has earned an underwriting profit in each of the past ten years, including in 2012 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the New York market is a competitive advantage with producers and policyholders.

Strong Producer Relationships

Within our selected producers’ offices, we compete with other property and casualty insurance carriers available to those producers. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service. In the last three performance surveys conducted by the Professional Insurance Agents of New York and New Jersey (“PIA”) of its membership (2010, 2012, and 2014), KICO was rated as the one of the top performing insurance companies in New York, twice ranking as the top rated carrier among all those surveyed.

We offer our selected producers the ability to write a wide array of personal lines and commercial lines policies, including some which are unique to us. Many of our producers write multiple lines of business with us, which provides an advantage over those competitors who are focused on a single product line. We now provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market for over 100 years and we believe that producers value the longevity of our relationship with them. We believe that the excellent service we provide to our selected producers, our broad product offering, and our consistent market presence provides a foundation for profitable growth.

Sophisticated Underwriting and Risk Management Practices

We believe that we have a significant underwriting advantage due to our local market presence and expertise. Our underwriting process evaluates and screens out certain risks based on property reports, individual insurance scoring, information collected from physical property inspections, and driving records. We maintain certain policy exclusions that reduce our exposure to risks that can create severe losses. We target a more preferred risk profile in order to reduce adverse selection from risks seeking the lowest premiums by selecting only minimal coverage levels.

Our underwriting procedures, premium rates and policy terms support the underwriting profitability of our personal lines policies. We apply premium surcharges for certain coastal properties and maintain deductibles for hurricane-prone exposures in order to provide an appropriate premium rate for the risk of loss. We limit the business that we write in certain coastal counties and within close proximity to coastlines, through the use of individual catastrophe risk scoring, in order to manage our exposure to catastrophic weather events.

Our underwriting expertise and risk management practices enable us to profitably write personal and commercial lines business in our markets without the need for frequent rate adjustments. We believe that the consistency and the reliable availability of our insurance products is important to our selected producer relationships.

Effective Utilization of Reinsurance

Our reinsurance treaties allow us to limit our exposure to the financial impact of catastrophe losses and to reduce our net liability on individual risks. Our reinsurance program is structured to enable us to grow our premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes.

Our reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that a prudent reduction in our reliance on quota share reinsurance in the future could increase our overall net underwriting profits.

Experienced Management Team

Our management team has significant expertise in underwriting, agency management, claims management and insurance regulatory matters. Barry Goldstein, our Chairman and Chief Executive Officer, has extensive experience in the insurance industry and managing public companies. He has served in his current capacity since 2001 and previously served as president of an insurance agency in Pennsylvania. John Reiersen, Executive Vice President of KICO, has over 50 years of industry and regulatory experience and previously served as Chief Examiner in the Property and Casualty Insurance Bureau of the New York State Insurance Department, now known as the New York State Department of Financial Services. Benjamin Walden, Senior Vice President and Chief Actuary of KICO, has 26 years of experience with both large and small insurance carriers and has also worked for actuarial consulting firms.  Throughout his career, he has specialized in many of the markets that are a primary focus for KICO.  Our underwriting and claims managers have extensive experience in the insurance industry with an average of 33 years of experience, including over 6 years with KICO on average.

Scalable, Low-Cost Operations

 We focus on keeping expenses low, but invest in tools and processes that improve the efficiency and effectiveness of underwriting risks and processing claims.  We evaluate the costs and benefits of each new tool or process in order to achieve optimal results.  While the majority of our policies are written for risks in downstate New York, our Kingston, New York location provides a significantly lower cost operating environment. We also take a proactive approach to settling outstanding claims rather than engaging in protracted litigation, which results in substantially lower loss adjustment expenses and reduced reserve uncertainty.

We have made investments to develop online application and quoting systems for many of our personal lines and commercial products. This has resulted in increased business submissions from our producers due to the greater ease of placing business with us. We plan to expand these online capabilities to all lines of business. We have also leveraged a paperless workflow management and document storage tool in order to further improve efficiency and reduce costs.  Our ability to control the growth of our operating and other expenses while growing revenue at a higher rate is a key component of our business model and is important to our future financial success.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche risk segments for which we have detailed expertise and can take advantage of market conditions.  We monitor results on a regular basis and all of our selected producers are reviewed by management on a quarterly basis.  We utilize certain targeted policy exclusions to reduce our exposure to risks that can create severe losses.

We believe that our rates are competitive with other carriers’ rates in our markets.  We believe that consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our selected producers who understand and appreciate the consistent path we have chosen.  We carefully underwrite all of our business utilizing the CLUE industry claims database, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. In the event that a material misrepresentation is discovered in the underwriting application, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in New York City and Long Island and are cognizant of our exposure to hurricanes. We have mitigated this risk through application of mandatory hurricane deductibles in these areas. Our claim and underwriting expertise enables us to profitably write personal lines business in all areas of New York City and Long Island.

Distribution

We generate business through our relationships with over 350 independent producers. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We only distribute through independent agents and have never sought to distribute our products direct to the consumer.  We will not appoint any agency owned or controlled by another carrier which distributes its products direct to the consumer.  We monitor and evaluate the performance of our producers through periodic reviews of volume, profitability, and quality of business. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned an underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriter is the principal reason producers place their business with us. Our online application and quoting systems have streamlined the process of placing business with KICO.  Our producers have access to a website portal that contains all of our applications, quoting screens, policy forms and underwriting guidelines for all lines of business.  We send out frequent electronic “Producer Grams” in order to inform our producers of updates at KICO. In addition, we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in New York State. Our market primarily consists of New York City, Long Island and Westchester County, which we collectively define as Downstate New York. We are also licensed to write insurance in Connecticut, New Jersey, Pennsylvania, and Texas, and are in the process of obtaining a license in one other state.

New York State is the fourth largest property and casualty insurance market in the U.S. and the fourth largest state in the United States with respect to homeowners and dwelling fire insurance direct premiums written. In 2015, we were the 19th largest writer of homeowners and dwelling fire insurance in the State of New York, according to data compiled by SNL Financial. Based on this same data, we now have a 0.9% market share for this combined group of personal lines property business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in the Downstate New York property insurance market due to the high catastrophe risk that exists in the region. Given present market conditions, we believe that we have the opportunity to significantly expand the size of our business in the State of New York, as well as in the other states where we recently became licensed.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2015	2014

Balance at beginning of period	$39,912,683	$34,503,229
Less reinsurance recoverables	(18,249,526)	(17,363,975)
Net balance, beginning of period	21,663,157	17,139,254

Incurred related to:
Current year	23,642,998	15,268,426
Prior years	(462,998)	1,763,762
Total incurred	23,180,000	17,032,188

Paid related to:
Current year	13,172,870	6,351,920
Prior years	8,500,151	6,156,365
Total paid	21,673,021	12,508,285

Net balance at end of period	23,170,136	21,663,157
Add reinsurance recoverables	16,706,364	18,249,526
Balance at end of period	$39,876,500	$39,912,683

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2005 through 2015. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2015, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170
Net reserve estimated as of One year later	3,627	4,844	5,430	6,119	6,235	7,483	9,261	13,886	18,903	21,200
Two years later	4,315	5,591	5,867	6,609	6,393	8,289	11,022	16,875	18,332
Three years later	5,101	5,792	6,433	6,729	6,486	9,170	12,968	16,624
Four years later	5,094	6,260	6,569	6,711	7,182	10,128	12,552
Five years later	5,540	6,343	6,683	7,261	7,766	9,925
Six years later	5,616	6,429	7,245	7,727	7,602
Seven years later	5,678	6,886	7,721	7,554
Eight years later	6,140	7,318	7,568
Nine years later	6,560	7,160
Ten years later	6,399
Net cumulative redundancy (deficiency)	(3,325)	(2,790)	(2,769)	(1,731)	(1,601)	(2,645)	(4,032)	(4,559)	(1,193)	463

(in thousands of $)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	1,106	2,018	1,855	2,533	2,307	3,201	3,237	4,804	6,156	8,500
Two years later	2,321	3,303	3,339	3,974	3,992	4,947	5,661	8,833	10,629
Three years later	3,321	4,036	4,339	5,054	4,659	6,199	8,221	11,873
Four years later	3,705	4,471	5,146	5,373	5,238	7,737	10,100
Five years later	3,988	5,079	5,424	5,717	5,997	8,585
Six years later	4,484	5,305	5,738	6,224	6,562
Seven years later	4,595	5,594	6,247	6,718
Eight years later	4,880	5,966	6,740
Nine years later	5,246	6,377
Ten years later	5,654

Net reserve -
December 31,	3,074	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170
* Reinsurance Recoverable	7,283	6,523	6,693	9,766	10,512	10,432	9,960	18,420	17,364	18,250	16,707
* Gross reserves -
December 31,	10,357	10,893	11,492	15,589	16,513	17,712	18,480	30,485	34,503	39,913	39,877

Net re-estimated reserve	6,399	7,160	7,568	7,554	7,602	9,925	12,552	16,624	18,332	21,200
Re-estimated reinsurance recoverable	11,137	11,312	11,254	12,954	12,920	13,621	14,150	27,750	19,779	18,742
Gross re-estimated reserve	17,536	18,472	18,822	20,508	20,522	23,546	26,702	44,374	38,111	39,942

Gross cumulative redundancy (deficiency)	(7,179)	(7,579)	(7,330)	(4,919)	(4,009)	(5,834)	(8,222)	(13,889)	(3,608)	(29)

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

Our quota share reinsurance treaties in effect for the year ended December 31, 2015 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”) and July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”). The expired 2014/2015 Treaty was at a 55% quota share percentage and the current 2015/2016 Treaty is at a 40% quota share percentage. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines policy for dates of loss after July 1, 2015 is $450,000.

We did not renew our expiring 25% commercial lines quota share reinsurance treaty on July 1, 2014.  Excess of loss contracts provide coverage for individual commercial lines losses. Our maximum net retention under excess of loss treaties for any one commercial general liability policy for dates of loss after July 1, 2015 is $425,000. Commercial auto policies are covered by an excess of loss reinsurance contract that provides coverage for individual losses in excess of $300,000.

We earn ceding commission revenue under the quota share reinsurance treaties based on a  provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provides minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2015/2016 Treaty, we are receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, we earn more provisional ceding commissions, while contingent ceding commissions are reduced due the less favorable sliding scale rate.

The 2015/2016 Treaty is on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is now purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share, drastically reducing the adverse impact that a catastrophic event can have on ceding commissions.

In 2015, we purchased catastrophe reinsurance to provide coverage of up to $180 million for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single one-in-200 year storm event. Losses on personal lines policies are subject to the 40% quota share treaty, which results in a net retention by us of $2.4 million of exposure per catastrophe occurrence. Our catastrophe reinsurance also covers losses caused by severe winter weather during any consecutive 28 day period. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2015, we have reinstatement premium protection on the first $16,000,000 layer of catastrophe coverage in excess of $4,000,000.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2015 and 2014, is summarized in the table below by type of investment.

	December 31, 2015		December 31, 2014
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$13,551,372	15.0%	$9,906,878	13.4%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	606,389	0.7%	606,353	0.8%

Political subdivisions of states,
territories and possessions	1,417,679	1.6%	1,413,303	1.9%

Available for sale
Corporate and other bonds
Industrial and miscellaneous	3,114,804	3.4%	3,109,079	4.2%

Political subdivisions of states,
territories and possessions	12,555,098	13.9%	14,244,438	19.2%

Corporate and other bonds
Industrial and miscellaneous	44,956,468	49.7%	36,876,421	49.7%

Residential backed mortgage securities	4,990,498	5.5%	-	0.0%

Preferred stocks	2,915,650	3.2%	3,126,280	4.2%

Common stocks	6,288,620	7.0%	4,891,449	6.6%
Total	$90,396,578	100.0%	$74,174,201	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2015 and 2014 as rated by Standard and Poor’s (or if unavailable from Standard and Poor's, then Moody’s or Fitch):

	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
Corporate and municipal bonds
AAA	$2,218,147	3.5%	$2,779,539	5.5%
AA	9,060,781	14.5%	9,826,545	19.2%
A	10,639,888	17.0%	13,954,036	27.3%
BBB	35,592,750	57.1%	24,560,739	48.0%
Total corporate and municipal bonds	57,511,566	92.1%	51,120,859	100.0%

Residential mortgage backed securities
A	216,077	0.3%	-	0.0%
CCC	457,889	0.7%	-	0.0%
CC	402,558	0.6%	-	0.0%
D	3,913,974	6.3%	-	0.0%
Total residential mortgage backed securities	4,990,498	7.9%	-	0.0%

Total	$62,502,064	100.0%	$51,120,859	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  In 2009, KICO applied for its initial A.M. Best rating, and was assigned a letter rating of “B” (Fair) by A.M. Best in 2010. Our rating was upgraded to B+ (Good) in 2011 and B++ (Good) in 2015. KICO is beginning the process of undergoing its annual review from A.M. Best, which may result in a change to its rating. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. An A.M. Best rating of A- or better could create additional demand from producers in markets requiring a carrier to have that level of rating from A.M. Best. We currently have a Demotech rating of A (Excellent) which generally qualifies our policies as eligible by most banks and finance companies.

Severe Winter Weather

Our predominant market, downstate New York, suffered severe weather during the winters of 2015 and 2014. We include severe winter weather in our definition of catastrophe. The catastrophe component of 2015 and 2014 severe winters was determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water related structural damage as a result of excess snow and below normal temperatures for an extended period of time. The effects of severe winter weather increased our net loss ratio by 4.3 percentage points in 2015 and 2.9 percentage points in 2014.

The computation to determine contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from severe winter weather. Such losses increased our ceded loss ratio in our July 1, 2014/June 30, 2015 personal lines quota share treaties which reduced our contingent ceding commission revenue by $1.3 million for the year ended December 31, 2015. The effects of severe winter weather increased our net underwriting expense ratio by 2.7 percentage points in 2015. The effects of severe winter weather increased our ceded loss ratio in our July 1, 2013/June 30, 2014 personal lines quota share treaties which reduced our contingent ceding commission revenue by $0.5 million for the year ended December 31, 2014. The effects of severe winter weather increased our net underwriting expense ratio by 1.6 percentage points in 2014.

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

Prior to February 1, 2008, Payments Inc. provided premium financing in connection with the obtaining of insurance policies.  Effective February 1, 2008, Payments Inc. sold its outstanding premium finance loan portfolio.  The purchaser of the portfolio (the “Purchaser”) agreed that, during the five year period ended February 1, 2013 (which period was extended to February 1, 2015), it would purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York (the “Agreement”). In connection with such purchases, Payments was entitled to receive a fee generally equal to a percentage of the amount financed. On July 17, 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments was entitled to receive the fees for an additional two years (“Termination Period”) with regard to contracts for policies from our producers. On March 26, 2015, we and the Purchaser agreed to amend the Termination Period to end as of March 31, 2015 (“Termination Date”). We received a one-time payment of $350,000 in exchange for the fees that we would have received during the Termination Period. In connection with such agreement, we agreed to several restrictive covenants, including that, for a period of eighteen months following the Termination Date, we would not engage in the premium financing business within New York, New Jersey and Pennsylvania. Our premium financing business consisted of the placement fees that Payments earned from placing contracts. Placement fees earned from placing contracts constituted approximately 0.1% and 0.5% of our revenues from operations during the years ended December 31, 2015 and 2014, respectively.

Government Regulation

Holding Company Regulation

We, as the parent of KICO, are subject to the insurance holding company laws of the state of New York. These laws generally require an insurance company to register with the New York State Department of Financial Services (the “DFS”) and to furnish annually financial and other information about the operations of companies within our holding company system. Generally under these laws, all material transactions among companies in the holding company system to which KICO is a party must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the DFS.

Change of Control

The insurance holding company laws of the state of New York require approval by the DFS for any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company.  Any future transactions that would constitute a change of control of KICO, including a change of control of Kingstone Companies, Inc., would generally require the party acquiring control to obtain the approval of the DFS (and in any other state in which KICO may operate).  Obtaining these approvals may result in the material delay of, or deter, any such transaction.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Kingstone Companies, Inc., including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

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

In the aftermath of Superstorm Sandy, the DFS adopted various emergency regulations that affect insurance companies that operate in the state of New York.  Included among the regulations is mandatory participation in non-binding mediation proceedings funded by the insurer.

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

On November 9, 2015, the DFS sent a letter to financial regulators outlining the parameters of the regulations.  While the letter primarily addresses banking institutions, it is expected the regulations will also apply to insurance companies.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO was in compliance with New York’s RBC requirements as of December 31, 2015.

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

As of December 31, 2015, as a result of its growth and reduction of its quota share reinsurance percentages, KICO had two ratios outside the usual range due to an increase in net premiums written and an estimated current reserve deficiency to surplus.

Accounting Principles

Statutory accounting principles (“SAP”) are a basis of accounting developed by the NAIC. They are used to prepare the statutory financial statements of insurance companies and to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Offices

Our principal executive offices are located at 15 Joys Lane, Kingston, New York 12401, and our telephone number is (845) 802-7900. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business maintains an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581. Our website is www.kingstonecompanies.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

As of December 31, 2015, we had 69 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.                      RISK FACTORS.

Not applicable.  See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York 12401.  Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business also maintains an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we lease 3,250 square feet of space.

We own the building at which our insurance underwriting business principally operates, free of mortgage.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2015 Calendar Year
First Quarter	$8.22	$7.50
Second Quarter	7.79	6.11
Third Quarter	9.47	7.50
Fourth Quarter	10.00	8.47
	High	Low
2014 Calendar Year
First Quarter	$7.90	$6.66
Second Quarter	7.24	5.66
Third Quarter	8.24	6.53
Fourth Quarter	8.97	7.44

Holders

As of March 8, 2016, there were approximately 299 record holders of our common stock.

Dividends

Holders of our common stock are entitled to dividends when and if declared by our Board of Directors out of funds legally available. During 2015, we paid quarterly dividends of $0.05 per share on March 13, 2015, June 15, 2015 and September 14, 2015, and $.0625 per share on December 14, 2015.  During 2014, we paid quarterly dividends of $0.04 per share on March 14, 2014 and June 13, 2014, and $.05 per share on September 15, 2014 and December 12, 2014.  Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.  Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

Our ability to pay dividends depends, in part, upon on the ability of KICO to pay dividends to us. KICO, as an insurance company, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

We declared and paid dividends on our common stock as follows:

	2015	2014

Common stock dividends declared	$1,557,398	$1,312,625

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 The following table set forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/15 – 10/31/15	-	-	-	-
11/1/15 – 11/30/15	-	-	-	-
12/1/15 – 12/31/15	8,181	$9.04	-	-
Total	8,181	$9.04	-	-

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2014, we would earn half of the premiums in 2014 and the other half in 2015.

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

Other income.  We recognize installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. Through March 31, 2015, we also recognized premium finance fee income on loans financed by a third party finance company.

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

Stock-based compensation. Non-cash equity compensation includes the fair value of stock grants issued to our directors, officers and employees, and amortization of stock options issued to the same.

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

Commercial liability: We offer business owners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized business owners’ risks, including those with limited residential exposures.

Commercial automobile: Until recently we provided liability and physical damage coverage for light vehicles owned by small contractors and artisans. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Year ended December 31,
($ in thousands)	2015	2014	Change	Percent
Revenues
Direct written premiums	$91,004	$76,255	$14,749	19.3%
Assumed written premiums	41	49	(8)	(16.3)%
	91,045	76,304	14,741	19.3%
Ceded written premiums
Ceded to quota share treaties in force during the period	28,701	35,887	(7,186)	(20.0)%
Return of premiums previously ceded to prior quota share treaties	(5,866)	(6,597)	731	(11.1)%
Ceded to quota share treaties	22,835	29,290	(6,455)	(22.0)%
Ceded to excess of loss treaties	1,277	1,039	238	22.9%
Ceded to catastrophe treaties	6,548	2,611	3,937	150.8%
Catastrophe reinstatement (1)	-	70	(70)	(100.0)%
Total ceded written premiums	30,660	33,010	(2,350)	(7.1)%

Net written premiums	60,385	43,294	17,091	39.5%
Change in net unearned premiums	(11,773)	(10,666)	(1,107)	10.4%
Net premiums earned	48,612	32,628	15,984	49.0%

Ceding commission revenue
Excluding the effect of catastrophes	12,754	14,427	(1,673)	(11.6)%
Effect of catastrophes (1)	(1,281)	(517)	(764)	147.8%
Total ceding commission revenue	11,473	13,910	(2,437)	(17.5)%
Net investment income	2,564	1,800	764	42.4%
Net realized gain (loss) on investments	(50)	707	(757)	(107.1)%
Other income	1,577	1,006	571	56.8%
Total revenues	64,176	50,051	14,125	28.2%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	32,962	28,146	4,816	17.1%
Losses from catastrophes (1)	4,646	3,764	882	23.4%
Total direct and assumed loss and loss adjustment expenses	37,608	31,910	5,698	17.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,873	12,055	(182)	(1.5)%
Losses from catastrophes (1)	2,555	2,823	(268)	(9.5)%
Total ceded loss and loss adjustment expenses	14,428	14,878	(450)	(3.0)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,089	16,091	4,998	31.1%
Losses from catastrophes (1)	2,091	941	1,150	122.2%
Net loss and loss adjustment expenses	23,180	17,032	6,148	36.1%

Commission expense	15,317	12,125	3,192	26.3%
Other underwriting expenses	12,833	10,656	2,177	20.4%
Other operating expenses	1,504	1,487	17	1.1%
Depreciation and amortization	1,032	875	157	17.9%
Total expenses	53,867	42,176	11,691	27.7%

Income from operations before taxes	10,309	7,875	2,434	30.9%
Provision for income tax	3,349	2,547	802	31.5%
Net income	$6,960	$5,328	$1,632	30.6%

(1) For the years ended December 31, 2015 and 2014, includes the effects of severe winter weather (which we define as a catastrophe).  The year ended December 31, 2014 also includes catastrophe reinstatement premiums resulting from Superstorm Sandy, which occurred on October 29, 2012. We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Year ended December 31,
	2015	2014	Point Change	Percent Change
Key ratios:
Net loss ratio	47.7%	52.2%	-4.5%	(8.6)%
Net underwriting expense ratio	32.3%	24.9%	7.4%	29.7%
Net combined ratio	80.0%	77.1%	2.9%	3.8%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2015 (“2015”) were $91,004,000 compared to $76,255,000 during the year ended December 31, 2014 (“2014”). The increase of $14,749,000, or 19.3%, was primarily due to an increase in policies in-force during 2015 as compared to 2014. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 17.9% as of December 31, 2015 compared to December 31, 2014.

Our growth rate in direct premiums written was dampened somewhat due to the cessation, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expire on or after May 1, 2015.

Our direct written premiums in our other lines of business grew by 23.9% in 2015 compared to 2014. Policies-in-force in our other lines of business increased by 19.5% as of December 31, 2015 compared to December 31, 2014.

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

	Year ended December 31, 2015		Year ended December 31, 2014
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2014/2015 Treaty")	("2015/2016 Treaty")	("2013/2014 Treaties")	("2014/2015 Treaty")

Quota share reinsurance rates
Personal lines	55%	40%	75%	55%
Commercial lines	none	none	25%	none

Net written premiums increased $17,091,000, or 39.5%, to $60,385,000 in 2015 from $43,294,000 in 2014. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty and our commercial lines business was subject to a quota share treaty through June 30, 2014. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

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

Effective July 1, 2014, we terminated our commercial lines quota share treaty. The previous commercial lines quota share treaty effective July 1, 2013 had a quota share percentage of 25%. Also, effective July 1, 2014, we decreased the quota share percentage in our personal lines quota share treaty from 75% to 55%. The Cut-off of these treaties on July 1, 2014 resulted in a $6,597,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring quota share treaties.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are ceded based on substantially all of our personal lines direct written premiums, compared to catastrophe premiums being ceded only on the amount of personal lines written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $3,937,000, or 150.8%, to $6,548,000 in 2015 from $3,937,000 in 2014.

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which will also reduce our net written premiums. In 2015, our ceded excess of loss reinsurance premiums increased by $238,000 over the ceded premiums for 2014.

Net premiums earned increased $15,984,000, or 49.0%, to $48,612,000 in 2015 from $32,628,000 in 2014. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty and the elimination of the commercial lines treaty on July 1, 2014. The decreases in our quota share ceding percentages from the July 1, 2015 and 2014 Cut-offs gave us a return of premiums previously ceded, which increases our net premiums earned during the twelve month periods after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2015 increased due to the higher net written premiums generated for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2015 and 2014. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Year ended December 31, 2015		Year ended December 31, 2014
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2014/2015 Treaty")	("2015/2016 Treaty")	("2013/2014 Treaties")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	40%	55%	40%	40%
Commercial lines	none	none	36%	none

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2015	2014	Change	Percent

Provisional ceding commissions earned	$11,692	$12,456	$(764)	(6.1)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	1,062	1,971	(909)	(46.1)%
Effect of catastrophes on ceding commisions earned	(1,281)	(517)	(764)	147.8%
Contingent ceding commissions earned	(219)	1,454	(1,673)	(115.1)%

Total ceding commission revenue	$11,473	$13,910	$(2,437)	(17.5)%

Ceding commission revenue was $11,473,000 in 2015 compared to $13,910,000 in 2014. The decrease of $2,437,000, or 17.5%, was due to a decrease in provisional ceding commissions earned and a decrease in contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2015/2016 Treaty, the provisional ceding commission rate increased to 55% from 40% under the 2014/2015 Treaty. Provisional ceding commission earned was $11,692,000 in 2015 compared to $12,456,000 in 2014. The decrease of $764,000, or 6.1%, in provisional ceding commissions earned is due to: (1) a decrease in the amount of premiums subject to provisional ceding commissions, (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty, and (3) partially offset by the increase in the provisional ceding commission rates under the 2015/2016 Treaty.

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

Net Investment Income

Net investment income was $2,564,000 in 2015 compared to $1,800,000 in 2014. The increase of $764,000, or 42.4%, was due to an increase in average invested assets in 2015. The increase in cash and invested assets resulted primarily from: (1) the proceeds of $18,804,000 that we received on December 13, 2013 from our public offering being fully deployed in 2015 as compared to the partial deployment in 2014, (2) increased operating cash flows for the period after December 31, 2014, and (3) a decrease in investment expenses due to a rate decrease in our custodial fees. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015 and 2014. The reduction in quota share ceding rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.77% and 4.67% as of December 31, 2015 and 2014, respectively.

Other Income

Other income was $1,577,000 in 2015 compared to $1,006,000 in 2014. The increase of $571,000, or 56.8%, was primarily due to the $350,000 we received as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 19 to the Consolidated Financial Statements).

Net Loss and LAE

Net loss and LAE was $23,180,000 in 2015 compared to $17,032,000 in 2014. The net loss ratio was 47.7% in 2015 compared to 52.2% in 2014, a decrease of 4.5 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2015, our calendar year net loss ratio decreased by 4.5 points as compared to 2014. The primary driver of the decrease is an improvement in prior year loss development, as we recorded 1.0 points of favorable prior year loss development in 2015 compared to 5.4 points of adverse (unfavorable) prior year development in 2014, or an improvement of 6.4 points. Offsetting some of the improvement in prior year loss development was the impact of severe winter weather, determined as the losses incurred over and above those expected in an average winter season.  Severe winter weather had a 4.3 point impact on the net loss ratio in 2015 compared to 2.9 points in 2014, an increase of 1.4 points. The core loss ratio (excluding prior year loss development and severe winter weather) was stable, at 44.4% in 2015 compared to 43.9% for 2014, an increase of 0.5 points. The provision in our current year catastrophe reinsurance treaty that adds coverage for winter storm losses in excess of $4,000,000 over any 28 day period was not triggered by the winter weather in 2015. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of December 31, 2015, we had 134 commercial auto policies in force, which represented 0.3% of our policies in force. As of December 31, 2014, we had 730 commercial auto policies in force, which represented 1.6% of our policies in force.

Commission Expense

Commission expense was $15,317,000 in 2015 or 18.9% of direct earned premiums. Commission expense was $12,125,000 in 2014 or 17.8% of direct earned premiums. The increase of $3,192,000, or 26.3%, is due to the increase in direct written premiums in 2015 as compared to 2014 and a change in the mix of business to lines of business with higher commission rates, and an increase in bonus commissions.

Other Underwriting Expenses

Other underwriting expenses were $12,833,000 in 2015 compared to $10,656,000 in 2014. The increase of $2,177,000, or 20.4%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $5,858,000 in 2015 compared to $4,914,000 in 2014. The increase of $944,000, or 19.2%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.1% in 2015 from 14.0% in 2014. Other underwriting expenses as a percentage of direct earned premiums decreased to 15.5% in 2015 from 15.6% in 2014.

Our net underwriting expense ratio in 2015 was 32.3% compared with 24.9% in 2014. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended
	December 31,		Percentage
	2015	2014	Point Change

Ceding commission revenue - provisional	(24.1)%	(38.2)%	14.1
Ceding commission revenue - contingent	0.5	(4.5)	5.0
Other income	(2.0)	(2.3)	0.3
Acquistion costs and other underwriting expenses:
Commission expense	31.5	37.2	(5.7)
Other underwriting expenses	26.4	32.7	(6.3)
Net underwriting expense ratio	32.3%	24.9%	7.4

The increase of 7.4 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,504,000 in 2015 compared to $1,487,000 in 2014. The increase in 2015 of $17,000, or 1.1%, was composed of nominal increases and decreases in the various expenses that are included in other operating expenses.

Depreciation and Amortization

Depreciation and amortization was $1,032,000 in 2015 compared to $875,000 in 2014. The increase of $157,000, or 17.9%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2015 was $3,349,000, which resulted in an effective tax rate of 32.5%. Income tax expense in 2014 was $2,547,000, which resulted in an effective tax rate of 32.3%. Income before taxes was $10,309,000 in 2015 compared to $7,875,000 in 2014. The increase in the effective tax rate by 0.2 percentage points in 2015 is a result of the change in the enacted state tax rate resulting in a current period decrease in the deferred tax benefit of our state net operating losses, net of the corresponding valuation adjustment. This increase was partially offset by the benefits of permanent differences generated from investment income as a result of the increase in our invested assets.

Net Income

Net income was $6,960,000 in 2015 compared to $5,328,000 in 2014. The increase in net income of $1,632,000, or 30.6%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and other income, and a decrease in our net loss ratio, partially offset by a decrease in net realized gains and ceding commission revenue, and increases in other underwriting expenses related to premium growth and other operating expenses.

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

	For the Year Ended
	December 31,
	2015	2014

Gross premiums written:
Personal lines	$69,227,233	$56,808,940
Commercial lines	12,010,892	10,967,008
Commercial auto	519,920	3,222,033
Livery physical damage	9,032,957	5,034,260
Other(1)	253,937	272,041
Total	$91,044,939	$76,304,282

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$33,899,714	$19,817,259
Return of premiums previously ceded to
prior quota share treaties	5,866,300	5,159,646
Total Personal lines	39,766,014	24,976,905

Commercial lines
Excluding the effect of quota share
adjustments on July 1	10,922,649	8,516,227
Return of premiums previously ceded to
prior quota share treaties	-	1,437,345
Total Commercial lines	10,922,649	9,953,572

Commercial auto	471,135	3,134,657
Livery physical damage	9,032,957	5,034,260
Other(1)	192,022	195,468
Total	$60,384,777	$43,294,862

Net premiums earned:
Personal lines	$29,498,110	$16,670,947
Commercial lines	10,133,600	8,292,960
Commercial auto	1,722,381	3,932,349
Livery physical damage	7,082,843	3,494,711
Other(1)	175,148	237,517
Total	$48,612,082	$32,628,484

Net loss and loss adjustment expenses:
Personal lines	$12,513,907	$6,345,559
Commercial lines	5,931,699	4,332,021
Commercial auto	653,898	3,438,957
Livery physical damage	2,444,555	1,295,746
Other(1)	147,789	516,042
Unallocated loss adjustment expenses	1,488,152	1,103,863
Total	$23,180,000	$17,032,188

Net loss ratio:
Personal lines	42.4%	38.1%
Commercial lines	58.5%	52.2%
Commercial auto	38.0%	87.5%
Livery physical damage	34.5%	37.1%
Other(1)	84.4%	217.3%
Total	47.7%	52.2%

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in mandatory state joint underwriting associations.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2015 and 2014 follows:

	Year ended
	December 31,
	2015	2014

Revenues
Net premiums earned	$48,612,082	$32,628,484
Ceding commission revenue	11,473,117	13,910,111
Net investment income	2,563,890	1,799,768
Net realized gain on investments	(50,546)	707,027
Other income	992,270	749,369
Total revenues	63,590,813	49,794,759

Expenses
Loss and loss adjustment expenses	23,180,000	17,032,188
Commission expense	15,317,140	12,125,328
Other underwriting expenses	12,833,391	10,656,265
Depreciation and amortization	1,028,622	871,520
Total expenses	52,359,153	40,685,301

Income from operations	11,231,660	9,109,458
Income tax expense	3,601,935	2,918,109
Net income	$7,629,725	$6,191,349

Key Measures:
Net loss ratio	47.7%	52.2%
Net underwriting expense ratio	32.3%	24.9%
Net combined ratio	80.0%	77.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$28,150,531	$22,781,593
Less: Ceding commission revenue	(11,473,117)	(13,910,111)
Less: Other income	(992,270)	(749,369)
Net underwriting expenses	$15,685,144	$8,122,113

Net premiums earned	$48,612,082	$32,628,484

Net Underwriting Expense Ratio	32.3%	24.9%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2015
Written premiums	$91,003,968	$40,971	$(30,660,161)	$60,384,778
Change in unearned premiums	(8,436,456)	4,255	(3,340,495)	(11,772,696)
Earned premiums	$82,567,512	$45,226	$(34,000,656)	$48,612,082

Loss and loss adjustment expenses exluding
the effect of catastrophes	$32,850,817	$111,618	$(11,873,028)	$21,089,407
Catastrophe loss	4,645,762	-	(2,555,169)	2,090,593
Loss and loss adjustment expenses	$37,496,579	$111,618	$(14,428,197)	$23,180,000

Loss ratio excluding the effect of catastrophes	39.8%	246.8%	34.9%	43.4%
Catastrophe loss	5.6%	0.0%	7.5%	4.3%
Loss ratio	45.4%	246.8%	42.4%	47.7%

Year ended December 31, 2014
Written premiums	$76,255,426	$48,856	$(33,009,420)	$43,294,862
Change in unearned premiums	(8,119,029)	(3,398)	(2,543,951)	(10,666,378)
Earned premiums	$68,136,397	$45,458	$(35,553,371)	$32,628,484

Loss and loss adjustment expenses exluding
the effect of catastrophes	$28,075,577	$71,054	$(12,055,470)	$16,091,161
Catastrophe loss	3,764,108	-	(2,823,081)	941,027
Loss and loss adjustment expenses	$31,839,685	$71,054	$(14,878,551)	$17,032,188

Loss ratio excluding the effect of catastrophes	41.2%	156.3%	33.9%	49.3%
Catastrophe loss	5.5%	0.0%	7.9%	2.9%
Loss ratio	46.7%	156.3%	41.8%	52.2%

The key measures for our insurance underwriting business for the years ended December 31, 2015 and 2014 are as follows:

	Year ended
	December 31,
	2015	2014

Net premiums earned	$48,612,082	$32,628,484
Ceding commission revenue (1)	11,473,117	13,910,111
Other income	992,270	749,369

Loss and loss adjustment expenses (2)	23,180,000	17,032,188

Acquistion costs and other underwriting expenses:
Commission expense	15,317,140	12,125,328
Other underwriting expenses	12,833,391	10,656,265
Total acquistion costs and other
underwriting expenses	28,150,531	22,781,593

Underwriting income	$9,746,938	$7,474,183

Key Measures:
Net loss ratio excluding the effect of catastrophes	43.4%	49.3%
Effect of catastrophe loss on net loss ratio (2) (3)	4.3%	2.9%
Net loss ratio	47.7%	52.2%

Net underwriting expense ratio excluding the
effect of catastrophes	29.6%	23.3%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	2.7%	1.6%
Net underwriting expense ratio	32.3%	24.9%

Net combined ratio excluding the effect
of catastrophes	73.0%	72.6%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	7.0%	4.5%
Net combined ratio	80.0%	77.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$28,150,531	$22,781,593
Less: Ceding commission revenue (1)	(11,473,117)	(13,910,111)
Less: Other income	(992,270)	(749,369)
	$15,685,144	$8,122,113

Net earned premium	$48,612,082	$32,628,484

Net Underwriting Expense Ratio	32.3%	24.9%

(1) For the year ended December 31, 2015 and 2014, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $1,280,521 and $517,269, respectively.

(2) For the year ended December 31, 2015 and 2014, includes the sum of net catastrophe losses and loss adjustment expenses of $2,090,593 and $941,027, respectively, resulting from severe winter weather.

(3) For the year ended December 31, 2015 and 2014, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $324,906 and $163,673, respectively, decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2015 and 2014:

Available-for-Sale Securities

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	17.5%

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	62.7%

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	7.0%
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	87.2%
Equity Securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	12.8%
Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$13,862,141	$412,490	$(23,813)	$(6,379)	$14,244,439	24.1%

Corporate and other bonds
Industrial and miscellaneous	36,221,300	803,440	(118,092)	(30,228)	36,876,420	62.4%
Total fixed-maturity securities	50,083,441	1,215,930	(141,905)	(36,607)	51,120,859	86.5%
Equity Securities	7,621,309	464,130	(2,647)	(65,063)	8,017,729	13.5%
Total	$57,704,750	$1,680,060	$(144,552)	$(101,670)	$59,138,588	100.0%

Held-to-Maturity Securities

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	14.4%

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	27.4%

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	58.2%

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	100.0%

	December 31, 2014

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	14.6%

Political subdivisions of States,
Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	26.9%

Corporate and other bonds
Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	58.5%

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2015 and 2014 is shown below:

	December 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	496,245	-	-
Five to ten years	4,032,483	3,990,811	3,522,927	3,563,401
More than 10 years	606,389	754,039	1,605,808	1,831,653
Total	$5,138,872	$5,241,095	$5,128,735	$5,395,054

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2015 and 2014 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
Corporate and municipal bonds
AAA	$2,218,147	3.5%	$2,779,539	5.5%
AA	9,060,781	14.5%	9,826,545	19.2%
A	10,639,888	17.0%	13,954,036	27.3%
BBB	35,592,750	57.1%	24,560,739	48.0%
Total corporate and municipal bonds	57,511,566	92.1%	51,120,859	100.0%

Residential mortgage backed securities
A	216,077	0.3%	-	0.0%
CCC	457,889	0.7%	-	0.0%
CC	402,558	0.6%	-	0.0%
D	3,913,974	6.3%	-	0.0%
Total residential mortgage backed securities	4,990,498	7.9%	-	0.0%

Total	$62,502,064	100.0%	$51,120,859	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2015 and 2014:

Category	December 31, 2015	December 31, 2014
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.29%

Political subdivisions of States,
Territories and Possessions	3.55%	3.77%

Corporate and other bonds
Industrial and miscellaneous	4.28%	4.20%

Residential mortgage backed securities	6.24%	n/a

Total	4.26%	4.06%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Weighted average effective maturity	5.5	6.5

Weighted average final maturity	7.3	7.3

Effective duration	4.9	5.7

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2015 and 2014, 66% and 63%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2015 and 2014, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

	December 31, 2014
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$3,013,648	$(23,813)	9	$126,658	$(6,379)	1	$3,140,306	$(30,192)

Corporate and other
bonds industrial and
miscellaneous	6,325,579	(118,092)	15	714,640	(30,228)	2	7,040,219	(148,320)

Total fixed-maturity
securities	$9,339,227	$(141,905)	24	$841,298	$(36,607)	3	$10,180,525	$(178,512)

Equity Securities:
Preferred stocks	$656,325	$(2,647)	1	$1,448,376	$(62,886)	6	$2,104,701	$(65,533)
Common stocks	-	-	-	267,000	(2,177)	1	267,000	(2,177)

Total equity securities	$656,325	$(2,647)	1	$1,715,376	$(65,063)	7	$2,371,701	$(67,710)

Total	$9,995,552	$(144,552)	25	$2,556,674	$(101,670)	10	$12,552,226	$(246,222)

There were 57 securities at December 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 35 securities at December 31, 2014 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

Through the quarter ended March 31, 2015, the primary sources of cash flow for our holding company operations were in connection with the fee income we received from premium finance. On March 27, 2015, we received $350,000 in connection with the early termination of the agreement that generated placement fees in our premium finance business (see Note 19 to the Consolidated Financial Statements). We also receive cash dividends from KICO, subject to statutory restrictions. For the year ended December 31, 2015, KICO paid dividends of $1,650,000 to us. In January 2016, we received the remaining outstanding balance of $250,000 on a note receivable from the June 2009 sale of our former Pennsylvania retail business.

Effective December 31, 2015 we cancelled our $600,000 bank line of credit which had been intended to be used for general corporate needs. There were no borrowings on the credit line during years ended December 31, 2015 and 2014.

If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2015	2014

Cash flows provided by (used in):
Operating activities	$20,401,907	$17,332,972
Investing activities	(14,902,052)	(25,998,677)
Financing activities	(1,855,361)	(1,349,923)
Net increase (decrease) in cash and cash equivalents	3,644,494	(10,015,628)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$13,551,372	$9,906,878

Net cash provided by operating activities was $20,402,000 in 2015 as compared to $17,333,000 provided in 2014. The $3,069,000 increase in cash flows provided by operating activities in 2015 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $2,230,000.

Net cash used in investing activities was $14,902,000 in 2015 compared to $25,999,000 used in 2014. The $11,097,000 decrease in cash used in investing activities is the result of a $17,143,000 decrease in acquisitions of invested assets, offset by a $5,526,000 increase in sales of invested assets.

Net cash used in financing activities was $1,855,000 in 2015 compared to $1,350,000 used in 2014. The $505,000 increase in cash used in financing activities is the result of the $278,000 purchase of treasury stock in 2015, compared to $47,000 purchased in 2014, a $245,000 increase in dividends paid due to additional shares outstanding in 2015 and an increase in the dividend rate.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2015:

		Amount
		Recoverable
		as of
($ in thousands)	A.M. Best Rating	December 31, 2015%
Maiden Reinsurace Company	A-	$8,610	45.9%
Swiss Reinsurance America Corporation	A+	4,039	21.5%
SCOR Reinsurance Company	A	2,096	11.2%
		14,745	78.6%
Others		4,009	21.4%
Total		$18,754	100.0%

Reinsurance recoverable from Maiden Reinsurance Company and Motors Insurance Corporation (included in Others) are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our quota share reinsurance treaties are on a July 1 through June 30 treaty year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for the year ended December 31, 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years. Our quota share reinsurance treaties in effect for the year ended December 31, 2014 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. Our quota share reinsurance treaty in effect for the year ended December 31, 2014 for our commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. We did not renew our expiring commercial lines quota share reinsurance treaty on July 1, 2014.

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

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy), our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $180,000,000. The initial $4,000,000 of losses in a catastrophe are subject to a 40% quota share reinsurance treaty, such that we retain $2,400,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $176,000,000, we are 100% reinsured under our catastrophe reinsurance program.  Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.  We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

In addition, we are subject to claims arising from non-catastrophic weather events such as tropical storms, severe winter weather, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency of claims when severe weather conditions occur.

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

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. KICO currently has an A.M. Best financial strength rating of B++ (Good). A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. KICO currently has a Demotech financial stability rating of A (Excellent), which generally permits lenders to accept our policies. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

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

We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance. Any such reduction would result in higher net earned premiums and a reduction in ceding commission revenue in future years. Such an approach would also lead to increased exposure to net insurance losses.

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

The New York State Department of Financial Services imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting, reserve and off-balance sheet risks. If the amount of our capital falls below this minimum, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in other states in which we may operate.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

We recognize the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and sea levels, could impact the frequency and/or severity of weather-related claim events. This may ultimately affect the affordability and availability of homeowners insurance and our ability to grow profitably in certain lines of business and geographic regions.

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

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers.  These brokers provided a total of 33.5% of our gross premiums written for the year ended December 31, 2015. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company with limited operations of our own, the principal sources of our funds are dividends from KICO. Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Maximum permissible dividends are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid during the preceding 24 months of the current 12 month period. As of December 31, 2015, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $3,357,000.

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

Difficult conditions in the economy could adversely affect our business and operating results.

Some economists project the potential for significant negative macroeconomic trends, including increased unemployment, reduced consumer spending, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. As with most businesses, we believe that difficult conditions in the economy could have an adverse effect on our business and operating results. General economic conditions also could adversely affect us in the form of consumer behavior, which may include decreased demand for our products. As consumers become more cost conscious, they may choose lower levels of insurance.

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

Our business could be adversely affected by a security breach or other attack involving our computer systems or those of one or more of our vendors.

Our business requires that we develop and maintain computer systems to run our operations and to store a significant volume of confidential data.  Some of these systems rely on third-party vendors, through either a connection to, or an integration with, those third-parties’ systems.  In the course of our operations, we acquire the personal confidential information of our customers and employees.  We also store our intellectual property, trade secrets, and other sensitive business and financial information.

All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

●	steal, corrupt, or destroy data, including our intellectual property, financial data or the personal information of our customers or employees
●	misappropriate funds
●	disrupt or shut down our systems
●	deny customers, agents, brokers, or others access to our systems, or
●	infect our systems with viruses or malware.

While we can take defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.  Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer or employee information is stolen. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations.  We have a cyber insurance policy to protect against the monetary impact of some of these risks.  However, the occurrence of a security breach, data loss or corruption, or cyber-attack, if sufficiently severe, could have a material adverse effect on our business results.

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

Stock markets, in general, have continued to experience significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance and prospects. Increased market volatility and fluctuations could result in a substantial decline in the market price of our common stock.

The trading volume in our common stock has been limited. As a result, shareholders may not experience liquidity in their investment in our common stock, thereby potentially limiting their ability to resell their shares at the volume, times and prices they find attractive.

Our common stock is currently traded on The NASDAQ Capital Market. Our common stock is currently thinly traded and has substantially less liquidity than the average trading market for many other publicly traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Thinly traded stocks can be more volatile than stock trading in an active public market. Therefore, shareholders have very little liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

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

We have an effective registration on Form S-3 under the Securities Act registering for resale 659,100 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan and an aggregate of 700,000 shares of our common stock issuable under our 2014 Equity Participation Plan. Options to purchase 289,750 shares of our common stock are outstanding under the 2005 plan. Options to purchase 50,000 shares of our common stock are outstanding under the 2014 plan and 650,000 shares are reserved for issuance thereunder.  The shares subject to the registration statement on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

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

As of March 15, 2016, our executive officers and directors beneficially owned 1,880,990 shares of our common stock (including options to purchase 157,500 shares of our common stock), representing 25.1% of the outstanding shares of our common stock.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	63	President, Chairman of the Board, Chief Executive Officer and Director
Victor J. Brodsky	58	Chief Financial Officer and Treasurer
John D. Reiersen	73	Executive Vice President, Kingstone Insurance Company
Benjamin Walden	48	Senior Vice President and Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	61	Secretary and Director
Jay M. Haft	80	Director
Jack D. Seibald	55	Director

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

Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. from New York University.  Mr. Tupper has served as a director of KICO, and Chairman of its Audit Committee, since 2006. He also serves as a member of its Investment Committee. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  He has served as one of our directors since June 2014 and as our Secretary since June 2015.  We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

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

Jack D. Seibald

Mr. Seibald is Managing Director – Global Co-Head of Prime Brokerage Services of Cowen Prime Services, LLC. Mr. Seibald co-founded Concept Capital Markets, LLC (“Concept Capital”) and, until its acquisition by Cowen Group, Inc., served as a Managing Member of the firm. During his tenure with Concept Capital, Mr. Seibald was involved in the management of all aspects of the firm’s operations, with a particular emphasis on business and client development and legal matters. Mr. Seibald also served as a member of the Board of Managers of Concept Capital Holdings, LLC, the former parent of Concept Capital, Concept Capital Administration, LLC, which provided administrative services to Concept Capital and its affiliates, and ConceptONE, LLC, which provides risk and performance analytic solutions, middle and back office support services, and regulatory reporting services to investment managers. Mr. Seibald had been affiliated with Concept Capital and its predecessors since 1995 and has extensive experience in prime brokerage, investment management, and investment research dating back to 1983. From 1997 to 2005, Mr. Seibald was also a Managing Member of Whiteford Advisors, LLC, an investment management firm, where as co-founder, he co-managed several pools of funds. He began his career at Oppenheimer & Co. as an equity analyst covering the retailing industry and has also been affiliated with Salomon Brothers and Morgan Stanley & Co in similar positions. Mr. Seibald also operated The Seibald Report, Inc., an independent research firm specializing in the retailing sector. He holds an M.B.A. from Hofstra University and a B.A. from George Washington University.  Mr. Seibald has served as one of our directors since 2004.  In January 2008, the Financial Industry Regulatory Authority (“FINRA”) imposed a $100,000 fine and 20-day suspension on Mr. Seibald in connection with the settlement of a FINRA action against Sanders Morris Harris Inc. and Mr. Seibald, among others.  FINRA had found that Mr. Seibald had improperly received compensation from a profit pool derived, in part, from commissions on trading by a hedge fund for which he served as a manager.  We believe that Mr. Seibald’s corporate finance and executive-level experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Investment Committee), give him the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements.  The members of the Audit Committee are Messrs. Tupper, Haft and Seibald.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K  Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2015.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2015 and 2014 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Barry B. Goldstein Chief Executive	2015	$575,000	$-	$93,719	$514,970	(1)	$36,723	$1,220,412
Officer	2014	$512,500	$62,500	$320,026	$453,853	(2)	$36,319	$1,385,198

Victor J. Brodsky Chief Financial	2015	$280,400	$14,377	$-	$33,521	(3)	$20,041	$348,339
Officer	2014	$269,600	$10,000	$-	$32,248	(4)	$19,691	$331,539

Benjamin Walden Senior Vice President and	2015	$235,000	$-	$-	$40,044	(3)	$13,282	$288,326
Chief Actuary, Kingstone Insurance Company	2014	$210,000	$-	$-	$36,160	(4)	$7,431	$253,591

(1)       Represents bonus compensation of $445,686 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2016, and $69,284 accrued pursuant to the KICO employee profit sharing plan and paid in 2016.

(2)       Represents bonus compensation of $385,825 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2015, and $68,028 accrued pursuant to the KICO employee profit sharing plan and paid in 2015.

(3)       Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2015 and paid in 2016.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Barry B. Goldstein	125,000	125,000	(1)	$6.73	08/12/19
Victor J. Brodsky	15,000	5,000	(2)	$5.09	08/29/18
Benjamin Walden	7,500	2,500	(3)	$6.60	12/16/18

(1) Such options are exercisable to the extent of 62,500 shares effective as of each of August 12, 2016 and 2017.

(2) Such options are exercisable on August 29, 2016.

(3) Such options are exercisable on December 16, 2016.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2015:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael R. Feinsod(1)	$20,500	-	-	$20,500

Jay M. Haft	$43,875	-	-	$43,875

Jack D. Seibald	$48,375	-	-	$48,375

Floyd R. Tupper	$50,375	-	-	$50,375

(1)  Mr. Feinsod resigned as a director in June 2015.

Our non-employee directors are currently entitled to receive annual compensation for their services as directors as follows:

•	$43,000 (including $5,000 for services as a director of KICO)
•	an additional $6,000 for services as committee chair (and $1,500 for services as KICO committee chair)
•	2,000 shares of our common stock which vest in one-third increments over a three year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 15, 2016 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	1,145,161 (1)(2)	15.4%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	408,147 (1)(3)	5.6%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	170,275 (1)	2.3%

Floyd R. Tupper 220 East 57th Street New York, New York	96,975 (1)(4)	1.3%

Victor J. Brodsky 15 Joys Lane Kingston, New York	26,408 (1)(5)	*

Benjamin Walden 11 Mill Pond Lane Centerport, New York	10,000 (1)(6)	*

Eidelman Virant Capital, Inc. 8000 Maryland Avenue, Suite 380 St. Louis, Missouri	492,227 (7)	6.7%

Ronin Capital, LLC 350 N. Orleans Street, Suite 2N Chicago, Illinois	471,166 (7)	6.4%

Wedbush Opportunity Capital, LLC Wedbush Opportunity Partners, LP 1000 Wilshire Boulevard Los Angeles, California	454,051 (7)(8)	6.2%

All executive officers and directors as a group (7 persons)	1,880,990 (1)(2)(3)(4)(5)(6)(9)	25.1%

*         Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or other information that is publicly available.

(2)
Includes (i) 35,000 shares held in retirement trusts for the benefit of Mr. Goldstein, (ii) 125,000 shares issuable upon the exercise of currently exercisable options and (iii) 144,161 shares owned by Mr. Goldstein’s wife.  The inclusion of the shares owned by Mr. Goldstein’s wife shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

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

(4)
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

(5)	Includes 15,000 shares issuable upon the exercise of currently exercisable options.

(6)	Represents shares issuable upon the exercise of currently exercisable options.

(7)	Based upon Schedule 13G, as amended, filed under the Exchange Act.

(8)
Pursuant to Schedule 13G: (i) Wedbush Opportunity Partners, L.P. (the “Fund”) and Wedbush Opportunity Capital, LLC (the “General Partner”), as the general partner of the Fund, each have sole voting and dispositive power over 415,551 shares; (ii) the General Partner has shared voting and dispositive power over the remaining 38,500 shares; (iii) the 454,051 shares are held directly by the Fund and accounts under management by the General Partner for the benefit of the Fund's investors; (iv) the 454,051 shares may be deemed to be indirectly beneficially owned by the General Partner, as the general partner of the Fund; and (v) the General Partner disclaims beneficial ownership of the shares owned by the Fund, except to the extent of any pecuniary interest therein.

(9)	Includes 7,500 shares issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	339,750	$6.34	650,000

Equity compensation plans not approved by security holders	-	$-	-

Total	339,750		650,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Jay M. Haft, Jack D. Seibald and Floyd R. Tupper.  Each of Messrs. Haft, Seibald and Tupper is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Haft and Seibald, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Messrs. Haft, Seibald and Tupper, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Haft and Tupper, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2015 and 2014.

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees(1)	$203,749	$192,318
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$5,379	$43,085
All Other Fees(4)	$-	$-
	$209,128	$235,403

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Form S-8 and services provided in connection with other statutory or regulatory filings.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)
Tax Fees consist of fees billed by our independent auditors for professional services related to preparation of our 2013 U.S. federal and state income tax returns, representation for the examination of our 2011 and 2012 federal tax returns, and tax advice.

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

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (1)

3(b)	By-laws, as amended (2)

10(a)	2005 Equity Participation Plan (3)

10(b)	2014 Equity Participation Plan (4)

10(c)	Employment Agreement, dated as of October 16, 2007, between DCAP Group, Inc. and Barry B. Goldstein (5)

10(d)	Amendment No. 1, dated as of August 25, 2008, to Employment Agreement between DCAP Group, Inc. and Barry B. Goldstein (6)

10(e)	Amendment No. 2, dated as of March 24, 2010, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (7)

10(f)	Amendment No. 3, dated as of May 10, 2011, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (8)

10(g)	Amendment No. 4, dated as of April 16, 2012, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (9)

10(h)	Amendment No. 5, dated as of August 12, 2014, to Employment Agreement between Kingstone Companies, Inc. (formerly DCAP Group, Inc.) and Barry B. Goldstein (4)

10(i)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (8)

10(j)	Amendment No. 1, dated as of May 14, 2012, to Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein (10)

10(k)	Employment Contract, dated as of September 13, 2006, between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (11)

10(l)	Amendment No. 1, dated as of January 25, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (11)

10(m)	Amendment No. 2, dated as of July 18, 2008, to Employment Contract between Commercial Mutual Insurance Company and Successor Companies and John D. Reiersen (11)

10(n)	Amendment No. 3, dated as of February 28, 2011, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (12)

10(o)	Amendment No. 4, dated as of October 14, 2013, to Employment Contract between Kingstone Insurance Company (as successor in interest to Commercial Mutual Insurance Company) and John D. Reiersen (13)

10(p)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2005 Equity Participation Plan) (4)

10(q)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2014 Equity Participation Plan) (4)

14(a)	Code of Ethics (3)

14(b)	Officer and Director Trading Restrictions Policy (3)

21	Subsidiaries (10)

23	Consent of Marcum LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 12, 2014 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated October 16, 2007 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated March 24, 2010 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 16, 2012 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated February 28, 2011 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 15, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 24, 2016	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 24, 2016
/s/ Victor J. Brodsky Victor J. Brodsky	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2016
________________ Jay M. Haft	Director
/s/ Floyd R. Tupper Floyd R. Tupper	Director	March 24, 2016
/s/ Jack D. Seibald Jack D. Seibald	Director	March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Kingstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 24, 2016

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2015	2014

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,241,095 at December 31, 2015 and $5,395,054 at December 31, 2014)	$5,138,872	$5,128,735
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$62,221,129 at December 31, 2015 and $50,083,441 at December 31, 2014)	62,502,064	51,120,859
Equity securities, available-for-sale, at fair value (cost of $8,751,537
at December 31, 2015 and $7,621,309 at December 31, 2014)	9,204,270	8,017,729
Total investments	76,845,206	64,267,323
Cash and cash equivalents	13,551,372	9,906,878
Premiums receivable, net	10,621,655	8,946,899
Receivables - reinsurance contracts	-	1,301,549
Reinsurance receivables, net	31,270,235	35,575,276
Deferred policy acquisition costs	10,835,306	8,985,981
Intangible assets, net	1,757,816	2,233,530
Property and equipment, net	3,152,266	2,448,042
Other assets	1,095,894	1,330,944
Total assets	$149,129,750	$134,996,422

Liabilities
Loss and loss adjustment expense reserves	$39,876,500	$39,912,683
Unearned premiums	48,890,241	40,458,041
Advance premiums	1,199,376	1,006,582
Reinsurance balances payable	1,688,922	2,096,363
Deferred ceding commission revenue	6,435,068	5,956,540
Accounts payable, accrued expenses and other liabilities	4,826,603	3,928,137
Income taxes payable	263,622	-
Deferred income taxes	672,190	1,137,180
Total liabilities	103,852,522	94,495,526

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,289,606 shares at December 31, 2015 and 8,235,095 shares at December 31, 2014; outstanding
7,328,637 shares at December 31, 2015 and 7,308,757 shares at December 31, 2014	82,896	82,351
Capital in excess of par	32,987,082	32,873,383
Accumulated other comprehensive income	484,220	946,332
Retained earnings	13,605,225	8,203,003
	47,159,423	42,105,069
Treasury stock, at cost, 960,969 shares at December 31, 2015 and 926,338 shares
at December 31, 2014	(1,882,195)	(1,604,173)
Total stockholders' equity	45,277,228	40,500,896

Total liabilities and stockholders' equity	$149,129,750	$134,996,422

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
Years ended December 31,	2015	2014

Revenues
Net premiums earned	$48,612,082	$32,628,484
Ceding commission revenue	11,473,117	13,910,111
Net investment income	2,563,890	1,799,768
Net realized (losses) gains on sales of investments	(50,546)	707,027
Other income	1,577,191	1,006,102
Total revenues	64,175,734	50,051,492

Expenses
Loss and loss adjustment expenses	23,180,000	17,032,188
Commission expense	15,317,140	12,125,328
Other underwriting expenses	12,833,391	10,656,265
Other operating expenses	1,504,121	1,487,345
Depreciation and amortization	1,032,009	874,907
Total expenses	53,866,661	42,176,033

Income from operations before taxes	10,309,073	7,875,459
Income tax expense	3,349,453	2,547,040
Net income	6,959,620	5,328,419

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	(750,716)	1,678,410

Reclassification adjustment for (gains) losses
included in net income	50,546	(707,027)
Net change in unrealized gains (losses)	(700,170)	971,383
Income tax benefit (expense) related to items
of other comprehensive income (loss)	238,058	(330,270)
Other comprehensive income (loss), net of tax	(462,112)	641,113

Comprehensive income	$6,497,508	$5,969,532

Earnings per common share:
Basic	$0.95	$0.73
Diluted	$0.94	$0.72

Weighted average common shares outstanding
Basic	7,331,114	7,287,657
Diluted	7,377,880	7,356,962

Dividends declared and paid per common share	$0.2125	$0.1800

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years ended Decemebr 31, 2015 and 2014

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2014	-	$-	8,186,031	$81,860	$32,692,568	$305,219	$4,187,209	919,458	$(1,557,445)	$35,709,411
Stock-based compensation	-	-	-	-	171,876	-	-	-	-	171,876
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(17,165)	(172)	(133,246)	-	-	-	-	(133,418)
Excess tax benefit from exercise of stock options	-	-	-	-	136,971	-	-	-	-	136,971
Exercise of stock options	-	-	66,229	663	5,214	-	-	-	-	5,877
Acquisition of treasury stock	-	-	-	-	-	-	-	6,880	(46,728)	(46,728)
Dividends	-	-	-	-	-	-	(1,312,625)	-	-	(1,312,625)
Net income	-	-	-	-	-	-	5,328,419	-	-	5,328,419
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	641,113	-	-	-	641,113
Balance, December 31, 2014	-	-	8,235,095	82,351	32,873,383	946,332	8,203,003	926,338	(1,604,173)	40,500,896
Stock-based compensation	-	-	-	-	134,185	-	-	-	-	134,185
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(30,755)	(308)	(243,354)	-	-	-	-	(243,662)
Excess tax benefit from exercise of stock options	-	-	-	-	223,721	-	-	-	-	223,721
Exercise of stock options	-	-	85,266	853	(853)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	34,631	(278,022)	(278,022)
Dividends	-	-	-	-	-	-	(1,557,398)	-	-	(1,557,398)
Net income	-	-	-	-	-	-	6,959,620	-	-	6,959,620
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(462,112)	-	-	-	(462,112)
Balance, December 31, 2015	-	$-	8,289,606	$82,896	$32,987,082	$484,220	$13,605,225	960,969	$(1,882,195)	$45,277,228

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2015	2014

Cash flows provided by operating activities:
Net income	$6,959,620	$5,328,419
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses (gains) on sale of investments	50,546	(707,027)
Depreciation and amortization	1,032,009	874,907
Amortization of bond premium, net	323,773	260,996
Stock-based compensation	134,185	171,876
Excess tax benefit from exercise of stock options	(223,721)	(136,971)
Deferred income tax expense	(226,932)	113,823
(Increase) decrease in operating assets:
Premiums receivable, net	(1,674,756)	(1,356,825)
Receivables - reinsurance contracts	1,301,549	(326,560)
Reinsurance receivables, net	4,305,041	1,985,549
Deferred policy acquisition costs	(1,849,325)	(2,125,718)
Other assets	224,211	273,481
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(36,183)	5,409,454
Unearned premiums	8,432,200	8,122,427
Advance premiums	192,794	230,483
Reinsurance balances payable	(407,441)	(470,366)
Deferred ceding commission revenue	478,528	(1,027,626)
Accounts payable, accrued expenses and other liabilities	1,385,809	712,650
Net cash flows provided by operating activities	20,401,907	17,332,972

Cash flows used in investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(2,715,540)
Purchase - fixed-maturity securities available-for-sale	(19,152,457)	(28,826,537)
Purchase - equity securities available-for-sale	(3,766,972)	(8,520,581)
Sale or maturity - fixed-maturity securities available-for-sale	6,577,943	6,823,015
Sale - equity securities available-for-sale	2,689,113	7,970,324
Acquisition of fixed assets	(1,260,519)	(808,480)
Recovery of loss from failed bank	-	51,587
Other investing activities	10,840	27,535
Net cash flows used in investing activities	(14,902,052)	(25,998,677)

Cash flows used in financing activities:
Proceeds from exercise of stock options	-	5,877
Withholding taxes paid on net exercise of stock options	(243,662)	(133,418)
Excess tax benefit from exercise of stock options	223,721	136,971
Purchase of treasury stock	(278,022)	(46,728)
Dividends paid	(1,557,398)	(1,312,625)
Net cash flows used in financing activities	(1,855,361)	(1,349,923)

Increase (decrease) in cash and cash equivalents	$3,644,494	$(10,015,628)
Cash and cash equivalents, beginning of period	9,906,878	19,922,506
Cash and cash equivalents, end of period	$13,551,372	$9,906,878

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,596,754	$2,555,400
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$243,662	$133,418

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly owned subsidiaries; (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Payments Inc. All significant inter-company transactions have been eliminated in consolidation.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Liability for Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for losses and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial reserving methodologies. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Adjustments to these estimates are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, management believes that the Company has limited exposure to environmental claim liabilities. The Company recognizes recoveries from salvage and subrogation when received.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in expense for the period in which the estimates are changed. Loss and LAE incurred as presented in the consolidated statement of income and comprehensive income are net of reinsurance recoveries.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2015 and 2014. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2015 and 2014. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Investments

The Company classifies its fixed-maturity securities as either held-to- maturity or available-for-sale and its equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method and recognized in the consolidated statements of income and comprehensive income.

Investment income is accrued to the date of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturities. Interest is recognized when earned, while dividends are recognized when declared. As of December 31, 2015 and 2014, due and accrued investment income was $694,239 and $644,061, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $231,000 and $127,000 as of December 31, 2015 and 2014, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $72,000 and $146,000 were written off for the years ended December 31, 2015 and 2014, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Based on the results of the Company’s annual impairment testing, no impairment losses from intangible assets were recognized for the years ended December 31, 2015 and 2014.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2015 and 2014, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments, and premium and reinsurance receivables. Investments are diversified through many industries and geographic regions based upon KICO’s Investment Committee’s guidelines, which employs different investment strategies. The Company believes that no significant concentration of credit risk exists with respect to investments. As of December 31, 2015 and 2014, the Company had cash deposits in excess of the FDIC secured limit of $250,000 per account at financial institutions of approximately $15,021,000 and $6,041,000, respectively. Cash equivalents are not insured by the FDIC.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2015 and 2014, the Company had deposits of cash equivalents as follows:

	December 31,	December 31,
	2015	2014

Collateralized bank repurchase agreement (1)	$3,992,509	$1,130,154
Money market fund	7,505,531	4,288,876
Total	$11,498,040	$5,419,030

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2015, the outstanding premiums receivable balance is generally diversified due to the number of insureds comprising the Company’s customer base, which is largely concentrated in the area of New York City and adjacent Long Island. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7 for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Direct premiums earned from lines of business that subject the Company to concentration risk for the years ended December 31, 2015 and 2014 are as follows:

	Years ended December 31,
	2015	2014
Personal Lines	75.4%	73.3%
Commercial Lines	13.6%	15.3%
Total premiums earned subject to concentration	89.0%	88.6%
Premiums earned not subject to concentration	11.0%	11.4%
Total premiums earned	100.0%	100.0%

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income are advertising costs approximating $75,000 and $71,000 for the years ended December 31, 2015 and 2014, respectively.

Stock-based Compensation

Stock-based compensation expense in 2015 and 2014 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains/losses on available-for-sale securities.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2015, FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosures About Short-Duration Contracts.” The updated accounting guidance requires expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with insurance claims. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The updated accounting guidance requires changes to the reporting model for financial instruments.  The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases” (Topic 842). Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company is evaluating whether the adoption of ASU 2016-02 will have a significant impact on its consolidated results of operations, financial position or cash flows.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of December 31, 2015 and December 31, 2014 are summarized as follows:

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:

Political subdivisions of States, Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	$415,305

Corporate and other bonds Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	(121,576)

Residential mortgage backed securities	5,003,292	48,375	(61,169)	-	4,990,498	(12,794)
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	280,935

Equity Securities:
Preferred stocks	2,874,173	70,799	-	(29,322)	2,915,650	41,477
Common stocks	5,877,364	514,977	(103,721)	-	6,288,620	411,256
Total equity securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	452,733

Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	$733,668

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2015 and 2014 is shown below:

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

	December 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$827,246	$837,918	$482,833	$487,507
One to five years	17,146,349	17,393,571	11,640,381	11,943,127
Five to ten years	37,877,726	37,884,450	32,283,921	32,865,231
More than 10 years	1,366,516	1,395,627	5,676,306	5,824,994
Residential mortgage backed securities	5,003,292	4,990,498	-	-
Total	$62,221,129	$62,502,064	$50,083,441	$51,120,859

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014
Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	$147,650

Political subdivisions of States, Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	16,095

Corporate and other bondsIndustrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	(61,522)

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	$102,223

	December 31, 2014
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,353	$183,200	$-	$-	$789,553	$183,200

Political subdivisions of States,Territories and Possessions	1,413,303	49,981	-	(12,247)	1,451,037	37,734

Corporate and other bonds Industrial and miscellaneous	3,109,079	98,306	(52,921)	-	3,154,464	45,385

Total	$5,128,735	$331,487	$(52,921)	$(12,247)	$5,395,054	$266,319

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014
A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2015 and 2014 is shown below:

	December 31, 2015		December 31, 2014
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	496,245	-	-
Five to ten years	4,032,483	3,990,811	3,522,927	3,563,401
More than 10 years	606,389	754,039	1,605,808	1,831,653
Total	$5,138,872	$5,241,095	$5,128,735	$5,395,054

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Year ended
	December 31,
	2015	2014

Income:
Fixed-maturity securities	$2,308,993	$1,665,534
Equity securities	503,363	483,175
Cash and cash equivalents	7,314	23,750
Other	1	(481)
Total	2,819,671	2,171,978
Expenses:
Investment expenses	255,781	372,210
Net investment income	$2,563,890	$1,799,768

Proceeds from the sale and maturity of fixed-maturity securities were $6,577,943 and $6,823,015 for the years ended December 31, 2015 and 2014, respectively.

Proceeds from the sale of equity securities were $2,689,113 and $7,970,324 for the years ended December 31, 2015 and 2014, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2015	2014

Fixed-maturity securities:
Gross realized gains	$49,412	$323,455
Gross realized losses	(152,328)	(48,729)
	(102,916)	274,726

Equity securities:
Gross realized gains	153,711	497,023
Gross realized losses	(101,341)	(116,309)
	52,370	380,714

Cash and short term investments (1)	-	51,587

Net realized gains (losses)	$(50,546)	$707,027

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

OTTI losses are recorded in the consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2015, there were 57 securities that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2015 and 2014. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014
The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2015 and 2014 as follows:

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other bonds industrial and miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Resedential mortgage backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702.000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Note 4 - Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation technique used by the Company to fair value its financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company’s investments are allocated among pricing input levels at December 31, 2015 and 2014 as follows:

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of States, Territories and Possessions	$-	$12,555,098	$-	$12,555,098

Corporate and other bonds industrial and miscellaneous	37,964,006	6,992,462	-	44,956,468

Resedential mortgage backed securities	-	4,990,498	-	4,990,498
Total fixed maturities	37,964,006	24,538,058	-	62,502,064
Equity securities	9,204,270	-	-	9,204,270
Total investments	$47,168,276	$24,538,058	$-	$71,706,334

	December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments available-for-sale
Political subdivisions of States, Territories and Possessions	$-	$14,244,439	$-	$14,244,439

Corporate and other bonds industrial and miscellaneous	29,257,850	7,618,570	-	36,876,420
Total fixed maturities	29,257,850	21,863,009	-	51,120,859
Equity investments	8,017,729	-	-	8,017,729
Total investments	$37,275,579	$21,863,009	$-	$59,138,588

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

Real estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal dated September 8, 2015 prepared using the sales comparison approach and income approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securitied-held-to maturity	$5,138,872	$5,241,095	$5,128,735	$5,395,054
Cash and cash equivalents	$13,551,372	$13,551,372	$9,906,878	$9,906,878
Premiums receivable	$10,621,655	$10,621,655	$8,946,899	$8,946,899
Receivables - reinsurance contracts	$-	$-	$1,301,549	$1,301,549
Reinsurance receivables	$31,270,235	$31,270,235	$35,575,276	$35,575,276
Real estate, net of accumulated depreciation	$1,710,897	$1,925,000	$1,762,345	$1,816,122
Reinsurance balances payable	$1,688,922	$1,688,922	$2,096,363	$2,096,363

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. Insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is approximately 3.3 years as of December 31, 2015.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2015 and 2014 are summarized as follows:

		December 31, 2015			December 31, 2014
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	2,210,000	1,190,000	3,400,000	1,870,000	1,530,000
Other identifiable intangibles	7	950,000	882,184	67,816	950,000	746,470	203,530
Total		$4,850,000	$3,092,184	$1,757,816	$4,850,000	$2,616,470	$2,233,530

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31 to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2015 and 2014.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company recorded amortization expense related to intangibles of $475,714 for each of the years ended December 31, 2015 and 2014. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2016	$407,816
2017	340,000
2018	340,000
2019	170,000
$1,257,816

Note 7 - Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 calendar year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaty in effect for the year ended December 31, 2015 for its personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2014/June 30, 2015 and July 1, 2015/June 30, 2016 treaty years. The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2014 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2013/June 30, 2014 and July 1, 2014/June 30, 2015 treaty years. The Company’s quota share reinsurance treaty in effect for the year ended December 31, 2014 for its commercial lines business was covered under the July 1, 2013/June 30, 2014 treaty year. The Company did not renew its expiring commercial lines quota share reinsurance treaty on July 1, 2014.

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2015 and 2014 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2015
Maiden Reinsurace Company	$7,979	$631	$8,610	$12,201	(1)
Swiss Reinsurance America Corporation	3,662	377	4,039	-
SCOR Reinsurance Company	1,982	114	2,096	-
Hannover Rueck	853	524	1,377	-
Allied World Assurance Company	940	285	1,225	-
Others	1,290	117	1,407	293	(2)
Total	$16,706	$2,048	$18,754	$12,494

December 31, 2014
Maiden Reinsurace Company	$7,946	$598	$8,544	$12,847	(1)
SCOR Reinsurance Company	2,843	194	3,037	-
Swiss Reinsurance America Corporation	3,652	359	4,011	-
Motors Insurance Corporation	931	8	939	500	(1)
Sirius American Insurance Company	908	22	930	-
Allied World Assurance Company	651	15	666	-
Others	1,319	273	1,592	110	(3)
Total	$18,250	$1,469	$19,719	$13,457

(1) Secured pursuant to collateralized trust agreement.
(2) Includes $248,000 secured pursuant to collateralized trust agreement and $45,000 guaranteed by an irrevocable letter of credit.
(3) Guaranteed by an irrevocable letter of credit.

Assets held in the two trusts referred to in footnote (1) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2015 and 2014 include unearned ceded premiums of $12,515,892 and $15,856,387, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the year ended December 31, 2015 are attributable to contracts for the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”). The Company’s Loss Ratios for treaties in effect for the year ended December 31, 2014 are attributable to contracts for the 2014/2015 Treaty and the July 1, 2013/June 30, 2014 treaty year (“2013/2014 Treaties”).

Treaties in effect for the year ended December 31, 2015

Under the 2015/2016 Treaty, the Company is receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, the Company earns more provisional ceding commissions, while contingent ceding commissions are reduced due the less favorable sliding scale rate. The Company’s Loss Ratio for the period July 1, 2015 through December 31, 2015, which is attributable to the 2015/2016 Treaty, was higher than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the six month period ended December 31, 2015, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

The Company’s Loss Ratio for the period July 1, 2014 through June 30, 2015, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2015, the Company earned contingent ceding commission revenue with respect to the 2014/2015 Treaty. However, as a result of severe winter weather during February and March 2015, the Loss Ratio was greater than what would have been expected during an ordinary winter. Such severe winter weather had the effect of reducing contingent ceding commission revenue that would have otherwise been earned.

Treaties in effect for the year ended December31, 2014

The Company’s Loss Ratio for the period July 1, 2014 through December 31, 2014, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the six month period ended December 31, 2014, the Company recorded contingent ceding commission earned with respect to the 2014/2015 Treaty.

The Company’s Loss Ratios for the period July 1, 2013 through June 30, 2014, which are attributable to the 2013/2014 Treaties, were lower than the contractual Loss Ratios at which  provisional ceding commissions are earned. Accordingly, for the year ended December 31, 2014, the Company earned contingent ceding commission revenue with respect to the 2013/2014 Treaties. However, as a result of severe winter weather during January and February 2014, the Loss Ratios attributable to these treaties as of June 30, 2014 were greater than the Loss Ratios as of December 31, 2013. Such severe winter weather had the effect of reducing contingent ceding commission revenue that would have otherwise been earned.

In addition to the treaties that were in effect for years ended December 31, 2015 and 2014, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Ceding commissions earned consists of the following:
	Years ended
	December 31,
	2015	2014

Provisional ceding commissions earned	$11,692,458	$12,456,411
Contingent ceding commissions earned	(219,341)	1,453,700
	$11,473,117	$13,910,111

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2015 and 2014, net contingent ceding commissions (payable to) and due from reinsurers under all treaties was approximately $(1,277,000) and $1,302,000, respectively.

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Policy acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2015	2014

Net deferred policy acquisition costs net of ceding commission revenue, beginning of year	$3,029,441	$(123,903)

Cost incurred and deferred:
Commissions and brokerage	16,963,843	13,612,109
Other underwriting and policy acquisition costs	4,904,350	4,426,614
Ceding commission revenue	(12,170,986)	(11,428,785)
Net deferred policy acquisition costs	9,697,207	6,609,938
Amortization	(8,326,410)	(3,456,594)
	1,370,797	3,153,344

Net deferred policy acquisition costs net of ceding commission revenue, end of year	$4,400,238	$3,029,441

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2015 and 2014 follows:

	December 31,
	2015	2014

Deferred policy acquisition costs	$10,835,306	$8,985,981
Deferred ceding commission revenue	(6,435,068)	(5,956,540)
Balance at end of period	$4,400,238	$3,029,441

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2015
Building	$1,887,347	$(313,376)	$1,573,971
Land	153,097	-	153,097
Furniture office equipment	518,495	(257,485)	261,010
Computer equipment and software	2,128,063	(963,875)	1,164,188
Automobile	81,394	(81,394)	-
Total	$4,768,396	$(1,616,130)	$3,152,266

December 31, 2014
Building	$1,887,347	$(253,624)	$1,633,723
Land	153,097	-	153,097
Furniture office equipment	366,392	(151,983)	214,409
Computer equipment and software	1,019,647	(572,834)	446,813
Automobile	81,394	(81,394)	-
Total	$3,507,877	$(1,059,835)	$2,448,042

Depreciation expense for the years ended December 31, 2015 and 2014 was $556,295 and $399,193, respectively.

Note 10 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2015
Premiums written	$91,003,968	$40,971	$(30,660,161)	$60,384,778
Change in unearned premiums	(8,436,456)	4,255	(3,340,495)	(11,772,696)
Premiums earned	$82,567,512	$45,226	$(34,000,656)	$48,612,082

Year ended December 31, 2014
Premiums written	$76,255,426	$48,856	$(33,009,420)	$43,294,862
Change in unearned premiums	(8,119,029)	(3,398)	(2,543,951)	(10,666,378)
Premiums earned	$68,136,397	$45,458	$(35,553,371)	$32,628,484

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2015 and 2014 was $1,199,376 and $1,006,582, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2015 and 2014 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2015
Case-basis reserves	$24,730,463	$11,264,279
Loss adjustment expenses	5,429,221	1,720,522
IBNR reserves	9,716,816	3,721,563
Recoverable on unpaid losses		16,706,364
Recoverable on paid losses	-	2,047,979
Total loss and loss adjustment expenses	$39,876,500	18,754,343
Unearned premiums		12,515,892
Total reinsurance receivables		$31,270,235

December 31, 2014
Case-basis reserves	$24,064,175	$11,930,330
Loss adjustment expenses	5,663,856	1,920,437
IBNR reserves	10,184,652	4,398,759
Recoverable on unpaid losses		18,249,526
Recoverable on paid losses	-	1,469,363
Total loss and loss adjustment expenses	$39,912,683	19,718,889
Unearned premiums		15,856,387
Total reinsurance receivables		$35,575,276

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2015	2014

Balance at beginning of period	$39,912,683	$34,503,229
Less reinsurance recoverables	(18,249,526)	(17,363,975)
Net balance, beginning of period	21,663,157	17,139,254

Incurred related to:
Current year	23,642,998	15,268,426
Prior years	(462,998)	1,763,762
Total incurred	23,180,000	17,032,188

Paid related to:
Current year	13,172,870	6,351,920
Prior years	8,500,151	6,156,365
Total paid	21,673,021	12,508,285

Net balance at end of period	23,170,136	21,663,157
Add reinsurance recoverables	16,706,364	18,249,526
Balance at end of period	$39,876,500	$39,912,683

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $14,428,197 and $14,878,551 for the years ended December 31, 2015 and 2014, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2015 and 2014 was favorable $(462,998) and unfavorable $1,763,762, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of December 31, 2012 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 134 and 730 commercial auto policies in force as of December 31, 2015 and 2014, respectively.

Note 11 – Bank Line of Credit

Kingstone maintained a Promissory Note pursuant to a line of credit (together, the “Trustco Agreement”) with Trustco Bank (“Lender”), which, at the option of Kingstone, was cancelled effective December 31, 2015. Under the Trustco Agreement, Kingstone was able to receive advances from Lender not to exceed an unpaid principal balance of $600,000 (the “Credit Limit”). Advances available under the Trustco Agreement were subject to interest at a floating rate based on the Lender’s prime rate, which was 3.75% at December 31, 2015.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Interest only payments were due monthly. The principal balance was payable on demand, and must be reduced to zero for a minimum of thirty consecutive days during each year of the term of the Trustco Agreement. The line of credit was subject to annual renewal at the discretion of the Lender. Lender may set off any depository accounts maintained by Kingstone that were held by Lender. Payment of amounts due pursuant to the Trustco Agreement was secured by all of Kingstone’s cash and deposit accounts, receivables, inventory and  fixed assets, and was guaranteed by Kingstone’s subsidiary, Payments Inc.

The line of credit was used for general corporate purposes.

There were no outstanding balances under the bank line of credit at any time during the years ended December 31, 2015 and 2014. There were no other fees in connection with this credit line.

Note 12 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $1,557,398 and $1,312,625 for the years ended December 31, 2015 and 2014, respectively. The Company’s Board of Directors approved a quarterly dividend on February 4, 2016 of $.0625 per share payable in cash on March 15, 2016 to stockholders of record as of February 29, 2016 (see Note 20).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. The 2005 Plan terminated on October 10, 2015 (except for options already granted), ten years after its effective date. Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which, subject to stockholder approval on or before August 12, 2015, a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  The stockholders approved the 2014 Plan on August 11, 2015. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the years ended December 31, 2015 and 2014 include stock-based compensation expense totaling $134,185 and $171,876, respectively. Stock-based compensation expense related to stock options for the years ended December 31, 2015 and 2014 is net of estimated forfeitures of approximately 17% and 20%, respectively. Such amounts have been included in the consolidated statements of income and comprehensive income within other operating expenses.
Stock-based compensation expense in 2015 and 2014 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The weighted average estimated fair value of stock options granted during the years ended December 31, 2015 and 2014 was $1.87 and $1.60 per share, respectively. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years ended
	December 31,
	2015	2014
Dividend Yield	2.62%	2.97%
Volatility	34.54%	40.53%
Risk-Free Interest Rate	1.03%	0.92%
Expected Life	3.0 years	3.25 years

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

A summary of stock option activity under the Company’s 2005 Plan and 2014 Plan for the year ended December 31, 2015 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	421,250	$5.16	3.13	$1,258,013

Granted (1)	50,000	$6.73		$113,500
Exercised	(127,750)	$2.66		$677,713
Forfeited	(3,750)	$5.09		$32,150

Outstanding at December 31, 2015	339,750	$6.34	3.36	$904,775

Vested and Exercisable at December 31, 2015	191,625	$6.21	3.30	$534,094

(1)	On August 12, 2014, 50,000 options were awarded under the 2014 Plan, which were subject to stockholder approval. Stockholder approval of the 2014 Plan was obtained on August 11, 2015.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $9.00 closing price of the Company’s Common Stock on December 31, 2015. The total intrinsic value of options exercised in the year ended December, 2015 was $677,713, determined as of the date of exercise.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Participants in the 2005 Plan and 2014 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). All of the 127,750 options exercised during the year ended December 31, 2015 were Net Exercises. A total of 100,115 options were exercised during the year ended December 31, 2014. The Company received cash proceeds of $5,877 from the exercise of options for the purchase of 2,500 shares of Common Stock in the year ended December 31, 2014. The remaining 97,615 options exercised in 2014 were Net Exercises.

As of December 31, 2015 and 2014, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $101,000 and $156,000, respectively. Unamortized compensation cost as of December 31, 2015 is expected to be recognized over a remaining weighted-average vesting period of 1.31 years.

As of December 31, 2015, there were 650,000 shares reserved under the 2014 Plan.

Other Equity Compensation

For the years ended December 31, 2015 and 2014, there was no other equity compensation.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 12 quarters. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2015 and 2014, KICO paid dividends to Kingstone of $1,650,000 and $1,500,000, respectively. On February 25, 2016, KICO’s Board of Directors approved a cash dividend of $450,000 to Kingstone, which was paid on February 26, 2016. For the years ended December 31, 2015 and 2014, KICO had statutory basis net income of $6,632,042 and $3,617,139, respectively. At December 31, 2015 and 2014, KICO had reported statutory basis surplus as regards policyholders of $39,072,962 and $34,425,381, respectively, as filed with the DFS.

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

The RBC guidelines define specific capital levels based on a company’s ACLC that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company is in compliance with RBC requirements as of December 31, 2015 and 2014.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The provision for income taxes is comprised of the following:

Years ended December 31,	2015	2014

Current federal income tax expense	$3,557,385	$2,418,621
Current state income tax expense	19,000	14,596
Deferred federal and state income tax expense (benefit)	(226,932)	113,823
Provision for income taxes	$3,349,453	$2,547,040

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

Years ended December 31,	2015		2014
Computed expected tax expense	$3,505,085	34.0%	$2,677,656	34.0%
State taxes, net of Federal benefit	(74,827)	(0.7)	(99,356)	(1.3)
State valuation allowance	171,532	1.7	139,137	1.8
Permanent differences
Dividends received deduction	(121,960)	(1.2)	(114,996)	(1.5)
Non-taxable investment income	(177,487)	(1.7)	(92,283)	(1.2)
Other permanent differences	55,623	0.5	86,193	1.1
Prior year tax matters	(49,139)	(0.5)	(53,556)	(0.7)
Other	40,626	0.4	4,245	0.1
Total tax	$3,349,453	32.5%	$2,547,040	32.3%

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014

Deferred tax asset:
Net operating loss carryovers (1)	$150,492	$211,550
Claims reserve discount	405,709	562,941
Unearned premium	2,555,012	1,741,360
Deferred ceding commission revenue	2,187,923	2,025,224
Other	151,250	88,148
Total deferred tax assets	5,450,386	4,629,223

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,684,004	3,055,234
Intangibles	597,657	759,400
Depreciation and amortization	415,938	291,689
Net unrealized appreciation of securities - available for sale	255,977	491,080
Total deferred tax liabilities	6,122,576	5,766,403

Net deferred income tax liability	$(672,190)	$(1,137,180)

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2015	2014	Expiration
State only (A)	$540,865	$567,188	December 31, 2035
Valuation allowance	(403,973)	(372,638)
State only, net of valuation allowance	136,892	194,550
Amount subject to Annual Limitation, federal only (B)	13,600	17,000	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$150,492	$211,550

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2015 and December 31, 2014 was approximately $8,321,000 and $6,834,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2035. Effective January 1, 2015, the enacted state tax rate was reduced to 6.5% from 8.33%, resulting in a current period decrease in the available benefit of the state NOL, net of the corresponding valuation adjustment. The decrease in the available benefit of the state net NOL increased the tax provision in the current period by $44,553.

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
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2015:

Change in net deferred income tax liabilities	$(464,990)
Deferred tax expense (benefit) allocated to other comprehensive income	(238,058)
Deferred income tax provision	$(226,932)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2015 and 2014. If any had been recognized these would be reported in income tax expense.

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

Note 16 - Employee Benefit Plans

KICO maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $422,000 and $367,000 of expense for the years ended December 31, 2015 and 2014, respectively, related to the 401(k) Plan. For the years ended December 31, 2015 and 2014, Additional Contributions totaled approximately $263,000 and $229,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Rent expense under the lease will be recognized on a straight-line basis over the lease term. At December 31, 2015, cumulative rent expense exceeded cumulative rent payments by $52,252. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2015, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2016	$100,750
2017	104,276
2018	107,926
2019	111,703
2020	115,613
Thereafter	243,506
Total	$783,774

Rent expense for the year ended December 31, 2015 amounted to $52,252 and is included in the consolidated statements of income and comprehensive income within other underwriting expenses.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Concurrently with the amendment, the Company granted to Mr. Goldstein, pursuant to the 2005 Plan, a five year option for the purchase of 200,000 shares of common stock at an exercise price of $6.73 per share, exercisable to the extent of 62,500 shares on the date of grant and each of the initial two anniversary dates of the grant and 12,500 shares on the third anniversary date of the grant.  In addition, the Company granted to Mr. Goldstein, pursuant to the 2014 Plan, a five year option for the purchase of 50,000 shares of common stock at an exercise price of $6.73 per share, exercisable on the third anniversary of the date of the grant.  The 50,000 share option grant was subject to stockholder approval of the 2014 Plan.  The stockholders approved the 2014 Plan on August 11, 2015. Pursuant to the stock option agreements with Mr. Goldstein, the Company agreed that, under certain circumstances following a change of control of the Company, and the termination of his employment, or in the event Mr. Goldstein’s employment with the Company is terminated by the Company without cause or he resigns with good reason (each as defined in his employment agreement), all of the options granted to Mr. Goldstein would become exercisable and would remain exercisable until the first anniversary of the termination date.

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

Executive Vice President (KICO)

John D. Reiersen, KICO’s Executive Vice President, is employed pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008, February 28, 2011 and October 14, 2013 (together, the “Reiersen Agreement”). The Reiersen Agreement expires on December 31, 2016 and may be terminated by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen will be entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement.  Pursuant to the Reiersen Agreement, Mr. Reiersen’s minimum annual salary effective from January 1, 2012 through December 31, 2014 was $100,000.  His minimum annual salary effective January 1, 2015 is $105,000. His minimum salary in both periods is subject to increase based upon the provision of more than 500 hours of service per year on behalf of KICO.  Mr. Reiersen also receives additional customary benefits and a $5,000 annual fee for his position as a director of KICO.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2015 and 2014, the inclusion of -0- and 63,356 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Year ended
	December 31,
	2015	2014

Weighted average number of shares outstanding	7,331,114	7,287,657
Effect of dilutive securities, common share equivalents	46,766	69,305

Weighted average number of shares outstanding, used for computing diluted earnings per share	7,377,880	7,356,962

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On July 17, 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments was entitled to receive the fees for an additional two years (“Termination Period”) with regard to contracts for policies from the Company’s producers. On March 26, 2015, the Company and the Purchaser agreed to amend the Termination Period to end as of March 31, 2015 (“Termination Date”). The Company received a one-time payment of $350,000 in exchange for the fees that the Company would have received during the Termination Period. In connection with such agreement, the Company agreed to several restrictive covenants, including that, for a period of eighteen months following the Termination Date, it would not engage in the premium financing business within New York, New Jersey and Pennsylvania. The Company’s premium financing business consisted of the placement fees that Payments earned from placing contracts.

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the consolidated statements of net income and comprehensive income are as follows:

	For the Year Ended
	December 31,
	2015	2014

Placement fee revenue	$54,343	$229,738
Termination fee	350,000	-
Direct expenses	(12,989)	(62,610)
Net income before taxes from placement fees	$391,354	$167,128

Note 20 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2015 through the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 4, 2016, the Company’s Board of Directors approved a dividend of $.0625 per share, or $457,604, payable in cash on March 15, 2016 to stockholders of record as of February 29, 2016.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 21 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$10,385,799	$10,865,715	$13,129,604	$14,230,964	$48,612,082
Ceding commission revenue	3,089,404	3,655,522	2,643,531	2,084,660	11,473,117
Net investment income	574,656	625,972	649,441	713,821	2,563,890
Net realized gain (loss) on sale of investments	(67,494)	2,263	(40,487)	55,172	(50,546)
Total revenues	14,613,556	15,542,512	16,657,369	17,362,297	64,175,734
Loss and loss adjustment expenses	7,063,217	4,770,813	5,050,194	6,295,776	23,180,000
Commission expense and other underwriting expenses	6,411,482	6,561,827	7,410,407	7,766,815	28,150,531
Net income	382,499	2,379,182	2,345,654	1,852,285	6,959,620
Basic earnings per share	$0.05	$0.32	$0.32	$0.25	$0.95
Diluted earnings per share	$0.05	$0.32	$0.32	$0.25	$0.94

	2014
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$5,926,311	$6,429,373	$9,895,000	$10,377,800	$32,628,484
Ceding commission revenue	3,381,283	3,706,049	3,278,319	3,544,460	13,910,111
Net investment income	378,788	451,915	463,513	505,552	1,799,768
Net realized gain on sale of investments	188,348	134,602	115,176	268,901	707,027
Total revenues	10,102,287	10,972,847	14,015,734	14,960,624	50,051,492
Loss and loss adjustment expenses	4,324,954	3,007,939	4,538,167	5,161,128	17,032,188
Commission expense and other underwriting expenses	4,864,257	5,432,867	5,951,772	6,532,697	22,781,593
Net income	327,133	1,354,502	1,883,681	1,763,103	5,328,419
Basic earnings per share	$0.05	$0.19	$0.26	$0.24	$0.73
Diluted earnings per share	$0.04	$0.18	$0.26	$0.24	$0.72

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.