Form 10-Q
period 2016-03-31
KINGSTONE COMPANIES, INC.
filed 2016-05-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of May 12, 2016 there were 7,912,375 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX
		PAGE

PART I — FINANCIAL INFORMATION		4

Item 1 —	Financial Statements	4

	Condensed Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4 —	Controls and Procedures	57

PART II — OTHER INFORMATION		58

Item 1 —	Legal Proceedings	58

Item 1A —	Risk Factors	58

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3 —	Defaults Upon Senior Securities	58

Item 4 —	Mine Safety Disclosures	58

Item 5 —	Other Information	58

Item 6 —	Exhibits	59

Signatures		60

EXHIBIT 3(a)
EXHIBIT 3(b)
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
EXHIBIT 101.INS XBRL Instance Document
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 under “Factors That May Affect Future Results and Financial Condition.”

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,366,630 at March 31, 2016 and $5,241,095 at December 31, 2015)	$5,140,522	$5,138,872
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $71,617,357 at March 31, 2016 and $62,221,129 at December 31, 2015)	73,230,016	62,502,064
Equity securities, available-for-sale, at fair value (cost of $9,501,112 at March 31, 2016 and $8,751,537 at December 31, 2015)	10,025,750	9,204,270
Total investments	88,396,288	76,845,206
Cash and cash equivalents	5,579,224	13,551,372
Premiums receivable, net	10,522,191	10,621,655
Reinsurance receivables, net	35,830,346	31,270,235
Deferred policy acquisition costs	10,977,276	10,835,306
Intangible assets, net	1,638,887	1,757,816
Property and equipment, net	3,169,531	3,152,266
Other assets	1,511,848	1,095,894
Total assets	$157,625,591	$149,129,750

Liabilities
Loss and loss adjustment expense reserves	$46,030,765	$39,876,500
Unearned premiums	49,013,099	48,890,241
Advance premiums	1,731,862	1,199,376
Reinsurance balances payable	3,225,893	1,688,922
Deferred ceding commission revenue	6,416,209	6,435,068
Accounts payable, accrued expenses and other liabilities	2,960,922	4,826,603
Income taxes payable	917,127	263,622
Deferred income taxes	1,106,310	672,190
Total liabilities	111,402,187	103,852,522

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-

Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,289,606 shares at March 31, 2016 and December 31, 2015; outstanding 7,317,137 shares at March 31, 2016 and 7,328,637 shares at December 31, 2015	82,896	82,896
Capital in excess of par	33,019,316	32,987,082
Accumulated other comprehensive income	1,410,614	484,220
Retained earnings	13,688,654	13,605,225
	48,201,480	47,159,423
Treasury stock, at cost, 972,469 shares at March 31, 2016 and 960,969 shares at December 31, 2015	(1,978,076)	(1,882,195)
Total stockholders' equity	46,223,404	45,277,228

Total liabilities and stockholders' equity	$157,625,591	$149,129,750

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

Three months ended March 31,	2016	2015

Revenues
Net premiums earned	$14,531,675	$10,385,799
Ceding commission revenue	2,770,337	3,089,404
Net investment income	813,057	574,656
Net realized gains (losses) on sales of investments	80,436	(67,494)
Other income	249,347	631,191
Total revenues	18,444,852	14,613,556

Expenses
Loss and loss adjustment expenses	9,483,855	7,063,217
Commission expense	4,270,066	3,412,327
Other underwriting expenses	3,346,441	2,999,155
Other operating expenses	329,239	328,498
Depreciation and amortization	283,828	235,662
Total expenses	17,713,429	14,038,859

Income from operations before taxes	731,423	574,697
Income tax expense	190,391	192,198
Net income	541,032	382,499

Other comprehensive income, net of tax
Gross change in unrealized gains on available-for-sale-securities	1,484,064	705,574

Reclassification adjustment for (gains) losses included in net income	(80,436)	67,494
Net change in unrealized gains	1,403,628	773,068
Income tax expense related to items of other comprehensive income	(477,234)	(262,843)
Other comprehensive income, net of tax	926,394	510,225

Comprehensive income	$1,467,426	$892,724

Earnings per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Weighted average common shares outstanding
Basic	7,322,385	7,318,271
Diluted	7,360,564	7,344,563

Dividends declared and paid per common share	$0.0625	$0.0500

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Three months ended March 31, 2016

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2016	-	$-	8,289,606	$82,896	$32,987,082	$484,220	$13,605,225	960,969	$(1,882,195)	$45,277,228
Stock-based compensation	-	-	-	-	32,234	-	-	-	-	32,234
Acquisition of treasury stock	-	-	-	-	-	-	-	11,500	(95,881)	(95,881)
Dividends	-	-	-	-	-	-	(457,603)	-	-	(457,603)
Net income	-	-	-	-	-	-	541,032	-	-	541,032
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	926,394	-	-	-	926,394
Balance, March 31, 2016	-	$-	8,289,606	$82,896	$33,019,316	$1,410,614	$13,688,654	972,469	$(1,978,076	$46,223,404

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,

	2016	2015

Cash flows provided by operating activities:
Net income	$541,032	$382,499
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized (gains) losses on sale of investments	(80,436)	67,494
Depreciation and amortization	283,828	235,662
Amortization of bond premium, net	92,646	80,220
Stock-based compensation	32,234	38,892
Excess tax benefit from exercise of stock options	-	(221,136)
Deferred income tax expense	(43,114)	(9,856)
(Increase) decrease in operating assets:
Premiums receivable, net	99,464	(481,267)
Receivables - reinsurance contracts	-	(134,656)
Reinsurance receivables, net	(4,560,111)	(976,328)
Deferred policy acquisition costs	(141,970)	(49,985)
Other assets	(666,404)	177,501
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	6,154,265	2,238,581
Unearned premiums	122,858	468,420
Advance premiums	532,486	407,514
Reinsurance balances payable	1,536,971	(77,807)
Deferred ceding commission revenue	(18,859)	(53,978)
Accounts payable, accrued expenses and other liabilities	(1,212,176)	(1,257,693)
Net cash flows provided by operating activities	2,672,714	834,077

Cash flows used in investing activities:
Purchase - fixed-maturity securities available-for-sale	(15,890,742)	(3,349,181)
Purchase - equity securities available-for-sale	(1,831,513)	(1,145,558)
Sale or maturity - fixed-maturity securities available-for-sale	6,401,092	716,892
Sale - equity securities available-for-sale	1,161,501	-
Acquisition of fixed assets	(182,164)	(165,829)
Other investing activities	250,448	3,170
Net cash flows used in investing activities	(10,091,378)	(3,940,506)

Cash flows used in financing activities:
Withholding taxes paid on net exercise of stock options	-	(243,662)
Excess tax benefit from exercise of stock options	-	221,136
Purchase of treasury stock	(95,881)	(128,763)
Dividends paid	(457,603)	(365,505)
Net cash flows used in financing activities	(553,484)	(516,794)

Decrease in cash and cash equivalents	$(7,972,148)	$(3,623,223)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$5,579,224	$6,283,655

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$30,000	$300,500

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$-	$243,662

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas; however, KICO writes substantially all of its business in New York.  Through March 31, 2015, Kingstone, through its wholly owned subsidiary, Payments Inc., a licensed premium finance company in the State of New York, received fees for placing contracts with a third party licensed premium finance company (see Note 11 – Premium Finance Placement Fees).

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive.  ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08 and ASU No. 2016-10, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The Company will apply the guidance using a modified retrospective approach.  The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2015, FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosures About Short-Duration Contracts. The updated accounting guidance requires expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with insurance claims.  The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years.  Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration.  The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

In January of 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The updated accounting guidance requires changes to the reporting model for financial instruments.  The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company is evaluating whether the adoption of ASU 2016-02 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU No. 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments. These amendments to current accounting guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet. The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting. Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur. Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption. Early adoption is permitted, however all amendments must be adopted in the same period. The Company is evaluating whether the adoption of ASU 2016-09 will have a significant impact on its consolidated results of operations, financial position or cash flows.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$10,211,142	$490,669	$(2,510)	$(5,060)	$10,694,241	$483,099

Corporate and other bonds
Industrial and miscellaneous	$45,367,395	1,247,820	(210,199)	(59,298)	46,345,718	978,323

Residential mortgage backed
securities	$16,038,820	188,141	(36,904)	-	16,190,057	151,237
Total fixed-maturity securities	$71,617,357	1,926,630	(249,613)	(64,358)	73,230,016	1,612,659

Equity Securities:
Preferred stocks	$3,187,826	77,621	-	(30,072)	3,235,375	47,549
Common stocks	$6,313,286	542,527	(65,438)	-	6,790,375	477,089
Total equity securities	$9,501,112	620,148	(65,438)	(30,072)	10,025,750	524,638

Total	$81,118,469	$2,546,778	$(315,051)	$(94,430)	$83,255,766	$2,137,297

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	$415,305

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	(121,576)

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	(12,794)
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	280,935

Equity Securities:
Preferred stocks	2,874,173	70,799	-	(29,322)	2,915,650	41,477
Common stocks	5,877,364	514,977	(103,721)	-	6,288,620	411,256
Total equity securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	452,733

Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	$733,668

 A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2016 and December 31, 2015 is shown below:

	March 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,960,172	$1,989,139	$827,246	$837,918
One to five years	21,829,957	22,476,966	17,146,349	17,393,571
Five to ten years	30,423,009	31,171,743	37,877,726	37,884,450
More than 10 years	1,365,399	1,402,111	1,366,516	1,395,627
Residential mortgage backed securities	16,038,820	16,190,057	5,003,292	4,990,498
Total	$71,617,357	$73,230,016	$62,221,129	$62,502,064

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,398	$147,641	$-	$-	$754,039	$147,641

Political subdivisions of States,
Territories and Possessions	1,418,827	88,948	-	(66,215)	1,441,560	22,733

Corporate and other bonds
Industrial and miscellaneous	3,115,297	152,036	(225)	(96,077)	3,171,031	55,734

Total	$5,140,522	$388,625	$(225)	$(162,292)	$5,366,630	$226,108

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	$147,650

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	16,095

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	(61,522)

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	$102,223

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2016 and December 31, 2015 is shown below:

	March 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	506,790	500,000	496,245
Five to ten years	4,034,124	4,105,801	4,032,483	3,990,811
More than 10 years	606,398	754,039	606,389	754,039
Total	$5,140,522	$5,366,630	$5,138,872	$5,241,095

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2016	2015
Income:
Fixed-maturity securities	$664,476	$510,955
Equity securities	175,951	122,569
Cash and cash equivalents	6,446	94
Total	846,873	633,618
Expenses:
Investment expenses	33,816	58,962
Net investment income	$813,057	$574,656

Proceeds from the sale and maturity of fixed-maturity securities were $6,401,092 and $716,892 for the three months ended March 31, 2016 and 2015, respectively.

Proceeds from the sale of equity securities were $1,161,501 and $-0- for the three months ended March 31, 2016 and 2015, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended
	March 31,
	2016	2015

Fixed-maturity securities:
Gross realized gains	$106,417	$-
Gross realized losses	(105,543)	(67,494)
	874	(67,494)

Equity securities:
Gross realized gains	82,688	-
Gross realized losses	(3,126)	-
	79,562	-

Net realized gains (losses)	$80,436	$(67,494)

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2016 and December 31, 2015, there were 32 and 57 securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the three months ended March 31, 2016 and 2015. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2016 and December 31, 2015 as follows:

	March 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$334,827	$(2,510)	1	$339,627	$(5,060)	1	$674,454	$(7,570)

Corporate and other bonds industrial and miscellaneous	5,269,173	(210,199)	13	687,228	(59,298)	2	5,956,401	(269,497)

Residential mortgage backed securities	1,614,256	(36,904)	10	-	-	-	1,614,256	(36,904)

Total fixed-maturity securities	$7,218,256	$(249,613)	24	$1,026,855	$(64,358)	3	$8,245,111	$(313,971)

Equity Securities:
Preferred stocks	$-	$-	-	$701,250	$(30,072)	1	$701,250	$(30,072)
Common stocks	1,502,700	(65,438)	4	-	-	-	1,502,700	(65,438)

Total equity securities	$1,502,700	$(65,438)	4	$701,250	$(30,072)	1	$2,203,950	$(95,510)

Total	$8,720,956	$(315,051)	28	$1,728,105	$(94,430)	4	$10,449,061	$(409,481)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other bonds industrial and miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

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

The Company’s investments are allocated among pricing input levels at March 31, 2016 and December 31, 2015 as follows:

	March 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of States, Territories and Possessions	$-	$10,694,241	$-	$10,694,241

Corporate and other bonds industrial and miscellaneous	39,440,630	6,905,088	-	46,345,718

Residential mortgage backed securities	-	16,190,057	-	16,190,057
Total fixed maturities	39,440,630	33,789,386	-	73,230,016
Equity securities	10,025,750	-	-	10,025,750
Total investments	$49,466,380	$33,789,386	$-	$83,255,766

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of States, Territories and Possessions	$-	$12,555,098	$-	$12,555,098

Corporate and other bonds industrial and miscellaneous	37,964,006	6,992,462	-	44,956,468

Residential mortgage backed securities	-	4,990,498	-	4,990,498
Total fixed maturities	37,964,006	24,538,058	-	62,502,064
Equity securities	9,204,270	-	-	9,204,270
Total investments	$47,168,276	$24,538,058	$-	$71,706,334

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

The estimated fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,140,522	$5,366,630	$5,138,872	$5,241,095
Cash and cash equivalents	$5,579,224	$5,579,224	$13,551,372	$13,551,372
Premiums receivable	$10,522,191	$10,522,191	$10,621,655	$10,621,655
Reinsurance receivables	$35,830,346	$35,830,346	$31,270,235	$31,270,235
Real estate, net of accumulated depreciation	$1,698,035	$1,925,000	$1,710,897	$1,925,000
Reinsurance balances payable	$3,225,893	$3,225,893	$1,688,922	$1,688,922

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2016
Premiums written	$23,043,325	$5,078	$(8,386,528)	$14,661,875
Change in unearned premiums	(126,428)	3,571	(7,343)	(130,200)
Premiums earned	$22,916,897	$8,649	$(8,393,871)	$14,531,675

Three months ended March 31, 2015
Premiums written	$19,489,429	$7,911	$(8,619,406)	$10,877,934
Change in unearned premiums	(472,331)	3,912	(23,716)	(492,135)
Premiums earned	$19,017,098	$11,823	$(8,643,122)	$10,385,799

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of March 31, 2016 and December 31, 2015 was approximately $1,732,000 and $1,199,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2016	2015

Balance at beginning of period	$39,876,500	$39,912,683
Less reinsurance recoverables	(16,706,364)	(18,249,526)
Net balance, beginning of period	23,170,136	21,663,157

Incurred related to:
Current year	9,903,094	6,956,761
Prior years	(419,239)	106,456
Total incurred	9,483,855	7,063,217

Paid related to:
Current year	3,006,210	1,685,306
Prior years	3,421,820	3,201,258
Total paid	6,428,030	4,886,564

Net balance at end of period	26,225,961	23,839,810
Add reinsurance recoverables	19,804,804	18,311,454
Balance at end of period	$46,030,765	$42,151,264

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $4,313,667 and $5,448,387 for the three months ended March 31, 2016 and 2015, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2016 and 2015 was $(419,239) favorable and $106,456 unfavorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. On at least a monthly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. Several methods are used, varying by product line and accident year, in order to determine the required IBNR reserves.  These methods include the following:

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of March 31, 2013 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expire on or after May 1, 2015. The Company had 34 and 599 commercial auto policies in force as of March 31, 2016 and 2015, respectively.

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaty in effect for the three months ended March 31, 2016 for its personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”).  The Company’s quota share reinsurance treaty in effect for the three months ended March 31, 2015 was covered under the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”).

The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, the Company exercised its contractual option to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55%. The Company entered into new annual treaties with different terms effective July 1, 2015. The Company’s 2014/2015 Treaty and 2015/2016 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2015	July 1, 2014
	to	to
Line of Busines	June 30, 2016	June 30, 2015

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	55%
Risk retained	$450,000	$360,000
Losses per occurrence subject to quota share reinsurance coverage	$750,000	$800,000
Excess of loss coverage above quota share coverage	$3,750,000	$3,200,000
	in excess of	in excess of
	$750,000	$800,000
Total reinsurance coverage per occurrence	$4,050,000	$3,640,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000
Expiration date	June 30, 2016	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$3,000,000
Expiration date	June 30, 2016	June 30, 2015

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None
Risk retained	$425,000	$400,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$4,075,000	$3,600,000
	in excess of	in excess of
	$425,000	$400,000
Total reinsurance coverage per occurrence	$4,075,000	$3,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000

Commercial Auto:
Risk retained	$300,000	$300,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000
	in excess of	in excess of
	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$2,400,000	$1,800,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$176,000,000	$137,000,000
Severe winter weather aggregate (3)	Yes	Yes
Reinstatement premium protection (4)	Yes	No

1.	Plus losses in excess of catastrophe coverage.
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

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2015 and under the treaties that expired on June 30, 2015 are as follows:

	July 1, 2015 - June 30, 2016		July 1, 2014 - June 30, 2015
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000	Initial $800,000	$360,000
	$750,000 - $4,500,000	None(1)	$800,000 - $4,000,000	None(1)
	Over $4,500,000	100%	Over $4,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000	Initial $400,000	$400,000
	$425,000 - $4,500,000	None(1)	$400,000 - $4,000,000	None(1)
	Over $4,500,000	100%	Over $4,000,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000	Initial $4,000,000	$1,800,000
	$4,000,000 - $180,000,000	None	$4,000,000 - $141,000,000	None
	Over $180,000,000	100%	Over $141,000,000	100%

(1)	Covered by excess of loss treaties.

(2)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months ended March 31, 2016 are attributable to contracts for the 2015/2016 Treaty.  The Company’s Loss Ratios for treaties in effect for the three months ended March 31, 2015 are attributable to contracts for the 2014/2015 Treaty.

Treaties in effect for the three months ended March 31, 2016

Under the 2015/2016 Treaty, the Company is receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, the Company earns more provisional ceding commissions, while contingent ceding commissions are reduced due to the less favorable sliding scale rate. The Company’s Loss Ratio for the period July 1, 2015 through March 31, 2016, which is attributable to the 2015/2016 Treaty, was higher than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the three month period ended March 31, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

Treaties in effect for the three months ended March 31, 2015

The Company’s Loss Ratio for the period July 1, 2014 through March 31, 2015, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which the provisional ceding commissions are earned. As a result of severe winter weather during the three months ended March 31, 2015, the Loss Ratio attributable to this treaty as of March 31, 2015 was greater than the Loss Ratio as of December 31, 2014. Accordingly, for the three months ended March 31, 2015, the Company’s contingent ceding commission earned was reduced as a result of the increase in the estimated Loss Ratio for the 2014/2015 Treaty.

In addition to the treaties that were in effect for three months ended March 31, 2016 and 2015, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

 Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2016	2015

Provisional ceding commissions earned	$3,099,614	$2,915,029
Contingent ceding commissions earned	(329,277)	174,375
	$2,770,337	$3,089,404

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $457,603 and $365,505 for the three months ended March 31, 2016 and 2015, respectively. The Company’s Board of Directors approved a quarterly dividend on May 11, 2016 of $.0625 per share payable in cash on June 15, 2016 to stockholders of record as of May 31, 2016 (see Note 12).

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

The results of operations for the three months ended March 31, 2016 and 2015 include stock-based stock option compensation expense totaling approximately $32,000 and $39,000, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2016 and 2015 is net of estimated forfeitures of 17% for both periods. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2016 and 2015 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2016 was $1.97 per share. No options were granted during the three months March 31, 2015. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

	Three months ended
	March 31,
	2016	2015

Dividend Yield	3.18%	na
Volatility	31.61%	na
Risk-Free Interest Rate	1.11%	na
Expected Life	3.25 years	na

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

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2016 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	339,750	$6.34	3.36	$904,775

Granted	25,000	$7.85		$10,250
Exercised	-	$-		$-
Forfeited	-	$-		$-

Outstanding at March 31, 2016	364,750	$6.44	3.24	$663,610

Vested and Exercisable at March 31, 2016	197,875	$6.26	3.12	$394,854

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.26 closing price of the Company’s Common Stock on March 31, 2016. No options were exercised during the three months ended March 31, 2016.

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

As of March 31, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $98,000. Unamortized compensation cost as of March 31, 2016 is expected to be recognized over a remaining weighted-average vesting period of 1.51 years.

As of March 31, 2016, there were 625,000 shares reserved for grants under the 2014 Plan.

Other Equity Compensation

On January 4, 2016, the Company granted a total of 6,000 shares of restricted common stock under the 2014 Plan to its three then non-employee directors. On March 29, 2016, the Company granted 1,500 shares of restricted common stock under the 2014 Plan to a newly elected non-employee director. One-third of the shares granted will vest on each of the three following anniversaries following the grant date. The fair value of the shares will be determined on each of the vesting dates. For the three months ended March 31, 2016, no stock-based compensation for these grants is included in the condensed consolidated statements of income and comprehensive income.

Private Placement

See Note 12 Subsequent Events.

Note 8 – Income Taxes

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

	March 31,	December 31,
	2016	2015

Deferred tax asset:
Net operating loss carryovers (1)	$131,626	$150,492
Claims reserve discount	459,217	405,709
Unearned premium	2,600,074	2,555,012
Deferred ceding commission revenue	2,181,511	2,187,923
Other	92,904	151,250
Total deferred tax assets	5,465,332	5,450,386

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,732,274	3,684,004
Intangibles	557,222	597,657
Depreciation and amortization	367,642	415,938
Net unrealized appreciation of securities - available for sale	745,504	255,977
Total deferred tax liabilities	6,571,642	6,122,576

Net deferred income tax liability	$(1,106,310)	$(672,190)

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2016	2015	Expiration
State only (A)	$563,108	$540,865	December 31, 2036
Valuation allowance	(441,682)	(403,973)
State only, net of valuation allowance	121,426	136,892
Amount subject to Annual Limitation, federal only (B)	10,200	13,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$131,626	$150,492

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2016 and December 31, 2015 was approximately $8,663,000 and $8,321,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2036.

(B) The Company has an NOL of $30,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal NOL loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2016 and 2015. If any had been recognized these would have been reported in income tax expense.

The tax returns for years ended December 31, 2012 through 2015 are subject to examination, generally for three years after filing.

Note 9 – Earnings Per Common Share

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2016 and 2015, the inclusion of 54,327 and 77,500 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended
	March 31,
	2016	2015

Weighted average number of shares outstanding	7,322,385	7,318,271
Effect of dilutive securities, common share equivalents	38,179	26,292

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,360,564	7,344,563

Note 10 - Commitments and Contingencies

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

Rent expense under the lease will be recognized on a straight-line basis over the lease term. At March 31, 2016, cumulative rent expense exceeded cumulative rent payments by $53,190. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2016, aggregate future minimum rental commitments under the Company’s lease agreement is as follows:

For the Year Ending December 31,	Total
2016 (nine months)	$75,563
2017	104,276
2018	107,926
2019	111,703
2020	115,613
Thereafter	243,506
Total	$758,587

Rent expense for the three months ended March 31, 2016 amounted to $26,126 and is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

Note 11 – Premium Finance Placement Fees

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

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited:

	For the Three Months Ended
	March 31,
	2016	2015

Placement fee revenue	$-	$54,343
Early termination fee	-	350,000
Direct expenses	-	(12,989)
Net income before taxes from placement fees	$-	$391,354

Note 12 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2016 through the date these financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On May 11, 2016, the Company’s Board of Directors approved a quarterly dividend of $.0625 per share payable in cash on June 15, 2016 to stockholders of record as of May 31, 2016.

Private Placement of Common Stock

On April 18, 2016 the Company sold 595,238 newly issued shares of its common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance.

The new common shares were sold to RenaissanceRe at a price of $8.40 per share. The Company received net proceeds of approximately $4,850,000 from the private placement. The Company intends to use the net proceeds of the offering to support the continued growth of KICO, and for general corporate purposes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to small businesses and individuals in New York State through our subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas.

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

Commercial automobile: Until recently we provided liability and physical damage coverage for light vehicles owned by small contractors and artisans. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of April 30, 2016 we have no commercial auto policies in force and this product line will be in run-off until all claims are paid.

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

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$23,043	$19,489	$3,554	18.2%
Assumed written premiums	5	8	(3)	(37.5)%
	23,048	19,497	3,551	18.2%
Ceded written premiums
Ceded to quota share treaties	5,823	7,328	(1,505)	(20.5)%
Ceded to excess of loss treaties	319	307	12	3.9%
Ceded to catastrophe treaties	2,244	984	1,260	128.0%
Total ceded written premiums	8,386	8,619	(233)	(2.7)%

Net written premiums	14,662	10,878	3,784	34.8%
Change in net unearned premiums	(130)	(492)	362	(73.6)%
Net premiums earned	14,532	10,386	4,146	39.9%

Ceding commission revenue
Excluding the effect of catastrophes	2,770	4,204	(1,434)	(34.1)%
Effect of catastrophes (1)	-	(1,115)	1,115	(100.0)%
Total ceding commission revenue	2,770	3,089	(319)	(10.3)%
Net investment income	813	574	239	41.6%
Net realized gain(loss) on investments	80	(67)	147	(219.4)%
Other income	249	631	(382)	(60.5)%
Total revenues	18,444	14,613	3,831	26.2%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,460	8,426	3,034	36.0%
Losses from catastrophes (1)	2,337	4,085	(1,748)	(42.8)%
Total direct and assumed loss and loss adjustment expenses	13,797	12,511	1,286	10.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,378	3,201	177	5.5%
Losses from catastrophes (1)	935	2,247	(1,312)	(58.4)%
Total ceded loss and loss adjustment expenses	4,313	5,448	(1,135)	(20.8)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,082	5,225	2,857	54.7%
Losses from catastrophes (1)	1,402	1,838	(436)	(23.7)%
Net loss and loss adjustment expenses	9,484	7,063	2,421	34.3%

Commission expense	4,270	3,412	858	25.1%
Other underwriting expenses	3,346	2,999	347	11.6%
Other operating expenses	329	328	1	0.3%
Depreciation and amortization	284	236	48	20.3%
Total expenses	17,713	14,039	3,675	26.2%

Income from operations before taxes	731	574	157	27.4%
Provision for income tax	190	192	(2)	(1.0)%
Net income	$541	$382	$159	41.6%

(1) For the three months ended March 31, 2016 and 2015, includes the effects of severe winter weather (which we define as a catastrophe).  We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended March 31,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	65.3%	68.0%	(2.7)	(4.0)%
Net underwriting expense ratio	31.6%	29.9%	1.7	5.7%
Net combined ratio	96.9%	97.9%	(1.0)	(1.0)%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2016 (“2016”) were $23,043,000 compared to $19,489,000 during the three months ended March 31, 2015 (“2015”). The increase of $3,554,000, or 18.2%, was primarily due to an increase in policies in-force during 2016 as compared to 2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 17.5% as of March 31, 2016 compared to March 31, 2015.

Our growth rate in direct premiums written was dampened somewhat due to the suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expire on or after May 1, 2015. Our direct written premiums in our continuing lines of business grew by 21.6% in 2016 compared to 2015. Policies-in-force in our continuing lines of business increased by 18.9% as March 31, 2016 compared to March 31, 2015.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during 2016 and 2015. For purposes of the discussion herein, the change in quota share ceding rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	March 31,
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Quota share reinsurance rates
Personal lines	40%	55%

Net written premiums increased $3,784,000, or 34.8%, to $14,662,000 in 2016 from $10,878,000 in 2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. The new treaty is on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior years. Under a “net” arrangement, all catastrophe reinsurance coverage is now purchased directly by us, which increases our ceded premium for that component.

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $1,260,000, or 128.0%, to $2,244,000 in 2016 from $984,000 in 2015.

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2016, our ceded excess of loss reinsurance premiums increased by $12,000 over the ceded premiums for 2015.

Net premiums earned increased $4,146,000, or 39.9%, to $14,532,000 in 2016 from $10,386,000 in 2015. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty. The decreases in our quota share ceding percentages from the July 1, 2015 and 2014 Cut-offs gave us a return of premiums previously ceded, which increases our net premiums earned during the twelve month periods after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2016 increased due to the higher net written premiums generated for the twelve months ended March 31, 2016 compared to the twelve months ended March 31, 2015.

Ceding Commission Revenue

The following table describes the quota share provisional ceding commission rates in effect during 2016 and 2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	March 31,
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	55%	40%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$3,099	$2,915	$184	6.3%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(329)	1,289	(1,618)	(125.5	) %
Effect of catastrophes on ceding commissions earned	-	(1,115)	1,115	(100.0	) %
Contingent ceding commissions earned	(329)	174	(503)	(289.1	) %

Total ceding commission revenue	$2,770	$3,089	$(319)	(10.3	) %

Ceding commission revenue was $2,770,000 in 2016 compared to $3,089,000 in 2015. The decrease of $319,000, or 10.3%, was due to a decrease in contingent ceding commissions earned, partially offset by an increase in provisional ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2015/2016 Treaty, the provisional ceding commission rate increased to 55% from 40% under the 2014/2015 Treaty. The $184,000 increase in provisional ceding commissions earned is due to: (1) an increase in personal lines direct written premiums subject to the quota share and (2) an increase in the provisional ceding commission rates under the 2015/2016 Treaty, partially offset by (1) a decrease in the amount of premiums subject to provisional ceding commissions due to the reduction in quota share rates and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty

Contingent Ceding Commissions Earned

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

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaty described in the table above that was in effect during 2016 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2015. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2015 under those treaties.

The term of our expired personal lines reinsurance quota share treaty covered the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty included catastrophe losses and LAE incurred from severe winter weather during 2015 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 by $1,115,000. Catastrophe losses for 2016 have no impact on our contingent ceding commission revenue since the ultimate loss ratio used to determine these commissions was not affected by the 2016 severe winter weather. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2015

Net Investment Income

Net investment income was $813,000 in 2016 compared to $574,000 in 2015. The increase of $239,000, or 41.6%, was due to an increase in average invested assets in 2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after March 31, 2015. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.80% and 4.79% as of March 31, 2016 and 2015, respectively.

Other Income

Other income was $249,000 in 2016 compared to $631,000 in 2015. The decrease of $382,000, or 60.5%, was primarily due to the $350,000 we received in 2015 as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 11 to the Condensed Consolidated Financial Statements).

Net Loss and LAE

Net loss and LAE was $9,484,000 in 2016 compared to $7,063,000 in 2015. The net loss ratio was 65.3% in 2016 compared to 68.0% in 2015, a decrease of 2.7 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2016, the net loss ratio decreased compared to 2015 due to a combination of several factors. First, there was continued improvement in the impact of prior year loss development, as we recorded 2.9 points of favorable prior year loss development in 2016 compared to 1.0 point of adverse (unfavorable) prior year development in 2015, or an improvement of 3.9 points year-over-year. The favorable prior year development relates mostly to commercial auto and commercial lines for accident years 2014 and prior.  Second, the impact of severe winter weather, determined as the losses incurred above those expected in an average winter season, was lower in 2016 than in 2015. Severe winter weather had a 9.7 point impact on the net loss ratio in 2016 compared to 17.7 points in 2015, or a decrease of 8.0 points. In general, 2016 was a more benign winter season than 2015.  However, there was one severe freezing event in mid-February with temperatures below zero in many locations.  This single event resulted in numerous claims from frozen pipes and resulting water damage.  Because of its timing during the start of a holiday week, this event also resulted in a few very large water damage claims that impacted our loss ratio.  Thus, the average loss severity per claim was higher for the 2016 winter season than in 2015 even though the impact on the net loss ratio was lower than in 2015. As in prior years, the winter claim provision in our catastrophe reinsurance treaty that adds coverage for winter weather losses in excess of $4,000,000 over any 28 day period was not triggered. Finally, offsetting some of these improvements was an increase in the core loss ratio (excluding prior year loss development and severe winter weather), which was 58.5% in 2016 compared to 49.3% in 2015, or an increase of 9.2 points. The increase in the core net loss ratio was driven by higher average claims severity for our personal lines business.  This was caused by an increase in larger fire claims in 2016 compared to 2015. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of March 31, 2016, we had 34 commercial auto policies in force, which represented 0.1% of our policies in force.

Commission Expense

Commission expense was $4,270,000 in 2016 or 18.6% of direct earned premiums. Commission expense was $3,412,000 in 2015 or 17.9% of direct earned premiums. The increase of $858,000, or 25.1%, is due to the increase in direct written premiums in 2016 as compared to 2015 and a change in the mix of business to lines of business with higher commission rates, and an increase in bonus commissions.

Other Underwriting Expenses

Other underwriting expenses were $3,346,000 in 2016 compared to $2,999,000 in 2015. The increase of $347,000, or 11.6%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $1,516,000 in 2016 compared to $1,314,000 in 2015. The increase of $202,000, or 15.4%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums decreased to 14.5% in 2016 from 15.4% in 2015. Other underwriting expenses as a percentage of direct earned premiums decreased to 14.6% in 2016 from 15.8% in 2015.

Our net underwriting expense ratio in 2016 was 31.6% compared with 29.9% in 2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(21.3)%	(28.1)%	7.5
Ceding commission revenue - contingent	2.2	(1.7)	3.2
Other income	(1.7)	(2.1)	0.4
Acquistion costs and other underwriting expenses:
Commission expense	29.4	32.9	(3.5)
Other underwriting expenses	23.0	28.9	(5.9)
Net underwriting expense ratio	31.6%	29.9%	1.7

   The increase of 1.7 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $329,000 in 2016 compared to $328,000 in 2015. The increase in 2016 of $1,000, or 0.3%, was primarily due to immaterial net fluctuations in various other operating expenses.

 Depreciation and Amortization

Depreciation and amortization was $284,000 in 2016 compared to $236,000 in 2015. The increase of $48,000, or 20.3%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2016 was $190,000, which resulted in an effective tax rate of 26.0%. Income tax expense in 2015 was $192,000, which resulted in an effective tax rate of 33.4%. Income before taxes was $731,000 in 2016 compared to $574,000 in 2015. The decrease in the effective tax rate by 7.4 percentage points in 2016 is a result of the increase in benefits from various permanent differences.

Net Income

Net income was $541,000 in 2016 compared to $382,000 in 2015. The increase in net income of $158,000, or 41.4%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue, other income, and increases in other underwriting expenses related to premium growth and other operating expenses.

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

	For the Three Months Ended
	March 31,
	2016	2015

Gross premiums written:
Personal lines	$17,441,086	$14,237,717
Commercial lines	3,128,138	2,799,370
Commercial auto(1)	(8,793)	535,236
Livery physical damage	2,431,915	1,872,615
Other(2)	56,057	52,402
Total	$23,048,403	$19,497,340

Net premiums written:
Personal lines	$9,385,438	$5,952,781
Commercial lines	2,814,905	2,537,775
Commercial auto(1)	(8,485)	485,914
Livery physical damage	2,431,915	1,872,615
Other(2)	38,102	28,850
Total	$14,661,875	$10,877,935

Net premiums earned:
Personal lines	$9,463,896	$5,960,475
Commercial lines	2,680,725	2,412,143
Commercial auto(1)	85,088	662,632
Livery physical damage	2,255,854	1,306,577
Other(2)	46,112	43,972
Total	$14,531,675	$10,385,799

Net loss and loss adjustment expenses:
Personal lines	$7,548,551	$4,348,571
Commercial lines	910,834	1,467,693
Commercial auto(1)	(456,486)	339,208
Livery physical damage	988,553	547,741
Other(2)	76,079	77,146
Unallocated loss adjustment expenses	416,324	282,858
Total	$9,483,855	$7,063,217

Net loss ratio:
Personal lines	79.8%	73.0%
Commercial lines	34.0%	60.8%
Commercial auto(1)	-536.5%	51.2%
Livery physical damage	43.8%	41.9%
Other(2)	165.0%	175.4%
Total	65.3%	68.0%

1.
Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015.

2.	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2016	2015

Revenues
Net premiums earned	$14,531,675	$10,385,799
Ceding commission revenue	2,770,337	3,089,404
Net investment income	813,057	574,656
Net realized gain(loss) on investments	80,436	(67,494)
Other income	248,998	220,336
Total revenues	18,444,503	14,202,701

Expenses
Loss and loss adjustment expenses	9,483,855	7,063,217
Commission expense	4,270,066	3,412,327
Other underwriting expenses	3,346,441	2,999,155
Depreciation and amortization	283,538	234,816
Total expenses	17,383,900	13,709,515

Income from operations	1,060,603	493,186
Income tax expense	272,438	118,062
Net income	$788,165	$375,124

Key Measures:
Net loss ratio	65.3%	68.0%
Net underwriting expense ratio	31.6%	29.9%
Net combined ratio	96.9%	97.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$7,616,507	$6,411,482
Less: Ceding commission revenue	(2,770,337)	(3,089,404)
Less: Other income	(248,998)	(220,336)
Net underwriting expenses	$4,597,172	$3,101,742

Net premiums earned	$14,531,675	$10,385,799

Net Underwriting Expense Ratio	31.6%	29.9%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2016
Written premiums	$23,043,325	$5,078	$(8,386,528)	$14,661,875
Change in unearned premiums	(126,428)	3,571	(7,343)	(130,200)
Earned premiums	$22,916,897	$8,649	$(8,393,871)	$14,531,675

Loss and loss adjustment expenses exluding
the effect of catastrophes	$11,437,764	$22,297	$(3,378,683)	$8,081,378
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$13,775,225	$22,297	$(4,313,667)	$9,483,855

Loss ratio excluding the effect of catastrophes	49.9%	257.8%	40.3%	55.6%
Catastrophe loss	10.2%	0.0%	11.1%	9.7%
Loss ratio	60.1%	257.8%	51.4%	65.3%

Three months ended March 31, 2015
Written premiums	$19,489,429	$7,911	$(8,619,406)	$10,877,934
Change in unearned premiums	(472,331)	3,912	(23,716)	(492,135)
Earned premiums	$19,017,098	$11,823	$(8,643,122)	$10,385,799

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,368,211	$58,042	$(3,201,444)	$5,224,809
Catastrophe loss	4,085,351	-	(2,246,943)	1,838,408
Loss and loss adjustment expenses	$12,453,562	$58,042	$(5,448,387)	$7,063,217

Loss ratio excluding the effect of catastrophes	44.0%	490.9%	37.0%	50.3%
Catastrophe loss	21.5%	0.0%	26.0%	17.7%
Loss ratio	65.5%	490.9%	63.0%	68.0%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2016	2015

Net premiums earned	$14,531,675	$10,385,799
Ceding commission revenue (1)	2,770,337	3,089,404
Other income	248,998	220,336

Loss and loss adjustment expenses (2)	9,483,855	7,063,217

Acquistion costs and other underwriting expenses:
Commission expense	4,270,066	3,412,327
Other underwriting expenses	3,346,441	2,999,155
Total acquistion costs and other
underwriting expenses	7,616,507	6,411,482

Underwriting income	$450,648	$220,840

Key Measures:
Net loss ratio excluding the effect of catastrophes	55.6%	50.3%
Effect of catastrophe loss on net loss ratio (2) (3)	9.7%	17.7%
Net loss ratio	65.3%	68.0%

Net underwriting expense ratio excluding the
effect of catastrophes	31.6%	19.1%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	10.8%
Net underwriting expense ratio	31.6%	29.9%

Net combined ratio excluding the effect
of catastrophes	87.2%	69.4%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	9.7%	28.5%
Net combined ratio	96.9%	97.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$7,616,507	$6,411,482
Less: Ceding commission revenue (1)	(2,770,337)	(3,089,404)
Less: Other income	(248,998)	(220,336)
	$4,597,172	$3,101,742
_________________________________________________

(1) For the three months ended March 31, 2016 and 2015, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $-0- and $1,115,158, respectively.

(2) For the three months ended March 31, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 and $1,838,408, respectively, resulting from severe winter weather.

(3) For the three months ended March 31, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $84,149 and $125,349, respectively, decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2016 and December 31, 2015:

Available-for-Sale Securities

	March 31, 2016

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$10,211,142	$490,669	$(2,510)	$(5,060)	$10,694,241	12.8%

Corporate and other bonds
Industrial and miscellaneous	45,367,395	1,247,820	(210,199)	(59,298)	46,345,718	55.8%

Residential mortgage backed
securities	16,038,820	188,141	(36,904)	-	16,190,057	19.4%
Total fixed-maturity securities	71,617,357	1,926,630	(249,613)	(64,358)	73,230,016	88.0%
Equity Securities	9,501,112	620,148	(65,438)	(30,072)	10,025,750	12.0%
Total	$81,118,469	$2,546,778	$(315,051)	$(94,430)	$83,255,766	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses		Aggregate	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	17.5%

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	62.7%

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	7.0%
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	87.2%
Equity Securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	12.8%
Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	100.0%

Held-to-Maturity Securities

	March 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,398	$147,641	$-	$-	$754,039	14.1%

Political subdivisions of States,
Territories and Possessions	1,418,827	88,948	-	(66,215)	1,441,560	26.9%

Corporate and other bonds
Industrial and miscellaneous	3,115,297	152,036	(225)	(96,077)	3,171,031	59.0%

Total	$5,140,522	$388,625	$(225)	$(162,292)	$5,366,630	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	14.4%

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	27.4%

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	58.2%

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2016 and December 31, 2015 is shown below:

	March 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	506,790	500,000	496,245
Five to ten years	4,034,124	4,105,801	4,032,483	3,990,811
More than 10 years	606,398	754,039	606,389	754,039
Total	$5,140,522	$5,366,630	$5,138,872	$5,241,095

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2016 and December 31, 2015 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,632,581	2.2%	2,218,147	3.5%
AA	7,988,483	10.9%	9,060,781	14.5%
A	11,998,733	16.4%	10,639,888	17.0%
BBB	33,793,283	46.3%	35,592,750	57.1%
Total corporate and municipal bonds	55,413,080	75.8%	57,511,566	92.1%

Residential mortgage backed securities
AA	11,036,982	15.0%	-	0.0%
A	853,260	1.2%	216,077	0.3%
BBB	984,230	1.3%	-	0.0%
CCC	446,406	0.6%	457,889	0.7%
CC	396,165	0.5%	402,558	0.6%
D	4,099,893	5.6%	3,913,974	6.3%
Total residential mortgage backed securities	17,816,936	24.2%	4,990,498	7.9%

Total	$73,230,016	100.0%	$62,502,064	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2016 and December 31, 2015:

Category	March 31, 2016	December 31, 2015
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.61%	3.55%

Corporate and other bonds
Industrial and miscellaneous	4.74%	4.28%

Residential mortgage backed securities	4.10%	6.24%

Total	4.42%	4.26%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Weighted average effective maturity	5.0	5.5

Weighted average final maturity	8.6	7.3

Effective duration	4.4	4.9

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2016 and December 31, 2015, 59% and 66%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2016 and December 31, 2015, and concluded that the unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$334,827	$(2,510)	1	$339,627	$(5,060)	1	$674,454	$(7,570)

Corporate and other bonds industrial and miscellaneous	5,269,173	(210,199)	13	687,228	(59,298)	2	5,956,401	(269,497)

Residential mortgage backed securities	1,614,256	(36,904)	10	-	-	-	1,614,256	(36,904)

Total fixed-maturitysecurities	$7,218,256	$(249,613)	24	$1,026,855	$(64,358)	3	$8,245,111	$(313,971)

Equity Securities:
Preferred stocks	$-	$-	-	$701,250	$(30,072)	1	$701,250	$(30,072)
Common stocks	1,502,700	(65,438)	4	-	-	-	1,502,700	(65,438)

Total equity securities	$1,502,700	$(65,438)	4	$701,250	$(30,072)	1	$2,203,950	$(95,510)

Total	$8,720,956	$(315,051)	$28	$1,728,105	$(94,430)	$4	$10,449,061	$(409,481)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other bonds industrial and miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494.00	$(693,206.00)	$54.00	$1,338,093.00	$(128,915.00)	$3.00	$26,147,587.00	$(822,121.00)

There were 32 securities at March 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 57 securities at December 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On April 18, 2016 we sold 595,238 newly issued shares of our common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance. The new common shares were sold to RenaissanceRe at a price of $8.40 per share. We received net proceeds of approximately $4,850,000 from the private placement. We intend to use the net proceeds of the offering to support the continued growth of KICO, and for general corporate purposes.

Through the quarter ended March 31, 2016, the primary sources of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions.  For the three months ended March 31, 2016, KICO paid dividends of $450,000 to us.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2016	2015

Cash flows provided by (used in):
Operating activities	$2,672,714	$834,077
Investing activities	(10,091,378)	(3,940,506)
Financing activities	(553,484)	(516,794)
Net decrease in cash and cash equivalents	(7,972,148)	(3,623,223)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$5,579,224	$6,283,655

Net cash provided by operating activities was $2,673,000 in 2016 as compared to $834,000 provided in 2015. The $1,839,000 increase in cash flows provided by operating activities in 2016 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $31,000.

Net cash used in investing activities was $10,091,000 in 2016 compared to $3,941,000 used in 2015. The $6,150,000 increase in cash used in investing activities is the result of a $13,228,000 increase in acquisitions of invested assets and collection of a $250,000 note receivable included in other assets, offset by a $6,845,000 increase in sales or maturities of invested assets.

Net cash used in financing activities was $553,000 in 2016 compared to $517,000 used in 2015. The $36,000 increase in cash used in financing activities is the result of a $92,000 increase in dividends paid due an increase in the dividend rate, offset partially by a $33,000 decrease in the purchase of treasury stock.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2016 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2015/2016 Treaty. Our quota share reinsurance treaty in effect for 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2014/2015 Treaty.

Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, we exercised our contractual option to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55%. We entered into new annual treaties with different terms effective July 1, 2015. Our 2014/2015 Treaty and 2015/2016 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2015	July 1, 2014
	to	to
Line of Busines	June 30, 2016	June 30, 2015

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	55%
Risk retained	$450,000	$360,000
Losses per occurrence subject to quota share reinsurance coverage	$750,000	$800,000
Excess of loss coverage above quota share coverage	$3,750,000	$3,200,000
	in excess of	in excess of
	$750,000	$800,000
Total reinsurance coverage per occurrence	$4,050,000	$3,640,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000
Expiration date	June 30, 2016	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first million dollars of coverage	90%	90%
Percent ceded - excess of one million dollars of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$2,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$3,000,000	$3,000,000
Expiration date	June 30, 2016	June 30, 2015

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None
Risk retained	$425,000	$400,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$4,075,000	$3,600,000
	in excess of	in excess of
	$425,000	$400,000
Total reinsurance coverage per occurrence	$4,075,000	$3,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,000,000

Commercial Auto:
Risk retained	$300,000	$300,000
Excess of loss coverage in excess of risk retained	$1,700,000	$1,700,000
	in excess of	in excess of
	$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$2,400,000	$1,800,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$176,000,000	$137,000,000
Severe winter weather aggregate (3)	Yes	Yes
Reinstatement premium protection (4)	Yes	No

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

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2015 and under the treaties that expired on June 30, 2015 are as follows:

	July 1, 2015 - June 30, 2016		July 1, 2014 - June 30, 2015
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $750,000	$450,000	Initial $800,000	$360,000
	$750,000 - $4,500,000	None(1)	$800,000 - $4,000,000	None(1)
	Over $4,500,000	100%	Over $4,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $3,000,000	None(1)	$1,000,000 - $3,000,000	None(1)
	Over $3,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $425,000	$425,000	Initial $400,000	$400,000
	$425,000 - $4,500,000	None(1)	$400,000 - $4,000,000	None(1)
	Over $4,500,000	100%	Over $4,000,000	100%

Commercial Auto	Initial $300,000	$300,000	Initial $300,000	$300,000
	$300,000 - $2,000,000	None(1)	$300,000 - $2,000,000	None(1)
	Over $2,000,000	100%	Over $2,000,000	100%

Catastrophe (2)	Initial $4,000,000	$2,400,000	Initial $4,000,000	$1,800,000
	$4,000,000 - $180,000,000	None	$4,000,000 - $141,000,000	None
	Over $180,000,000	100%	Over $141,000,000	100%
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

Factors That May Affect Future Results and Financial Condition

Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None

(b) Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/16 - 1/31/16	7,000		$8.31		-	-
2/1/16 – 2/29/16	-		-		-	-
3/1/16 – 3/31/16	6,008	(1)	$8.35	(1)	-	-
Total	13,008		$8.33	(1)	-	-

(1)  Includes 1,508 shares purchased by “affiliated purchaser” at a price of $8.25 per share.

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

1Denotes document filed as Exhibit 3 (a) to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
2 Denotes document filed Exhibit 3.1 to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: May 12, 2016	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: May 12, 2016	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer