Form 10-Q
period 2016-06-30
KINGSTONE COMPANIES, INC.
filed 2016-08-11
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware(State or other jurisdiction of incorporation or organization)	36-2476480(I.R.S. EmployerIdentification Number)
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 11, 2016 there were 7,910,375 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	67
Item 4 —	Controls and Procedures	67

PART II — OTHER INFORMATION		68
Item 1 —	Legal Proceedings	68
Item 1A —	Risk Factors	68
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3 —	Defaults Upon Senior Securities	68
Item 4 —	Mine Safety Disclosures	68
Item 5 —	Other Information	69
Item 6 —	Exhibits	69
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

PART I. FINANCIAL INFORMATION
Item 1.                        Financial Statements.
KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,446,841 at June 30, 2016 and $5,241,095 at December 31, 2015)	$5,072,253	$5,138,872
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$71,215,531 at June 30, 2016 and $62,221,129 at December 31, 2015)	73,398,463	62,502,064
Equity securities, available-for-sale, at fair value (cost of $10,417,835
at June 30, 2016 and $8,751,537 at December 31, 2015)	10,962,617	9,204,270
Total investments	89,433,333	76,845,206
Cash and cash equivalents	14,638,274	13,551,372
Premiums receivable, net	11,250,184	10,621,655
Reinsurance receivables, net	35,354,444	31,270,235
Deferred policy acquisition costs	11,548,056	10,835,306
Intangible assets, net	1,520,000	1,757,816
Property and equipment, net	3,143,656	3,152,266
Other assets	1,042,165	1,095,894
Total assets	$167,930,112	$149,129,750

Liabilities
Loss and loss adjustment expense reserves	$44,335,224	$39,876,500
Unearned premiums	51,460,250	48,890,241
Advance premiums	1,789,122	1,199,376
Reinsurance balances payable	3,905,776	1,688,922
Deferred ceding commission revenue	6,662,989	6,435,068
Accounts payable, accrued expenses and other liabilities	4,021,433	4,826,603
Income taxes payable	739,615	263,622
Deferred income taxes	1,224,607	672,190
Total liabilities	114,139,016	103,852,522

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,884,844 shares at June 30, 2016 and 8,289,606 at December 31, 2015; outstanding
7,910,375 shares at June 30, 2016 and 7,328,637 shares at December 31, 2015	88,848	82,896
Capital in excess of par	37,861,030	32,987,082
Accumulated other comprehensive income	1,800,290	484,220
Retained earnings	16,036,390	13,605,225
	55,786,558	47,159,423
Treasury stock, at cost, 974,469 shares at June 30, 2016 and 960,969 shares
at December 31, 2015	(1,995,462)	(1,882,195)
Total stockholders' equity	53,791,096	45,277,228

Total liabilities and stockholders' equity	$167,930,112	$149,129,750

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Net premiums earned	$15,010,875	$10,865,715	$29,542,550	$21,251,514
Ceding commission revenue	2,569,025	3,655,522	5,339,362	6,744,926
Net investment income	764,070	625,972	1,577,127	1,200,628
Net realized gains (losses) on investments	283,432	2,263	363,868	(65,231)
Other income	284,508	393,040	533,855	1,024,231
Total revenues	18,911,910	15,542,512	37,356,762	30,156,068

Expenses
Loss and loss adjustment expenses	5,786,836	4,770,813	15,270,691	11,834,030
Commission expense	4,526,208	3,600,164	8,796,274	7,012,491
Other underwriting expenses	3,596,134	2,961,663	6,942,575	5,960,818
Other operating expenses	432,696	377,843	761,935	706,341
Depreciation and amortization	289,173	246,572	573,001	482,234
Total expenses	14,631,047	11,957,055	32,344,476	25,995,914

Income from operations before taxes	4,280,863	3,585,457	5,012,286	4,160,154
Income tax expense	1,438,602	1,206,275	1,628,993	1,398,473
Net income	2,842,261	2,379,182	3,383,293	2,761,681

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	873,850	(1,313,096)	2,357,914	(607,522)

Reclassification adjustment for (gains) losses
included in net income	(283,432)	(2,263)	(363,868)	65,231
Net change in unrealized gains (losses)	590,418	(1,315,359)	1,994,046	(542,291)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(200,742)	447,222	(677,976)	184,379
Other comprehensive income (loss), net of tax	389,676	(868,137)	1,316,070	(357,912)

Comprehensive income	$3,231,937	$1,511,045	$4,699,363	$2,403,769

Earnings per common share:
Basic	$0.36	$0.32	$0.45	$0.38
Diluted	$0.36	$0.32	$0.44	$0.38

Weighted average common shares outstanding
Basic	7,794,347	7,337,817	7,558,366	7,328,098
Diluted	7,853,284	7,362,988	7,607,231	7,355,908

Dividends declared and paid per common share	$0.0,625	$0.0,500	$0.1,250	$0.1,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six months ended June 30, 2016

	Preferred Stock		Common Stock		Capital in Excess	Accumulated Other	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2016	-	$-	8,289,606	$82,896	$32,987,082	$484,220	$13,605,225	960,969	$(1,882,195)	$45,277,228
Proceeds from private placement, net of
closing costs of $186,426	-	-	595,238	5,952	4,807,622	-	-	-	-	4,813,574
Stock-based compensation	-	-	-	-	66,326	-	-	-	-	66,326
Acquisition of treasury stock	-	-	-	-	-	-	-	13,500	(113,267)	(113,267)
Dividends	-	-	-	-	-	-	(952,128)	-	-	(952,128)
Net income	-	-	-	-	-	-	3,383,293	-	-	3,383,293
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	1,316,070	-	-	-	1,316,070
Balance, June 30, 2016	-	$-	8,884,844	$88,848	$37,861,030	$1,800,290	$16,036,390	974,469	$(1,995,462)	$53,791,096

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2016	2015

Cash flows provided by operating activities:
Net income	$3,383,293	$2,761,681
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized (gains) losses on investments	(363,868)	65,231
Depreciation and amortization	573,001	482,234
Amortization of bond premium, net	167,488	152,665
Stock-based compensation	66,326	77,784
Excess tax benefit from exercise of stock options	-	(221,136)
Deferred income tax expense	(125,559)	(64,757)
(Increase) decrease in operating assets:
Premiums receivable, net	(628,529)	(1,551,888)
Receivables - reinsurance contracts	-	(825,254)
Reinsurance receivables, net	(4,084,209)	(3,165,889)
Deferred policy acquisition costs	(712,750)	(773,097)
Other assets	(196,719)	6,583
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	4,458,724	1,336,137
Unearned premiums	2,570,009	3,651,941
Advance premiums	589,746	376,077
Reinsurance balances payable	2,216,854	653,407
Deferred ceding commission revenue	227,921	371,785
Accounts payable, accrued expenses and other liabilities	(329,177)	22,796
Net cash flows provided by operating activities	7,812,551	3,356,300

Cash flows used in investing activities:
Purchase - fixed-maturity securities available-for-sale	(23,339,058)	(7,505,716)
Purchase - equity securities available-for-sale	(5,585,777)	(2,225,328)
Sale or maturity - fixed-maturity securities available-for-sale	14,314,798	1,135,673
Sale - equity securities available-for-sale	4,212,336	839,408
Acquisition of fixed assets	(326,575)	(619,212)
Other investing activities	250,448	3,170
Net cash flows used in investing activities	(10,473,828)	(8,372,005)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of common stock	4,813,574	-
Withholding taxes paid on net exercise of stock options	-	(243,662)
Excess tax benefit from exercise of stock options	-	221,136
Purchase of treasury stock	(113,267)	(204,060)
Dividends paid	(952,128)	(732,190)
Net cash flows provided by (used in) financing activities	3,748,179	(958,776)

Increase (decrease) in cash and cash equivalents	$1,086,902	$(5,974,481)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$14,638,274	$3,932,397

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,747,466	$1,008,433

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$-	$243,662

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
The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.
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

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly owned subsidiaries; (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Payments Inc. All significant inter-company account balances and transactions have been eliminated in consolidation.
Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08 and ASU 2016-10, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
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
In January 2016, FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company is evaluating whether the adoption of ASU 2016-02 will have a significant impact on its consolidated results of operations, financial position or cash flows.
In January 2016, FASB issued ASU 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments. These amendments to current accounting guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet. The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting. Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur. Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption. Early adoption is permitted, however all amendments must be adopted in the same period. The Company is evaluating whether the adoption of ASU 2016-09 will have a significant impact on its consolidated results of operations, financial position or cash flows.
In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,109,438	$515,834	$(4,402)	-	$8,620,870	$511,432

Corporate and other bonds
Industrial and miscellaneous	44,293,609	1,553,402	(69,496)	(41,112)	45,736,403	1,442,794

Residential mortgage backed
securities	18,812,484	278,790	(33,751)	(16,333)	19,041,190	228,706
Total fixed-maturity securities	71,215,531	2,348,026	(107,649)	(57,445)	73,398,463	2,182,932

Equity Securities:
Preferred stocks	5,473,690	141,126	(594)	(37,072)	5,577,150	103,460
Common stocks	4,944,145	596,463	(155,141)	-	5,385,467	441,322
Total equity securities	10,417,835	737,589	(155,735)	(37,072)	10,962,617	544,782

Total	$81,633,366	$3,085,615	$(263,384)	$(94,517)	$84,361,080	$2,727,714

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	$415,305

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	(121,576)

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	(12,794)
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	280,935

Equity Securities:
Preferred stocks	2,874,173	70,799	-	(29,322)	2,915,650	41,477
Common stocks	5,877,364	514,977	(103,721)	-	6,288,620	411,256
Total equity securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	452,733

Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	$733,668

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2016 and December 31, 2015 is shown below:

	June 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,507,212	$1,538,112	$827,246	$837,918
One to five years	21,557,731	22,347,267	17,146,349	17,393,571
Five to ten years	28,657,092	29,756,566	37,877,726	37,884,450
More than 10 years	681,012	715,328	1,366,516	1,395,627
Residential mortgage backed securities	18,812,484	19,041,190	5,003,292	4,990,498
Total	$71,215,531	$73,398,463	$62,221,129	$62,502,064

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,408	$147,631	$-	$-	$754,039	$147,631

Political subdivisions of States,
Territories and Possessions	1,350,056	113,781	-	-	1,463,837	113,781

Corporate and other bonds
Industrial and miscellaneous	3,115,789	179,743	(347)	(66,220)	3,228,965	113,176

Total	$5,072,253	$441,155	$(347)	$(66,220)	$5,446,841	$374,588

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	$147,650

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	16,095

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	(61,522)

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	$102,223

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2016 and December 31, 2015 is shown below:

	June 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	504,210	500,000	496,245
Five to ten years	3,965,845	4,188,592	4,032,483	3,990,811
More than 10 years	606,408	754,039	606,389	754,039
Total	$5,072,253	$5,446,841	$5,138,872	$5,241,095

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Income:
Fixed-maturity securities	$685,776	$565,337	$1,350,252	$1,076,292
Equity securities	104,652	130,136	280,603	252,705
Cash and cash equivalents	2,732	121	9,178	215
Total	793,160	695,594	1,640,033	1,329,212
Expenses:
Investment expenses	29,090	69,622	62,906	128,584
Net investment income	$764,070	$625,972	$1,577,127	$1,200,628

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $14,314,798 and $1,135,673 for the six months ended June 30, 2016 and 2015, respectively.

Proceeds from the sale of equity securities available-for-sale were $4,212,336 and $839,408 for the six months ended June 30, 2016 and 2015, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Fixed-maturity securities:
Gross realized gains	$205,476	$-	$311,893	$-
Gross realized losses	(65,428)	(18,717)	(170,971)	(86,211)
	140,048	(18,717)	140,922	(86,211)

Equity securities:
Gross realized gains	232,929	36,421	315,617	36,421
Gross realized losses	(19,634)	(15,441)	(22,760)	(15,441)
	213,295	20,980	292,857	20,980

Other-than-temporary impairment losses:
Fixed-maturity securities	(69,911)	-	(69,911)	-
	(69,911)	-	(69,911)	-

Net realized gains (losses)	$283,432	$2,263	$363,868	$(65,231)

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2016 and December 31, 2015, there were 26 and 57 securities, respectively, that accounted for the gross unrealized loss. As of June 30, 2016 the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded a credit loss component of OTTI on this investment as of June 30, 2016. For the three months and six months ended June 30, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the condensed consolidated statements of income and comprehensive income. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the six months ended June 30, 2016 and 2015. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2016 and December 31, 2015 as follows:

	June 30, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$331,626	$(4,402)	1	$-	$-	-	$331,626	$(4,402)

Corporate and other
bonds industrial and
miscellaneous	2,807,274	(69,496)	5	504,110	(41,112)	2	3,311,384	(110,608)

Residential mortgage
backed securities	1,042,448	(33,751)	10	560,806	(16,333)	3	1,603,254	(50,084)

Total fixed-maturity
securities	$4,181,348	$(107,649)	16	$1,064,916	$(57,445)	5	$5,246,264	$(165,094)

Equity Securities:
Preferred stocks	$530,800	$(594)	1	$694,250	$(37,072)	1	$1,225,050	$(37,666)
Common stocks	1,331,100	(155,141)	3	-	-	-	1,331,100	(155,141)

Total equity securities	$1,861,900	$(155,735)	4	$694,250	$(37,072)	1	$2,556,150	$(192,807)

Total	$6,043,248	$(263,384)	20	$1,759,166	$(94,517)	6	$7,802,414	$(357,901)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)$4	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

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

The Company’s investments are allocated among pricing input levels at June 30, 2016 and December 31, 2015 as follows:

	June 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,620,870	$-	$8,620,870

Corporate and other
bonds industrial and
miscellaneous	39,709,080	6,027,323	-	45,736,403

Residential mortgage backed securities	-	19,041,190	-	19,041,190
Total fixed maturities	39,709,080	33,689,383	-	73,398,463
Equity securities	10,962,617	-	-	10,962,617
Total investments	$50,671,697	$33,689,383	$-	$84,361,080

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$12,555,098	$-	$12,555,098

Corporate and other
bonds industrial and
miscellaneous	37,964,006	6,992,462	-	44,956,468

Residential mortgage backed securities	-	4,990,498	-	4,990,498
Total fixed maturities	37,964,006	24,538,058	-	62,502,064
Equity securities	9,204,270	-	-	9,204,270
Total investments	$47,168,276	$24,538,058	$-	$71,706,334

Note 5 - Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity securities and fixed income securities available-for-sale:  Fair value is based on quoted market prices from a recognized pricing service.

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

Real estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach and income approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,072,253	$5,446,841	$5,138,872	$5,241,095
Cash and cash equivalents	$14,638,274	$14,638,274	$13,551,372	$13,551,372
Premiums receivable	$11,250,184	$11,250,184	$10,621,655	$10,621,655
Reinsurance receivables	$35,354,444	$35,354,444	$31,270,235	$31,270,235
Real estate, net of accumulated depreciation	$1,683,647	$1,925,000	$1,710,897	$1,925,000
Reinsurance balances payable	$3,905,776	$3,905,776	$1,688,922	$1,688,922

Note 6 – Property and Casualty Insurance Activity
Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2016
Premiums written	$49,204,416	$15,998	$(17,605,857)	$31,614,557
Change in unearned premiums	(2,573,545)	3,537	498,001	(2,072,007)
Premiums earned	$46,630,871	$19,535	$(17,107,856)	$29,542,550

Six months ended June 30, 2015
Premiums written	$42,655,494	$21,870	$(18,667,737)	$24,009,627
Change in unearned premiums	(3,654,318)	2,377	893,828	(2,758,113)
Premiums earned	$39,001,176	$24,247	$(17,773,909)	$21,251,514

Three months ended June 30, 2016
Premiums written	$26,161,091	$10,920	$(9,219,329)	$16,952,682
Change in unearned premiums	(2,447,117)	(34)	505,344	(1,941,807)
Premiums earned	$23,713,974	$10,886	$(8,713,985)	$15,010,875

Three months ended June 30, 2015
Premiums written	$23,166,065	$13,959	$(10,048,331)	$13,131,693
Change in unearned premiums	(3,181,987)	(1,535)	917,544	(2,265,978)
Premiums earned	$19,984,078	$12,424	$(9,130,787)	$10,865,715

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2016 and December 31, 2015 was approximately $1,789,000 and $1,199,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2016	2015

Balance at beginning of period	$39,876,500	$39,912,683
Less reinsurance recoverables	(16,706,364)	(18,249,526)
Net balance, beginning of period	23,170,136	21,663,157

Incurred related to:
Current year	15,378,670	11,747,214
Prior years	(107,979)	86,816
Total incurred	15,270,691	11,834,030

Paid related to:
Current year	7,554,317	5,121,409
Prior years	5,870,254	5,597,256
Total paid	13,424,571	10,718,665

Net balance at end of period	25,016,256	22,778,522
Add reinsurance recoverables	19,318,968	18,470,298
Balance at end of period	$44,335,224	$41,248,820

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $7,103,935 and $9,114,440 for the six months ended June 30, 2016 and 2015, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2016 and 2015 was $(107,979) favorable and $86,816 unfavorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of June 30, 2013 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

Commercial Auto Line of Business
Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business. The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expired on or after May 1, 2015. The Company had -0- and 390 commercial auto policies in force as of June 30, 2016 and 2015, respectively.

Reinsurance
The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaty in effect for the six months ended June 30, 2016 for its personal lines business, which primarily consists of homeowners’ policies, was covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”). The Company’s quota share reinsurance treaty in effect for the six months ended June 30, 2015 was covered under the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”). The Company entered into new annual treaties with different terms effective July 1, 2016. The Company’s quota share reinsurance treaty in effect as of July 1, 2016 will be covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).

The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, the Company exercised its contractual option to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55%.

The Company’s 2014/2015 Treaty, 2015/2016 Treaty and 2016/2017 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2016	July 1, 2015	July 1, 2014
	to	to	to
Line of Busines	June 30, 2017	June 30, 2016	June 30, 2015

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	40%	55%
Risk retained	$500,000	$450,000	$360,000
Losses per occurrence subject to quota share reinsurance coverage	$833,333	$750,000	$800,000
Excess of loss coverage above quota share coverage	$3,666,667	$3,750,000	$3,200,000
	in excess of	in excess of	in excess of
	$833,333	$750,000	$800,000
Total reinsurance coverage per occurrence	$4,000,000	$4,050,000	$3,640,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,000,000
Expiration date	June 30, 2017	June 30, 2016	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$2,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$3,000,000	$3,000,000
Expiration date	June 30, 2017	June 30, 2016	June 30, 2015

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$500,000	$425,000	$400,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$4,000,000	$4,075,000	$3,600,000
	in excess of	in excess of	in excess of
	$500,000	$425,000	$400,000
Total reinsurance coverage per occurrence	$4,000,000	$4,075,000	$3,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,000,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%
Percent ceded - excess of $1,000,000 of coverage	100%
Risk retained	$100,000
Total reinsurance coverage per occurrence	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000
Expiration date	June 30, 2017

Commercial Auto:
Risk retained		$300,000	$300,000
Excess of loss coverage in excess of risk retained		$1,700,000	$1,700,000
		in excess of	in excess of
		$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$3,000,000	$2,400,000	$1,800,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$247,000,000	$176,000,000	$137,000,000
Severe winter weather aggregate (3)	No	Yes	Yes
Reinstatement premium protection (4)	Yes	Yes	No

1.
Plus losses in excess of catastrophe coverage.
2.
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
3.
From July 1, 2014 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
4.
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.
The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2016 and 2015 are as follows:
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

________________
(1) Covered by excess of loss treaties.

(2) Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.
The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2016 are as follows:
	July 1, 2016 - June 30, 2017
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000
	$833,333 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Commercial Lines	Initial $500,000	$500,000
	$500,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000
	$5,000,000 - $252,000,000	None
	Over $252,000,000	100%

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months and six months ended June 30, 2016 are attributable to contracts for the 2015/2016 Treaty. The Company’s Loss Ratios for treaties in effect for the three months and six months ended June 30, 2015 are attributable to contracts for the 2014/2015 Treaty.

Treaties in effect for the three months and six months ended June 30, 2016

Under the 2015/2016 Treaty, the Company is receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, the Company earns more provisional ceding commissions, while contingent ceding commissions are reduced due to the less favorable sliding scale rate. The Company’s Loss Ratio for the period July 1, 2015 through June 30, 2016, which is attributable to the 2015/2016 Treaty, was higher than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the three month and six month periods ended June 30, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

Treaties in effect for the three months and six months ended June 30, 2015

The Company’s Loss Ratio for the period July 1, 2014 through June 30, 2015, which is attributable to the 2014/2015 Treaty, was lower than the contractual Loss Ratio at which the provisional ceding commissions are earned. As a result of severe winter weather during the six months ended June 30, 2015, the Loss Ratio attributable to this treaty as of June 30, 2015 was greater than the Loss Ratio as of December 31, 2014. Accordingly, for the six months ended June 30, 2015, the Company’s contingent ceding commission earned was reduced as a result of the increase in the estimated Loss Ratio for the 2014/2015 Treaty.

In addition to the treaties that were in effect for the three months and six months ended June 30, 2016 and 2015, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

 Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Provisional ceding commissions earned	$3,222,851	$2,964,924	$6,322,465	$5,879,953
Contingent ceding commissions earned	(653,826)	690,598	(983,103)	864,973
	$2,569,025	$3,655,522	$5,339,362	$6,744,926

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Stockholders’ Equity
Dividend Declared

Dividends declared and paid on Common Stock were $952,128 and $732,190 for the six months ended June 30, 2016 and 2015, respectively. The Company’s Board of Directors approved a quarterly dividend on August 10, 2016 of $.0625 per share payable in cash on September 15, 2016 to stockholders of record as of August 31, 2016 (see Note 12).

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

The results of operations for the three months ended June 30, 2016 and 2015 include stock-based stock option compensation expense totaling approximately $34,000 and $39,000, respectively. The results of operations for the six months ended June 30, 2016 and 2015 include stock-based stock option compensation expense totaling approximately $66,000 and $78,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and six months ended June 30, 2016 and 2015. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2016 and 2015 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2016 was $1.87 per share. No options were granted during the six months June 30, 2015. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

Six months ended
June 30,
	2016	2015

Dividend Yield	2.74% - 3.18%	na
Volatility	31.61% - 31.81%	na
Risk-Free Interest Rate	1.01% - 1.11%	na
Expected Life	3.25 years	na

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

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2016 is as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	339,750	$6.34	3.36	$904,775

Granted	40,000	$8.33		$20,950
Exercised	-	$-		$-
Forfeited	-	$-		$-

Outstanding at June 30, 2016	379,750	$6.55	3.06	$878,813

Vested and Exercisable at June 30, 2016	201,625	$6.32	2.91	$511,600

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.85 closing price of the Company’s Common Stock on June 30, 2016. No options were exercised during the six months ended June 30, 2016.
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

As of June 30, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $86,000. Unamortized compensation cost as of June 30, 2016 is expected to be recognized over a remaining weighted-average vesting period of 1.63 years.

As of June 30, 2016, there were 602,500 shares reserved for grants under the 2014 Plan.

Other Equity Compensation

On January 4, 2016, the Company granted a total of 6,000 shares of restricted Common Stock under the 2014 Plan to its three then non-employee directors. On March 29, 2016, the Company granted 1,500 shares of restricted Common Stock under the 2014 Plan to a newly elected non-employee director. One-third of the shares granted will vest on each of the three following anniversaries following the grant date. The fair value of the shares will be determined on each of the vesting dates. For the six months ended June 30, 2016, no stock-based compensation for these grants is included in the condensed consolidated statements of income and comprehensive income.

Private Placement of Common Stock

In April 2016, the Company sold 595,238 newly issued shares of its Common Stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance.

The new common shares were sold to RenaissanceRe at a price of $8.40 per share. The Company received net proceeds of approximately $4,814,000 from the private placement. In June 2016, the Company invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. The Company intends to use the remaining net proceeds of the offering for general corporate purposes.

Note 8 – Income Taxes

The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate return basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.   The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the condensed consolidated financial statements taken as a whole for the respective periods.

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

	June 30,	December 31,
	2016	2015

Deferred tax asset:
Net operating loss carryovers (1)	$131,626	$150,492
Claims reserve discount	437,875	405,709
Unearned premium	2,736,011	2,555,012
Deferred ceding commission revenue	2,265,416	2,187,923
Other	120,371	151,250
Total deferred tax assets	5,691,299	5,450,386

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	3,926,339	3,684,004
Intangibles	516,800	597,657
Depreciation and amortization	359,547	415,938
Net unrealized appreciation of securities - available for sale	944,220	255,977
Total deferred tax liabilities	6,915,906	6,122,576

Net deferred income tax liability	$(1,224,607)	$(672,190)
_____________________________

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	2016	2015	Expiration
State only (A)	$585,892	$540,865	December 31, 2036
Valuation allowance	(464,466)	(403,973)
State only, net of valuation allowance	121,426	136,892
Amount subject to Annual Limitation, federal only (B)	10,200	13,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$131,626	$150,492

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2016 and December 31, 2015 was approximately $9,014,000 and $8,321,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2036.
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
(2) Deferred tax liability – investment in KICO

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2016 and 2015. If any had been recognized these would have been reported in income tax expense.

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
For the three months ended June 30, 2016 and 2015, the inclusion of 29,794 and 77,500 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2016 and 2015, the inclusion of 17,060 and 77,500 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.
The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted average number of shares outstanding	7,794,347	7,337,817	7,558,366	7,328,098
Effect of dilutive securities, common share equivalents	58,937	25,171	48,865	27,810

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,853,284	7,362,988	7,607,231	7,355,908

Note 10 - Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a lawsuit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect on the condensed consolidated financial statements.

Office Lease

In June 2016, the Company entered into a lease modification agreement for its office facility for KICO located in Valley Stream, NY under a non-cancelable operating lease dated March 27, 2015. The original lease had a term of seven years and six months. The lease modification increased the space occupied by KICO and extended the lease term to seven years and six months to be measured from the additional premises commencement date. The additional premises commencement date is expected to occur during the quarter ended September 30, 2016, and additional rent commencement will begin six months thereafter. The original lease commencement date was July 1, 2015 and rent commencement began January 1, 2016.

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease will be recognized on a straight-line basis over the lease term. At June 30, 2016, cumulative rent expense exceeded cumulative rent payments by $54,128. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2016, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:
For the Year
Ending
December 31,	Total
2016 (six months)	$50,375
2017	146,008
2018	164,117
2019	169,861
2020	175,806
Thereafter	614,351
Total	$1,320,518

Rent expense for the three months and six months ended June 30, 2016 amounted to $26,126 and $52,252, respectively, and is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

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

In July 2014, the Purchaser terminated the Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments was entitled to receive the fees for an additional two years (“Termination Period”) with regard to contracts for policies from the Company’s producers. On March 26, 2015, the Company and the Purchaser agreed to amend the Termination Period to end as of March 31, 2015. The Company received a one-time payment of $350,000 in exchange for the fees that the Company would have received during the Termination Period. The Company’s premium financing business consisted of the placement fees that Payments earned from placing contracts.
Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the condensed consolidated statements of net income and comprehensive income are as follows (unaudited):
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Placement fee revenue	$-	$-	$-	$54,343
Early termination fee	-	-	-	350,000
Direct expenses	-	-	-	(12,989)
Net income before taxes from placement fees	$-	$-	$-	$391,354

Note 12 – Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2016 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On August 10, 2016, the Company’s Board of Directors approved a quarterly dividend of $.0625 per share payable in cash on September 15, 2016 to stockholders of record as of August 31, 2016.

Reinsurance

The Company entered into new annual reinsurance treaties with different terms effective July 1, 2016. See Note 6, Property and Casualty Insurance Activity – Reinsurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We offer property and casualty insurance products to individuals and small businesses in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas.
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
Commercial automobile: Until recently we provided liability and physical damage coverage for light vehicles owned by small contractors and artisans. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of April 30, 2016 we have no commercial auto policies in force and claims related to this product line will be run-off over time.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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
Consolidated Results of Operations
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$49,204	$42,656	$6,548	15.4%
Assumed written premiums	16	22	(6)	(27.3)%
	49,220	42,678	6,542	15.3%
Ceded written premiums
Ceded to quota share treaties	12,381	16,012	(3,631)	(22.7)%
Ceded to excess of loss treaties	649	577	72	12.5%
Ceded to catastrophe treaties	4,575	2,079	2,496	120.1%
Total ceded written premiums	17,605	18,668	(1,063)	(5.7)%

Net written premiums	31,615	24,010	7,605	31.7%
Change in net unearned premiums	(2,072)	(2,758)	686	(24.9)%
Net premiums earned	29,543	21,252	8,291	39.0%

Ceding commission revenue
Excluding the effect of catastrophes	5,339	8,026	(2,687)	(33.5)%
Effect of catastrophes (1)	-	(1,281)	1,281	(100.0)%
Total ceding commission revenue	5,339	6,745	(1,406)	(20.8)%
Net investment income	1,577	1,200	377	31.4%
Net realized gain (loss) on investments	364	(65)	429	(660.0)%
Other income	533	1,024	(491)	(47.9)%
Total revenues	37,356	30,156	7,200	23.9%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,037	16,477	3,560	21.6%
Losses from catastrophes (1)	2,337	4,472	(2,135)	(47.7)%
Total direct and assumed loss and loss adjustment expenses	22,374	20,949	1,425	6.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,169	6,655	(486)	(7.3)%
Losses from catastrophes (1)	935	2,460	(1,525)	(62.0)%
Total ceded loss and loss adjustment expenses	7,104	9,115	(2,011)	(22.1)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,868	9,822	4,046	41.2%
Losses from catastrophes (1)	1,402	2,012	(610)	(30.3)%
Net loss and loss adjustment expenses	15,270	11,834	3,436	29.0%

Commission expense	8,796	7,012	1,784	25.4%
Other underwriting expenses	6,943	5,961	982	16.5%
Other operating expenses	762	706	56	7.9%
Depreciation and amortization	573	482	91	18.9%
Total expenses	32,344	25,996	6,349	24.4%

Income from operations before taxes	5,012	4,160	852	20.5%
Provision for income tax	1,629	1,398	231	16.5%
Net income	$3,383	$2,762	$621	22.5%

(1) For the six months ended June 30, 2016 and 2015, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Six months ended June 30,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	51.7%	55.7%	(4.0)	(7.2)%
Net underwriting expense ratio	33.4%	27.2%	6.2	22.8%
Net combined ratio	85.1%	82.9%	2.2	2.7%

Direct Written Premiums
Direct written premiums during the six months ended June 30, 2016 (“2016”) were $49,204,000 compared to $42,656,000 during the six months ended June 30, 2015 (“2015”). The increase of $6,548,000, or 15.4%, was primarily due to an increase in policies in-force during 2016 as compared to 2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 16.4% as of June 30, 2016 compared to June 30, 2015.
Our growth rate in direct written premiums was dampened somewhat due to the: (1) slowing of growth in our livery physical damage line of business, and (2) suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expired on or after May 1, 2015. Our direct written premiums in our continuing lines of business grew by 16.9% in 2016 compared to 2015. Policies-in-force in our continuing lines of business increased by 17.3% as of June 30, 2016 compared to June 30, 2015.
Net Written Premiums and Net Premiums Earned
The following table details the quota share reinsurance ceding rates in effect during 2016 and 2015. For purposes of the discussion herein, the change in quota share ceding rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.
	Six months ended
	June 30,
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Quota share reinsurance rates
Personal lines	40%	55%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.
Net written premiums increased $7,605,000, or 31.7%, to $31,615,000 in 2016 from $24,010,000 in 2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

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

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $2,496,000, or 120.1%, to $4,575,000 in 2016 from $2,079,000 in 2015.
An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2016, our ceded excess of loss reinsurance premiums increased by $72,000 over the ceded premiums for 2015.
Net premiums earned increased $8,291,000, or 39.0%, to $29,543,000 in 2016 from $21,252,000 in 2015. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty. The decreases in our quota share ceding percentages from the July 1, 2015 and 2014 Cut-offs gave us a return of premiums previously ceded, which increases our net premiums earned during the twelve month periods after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2016 increased due to the higher net written premiums generated for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015.
Ceding Commission Revenue
The following table details the quota share provisional ceding commission rates in effect during 2016 and 2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.
	Six months ended
	June 30, 2016
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	55%	40%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:
	Six months ended June 30,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$6,322	$5,880	$442	7.5%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(983)	2,146	(3,129)	(145.8)%
Effect of catastrophes on ceding commissions earned	-	(1,281)	1,281	(100.0)%
Contingent ceding commissions earned	(983)	865	(1,848)	(213.6)%

Total ceding commission revenue	$5,339	$6,745	$(1,406)	(20.8)%

Ceding commission revenue was $5,339,000 in 2016 compared to $6,745,000 in 2015. The decrease of $1,406,000, or 20.8%, was due to a decrease in contingent ceding commissions earned, partially offset by an increase in provisional ceding commissions earned.
 Provisional Ceding Commissions Earned
We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2015/2016 Treaty, the provisional ceding commission rate increased to 55% from 40% under the 2014/2015 Treaty. The $442,000 increase in provisional ceding commissions earned is due to: (1) an increase in personal lines direct written premiums subject to the quota share and (2) an increase in the provisional ceding commission rates under the 2015/2016 Treaty, partially offset by (1) a decrease in the amount of premiums subject to provisional ceding commissions due to the reduction in quota share rates and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty.
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
We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaty detailed in the table above that was in effect during 2016 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2015. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2015 under those treaties.

Our expired personal lines reinsurance quota share treaty covered the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty included catastrophe losses and LAE incurred from severe winter weather during 2015 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 by $1,281,000. Catastrophe losses for 2016 have no impact on our contingent ceding commission revenue since the ultimate loss ratio used to determine these commissions was not affected by the 2016 severe winter weather. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.
Net Investment Income
Net investment income was $1,577,000 in 2016 compared to $1,200,000 in 2015. The increase of $377,000, or 31.4%, was due to an increase in average invested assets in 2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2015. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.04% and 4.85% as of June 30, 2016 and 2015, respectively. The decrease in the pre-tax equivalent investment yield is due to a shift toward shorter duration investments, which inherently have a lower yield. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the pre-tax equivalent investment yield.
Other Income
Other income was $533,000 in 2016 compared to $1,024,000 in 2015. The decrease of $491,000, or 47.9%, was primarily due to: (1) the $350,000 we received in 2015 as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 11 to the Condensed Consolidated Financial Statements), and (2) $154,000 we earned in 2015 in connection with the settlement of a liability, partially offset by an increase in installment and finance fees earned in our insurance underwriting business.
Net Loss and LAE
Net loss and LAE was $15,270,000 in 2016 compared to $11,834,000 in 2015. The net loss ratio was 51.7% in 2016 compared to 55.7% in 2015, a decrease of 4.0 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2016, the net loss ratio decreased compared to 2015 due to a combination of several factors. First, there was a reduction in the impact of severe winter weather, defined as the losses incurred above those expected in an average winter. In 2016 we recorded 4.8 points of impact from severe winter weather, compared to 9.5 points in 2015, or a decrease of 4.7 points. In addition, we recorded 0.4 points of favorable prior year loss development in 2016 compared to 0.3 points of adverse (unfavorable) prior year development in 2015, or an improvement of 0.7 points year-over-year. These two items more than offset a small increase in the core loss ratio excluding the impact of severe winter weather and prior year development, which increased from 45.9% in 2015 to 47.3% in 2016. The increase in the core net loss ratio was driven by higher average claims severity for our personal lines business. This was caused by an increase in larger fire claims in the first quarter of 2016 compared to the first quarter of 2015. However, the adverse impact on 2016 from larger fire claims has moderated in the second quarter. Year-to-date claim frequency for personal lines has showed continued improvement in 2016 compared to the same timeframe for 2015. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business
Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business. The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of June 30, 2016, we had no commercial auto policies in force, compared to 390 policies in force as of June 30, 2015.

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

As of	Commercial Auto Loss and LAE Reserves	Total Loss and LAE Reserves	Commercial Auto as a Percentage of Total Loss and LAE Reserves
($ in thousands)

December 31, 2013	$9,185	$34,503	26.6%
December 31, 2014	$8,126	$39,613	20.5%
December 31, 2015	$4,971	$39,877	12.5%
June 30, 2016	$2,955	$44,335	6.7%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of June 30, 2016 comprise 6.7% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense
Commission expense was $8,796,000 in 2016 or 18.9 % of direct earned premiums. Commission expense was $7,012,000 in 2015 or 18.0% of direct earned premiums. The increase of $1,784,000 is due to the increase in direct written premiums in 2016 as compared to 2015 and an increase in bonus commissions as a result of the decrease in net loss ratio in 2016 as compared to 2015. The increase in the percentage of commission expense to direct earned premiums to 18.9% in 2016 from 18.0% in 2015 is due the additional bonus commission described above and a change in the mix of business to lines of business with higher commission rates.
Other Underwriting Expenses
Other underwriting expenses were $6,943,000 in 2016 compared to $5,961,000 in 2015. The increase of $982,000, or 16.5%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $3,234,000 in 2016 compared to $2,678,000 in 2015. The increase of $556,000, or 20.8%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. We have also hired staff to begin the process of developing business in the states in which we recently obtained licensing. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.1% in 2016 from 14.0% in 2015. Other underwriting expenses as a percentage of direct earned premiums decreased to 14.9% in 2016 from 15.3% in 2015. Salaries and employment costs, which account for 46.6% of other underwriting expenses in 2016, and 44.9% of other underwriting expenses in 2015, were 6.9% of direct earned premiums in both 2016 and 2015.

Our net underwriting expense ratio in 2016 was 33.4% compared with 27.2% in 2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:
	Six months ended
	June 30,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(21.4)%	(27.7)%	6.3
Ceding commission revenue - contingent	3.3	(4.1)	7.4
Other income	(1.8)	(2.1)	0.3
Acquistion costs and other underwriting expenses:
Commission expense	29.8	33.1	(3.3)
Other underwriting expenses	23.5	28.0	(4.5)
Net underwriting expense ratio	33.4%	27.2%	6.2

   The increase of 6.2 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses
Other operating expenses, related to the expenses of our holding company, were $762,000 in 2016 compared to $706,000 in 2015. The increase in 2016 of $56,000, or 7.9%, was primarily due to an increase in executive bonus compensation.
 Depreciation and Amortization
Depreciation and amortization was $573,000 in 2016 compared to $482,000 in 2015. The increase of $91,000, or 18.9%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.
Income Tax Expense
Income tax expense in 2016 was $1,629,000, which resulted in an effective tax rate of 32.5%. Income tax expense in 2015 was $1,398,000, which resulted in an effective tax rate of 33.6%. Income before taxes was $5,012,000 in 2016 compared to $4,160,000 in 2015. The decrease in the effective tax rate by 1.1 percentage points in 2016 is a result of the increase in benefits from various permanent differences.
Net Income
Net income was $3,383,000 in 2016 compared to $2,762,000 in 2015. The increase in net income of $621,000, or 22.5%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue, other income, and increases in other underwriting expenses related to premium growth and other operating expenses.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$26,161	$23,166	$2,995	12.9%
Assumed written premiums	11	14	(3)	(21.4)%
	26,172	23,180	2,992	12.9%
Ceded written premiums
Ceded to quota share treaties	6,558	8,684	(2,126)	(24.5)%
Ceded to excess of loss treaties	330	270	60	22.2%
Ceded to catastrophe treaties	2,331	1,094	1,237	113.1%
Total ceded written premiums	9,219	10,048	(829)	(8.3)%

Net written premiums	16,953	13,132	3,821	29.1%
Change in net unearned premiums	(1,942)	(2,266)	324	(14.3)%
Net premiums earned	15,011	10,866	4,145	38.1%

Ceding commission revenue
Excluding the effect of catastrophes	2,569	3,821	(1,252)	(32.8)%
Effect of catastrophes (1)	-	(166)	166	(100.0)%
Total ceding commission revenue	2,569	3,655	(1,086)	(29.7)%
Net investment income	764	626	138	22.0%
Net realized gain (loss) on investments	283	2	281	14,050.0%
Other income	285	393	(108)	(27.5)%
Total revenues	18,912	15,542	3,370	21.7%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,577	8,051	526	6.5%
Losses from catastrophes (1)	-	387	(387)	(100.0)%
Total direct and assumed loss and loss adjustment expenses	8,577	8,438	139	1.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,790	3,454	(664)	(19.2)%
Losses from catastrophes (1)	-	213	(213)	(100.0)%
Total ceded loss and loss adjustment expenses	2,790	3,667	(877)	(23.9)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,787	4,597	1,190	25.9%
Losses from catastrophes (1)	-	174	(174)	(100.0)%
Net loss and loss adjustment expenses	5,787	4,771	1,016	21.3%

Commission expense	4,526	3,600	926	25.7%
Other underwriting expenses	3,596	2,962	634	21.4%
Other operating expenses	433	378	55	14.6%
Depreciation and amortization	289	246	43	17.5%
Total expenses	14,631	11,957	2,674	22.4%

Income from operations before taxes	4,281	3,585	696	19.4%
Provision for income tax	1,439	1,206	233	19.3%
Net income	$2,842	$2,379	$463	19.5%

(1) For the three months ended June 30, 2015, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended June 30,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	38.6%	43.9%	(5.3)	(12.1)%
Net underwriting expense ratio	35.1%	24.6%	10.5	42.7%
Net combined ratio	73.7%	68.5%	5.2	7.6%

Direct Written Premiums
Direct written premiums during the three months ended June 30, 2016 (“Q2-2016”) were $26,161,000 compared to $23,166,000 during the three months ended June 30, 2015 (“Q2-2015”). The increase of $2,995,000, or 12.9%, was primarily due to an increase in policies in-force during Q2-2016 as compared to Q2-2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 16.4% as of June 30, 2016 compared to June 30, 2015.
Our growth rate in direct written premiums was dampened somewhat due to the: (1) slowing of growth in our livery physical damage line of business, and (2) suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expired on or after May 1, 2015. Our direct written premiums in our continuing lines of business grew by 13.1% in Q2-2016 compared to Q2-2015. Policies-in-force in our continuing lines of business increased by 17.3% as of June 30, 2016 compared to June 30, 2015.
Net Written Premiums and Net Premiums Earned
The following table details the quota share reinsurance ceding rates in effect during Q2-2016 and Q2-2015. For purposes of the discussion herein, the change in quota share ceding rates on July 1 of each year will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.
	Three months ended
	June 30,
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Quota share reinsurance rates
Personal lines	40%	55%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.
Net written premiums increased $3,821,000, or 29.1%, to $16,953,000 in Q2-2016 from $13,132,000 in Q2-2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

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

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the expired “gross” basis. As a result of the increase in our personal lines business and the change to a “net” basis for our personal lines quota share treaty, ceded catastrophe premiums increased by $1,237,000, or 113.1%, to $2,331,000 in Q2-2016 from $1,094,000 in Q2-2015.
An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In Q2-2016, our ceded excess of loss reinsurance premiums increased by $60,000 over the ceded premiums for Q2-2015.
Net premiums earned increased $4,145,000, or 38.1%, to $15,011,000 in Q2-2016 from $10,866,000 in Q2-2015. The increase was primarily due to us retaining more earned premiums as result of the reduction of the quota share percentage in our personal lines quota share treaty. The decreases in our quota share ceding percentages from the July 1, 2015 and 2014 Cut-offs gave us a return of premiums previously ceded, which increases our net premiums earned during the twelve month periods after the Cut-offs. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in Q2-2016 increased due to the higher net written premiums generated for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015.
Ceding Commission Revenue
The following table details the quota share provisional ceding commission rates in effect during Q2-2016 and Q2-2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.
	Three months ended
	June 30, 2016
	2016	2015
	("2015/2016 Treaty")	("2014/2015 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	55%	40%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:
	Three months ended June 30,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$3,223	$2,965	$258	8.7%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(654)	856	(1,510)	(176.4)%
Effect of catastrophes on ceding commissions earned	-	(166)	166	(100.0)%
Contingent ceding commissions earned	(654)	690	(1,344)	(194.8)%

Total ceding commission revenue	$2,569	$3,655	$(1,086)	(29.7)%

Ceding commission revenue was $2,569,000 in Q2-2016 compared to $3,655,000 in Q2-2015. The decrease of $1,086,000, or 29.7%, was due to a decrease in contingent ceding commissions earned, partially offset by an increase in provisional ceding commissions earned.
 Provisional Ceding Commissions Earned
We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2015/2016 Treaty, the provisional ceding commission rate increased to 55% from 40% under the 2014/2015 Treaty. The $258,000 increase in provisional ceding commissions earned is due to: (1) an increase in personal lines direct written premiums subject to the quota share and (2) an increase in the provisional ceding commission rates under the 2015/2016 Treaty, partially offset by (1) a decrease in the amount of premiums subject to provisional ceding commissions due to the reduction in quota share rates and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” 2015/2016 Treaty compared to the “gross” 2014/2015 Treaty.
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
We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaty detailed in the table above that was in effect during Q2-2016 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2015. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2015 under those treaties.
Our expired personal lines reinsurance quota share treaty covered the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty included catastrophe losses and LAE incurred from severe winter weather during 2015 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in Q2-2015 by $166,000. During Q2-2016 there were no catastrophe losses to affect contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net Investment Income
Net investment income was $764,000 in Q2-2016 compared to $626,000 in Q2-2015. The increase of $138,000, or 22.0%, was due to an increase in average invested assets in Q2-2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2015. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.04% and 4.85% as of June 30, 2016 and 2015, respectively. The decrease in the pre-tax equivalent investment yield is due to a shift toward shorter duration investments, which inherently have a lower yield. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the pre-tax equivalent investment yield.
Other Income
Other income was $285,000 in Q2-2016 compared to $393,000 in Q2-2015. The decrease of $108,000, or 27.5%, was primarily due to $154,000 we earned in Q2-2015 in connection with the settlement of a liability, partially offset by an increase in installment and finance fees earned in our insurance underwriting business.
Net Loss and LAE
Net loss and LAE was $5,787,000 in Q2-2016 compared to $4,771,000 in Q2-2015. The net loss ratio was 38.6% in Q2-2016 compared to 43.9% in Q2-2015, a decrease of 5.3 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:
During Q2-2016, the net loss ratio decreased compared to Q2-2015 due primarily to an improvement in the core loss ratio excluding severe winter weather and prior year loss development. The core loss ratio improved to 36.5% in Q2-2016, compared to 42.6% in Q2-2015, or an improvement of 6.1 points. The improvement in the core loss ratio was driven by a significant reduction in claims frequency in Q2-2016 compared to Q2-2015, particularly for our personal lines business. Additionally, there was no additional impact in Q2-2016 from severe winter weather, defined as the losses incurred above those expected in an average winter. This compares to a 1.6 point impact from severe winter weather in Q2-2015. Partially offsetting some of these improvements year-over-year, we did record 2.1 points of prior year loss development in Q2-2016, compared to 0.3 points of favorable prior year development in Q2-2015. The prior year loss development recorded in Q2-2016 is attributable to more conservative assumptions regarding future LAE. The assumptions relate to settlements of larger liability cases and the impact of associated legal expenses. In addition, assumptions were adjusted to more properly reflect the additional time spent by claims staff handling the more complex liability cases from prior years. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.
Commercial Auto Line of Business
Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business. The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of June 30, 2016, we had no commercial auto policies in force, compared to 390 policies in force as of June 30, 2015.

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

As of	Commercial Auto Loss and LAE Reserves	Total Loss and LAE Reserves	Commercial Auto as a Percentage of Total Loss and LAE Reserves
($ in thousands)

December 31, 2013	$9,185	$34,503	26.6%
December 31, 2014	$8,126	$39,613	20.5%
December 31, 2015	$4,971	$39,877	12.5%
June 30, 2016	$2,955	$44,335	6.7%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of June 30, 2016 comprise 6.7% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense
Commission expense was $4,526,000 in Q2-2016 or 19.1% of direct earned premiums. Commission expense was $3,600,000 in Q2-2015 or 18.0% of direct earned premiums. The increase of $926,000 is due to the increase in direct written premiums in Q2-2016 as compared to Q2-2015 and an increase in bonus commissions as a result of the decrease in net loss ratio in Q2-2016 as compared to Q2-2015. The increase in the percentage of commission expense to direct earned premiums to 19.1% in Q2-2016 from 18.0% in Q2-2015 is due the additional bonus commission described above and a change in the mix of business to lines of business with higher commission rates.
Other Underwriting Expenses
Other underwriting expenses were $3,596,000 in Q2-2016 compared to $2,962,000 in Q2-2015. The increase of $634,000, or 21.4%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Salaries and employment costs were $1,718,000 in Q2-2016 compared to $1,364,000 in Q2-2015. The increase of $354,000, or 26.0%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. We have also hired staff to begin the process of developing business in the states in which we recently obtained licensing. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 13.7% in Q2-2016 from 12.8% in Q2-2015. Other underwriting expenses as a percentage of direct earned premiums increased to 15.2% in Q2-2016 from 14.8% in Q2-2015. Salaries and employment costs, which are the primary drivers behind the 0.4 point increase, amounted to 7.2% of direct earned premiums in Q2-2016, compared to 6.8% of direct earned premiums in Q2-2015.

Our net underwriting expense ratio in Q2-2016 was 35.1% compared with 24.6% in Q2-2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:
	Three months ended
	June 30,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(21.5)%	(27.3)%	5.8
Ceding commission revenue - contingent	4.3	(6.4)	10.7
Other income	(1.8)	(2.1)	0.3
Acquistion costs and other underwriting expenses:
Commission expense	30.1	33.1	(3.0)
Other underwriting expenses	24.0	27.3	(3.3)
Net underwriting expense ratio	35.1%	24.6%	10.5

   The increase of 10.5 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-offs to our quota share treaties on July 1, 2015.

Other Operating Expenses
Other operating expenses, related to the expenses of our holding company, were $433,000 in Q2-2016 compared to $378,000 in Q2-2015. The increase in Q2-2016 of $55,000, or 14.6%, was primarily due to an increase in executive bonus compensation.
 Depreciation and Amortization
Depreciation and amortization was $289,000 in Q2-2016 compared to $246,000 in Q2-2015. The increase of $43,000, or 17.5%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.
Income Tax Expense
Income tax expense in Q2-2016 was $1,439,000, which resulted in an effective tax rate of 33.6%. Income tax expense in Q2-2015 was $1,206,000, which resulted in an effective tax rate of 33.6%. Income before taxes was $4,281,000 in Q2-2016 compared to $3,585,000 in Q2-2015.
Net Income
Net income was $2,842,000 in Q2-2016 compared to $2,379,000 in 2015. The increase in net income of $463,000, or 19.5%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue, other income, and increases in other underwriting expenses related to premium growth and other operating expenses.
Additional Financial Information
We operate our business as one segment, property and casualty insurance. Within this segment, we offer a wide array of property and casualty policies to our producers. The following table summarizes gross and net written premiums, net premiums earned, and net loss and loss adjustment expenses by major product type, which were determined based primarily on similar economic characteristics and risks of loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Gross written premiums:
Personal lines	$19,697,839	$16,964,187	$37,138,925	$31,201,904
Commercial lines	3,677,159	3,501,849	6,805,297	6,301,219
Commercial auto(1)	3,770	44,517	(5,023)	579,753
Livery physical damage	2,720,538	2,585,442	5,152,453	4,458,057
Other(2)	72,705	84,029	128,762	136,431
Total	$26,172,011	$23,180,024	$49,220,414	$42,677,364

Net written premiums:
Personal lines	$10,831,897	$7,219,565	$20,217,335	$13,172,346
Commercial lines	3,343,859	3,221,303	6,158,764	5,759,078
Commercial auto(1)	3,770	42,957	(4,715)	528,871
Livery physical damage	2,720,538	2,585,442	5,152,453	4,458,057
Other(2)	52,618	62,426	90,720	91,276
Total	$16,952,682	$13,131,693	$31,614,557	$24,009,628

Net premiums earned:
Personal lines	$9,826,564	$6,238,924	$19,290,460	$12,199,399
Commercial lines	2,772,822	2,452,598	5,453,547	4,864,741
Commercial auto(1)	9,941	521,276	95,029	1,183,908
Livery physical damage	2,362,889	1,613,890	4,618,743	2,920,467
Other(2)	38,659	39,027	84,771	82,999
Total	$15,010,875	$10,865,715	$29,542,550	$21,251,514

Net loss and loss adjustment expenses:
Personal lines	$3,137,613	$1,803,347	$10,686,164	$6,151,918
Commercial lines	1,181,456	1,831,195	2,092,290	3,298,888
Commercial auto(1)	(432)	238,328	(456,918)	577,536
Livery physical damage	946,101	582,288	1,934,654	1,130,029
Other(2)	95,902	34,654	171,981	111,800
Unallocated loss adjustment expenses	426,196	281,001	842,520	563,859
Total	$5,786,836	$4,770,813	$15,270,691	$11,834,030

Net loss ratio:
Personal lines	31.9%	28.9%	55.4%	50.4%
Commercial lines	42.6%	74.7%	38.4%	67.8%
Commercial auto(1)	-4.3%	45.7%	-480.8%	48.8%
Livery physical damage	40.0%	36.1%	41.9%	38.7%
Other(2)	248.1%	88.8%	202.9%	134.7%
Total	38.6%	43.9%	51.7%	55.7%

__________________________________
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

Insurance Underwriting Business on a Standalone Basis
Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Net premiums earned	$15,010,875	$10,865,715	$29,542,550	$21,251,514
Ceding commission revenue	2,569,025	3,655,522	5,339,362	6,744,926
Net investment income	764,070	625,972	1,577,127	1,200,628
Net realized gain (loss) on investments	283,432	2,263	363,868	(65,231)
Other income	277,101	232,053	526,099	452,389
Total revenues	18,904,503	15,381,525	37,349,006	29,584,226

Expenses
Loss and loss adjustment expenses	5,786,836	4,770,813	15,270,691	11,834,030
Commission expense	4,526,208	3,600,164	8,796,274	7,012,491
Other underwriting expenses	3,596,134	2,961,663	6,942,575	5,960,818
Depreciation and amortization	288,884	245,724	572,422	480,540
Total expenses	14,198,062	11,578,364	31,581,962	25,287,879

Income from operations	4,706,441	3,803,161	5,767,044	4,296,347
Income tax expense	1,572,144	1,278,275	1,844,582	1,396,337
Net income	$3,134,297	$2,524,886	$3,922,462	$2,900,010

Key Measures:
Net loss ratio	38.6%	43.9%	51.7%	55.7%
Net underwriting expense ratio	35.1%	24.6%	33.4%	27.2%
Net combined ratio	73.7%	68.5%	85.1%	82.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$8,122,342	$6,561,827	$15,738,849	$12,973,309
Less: Ceding commission revenue	(2,569,025)	(3,655,522)	(5,339,362)	(6,744,926)
Less: Other income	(277,101)	(232,053)	(526,099)	(452,389)
Net underwriting expenses	$5,276,216	$2,674,252	$9,873,388	$5,775,994

Net premiums earned	$15,010,875	$10,865,715	$29,542,550	$21,251,514

Net Underwriting Expense Ratio	35.1%	24.6%	33.4%	27.2%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:
	Direct	Assumed	Ceded	Net

Six months ended June 30, 2016
Written premiums	$49,204,416	$15,998	$(17,605,857)	$31,614,557
Change in unearned premiums	(2,573,545)	3,537	498,001	(2,072,007)
Earned premiums	$46,630,871	$19,535	$(17,107,856)	$29,542,550

Loss and loss adjustment expenses exluding
the effect of catastrophes	$20,006,890	$30,295	$(6,168,971)	$13,868,214
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$22,344,351	$30,295	$(7,103,955)	$15,270,691

Loss ratio excluding the effect of catastrophes	42.9%	155.1%	36.1%	46.9%
Catastrophe loss	5.0%	0.0%	5.4%	4.8%
Loss ratio	47.9%	155.1%	41.5%	51.7%

Six months ended June 30, 2015
Written premiums	$42,655,494	$21,870	$(18,667,737)	$24,009,627
Change in unearned premiums	(3,654,318)	2,377	893,828	(2,758,113)
Earned premiums	$39,001,176	$24,247	$(17,773,909)	$21,251,514

Loss and loss adjustment expenses exluding
the effect of catastrophes	$16,405,831	$70,726	$(6,654,888)	$9,821,669
Catastrophe loss	4,471,913	-	(2,459,552)	2,012,361
Loss and loss adjustment expenses	$20,877,744	$70,726	$(9,114,440)	$11,834,030

Loss ratio excluding the effect of catastrophes	42.0%	291.7%	37.5%	46.2%
Catastrophe loss	11.5%	0.0%	13.8%	9.5%
Loss ratio	53.5%	291.7%	51.3%	55.7%

Three months ended June 30, 2016
Written premiums	$26,161,091	$10,920	$(9,219,329)	$16,952,682
Change in unearned premiums	(2,447,117)	(34)	505,344	(1,941,807)
Earned premiums	$23,713,974	$10,886	$(8,713,985)	$15,010,875

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,569,126	$7,998	$(2,790,288)	$5,786,836
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$8,569,126	$7,998	$(2,790,288)	$5,786,836

Loss ratio excluding the effect of catastrophes	36.1%	73.5%	32.0%	38.6%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	36.1%	73.5%	32.0%	38.6%

Three months ended June 30, 2015
Written premiums	$23,166,065	$13,959	$(10,048,331)	$13,131,693
Change in unearned premiums	(3,181,987)	(1,535)	917,544	(2,265,978)
Earned premiums	$19,984,078	$12,424	$(9,130,787)	$10,865,715

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,037,620	$12,684	$(3,453,444)	$4,596,860
Catastrophe loss	386,562	-	(212,609)	173,953
Loss and loss adjustment expenses	$8,424,182	$12,684	$(3,666,053)	$4,770,813

Loss ratio excluding the effect of catastrophes	40.2%	102.1%	37.8%	42.3%
Catastrophe loss	1.9%	0.0%	2.3%	1.6%
Loss ratio	42.2%	102.1%	40.2%	43.9%

The key measures for our insurance underwriting business for the periods indicated are as follows:
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net premiums earned	$15,010,875	$10,865,715	$29,542,550	$21,251,514
Ceding commission revenue (1)	2,569,025	3,655,522	5,339,362	6,744,926
Other income	277,101	232,053	526,099	452,389

Loss and loss adjustment expenses (2)	5,786,836	4,770,813	15,270,691	11,834,030

Acquistion costs and other underwriting expenses:
Commission expense	4,526,208	3,600,164	8,796,274	7,012,491
Other underwriting expenses	3,596,134	2,961,663	6,942,575	5,960,818
Total acquistion costs and other
underwriting expenses	8,122,342	6,561,827	15,738,849	12,973,309

Underwriting income	$3,947,823	$3,420,650	$4,398,471	$3,641,490

Key Measures:
Net loss ratio excluding the effect of catastrophes	38.6%	42.3%	46.9%	46.2%
Effect of catastrophe loss on net loss ratio (2) (3)	0.0%	1.6%	4.8%	9.5%
Net loss ratio	38.6%	43.9%	51.7%	55.7%

Net underwriting expense ratio excluding the
effect of catastrophes	35.1%	23.1%	33.4%	21.2%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	1.5%	0.0%	6.0%
Net underwriting expense ratio	35.1%	24.6%	33.4%	27.2%

Net combined ratio excluding the effect
of catastrophes	73.7%	65.4%	80.3%	67.4%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	0.0%	3.1%	4.8%	15.5%
Net combined ratio	73.7%	68.5%	85.1%	82.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$8,122,342	$6,561,827	$15,738,849	$12,973,309
Less: Ceding commission revenue (1)	(2,569,025)	(3,655,522)	(5,339,362)	(6,744,926)
Less: Other income	(277,101)	(232,053)	(526,099)	(452,389)
	$5,276,216	$2,674,252	$9,873,388	$5,775,994

Net earned premium	$15,010,875	$10,865,715	$29,542,550	$21,251,514

Net Underwriting Expense Ratio	35.1%	24.6%	33.4%	27.2%

_________________________________________________
(1) For the six months ended June 30, 2016 and 2015, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $-0- and $1,280,521, respectively. For the three months ended June 30, 2016 and 2015, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $-0- and $165,363, respectively.

(2) For the six months ended June 30, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 and $2,012,361, respectively, resulting from severe winter weather. For the three months ended June 30, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $-0- and $173,953, respectively, resulting from severe winter weather.
(3) For the six months ended June 30, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $84,149 and $351,593, respectively, decrease in other underwriting expenses. For the three months ended June 30, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $-0- and $226,244, respectively, decrease in other underwriting expenses.
Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of June 30, 2016 and December 31, 2015:

Available-for-Sale Securities
	June 30, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,109,438	$515,834	$(4,402)	$-	$8,620,870	10.2%

Corporate and other bonds
Industrial and miscellaneous	44,293,609	1,553,402	(69,496)	(41,112)	45,736,403	54.2%

Residential mortgage backed
securities	18,812,484	278,790	(33,751)	(16,333)	19,041,190	22.6%
Total fixed-maturity securities	71,215,531	2,348,026	(107,649)	(57,445)	73,398,463	87.0%
Equity Securities	10,417,835	737,589	(155,735)	(37,072)	10,962,617	13.0%
Total	$81,633,366	$3,085,615	$(263,384)	$(94,517)	$84,361,080	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	17.5%

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	62.7%

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	7.0%
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	87.2%
Equity Securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	12.8%
Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	100.0%

Held-to-Maturity Securities

	June 30, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,408	$147,631	$-	$-	$754,039	13.8%

Political subdivisions of States,
Territories and Possessions	1,350,056	113,781	-	-	1,463,837	26.9%

Corporate and other bonds
Industrial and miscellaneous	3,115,789	179,743	(347)	(66,220)	3,228,965	59.3%

Total	$5,072,253	$441,155	$(347)	$(66,220)	$5,446,841	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	14.4%

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	27.4%

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	58.2%

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2016 and December 31, 2015 is shown below:

	June 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	500,000	504,210	500,000	496,245
Five to ten years	3,965,845	4,188,592	4,032,483	3,990,811
More than 10 years	606,408	754,039	606,389	754,039
Total	$5,072,253	$5,446,841	$5,138,872	$5,241,095

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2016 and December 31, 2015 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):
	June 30, 2016		December 31, 2015
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,872,671	2.6%	2,218,147	3.5%
AA	6,796,028	9.3%	9,060,781	14.5%
A	17,057,059	23.2%	10,639,888	17.0%
BBB	28,100,135	38.3%	35,592,750	57.1%
C	531,380	0.7%	-	0.0%
Total corporate and municipal bonds	54,357,273	74.1%	57,511,566	92.1%

Residential mortgage backed securities
AAA	14,129,730	19.2%	-	0.0%
A	204,406	0.3%	216,077	0.3%
CCC	3,325,766	4.5%	457,889	0.7%
CC	-	0.0%	402,558	0.6%
C	188,964	0.3%	-	0.0%
D	1,192,324	1.6%	3,913,974	6.3%
Total residential mortgage backed securities	19,041,190	25.9%	4,990,498	7.9%

Total	$73,398,463	100.0%	$62,502,064	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2016 and December 31, 2015:
Category	June 30, 2016	December 31, 2015
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.69%	3.55%

Corporate and other bonds
Industrial and miscellaneous	3.45%	4.28%

Residential mortgage backed securities	3.83%	6.24%

Total	3.57%	4.26%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2016 and December 31, 2015:
	June 30, 2016	December 31, 2015
Weighted average effective maturity	4.9	5.5

Weighted average final maturity	8.7	7.3

Effective duration	4.2	4.9

Fair Value Consideration
As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2016 and December 31, 2015, 60% and 66%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2016 and December 31, 2015. As of June 30, 2016 our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded a credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. For the three months and six months ended June 30, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the condensed consolidated statements of income and comprehensive income. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.
The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$331,626	$(4,402)	1	$-	$-	-	$331,626	$(4,402)

Corporate and other
bonds industrial and
miscellaneous	2,807,274	(69,496)	5	504,110	(41,112)	2	3,311,384	(110,608)

Residential mortgage
backed securities	1,042,448	(33,751)	10	560,806	(16,333)	3	1,603,254	(50,084)

Total fixed-maturity
securities	$4,181,348	$(107,649)	16	$1,064,916	$(57,445)	5	$5,246,264	$(165,094)

Equity Securities:
Preferred stocks	$530,800	$(594)	1	$694,250	$(37,072)	1	$1,225,050	$(37,666)
Common stocks	1,331,100	(155,141)	3	-	-	-	1,331,100	(155,141)

Total equity securities	$1,861,900	$(155,735)	4	$694,250	$(37,072)	1	$2,556,150	$(192,807)

Total	$6,043,248	$(263,384)	20	$1,759,166	$(94,517)	6	$7,802,414	$(357,901)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

There were 26 securities at June 30, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 57 securities at December 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.
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
In April 2016 we sold 595,238 newly issued shares of our common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance. The new common shares were sold to RenaissanceRe at a price of $8.40 per share. We received net proceeds of approximately $4,814,000 from the private placement. In June 2016, we invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. We intend to use the remaining net proceeds of the offering to support the continued growth of KICO, and for general corporate purposes.
Through the quarter ended June 30, 2016, the primary sources of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2016, KICO paid dividends of $950,000 to us.
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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:
Six Months Ended June 30,	2016	2015

Cash flows provided by (used in):
Operating activities	$7,812,551	$3,356,300
Investing activities	(10,473,828)	(8,372,005)
Financing activities	3,748,179	(958,776)
Net increase (decrease) in cash and cash equivalents	1,086,902	(5,974,481)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$14,638,274	$3,932,397

Net cash provided by operating activities was $7,812,000 in 2016 as compared to $3,356,000 provided in 2015. The $4,456,000 increase in cash flows provided by operating activities in 2016 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $4,235,000.
Net cash used in investing activities was $10,474,000 in 2016 compared to $8,372,000 used in 2015. The $2,102,000 increase in cash used in investing activities is the result of a $19,194,000 increase in acquisitions of invested assets and collection of a $250,000 note receivable included in other assets, offset by a $16,552,000 increase in sales or maturities of invested assets.
Net cash provided by financing activities was $3,748,000 in 2016 compared to $959,000 used in 2015. The $4,707,000 increase in cash provided by financing activities is the result of the $4,814,000 net proceeds we received from the private placement of our common stock in April 2016 and a $91,000 decrease in the purchase of treasury stock, offset partially by a $220,000 increase in dividends paid due an increase in the dividend rate and shares outstanding.
Reinsurance
Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for the six months ended June 30, 2016 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2015/2016 Treaty. Our quota share reinsurance treaty in effect for the six months ended June 30, 2015 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2014/2015 Treaty. We entered into new annual treaties with different terms effective July 1, 2016. Our quota share reinsurance treaty in effect as of July 1, 2016 will be covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).

Our personal lines quota share treaty that covered the July 1, 2013/June 30, 2014 treaty year was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, we exercised our contractual option to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55%.

Our 2014/2015 Treaty, 2015/2016 Treaty and 2016/2017 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2016	July 1, 2015	July 1, 2014
	to	to	to
Line of Busines	June 30, 2017	June 30, 2016	June 30, 2015

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	40%	55%
Risk retained	$500,000	$450,000	$360,000
Losses per occurrence subject to quota share reinsurance coverage	$833,333	$750,000	$800,000
Excess of loss coverage above quota share coverage	$3,666,667	$3,750,000	$3,200,000
	in excess of	in excess of	in excess of
	$833,333	$750,000	$800,000
Total reinsurance coverage per occurrence	$4,000,000	$4,050,000	$3,640,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,000,000
Expiration date	June 30, 2017	June 30, 2016	June 30, 2015

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$2,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$3,000,000	$3,000,000
Expiration date	June 30, 2017	June 30, 2016	June 30, 2015

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$500,000	$425,000	$400,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$4,000,000	$4,075,000	$3,600,000
	in excess of	in excess of	in excess of
	$500,000	$425,000	$400,000
Total reinsurance coverage per occurrence	$4,000,000	$4,075,000	$3,600,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,000,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%
Percent ceded - excess of $1,000,000 of coverage	100%
Risk retained	$100,000
Total reinsurance coverage per occurrence	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000
Expiration date	June 30, 2017

Commercial Auto:
Risk retained		$300,000	$300,000
Excess of loss coverage in excess of risk retained		$1,700,000	$1,700,000
		in excess of	in excess of
		$300,000	$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$4,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$3,000,000	$2,400,000	$1,800,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$247,000,000	$176,000,000	$137,000,000
Severe winter weather aggregate (3)	No	Yes	Yes
Reinstatement premium protection (4)	Yes	Yes	No

1.
Plus losses in excess of catastrophe coverage.
2.
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
3.
From July 1, 2014 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
4.
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.
The single maximum risks per occurrence to which we are subject under the treaties that expired on June 30, 2016 and 2015 are as follows:

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

_______________
(1) Covered by excess of loss treaties.
(2) Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2016 are as follows:
	July 1, 2016 - June 30, 2017
Treaty	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000
	$833,333 - $4,500,000	None(1)
	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Commercial Lines	Initial $500,000	$500,000
	$500,000 - $4,500,000	None(1)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000
	$5,000,000 - $252,000,000	None
	Over $252,000,000	100%

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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/16 – 4/30/16	-	-	-	-
5/1/16 – 5/31/16	5,204(1)	$8.98	-	-
6/1/16 – 6/30/16	2,000	$8.65	-	-
Total	7,204	$8.89	-	-
_____________
(1) Represents shares purchased by “affiliated purchasers”.

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

 1 Denotes document filed as Exhibit 3 (a) to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
 2 Denotes document filed Exhibit 3.1 to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: August 11, 2016	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: August 11, 2016	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer