Form 10-Q
period 2016-09-30
KINGSTONE COMPANIES, INC.
filed 2016-11-10
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 10, 2016 there were 7,913,366 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4 —	Controls and Procedures	72

PART II — OTHER INFORMATION		73
Item 1 —	Legal Proceedings	73
Item 1A —	Risk Factors	73
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3 —	Defaults Upon Senior Securities	73
Item 4 —	Mine Safety Disclosures	73
Item 5 —	Other Information	73
Item 6 —	Exhibits	73
Signatures
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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,482,735 at September 30, 2016 and $5,241,095 at December 31, 2015)	$5,094,455	$5,138,872
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$78,917,448 at September 30, 2016 and $62,221,129 at December 31, 2015)	81,078,953	62,502,064
Equity securities, available-for-sale, at fair value (cost of $9,978,137
at September 30, 2016 and $8,751,537 at December 31, 2015)	10,363,702	9,204,270
Total investments	96,537,110	76,845,206
Cash and cash equivalents	12,430,687	13,551,372
Premiums receivable, net	11,516,429	10,621,655
Reinsurance receivables, net	31,212,976	31,270,235
Deferred policy acquisition costs	12,032,407	10,835,306
Intangible assets, net	1,435,000	1,757,816
Property and equipment, net	3,161,227	3,152,266
Other assets	1,153,951	1,095,894
Total assets	$169,479,787	$149,129,750

Liabilities
Loss and loss adjustment expense reserves	$39,802,323	$39,876,500
Unearned premiums	53,763,848	48,890,241
Advance premiums	2,046,281	1,199,376
Reinsurance balances payable	3,996,426	1,688,922
Deferred ceding commission revenue	6,652,854	6,435,068
Accounts payable, accrued expenses and other liabilities	4,893,246	4,826,603
Income taxes payable	540,686	263,622
Deferred income taxes	1,115,912	672,190
Total liabilities	112,811,576	103,852,522

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,887,344 shares at September 30, 2016 and 8,289,606 at December 31, 2015; outstanding
7,912,875 shares at September 30, 2016 and 7,328,637 shares at December 31, 2015	88,873	82,896
Capital in excess of par	37,891,275	32,987,082
Accumulated other comprehensive income	1,681,065	484,220
Retained earnings	19,002,460	13,605,225
	58,663,673	47,159,423
Treasury stock, at cost, 974,469 shares at September 30, 2016 and 960,969 shares
at December 31, 2015	(1,995,462)	(1,882,195)
Total stockholders' equity	56,668,211	45,277,228

Total liabilities and stockholders' equity	$169,479,787	$149,129,750

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Net premiums earned	$15,646,181	$13,129,604	$45,188,731	$34,381,118
Ceding commission revenue	2,934,928	2,643,531	8,274,290	9,388,457
Net investment income	709,072	649,441	2,286,199	1,850,069
Net realized gains (losses) on investments	241,035	(40,487)	604,903	(105,718)
Other income	297,181	275,280	831,036	1,299,511
Total revenues	19,828,397	16,657,369	57,185,159	46,813,437

Expenses
Loss and loss adjustment expenses	5,134,854	5,050,194	20,405,545	16,884,224
Commission expense	4,603,755	4,021,383	13,400,029	11,033,874
Other underwriting expenses	4,039,209	3,389,024	10,981,784	9,349,842
Other operating expenses	530,261	468,352	1,292,196	1,174,693
Depreciation and amortization	262,387	267,424	835,388	749,658
Total expenses	14,570,466	13,196,377	46,914,942	39,192,291

Income from operations before taxes	5,257,931	3,460,992	10,270,217	7,621,146
Income tax expense	1,797,305	1,115,338	3,426,298	2,513,811
Net income	3,460,626	2,345,654	6,843,919	5,107,335

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	60,391	(92,097)	2,418,305	(699,619)

Reclassification adjustment for (gains) losses
included in net income	(241,035)	40,487	(604,903)	105,718
Net change in unrealized gains (losses)	(180,644)	(51,610)	1,813,402	(593,901)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	61,419	17,547	(616,557)	201,926
Other comprehensive income (loss), net of tax	(119,225)	(34,063)	1,196,845	(391,975)

Comprehensive income	$3,341,401	$2,311,591	$8,040,764	$4,715,360

Earnings per common share:
Basic	$0.44	$0.32	$0.89	$0.70
Diluted	$0.43	$0.32	$0.89	$0.69

Weighted average common shares outstanding
Basic	7,911,353	7,334,269	7,676,887	7,330,178
Diluted	7,972,925	7,381,626	7,729,712	7,367,714

Dividends declared and paid per common share	$0.0625	$0.0500	$0.1875	$0.1500

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2016

						Accumulated
					Capital	Other		Treasury
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2016	-	$-	8,289,606	$82,896	$32,987,082	$484,220	$13,605,225	960,969	$(1,882,195)	$45,277,228
Proceeds from private placement, net of
closing costs of $192,369	-	-	595,238	5,952	4,801,679	-	-	-	-	4,807,631
Stock-based compensation	-	-	-	-	89,814	-	-	-	-	89,814
Exercise of stock options	-	-	2,500	25	12,700	-	-	-	-	12,725
Acquisition of treasury stock	-	-	-	-	-	-	-	13,500	(113,267)	(113,267)
Dividends	-	-	-	-	-	-	(1,446,684)	-	-	(1,446,684)
Net income	-	-	-	-	-	-	6,843,919	-	-	6,843,919
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	1,196,845	-	-	-	1,196,845
Balance, September 30, 2016	-	$-	8,887,344	$88,873	$37,891,275	$1,681,065	$19,002,460	974,469	$(1,995,462)	$56,668,211

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2016	2015

Cash flows from operating activities:
Net income	$6,843,919	$5,107,335
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized (gains) losses on investments	(604,903)	105,718
Depreciation and amortization	835,388	749,658
Amortization of bond premium, net	310,838	257,996
Stock-based compensation	89,814	129,546
Excess tax benefit from exercise of stock options	-	(223,976)
Deferred income tax expense	(172,835)	(279,793)
(Increase) decrease in operating assets:
Premiums receivable, net	(894,774)	(1,885,547)
Receivables - reinsurance contracts	-	(983,807)
Reinsurance receivables, net	57,259	4,403,717
Deferred policy acquisition costs	(1,197,101)	(1,470,726)
Other assets	(308,505)	(16,634)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(74,177)	(1,013,191)
Unearned premiums	4,873,607	6,983,289
Advance premiums	846,905	549,204
Reinsurance balances payable	2,307,504	(754,150)
Deferred ceding commission revenue	217,786	113,367
Accounts payable, accrued expenses and other liabilities	343,707	952,160
Net cash flows provided by operating activities	13,474,432	12,724,166

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(33,295,669)	(13,187,405)
Purchase - equity securities available-for-sale	(6,728,540)	(3,552,291)
Sale or maturity - fixed-maturity securities available-for-sale	16,374,028	1,680,633
Sale - equity securities available-for-sale	6,065,744	1,642,971
Acquisition of fixed assets	(521,533)	(1,166,834)
Other investing activities	250,448	6,203
Net cash flows used in investing activities	(17,855,522)	(14,576,723)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,807,631	-
Proceeds from exercise of stock options	12,725	-
Withholding taxes paid on net exercise of stock options	-	(243,662)
Excess tax benefit from exercise of stock options	-	223,976
Purchase of treasury stock	(113,267)	(204,060)
Dividends paid	(1,446,684)	(1,098,946)
Net cash flows provided by (used in) financing activities	3,260,405	(1,322,692)

Decrease in cash and cash equivalents	$(1,120,685)	$(3,175,249)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$12,430,687	$6,731,629

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,799,671	$1,457,000

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$-	$243,662

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.

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

In January 2016, FASB issued ASU 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments are intended to improve the accounting for employee share-based payments.  These amendments to current accounting guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet. The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting.  Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur.  Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption.  The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, however all amendments must be adopted in the same period. The Company is evaluating whether the adoption of ASU 2016-09 will have a significant impact on its consolidated results of operations, financial position or cash flows.

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

In August 2016, FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The revised ASU provides accounting guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. ASU 2016-15 will be effective for the Company for reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the updated guidance will have on its consolidated statement of cash flows.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,094,036	$465,453	$(4,564)	$-	$8,554,925	$460,889

Corporate and other bonds
Industrial and miscellaneous	51,884,984	1,613,713	(45,063)	(47,332)	53,406,302	1,521,318

Residential mortgage backed
securities	18,938,428	243,487	(54,967)	(9,222)	19,117,726	179,298
Total fixed-maturity securities	78,917,448	2,322,653	(104,594)	(56,554)	81,078,953	2,161,505

Equity Securities:
Preferred stocks	6,107,947	90,696	(35,823)	(56,071)	6,106,749	(1,198)
Common stocks	3,870,190	500,681	(113,918)	-	4,256,953	386,763
Total equity securities	9,978,137	591,377	(149,741)	(56,071)	10,363,702	385,565

Total	$88,895,585	$2,914,030	$(254,335)	$(112,625)	$91,442,655	$2,547,070

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	$415,305

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	(121,576)

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	(12,794)
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	280,935

Equity Securities:
Preferred stocks	2,874,173	70,799	-	(29,322)	2,915,650	41,477
Common stocks	5,877,364	514,977	(103,721)	-	6,288,620	411,256
Total equity securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	452,733

Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	$733,668

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2016 and December 31, 2015 is shown below:

	September 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,553,198	$1,574,389	$827,246	$837,918
One to five years	27,294,171	28,183,978	17,146,349	17,393,571
Five to ten years	30,249,462	31,282,681	37,877,726	37,884,450
More than 10 years	882,189	920,179	1,366,516	1,395,627
Residential mortgage backed securities	18,938,428	19,117,726	5,003,292	4,990,498
Total	$78,917,448	$81,078,953	$62,221,129	$62,502,064

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,417	$147,622	$-	$-	$754,039	$147,622

Political subdivisions of States,
Territories and Possessions	1,349,988	101,599	-	-	1,451,587	101,599

Corporate and other bonds
Industrial and miscellaneous	3,138,050	170,747	-	(31,688)	3,277,109	139,059

Total	$5,094,455	$419,968	$-	$(31,688)	$5,482,735	$388,280

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	$147,650

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	16,095

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	(61,522)

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	$102,223

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2016 and December 31, 2015 is shown below:

	September 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	658,165	500,000	496,245
Five to ten years	3,838,038	4,070,530	4,032,483	3,990,811
More than 10 years	606,417	754,040	606,389	754,039
Total	$5,094,455	$5,482,735	$5,138,872	$5,241,095

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Income:
Fixed-maturity securities	$602,337	$595,529	$1,952,589	$1,671,821
Equity securities	135,809	125,379	416,412	378,084
Cash and cash equivalents	5,674	250	14,852	465
Total	743,820	721,158	2,383,853	2,050,370
Expenses:
Investment expenses	34,748	71,717	97,654	200,301
Net investment income	$709,072	$649,441	$2,286,199	$1,850,069

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $16,374,028 and $1,680,633 for the nine months ended September 30, 2016 and 2015, respectively.

Proceeds from the sale of equity securities available-for-sale were $6,065,744 and $1,642,971 for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Fixed-maturity securities:
Gross realized gains	$21,173	$20	$333,066	$20
Gross realized losses	(51,085)	(25,886)	(222,056)	(112,097)
	(29,912)	(25,866)	111,010	(112,077)

Equity securities:
Gross realized gains	270,947	12,549	586,564	48,970
Gross realized losses	-	(27,170)	(22,760)	(42,611)
	270,947	(14,621)	563,804	6,359

Other-than-temporary impairment losses:
Fixed-maturity securities	-	-	(69,911)	-
	-	-	(69,911)	-

Net realized gains (losses)	$241,035	$(40,487)	$604,903	$(105,718)

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2016 and December 31, 2015, there were 37 and 57 securities, respectively, that accounted for the gross unrealized loss. As of September 30, 2016 the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded a credit loss component of OTTI on this investment as of June 30, 2016. For the nine months ended September 30, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the condensed consolidated statements of income and comprehensive income. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the nine months ended September 30, 2016 and 2015. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at September 30, 2016 and December 31, 2015 as follows:

	September 30, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$330,141	$(4,564)	1	$-	$-	-	$330,141	$(4,564)

Corporate and other
bonds industrial and
miscellaneous	7,829,356	(45,063)	13	716,422	(47,332)	2	8,545,778	(92,395)

Residential mortgage
backed securities	2,444,402	(54,967)	13	396,682	(9,222)	2	2,841,084	(64,189)

Total fixed-maturity
securities	$10,603,899	$(104,594)	27	$1,113,104	$(56,554)	4	$11,717,003	$(161,148)

Equity Securities:
Preferred stocks	$1,797,900	$(35,823)	4	$675,250	$(56,071)	1	$2,473,150	$(91,894)
Common stocks	603,500	(113,918)	1	-	-	-	603,500	(113,918)

Total equity securities	$2,401,400	$(149,741)	5	$675,250	$(56,071)	1	$3,076,650	$(205,812)

Total	$13,005,299	$(254,335)	32	$1,788,354	$(112,625)	5	$14,793,653	$(366,960)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

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

The Company’s investments are allocated among pricing input levels at September 30, 2016 and December 31, 2015 as follows:

	September 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,554,925	$-	$8,554,925

Corporate and other
bonds industrial and
miscellaneous	47,650,245	5,756,057	-	53,406,302

Residential mortgage backed securities	-	19,117,726	-	19,117,726
Total fixed maturities	47,650,245	33,428,708	-	81,078,953
Equity securities	10,363,702	-	-	10,363,702
Total investments	$58,013,947	$33,428,708	$-	$91,442,655

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$12,555,098	$-	$12,555,098

Corporate and other
bonds industrial and
miscellaneous	37,964,006	6,992,462	-	44,956,468

Residential mortgage backed securities	-	4,990,498	-	4,990,498
Total fixed maturities	37,964,006	24,538,058	-	62,502,064
Equity securities	9,204,270	-	-	9,204,270
Total investments	$47,168,276	$24,538,058	$-	$71,706,334

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

The estimated fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,094,455	$5,482,735	$5,138,872	$5,241,095
Cash and cash equivalents	$12,430,687	$12,430,687	$13,551,372	$13,551,372
Premiums receivable	$11,516,429	$11,516,429	$10,621,655	$10,621,655
Reinsurance receivables	$31,212,976	$31,212,976	$31,270,235	$31,270,235
Real estate, net of accumulated depreciation	$1,669,262	$1,925,000	$1,710,897	$1,925,000
Reinsurance balances payable	$3,996,426	$3,996,426	$1,688,922	$1,688,922

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2016
Premiums written	$76,375,159	$14,631	$(27,542,953)	$48,846,837
Change in unearned premiums	(4,875,664)	2,058	1,215,500	(3,658,106)
Premiums earned	$71,499,495	$16,689	$(26,327,453)	$45,188,731

Nine months ended September 30, 2015
Premiums written	$67,225,990	$34,815	$(21,913,608)	$45,347,197
Change in unearned premiums	(6,984,651)	1,362	(3,982,790)	(10,966,079)
Premiums earned	$60,241,339	$36,177	$(25,896,398)	$34,381,118

Three months ended September 30, 2016
Premiums written	$27,170,743	$(1,367)	$(9,937,096)	$17,232,280
Change in unearned premiums	(2,302,119)	(1,479)	717,499	(1,586,099)
Premiums earned	$24,868,624	$(2,846)	$(9,219,597)	$15,646,181

Three months ended September 30, 2015
Premiums written	$24,570,496	$12,945	$(3,245,871)	$21,337,570
Change in unearned premiums	(3,330,333)	(1,015)	(4,876,618)	(8,207,966)
Premiums earned	$21,240,163	$11,930	$(8,122,489)	$13,129,604

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of September 30, 2016 and December 31, 2015 was approximately $2,046,000 and $1,199,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30,
	2016	2015

Balance at beginning of period	$39,876,500	$39,912,683
Less reinsurance recoverables	(16,706,364)	(18,249,526)
Net balance, beginning of period	23,170,136	21,663,157

Incurred related to:
Current year	20,572,367	17,353,585
Prior years	(166,822)	(469,361)
Total incurred	20,405,545	16,884,224

Paid related to:
Current year	11,855,911	9,083,229
Prior years	7,359,828	6,843,425
Total paid	19,215,739	15,926,654

Net balance at end of period	24,359,942	22,620,727
Add reinsurance recoverables	15,442,381	16,278,765
Balance at end of period	$39,802,323	$38,899,492

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $8,676,621 and $11,026,027 for the nine months ended September 30, 2016 and 2015, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2016 and 2015 was $(166,822) favorable and $(469,361) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of September 30, 2013 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expired on or after May 1, 2015. The Company had -0- and 238 commercial auto policies in force as of September 30, 2016 and 2015, respectively.

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.
The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2016 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).  The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2015 were covered under the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”) and the 2015/2016 Treaty.

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
3.
From July 1, 2014 through September 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months ended September 30, 2016 are attributable to contracts for the 2016/2017 Treaty and for the nine months ended September 30, 2016 are attributable to contracts for the 2016/2017 Treaty and 2015/2016 Treaty.  The Company’s Loss Ratios for treaties in effect for the three months ended September 30, 2015 are attributable to contracts for the 2015/2016 Treaty and for the nine months ended September 30, 2015 are attributable to contracts for the 2015/2016 Treaty and 2014/2015 Treaty.

Treaties in effect for the three months and nine months ended September 30, 2016

Under the 2016/2017 Treaty and 2015/2016 Treaty, the Company is receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, the Company earns more provisional ceding commissions, while contingent ceding commissions are reduced due to the less favorable sliding scale rate. The Company’s Loss Ratios for the period July 1, 2015 through June 30, 2016 (attributable to the 2015/2016 Treaty), and from July 1, 2016 through September 30, 2016 (attributable to the 2016/2017 Treaty), were higher than the contractual Loss Ratio at which provisional ceding commissions are earned. Accordingly, for the three month and nine month periods ended September 30, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratios for the 2016/2017 Treaty and 2015/2016 Treaty, respectively.

Treaties in effect for the three months and nine months ended September 30, 2015

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

In addition to the treaties that were in effect for the three months and nine months ended September 30, 2016 and 2015, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Provisional ceding commissions earned	$3,185,748	$2,854,524	$9,508,213	$8,734,477
Contingent ceding commissions earned	(250,820)	(210,993)	(1,233,923)	653,980
	$2,934,928	$2,643,531	$8,274,290	$9,388,457

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30.

Note 7 – Stockholders’ Equity

Dividend Declared

Dividends declared and paid on Common Stock were $1,446,684 and $1,098,946 for the nine months ended September 30, 2016 and 2015, respectively. The Company’s Board of Directors approved a quarterly dividend on November 9, 2016 of $.0625 per share payable in cash on December 15, 2016 to stockholders of record as of November 30, 2016 (see Note 12).

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

The results of operations for the three months ended September 30, 2016 and 2015 include stock-based stock option compensation expense totaling approximately $23,000 and $52,000, respectively. The results of operations for the nine months ended September 30, 2016 and 2015 include stock-based stock option compensation expense totaling approximately $90,000 and $130,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and nine months ended September 30, 2016 and 2015. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2016 and 2015 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2016 was $1.87 per share. No options were granted during the nine months September 30, 2015. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

Nine months ended
September 30,
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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the nine months ended September 30, 2016 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	339,750	$6.34	3.36	$904,775

Granted	40,000	$8.33		$36,150
Exercised	(2,500)	$5.09		$10,025
Forfeited	(5,000)	$5.09		$17,600

Outstanding at September 30, 2016	372,250	$6.58	2.82	$988,018

Vested and Exercisable at September 30, 2016	271,000	$6.38	2.60	$771,918

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $9.23 closing price of the Company’s Common Stock on September 30, 2016. The total intrinsic value of options exercised in the nine months ended September 30, 2016 was $10,025, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $12,725 from the exercise of options for the purchase of 2,500 shares of Common Stock during the nine months ended September 30, 2016. All of the 123,750 options exercised during the nine months ended September 30, 2015 were Net Exercises.

As of September 30, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $62,000. Unamortized compensation cost as of September 30, 2016 is expected to be recognized over a remaining weighted-average vesting period of 0.91 years.

As of September 30, 2016, there were 602,500 shares reserved for grants under the 2014 Plan.

Other Equity Compensation

In January 2016, the Company granted a total of 6,000 shares of restricted Common Stock under the 2014 Plan to its three then non-employee directors. In March 2016, the Company granted 1,500 shares of restricted Common Stock under the 2014 Plan to a newly elected non-employee director. One-third of the shares granted will vest on each of the three following anniversaries following the grant date. The fair value of the shares will be determined on each of the vesting dates. For the nine months ended September 30, 2016, no stock-based compensation for these grants is included in the condensed consolidated statements of income and comprehensive income.

Private Placement of Common Stock

In April 2016, the Company sold 595,238 newly issued shares of its Common Stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance.

The new shares of Common Stock were sold to RenaissanceRe at a price of $8.40 per share. The Company received net proceeds of approximately $4,802,000 from the private placement. In June 2016, the Company invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. The Company intends to use the remaining net proceeds of the offering for general corporate purposes.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2016	2015

Deferred tax asset:
Net operating loss carryovers (1)	$131,626	$150,492
Claims reserve discount	391,649	405,709
Unearned premium	2,861,352	2,555,012
Deferred ceding commission revenue	2,261,970	2,187,923
Other	124,786	151,250
Total deferred tax assets	5,771,383	5,450,386

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	4,091,018	3,684,004
Intangibles	487,900	597,657
Depreciation and amortization	254,551	415,938
Net unrealized appreciation of securities - available for sale	884,826	255,977
Total deferred tax liabilities	6,887,295	6,122,576

Net deferred income tax liability	$(1,115,912)	$(672,190)
_____________________________

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2016	2015	Expiration
State only (A)	$616,366	$540,865	December 31, 2036
Valuation allowance	(494,940)	(403,973)
State only, net of valuation allowance	121,426	136,892
Amount subject to Annual Limitation, federal only (B)	10,200	13,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$131,626	$150,492

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2016 and December 31, 2015 was approximately $9,483,000 and $8,321,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2036.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2016 and 2015. If any had been recognized these would have been reported in income tax expense.

The tax returns for years ended December 31, 2013 through 2015 are subject to examination, generally for three years after filing.

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

For the three months ended September 30, 2016 and 2015, the inclusion of 27,500 and 50,000 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, the inclusion of 22,664 and 50,000 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted average number of shares outstanding	7,911,353	7,334,269	7,676,887	7,330,178
Effect of dilutive securities, common share equivalents	61,572	47,357	52,825	37,536

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,972,925	7,381,626	7,729,712	7,367,714

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

Office Lease

In June 2016, the Company entered into a lease modification agreement for its office facility for KICO located in Valley Stream, NY under a non-cancelable operating lease dated March 27, 2015. The original lease had a term of seven years and nine months. The lease modification increased the space occupied by KICO and extended the lease term to seven years and nine months to be measured from the additional premises commencement date. The additional premises commencement date was September 19, 2016, and additional rent will be payable beginning March 19, 2017. The original lease commencement date was July 1, 2015 and rent commencement began January 1, 2016.

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease will be recognized on a straight-line basis over the lease term. At September 30, 2016, cumulative rent expense exceeded cumulative rent payments by $55,067. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2016, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2016 (three months)	$25,188
2017	146,008
2018	164,117
2019	169,861
2020	175,806
Thereafter	614,351
Total	$1,295,331

Rent expense for the three months and nine months ended September 30, 2016 amounted to $26,126 and $78,377, respectively, and is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

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

Note 12 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2016 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On November 9, 2016, the Company’s Board of Directors approved a quarterly dividend of $.0625 per share payable in cash on December 15, 2016 to stockholders of record as of November 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. In October 2016, we submitted a rate filing with the State of New Jersey, and anticipate writing business in early 2017.

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

Commercial automobile: Until recently we provided liability and physical damage coverage for light vehicles owned by small contractors and artisans. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of April 30, 2016 we have no commercial auto policies in force and the 41 open claims as of September 30, 2016 related to this product line will be run-off over time.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$76,375	$67,226	$9,149	13.6%
Assumed written premiums	15	35	(20)	(57.1) %
	76,390	67,261	9,129	13.6%
Ceded written premiums
Ceded to quota share treaties in force during the period	19,463	22,427	(2,964)	(13.2) %
Return of premiums previously ceded to prior quota share treaties (1)	-	(5,866)	5,866	(100.0) %
Ceded to quota share treaties	19,463	16,561	2,902	17.5%
Ceded to excess of loss treaties	1,078	967	111	11.5%
Ceded to catastrophe treaties
January 1 - June 30 (Net basis in 2016, Gross basis in 2015) (2)	4,575	2,079	2,496	120.1%
July 1 - September 30 (Net basis in 2016 and 2015) (2)	2,427	2,307	120	5.2%
Total ceded to catastrophe treaties	7,002	4,386	2,616	59.6%

Total ceded written premiums	27,543	21,914	5,629	25.7%

Net written premiums	48,847	45,347	3,500	7.7%

Change in unearned premiums
Direct and assumed	(4,874)	(6,983)	2,109	(30.2) %
Ceded to quota share treaties (1)	1,216	(3,983)	5,199	(130.5) %
Change in net unearned premiums	(3,658)	(10,966)	7,308	(66.6) %

Premiums earned
Direct and assumed	71,516	60,277	11,239	18.6%
Ceded to quota share treaties (1)	(26,327)	(25,896)	(431)	1.7%
Net premiums earned	45,189	34,381	10,808	31.4%

Ceding commission revenue
Excluding the effect of catastrophes	8,274	10,669	(2,395)	(22.4) %
Effect of catastrophes (3)	-	(1,281)	1,281	(100.0) %
Total ceding commission revenue	8,274	9,388	(1,114)	(11.9) %
Net investment income	2,286	1,850	436	23.6%
Net realized gain (loss) on investments	605	(106)	711	(670.8) %
Other income	831	1,300	(469)	(36.1) %
Total revenues	57,185	46,813	10,372	22.2%

(1) Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40% (the “Cut-off”). The Cut-off on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the personal lines quota share treaty that expired on June 30, 2015. The $5,866,000 return of premiums previously ceded reduced earned premiums under our quota share, which, in turn, increased our net premiums earned during the twelve month period after the Cut-off.

(2) Under a “gross” basis catastrophe reinsurance treaty, catastrophe reinsurance coverage is purchased by us only on the net written premiums after the quota share. Under a “gross” basis, catastrophe losses affect the ceded loss ratio and contingent ceding commissions from quota share reinsurance. Under a “net” basis catastrophe reinsurance treaty, all catastrophe reinsurance coverage is purchased by us directly, eliminating the impact of a catastrophe on quota share results. The “net” basis increases our ceded premium for catastrophe reinsurance. See discussion below for Net Written Premiums, Net Premiums Earned and Contingent Ceding Commissions Earned.

	Nine months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Total revenues	57,185	46,813	10,372	22.2%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,746	23,264	3,482	15.0%
Losses from catastrophes (3)	2,337	4,646	(2,309)	(49.7) %
Total direct and assumed loss and loss adjustment expenses	29,083	27,910	1,173	4.2%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	7,742	8,471	(729)	(8.6) %
Losses from catastrophes (3)	935	2,555	(1,620)	(63.4) %
Total ceded loss and loss adjustment expenses	8,677	11,026	(2,349)	(21.3) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,004	14,793	4,211	28.5%
Losses from catastrophes (3)	1,402	2,091	(689)	(33.0) %
Net loss and loss adjustment expenses	20,406	16,884	3,522	20.9%

Commission expense	13,400	11,034	2,366	21.4%
Other underwriting expenses	10,982	9,350	1,632	17.5%
Other operating expenses	1,292	1,174	118	10.1%
Depreciation and amortization	835	749	86	11.5%
Total expenses	46,915	39,192	7,724	19.7%

Income from operations before taxes	10,270	7,621	2,649	34.8%
Provision for income tax	3,426	2,514	912	36.3%
Net income	$6,844	$5,107	$1,737	34.0%

(3) For the nine months ended September 30, 2016and 2015, includes the effects of severe winter weather (which we define as a catastrophe).  We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Nine months ended September 30,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	45.2%	49.1%	(3.9)	(7.9) %
Net underwriting expense ratio	33.8%	29.9%	3.9	13.0%
Net combined ratio	79.0%	79.0%	-	-%

Direct Written Premiums

 Direct written premiums during the nine months ended September 30, 2016 (“2016”) were $76,375,000 compared to $67,227,000 during the nine months ended September 30, 2015 (“2015”). The increase of $9,149,000, or 13.6%, was primarily due to an increase in policies in-force during 2016 as compared to 2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 13.7% as of September 30, 2016 compared to September 30, 2015.

 Our growth rate in direct written premiums was dampened somewhat due to the: (1) slowing of growth in our livery physical damage line of business, and (2) suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expired on or after May 1, 2015. Our direct written premiums in our continuing lines of business grew by 14.5% in 2016 compared to 2015. Policies-in-force in our continuing lines of business increased by 14.2% as of September 30, 2016 compared to September 30, 2015.

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

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2015/2016 Treaty")	("2016/2017 Treaty")	("2014/2015 Treaty")	("2015/2016 Treaty")

Quota share reinsurance rates
Personal lines	40%	40%	55%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net written premiums increased $3,500,000, or 7.7%, to $48,847,000 in 2016 from $45,347,000 in 2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Change in quota share ceding rate

Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. We did not change our quota share ceding rates on July 1, 2016, and accordingly, there was no return of unearned premiums from our reinsurers (in contrast with what occurred on July 1, 2015), thus diminishing the increase in net written premiums in 2016. The table below shows the effect of the $5,866,000 return of ceded premiums on net written premiums for 2016 and 2015:

	Nine months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Net written premiums	$48,847	$45,347	$3,500	7.7%
Return of premiums previously ceded to prior quota share treaties	-	5,866	(5,866)	na
Net written premiums without the effect of the July 1, 2015 Cut-off	$48,847	$39,481	$9,366	23.7%

Without the $5,866,000 effect of the Cut-off in 2015, net written premiums increased by $9,366,000, or 23.7%, in 2016 compared to 2015.

The 2016/2017 Treaty and 2015/2016 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in periods before July 1, 2015.

Change in catastrophe reinsurance from “gross” basis to “net” basis

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the “gross” basis that expired on June 30, 2015.

From January 1, 2016 through June 30, 2016, catastrophe reinsurance was on a “net” basis and from January 1, 2015 through June 30, 2015, catastrophe reinsurance was on a “gross” basis.  For the three month periods ended September 30, 2016 and 2015, catastrophe reinsurance was on a “net” basis for both periods. As a result of the mid-year change from “gross” to “net”, comparison between periods in 2016 and 2015 are separated between the six month periods ended June 30 and the three month periods ended September 30. Ceded catastrophe premiums from January 1, 2016 through June 30, 2016 increased by $2,496,000, or 120.1%, to $4,575,000 for the six months ended June 30, 2016 from $2,079,000 for the six months ended June 30, 2015. The increase was primarily due the change from “gross” to “net”. Ceded catastrophe premiums from July 1, 2016 through September 30, 2016 increased by $120,000, or 5.2%, to $2,427,000 for the three months ended September 30, 2016 from $2,307,000 for the three months ended September 30, 2015. The increase was primarily due to an increase in premiums subject to catastrophe reinsurance.

Excess of loss reinsurance treaty

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2016, our ceded excess of loss reinsurance premiums increased by $111,000 over the ceded premiums for 2015.

Net premiums earned

Net premiums earned increased $10,808,000, or 31.4%, to $45,189,000 in 2016 from $34,381,000 in 2015. The increase was primarily due to us retaining more earned premiums effective July 1, 2015, as a result of the reduction of the quota share percentage in our personal lines quota share treaty. The decrease in our quota share ceding percentage from the July 1, 2015 Cut-off gave us a $5,866,000 return of premiums previously ceded, which increased our net premiums earned during the twelve month periods after the Cut-off. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2016 increased due to the higher net written premiums generated for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2016 and 2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2015/2016 Treaty")	("2016/2017 Treaty")	("2014/2015 Treaty")	("2015/2016 Treaty")

Quota share provisional ceding commission rate
Personal lines	55%	52%	40%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$9,508	$8,734	$774	8.9%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(1,234)	1,935	(3,169)	(163.8) %
Effect of catastrophes on ceding commissions earned	-	(1,281)	1,281	(100.0) %
Contingent ceding commissions earned	(1,234)	654	(1,888)	(288.7) %

Total ceding commission revenue	$8,274	$9,388	$(1,114)	(11.9) %

Ceding commission revenue was $8,724,000 in 2016 compared to $9,388,000 in 2015. The decrease of $1,114,000, or 11.9%, was due to a decrease in contingent ceding commissions earned, partially offset by an increase in provisional ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2016 our provisional ceding rate was 55% from January 1 through June 30 under the 2015/2016 Treaty and was reduced to 52% effective July 1, 2016 under the 2016/2017 Treaty. In 2015 our provisional ceding rate was 40% from January 1 through June 30 under the 2014/2015 Treaty and was increased to 55% effective July 1, 2015 under the 2015/2016 Treaty. The variations in the ceding commission rate resulted in weighted average rates during 2016 and 2015 of 54% and 45%, respectively.

 The $774,000 increase in provisional ceding commissions earned is due to: (1) an increase in personal lines direct written premiums subject to the quota share and (2) an increase in the weighted average provisional ceding commission rates as discussed above, partially offset by (1) a decrease in the amount of premiums subject to provisional ceding commissions due to the reduction in quota share rates to 40% beginning July 1, 2015 and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” quota share treaties in effect beginning July 1, 2015 compared to the “gross” 2014/2015 Treaty that expired on June 30, 2015.

Contingent Ceding Commissions Earned

As a result of the increase in the provisional ceding commission rates to 52% under the 2016/2017 Treaty and 55% under the 2015/2016 Treaty beginning July 1, 2015, from 40% under the 2014/2015 Treaty, we do not have an opportunity to earn as much contingent ceding commissions. Under the “net” treaty in effect as of July 1, 2015, catastrophe losses in excess of the first $4,000,000 will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The new structure eliminates the adverse impact that catastrophe losses above $4,000,000 would have on contingent ceding commissions.

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaties detailed in the table above that were in effect during 2016 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2015. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2015 under those treaties.

In 2015, in addition to the 2015/2016 Treaty, which was effective as of July 1, 2015, our personal lines reinsurance quota share treaty that expired on June 30, 2015 covered the period from July 1, 2013 to June 30, 2015 (“2013/2015 Treaty”). The computation to arrive at contingent ceding commission revenue under the 2013/2015 Treaty included catastrophe losses and LAE incurred from severe winter weather during 2015 (see discussion of “Net Loss and LAE” below). Such losses increased our ceded loss ratio in our 2013/2015 Treaty, which reduced our contingent ceding commission revenue in accordance with the sliding scale discussed above in 2015 by $1,281,000. Catastrophe losses for 2016 have no impact on our contingent ceding commission revenue since the ultimate loss ratio used to determine these commissions was not affected by the 2016 severe winter weather. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net Investment Income

Net investment income was $2,286,000 in 2016 compared to $1,850,000 in 2015. The increase of $436,000, or 23.6%, was due to an increase in average invested assets in 2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2015. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.17% and 4.81% as of September 30, 2016 and 2015, respectively. The decrease in the pre-tax equivalent investment yield is due to a shift toward shorter duration investments, which inherently have a lower yield. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the pre-tax equivalent investment yield.

Other Income

 Other income was $831,000 in 2016 compared to $1,300,000 in 2015. The decrease of $469,000, or 36.1%, was primarily due to: (1) the $350,000 we received in 2015 as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 11 to the Condensed Consolidated Financial Statements), and (2) $154,000 we earned in 2015 in connection with the settlement of a liability, partially offset by an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $20,406,000 in 2016 compared to $16,884,000 in 2015. The net loss ratio was 45.2% in 2016 compared to 49.1% in 2015, a decrease of 3.9 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2016, the net loss ratio decreased compared to 2015 due to a combination of several factors. First, there was a reduction in the impact of severe winter weather, defined as the losses incurred above those expected in an average winter.  In 2016 we recorded 3.1 points of impact from severe winter weather, compared to 6.1 points in 2015, or a decrease of 3.0 points.  We recorded 0.4 points of favorable prior year loss development in 2016 compared to 1.4 points of favorable prior year development in 2015, or a decrease in the favorable impact of 1.0 points year-over-year. In addition, the core loss ratio excluding the impact of severe winter weather and prior year development decreased to 42.5% in 2016 from 44.4% in 2015, or a decrease of 1.9 points.  The decrease in the core net loss ratio is driven by reduced claim frequency in our personal lines business, which more than offsets some increase in average claim severity due to the impact of large fires. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of September 30, 2016, we had no commercial auto policies in force, compared to 238 policies in force as of September 30, 2015.

 The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Percentage of Total Loss and LAE Reserves
(in thousands except number of open claims)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
September 30, 2016	41	$2,470	$39,802	6.2%

 Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of September 30, 2016 comprise 6.2% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $13,400,000 in 2016 or 18.7 % of direct earned premiums. Commission expense was $11,034,000 in 2015 or 18.3% of direct earned premiums. The increase of $2,366,000 is due to the increase in direct written premiums in 2016 as compared to 2015 and an increase in bonus commissions as a result of the decrease in net loss ratio in 2016 as compared to 2015.  The increase in the percentage of commission expense to direct earned premiums to 18.7% in 2016 from 18.3% in 2015 is due the additional bonus commission described above and a change in the mix of business to lines of business with higher commission rates.

Other Underwriting Expenses

Other underwriting expenses were $10,982,000 in 2016 compared to $9,350,000 in 2015. The increase of $1,632,000, or 17.5%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses include salaries and employment costs, professional fees, IT and data services. Salaries and employment costs were $5,124,000 in 2016 compared to $4,361,000 in 2015. The increase of $763,000, or 17.5%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.4% in 2016 from 13.9% in 2015. Other underwriting expenses as a percentage of direct earned premiums decreased to 15.4% in 2016 from 15.5% in 2015. Salaries and employment costs, which accounted for 46.7% of other underwriting expenses in 2016, and 46.6% of other underwriting expenses in 2015, were 7.2% of direct earned premiums in both 2016 and 2015.

Our net underwriting expense ratio in 2016 was 33.8% compared with 29.9% in 2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(21.0) %	(25.4) %	4.4
Ceding commission revenue - contingent	2.7	(1.9)	4.6
Other income	(1.8)	(2.1)	0.3
Acquistion costs and other underwriting expenses:
Commission expense	29.6	32.1	(2.5)
Other underwriting expenses	24.3	27.2	(2.9)
Net underwriting expense ratio	33.8%	29.9%	3.9

   The increase of 3.9 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2015.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,292,000 in 2016 compared to $1,174,000 in 2015. The increase in 2016 of $118,000, or 10.1%, was primarily due to an increase in executive bonus compensation.

 Depreciation and Amortization

Depreciation and amortization was $835,000 in 2016 compared to $749,000 in 2015. The increase of $86,000, or 11.5%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2016 was $3,426,000, which resulted in an effective tax rate of 33.4%. Income tax expense in 2015 was $2,514,000, which resulted in an effective tax rate of 33.0%. Income before taxes was $10,270,000 in 2016 compared to $7,621,000 in 2015. The increase in the effective tax rate by 0.4 percentage points in 2016 is primarily a result of permanent tax true ups from 2015, offset by an increase in benefits from various permanent differences.

Net Income

Net income was $6,844,000 in 2016 compared to $5,107,000 in 2015. The increase in net income of $1,737,000, or 34.0%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue, other income, and increases in other underwriting expenses related to premium growth and other operating expenses.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$27,170	$24,570	$2,600	10.6%
Assumed written premiums	(1)	13	(14)	(107.7) %
	27,169	24,583	2,586	10.5%
Ceded written premiums
Ceded to quota share treaties in force during the period	7,082	6,415	667	10.4%
Return of premiums previously ceded to prior quota share treaties (1)	-	(5,866)	5,866	(100.0) %
Ceded to quota share treaties	7,082	549	6,533	1,190.0%
Ceded to excess of loss treaties	428	390	38	9.7%
Ceded to catastrophe treaties	2,427	2,307	120	5.2%
Total ceded written premiums	9,937	3,246	6,691	206.1%

Net written premiums	17,232	21,337	(4,105)	(19.2) %

Change in unearned premiums
Direct and assumed	(2,303)	(3,331)	1,028	(30.9) %
Ceded to quota share treaties (1)	717	(4,877)	5,594	(114.7) %
Change in net unearned premiums	(1,586)	(8,208)	6,622	(80.7) %

Premiums earned
Direct and assumed	24,866	21,251	3,615	17.0%
Ceded to quota share treaties (1)	(9,220)	(8,122)	(1,098)	13.5%
Net premiums earned	15,646	13,129	2,517	19.2%

Ceding commission revenue
Excluding the effect of catastrophes	2,935	2,643	292	11.0%
Effect of catastrophes (2)	-	-	-	na
Total ceding commission revenue	2,935	2,643	292	11.0%
Net investment income	709	649	60	9.2%
Net realized gain (loss) on investments	241	(40)	281	(702.5) %
Other income	297	275	22	8.0%
Total revenues	19,828	16,656	3,172	19.0%

(1) Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40% (the “Cut-off”). The Cut-off on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the personal lines quota share treaty that expired on June 30, 2015. The $5,866,000 return of premiums previously ceded reduced earned premiums under our quota share, which, in turn, increased our net premiums earned during the twelve month period after the Cut-off.

(2) We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Total revenues	19,828	16,656	3,172	19.0%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,708	6,787	(79)	(1.2) %
Losses from catastrophes (2)	-	174	(174)	(100.0) %
Total direct and assumed loss and loss adjustment expenses	6,708	6,961	(253)	(3.6) %

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	1,573	1,816	(243)	(13.4) %
Losses from catastrophes (2)	-	95	(95)	(100.0) %
Total ceded loss and loss adjustment expenses	1,573	1,911	(338)	(17.7) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,135	4,971	164	3.3%
Losses from catastrophes (2)	-	79	(79)	(100.0) %
Net loss and loss adjustment expenses	5,135	5,050	85	1.7%

Commission expense	4,604	4,021	583	14.5%
Other underwriting expenses	4,039	3,389	650	19.2%
Other operating expenses	530	468	62	13.2%
Depreciation and amortization	262	267	(5)	(1.9) %
Total expenses	14,570	13,195	1,375	10.4%

Income from operations before taxes	5,258	3,461	1,797	51.9%
Provision for income tax	1,797	1,115	682	61.2%
Net income	$3,461	$2,346	$1,115	47.5%

(2) For the three months ended September 30, 2015, includes the effects of severe winter weather (which we define as a catastrophe).  We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended September 30,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	32.8%	38.5%	(5.7)	(14.8) %
Net underwriting expense ratio	34.6%	34.3%	0.3	0.9%
Net combined ratio	67.4%	72.8%	(5.4)	(7.4) %

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2016 (“Q3-2016”) were $27,170,000 compared to $24,570,000 during the three months ended September 30, 2015 (“Q3-2015”). The increase of $2,600,000, or 10.6%, was primarily due to an increase in policies in-force during Q3-2016 as compared to Q3-2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 13.7% as of September 30, 2016 compared to September 30, 2015.

 Our growth rate in direct written premiums was dampened somewhat due to the slowing of growth in our livery physical damage line of business. Effective October 1, 2014, we ceased writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expired on or after May 1, 2015.Policies-in-force in our continuing lines of business increased by 14.2% as of September 30, 2016 compared to September 30, 2015.

Net Written Premiums and Net Premiums Earned

The following table details the quota share reinsurance ceding rates in effect during Q3-2016 and Q3-2015. For purposes of the discussion herein, the change in quota share ceding rates on July 1, 2015 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	September 30,
	2016	2015
	("2016/2017 Treaty")	("2015/2016 Treaty")

Quota share reinsurance rates
Personal lines	40%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net written premiums decreased $4,105,000, or 19.2%, to $17,232,000 in Q3-2016 from $21,337,000 in Q3-2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Change in quota share ceding rate

Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. We did not change our quota share ceding rates on July 1, 2016, and accordingly, there was no return of unearned premiums from our reinsurers (in contrast with what occurred on July 1, 2015), thus creating a decrease in net written premiums in Q3-2016 compared to Q4-2016. The table below shows the effect of the $5,866,000 return of ceded premiums on net written premiums for Q3-2016 and Q3-2015:

	Three months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Net written premiums	$17,232	$21,337	$(4,105)	(19.2) %
Return of premiums previously ceded to prior quota share treaties	-	5,866	(5,866)	na
Net written premiums without the effect of the July 1, 2015 Cut-off	$17,232	$15,471	$1,761	11.4%

Without the $5,866,000 effect of the Cut-off in Q3-2015, net written premiums increased by $1,761,000, or 11.4%, in Q3-2016 compared to Q3-2015.

The 2016/2017 Treaty and 2015/2016 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in periods before July 1, 2015. Under a “net” arrangement, all catastrophe reinsurance coverage is now purchased directly by us, which increases our ceded premium for that component.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the “gross” basis that expired on June 30, 2015. As a result of the increase in our personal lines business, ceded catastrophe premiums increased by $120,000, or 5.2%, to $2,427,000 in Q3-2016 from $2,307,000 in Q3-2015.

Excess of loss reinsurance treaty

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In Q3-2016, our ceded excess of loss reinsurance premiums increased by $38,000 over the ceded premiums for Q3-2015.

Net premiums earned

Net premiums earned increased $2,517,000, or 19.2%, to $15,646,000 in Q3-2016 from $13,129,000 in Q3-2015. The decrease in our quota share ceding percentage from the July 1, 2015 Cut-off gave us a $5,866,000 return of premiums previously ceded, which increased our net premiums earned during the twelve month periods after the Cut-off. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2016 increased due to the higher net written premiums generated for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Q3-2016 and Q3-2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30, 2016
	2016	2015
	("2016/2017 Treaty")	("2015/2016 Treaty")

Quota share provisional ceding commission rate
Personal lines	52%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$3,186	$2,854	$332	11.6%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(251)	(211)	(40)	19.0%
Effect of catastrophes on ceding commissions earned	-	-	-	-
Contingent ceding commissions earned	(251)	(211)	(40)	19.0%

Total ceding commission revenue	$2,935	$2,643	$292	11.0%

Ceding commission revenue was $2,935,000 in Q3-2016 compared to $2,643,000 in Q3-2015. The increase of $292,000, or 11.0%, was due to an increase in provisional ceding commissions earned, partially offset by a decrease in contingent ceding commissions earned

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. Under the terms of the 2016/2017 Treaty, the provisional ceding commission rate decreased to 52% from 55% under the 2015/2016 Treaty. The $332,000 increase in provisional ceding commissions earned is due to an increase in personal lines direct written premiums subject to the quota share, partially offset by a decrease in the provisional ceding commission rates under the 2016/2017 Treaty.

Contingent Ceding Commissions Earned

As a result of the increase in the provisional ceding commission rates to 52% under the 2016/2017 Treaty and 55% under the 2015/2016 Treaty beginning July 1, 2015, from 40% under the 2014/2015 Treaty, we do not have an opportunity to earn as much contingent ceding commissions. Under the “net” treaty in effect as of July 1, 2015, catastrophe losses in excess of the first $4,000,000 will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The new structure eliminates the adverse impact that catastrophe losses above $4,000,000 would have on contingent ceding commissions.

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaty detailed in the table above that was in effect during Q3-2016 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2016. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2016 under those treaties.

During Q3-2016 and Q3-2015 there were no catastrophe losses to affect contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net Investment Income

Net investment income was $709,000 in Q3-2016 compared to $649,000 in Q3-2015. The increase of $60,000, or 9.2%, was due to an increase in average invested assets in Q3-2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after September 30, 2015. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.17% and 4.81% as of September 30, 2016 and 2015, respectively. The decrease in the pre-tax equivalent investment yield is due to a shift toward shorter duration investments, which inherently have a lower yield. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the pre-tax equivalent investment yield.

Other Income

 Other income was $297,000 in Q3-2016 compared to $275,000 in Q3-2015. The increase of $22,000, or 8.0%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $5,135,000 in Q3-2016 compared to $5,050,000 in Q3-2015. The net loss ratio was 32.8% in Q3-2016 compared to 38.5% in Q3-2015, a decrease of 5.7 percentage points. The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During Q3-2016, the net loss ratio decreased compared to Q3-2015 due primarily to an improvement in the core loss ratio excluding severe winter weather and prior year loss development. The core loss ratio improved to 33.2% in Q3-2016, compared to 42.1% in Q3-2015, or an improvement of 8.9 points. The improvement in the core loss ratio was driven by a reduction in both claims frequency and the number of large claims affecting claims severity in Q3-2016 compared to Q3-2015, particularly for our personal lines business. In our personal lines of business, claim frequency declined approximately 20% in 3Q-2016 compared to 3Q-2015, driving the overall improvement in core loss ratio.  Additionally, there was no additional impact in Q3-2016 from severe winter weather.  This compares to a 0.6 point impact from severe winter weather in Q3-2015.   Partially offsetting some of these improvements was a reduction in the impact of prior year loss development in Q3-2016.  We recorded 0.4 points of favorable development in 3Q-2016 compared to 4.2 points of favorable prior year development in Q3-2015, or a reduction in the favorable impact of 3.8 points.  The impact of prior year development has stabilized over the last several quarters, and the decrease in its effect from Q3-2015 to Q3-2016 was not unexpected.  See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of September 30, 2016, we had no commercial auto policies in force, compared to 238 policies in force as of September 30, 2015.

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Percentage of Total Loss and LAE Reserves
(in thousands except number of open claims)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
September 30, 2016	41	$2,470	$39,802	6.2%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of September 30, 2016 comprise 6.2% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $4,604,000 in Q3-2016 or 18.5% of direct earned premiums. Commission expense was $4,021,000 in Q3-2015 or 18.9% of direct earned premiums. The increase of $583,000 is due to the increase in direct written premiums in Q3-2016 as compared to Q3-2015, partially offset by a decrease in bonus commissions as a result of adjustments to the bonus rate in Q3-2015.  The decrease in the percentage of commission expense to direct earned premiums to 18.5% in Q3-2016 from 18.9% in Q3-2015 is due the decrease in bonus commissions as described above, partially offset by a change in the mix of business to lines of business with higher commission rates.

Other Underwriting Expenses

Other underwriting expenses were $4,039,000 in Q3-2016 compared to $3,389,000 in Q3-2015. The increase of $650,000, or 19.2%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses include salaries and employment costs, professional fees, IT and data services. Salaries and employment costs were $1,890,000 in Q3-2016 compared to $1,683,000 in Q3-2015. The increase of $207,000, or 12.3%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.9% in Q3-2016 from 13.8% in Q3-2015. Other underwriting expenses as a percentage of direct earned premiums increased to 16.2% in Q3-2016 from 16.0% in Q3-2015. Salaries and employment costs, which accounted for 46.8% of other underwriting expenses in Q3-2016, and 49.7% of other underwriting expenses in 2015, were 7.6% of direct earned premiums in Q3-2016, compared to 7.9% of direct earned premiums in Q3-2015.

  Our net underwriting expense ratio in Q3-2016 was 34.6% compared with 34.3% in Q3-2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(20.3) %	(21.7) %	1.4
Ceding commission revenue - contingent	1.6	1.6	-
Other income	(1.9)	(2.0)	0.1
Acquistion costs and other underwriting expenses:
Commission expense	29.4	30.6	(1.2)
Other underwriting expenses	25.9	25.8	0.1
Net underwriting expense ratio	34.6%	34.3%	0.3

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $530,000 in Q3-2016 compared to $468,000 in Q3-2015. The increase in 2016 of $62,000, or 13.2%, was primarily due to an increase in executive bonus compensation.

Depreciation and Amortization

Depreciation and amortization was $262,000 in Q3-2016 compared to $267,000 in Q3-2015. The decrease of $5,000, or 1.9%, in depreciation and amortization was primarily due to timing variations during the year of newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in Q3-2016 was $1,797,000, which resulted in an effective tax rate of 34.2%. Income tax expense in Q3-2015 was $1,115,000, which resulted in an effective tax rate of 32.2%. Income before taxes was $5,258,000 in Q3-2016 compared to $3,461,000 in Q3-2015. The increase in the effective tax rate by 2.0 percentage points in 2016 is primarily a result of permanent tax true ups from 2015, offset by an increase in benefits from various permanent differences.

Net Income

Net income was $3,461,000 in Q3-2016 compared to $2,346,000 in Q3-2015. The increase in net income of $1,115,000, or 47.5%, was due to the circumstances described above that caused the increase in our net premiums earned, ceding commission revenue, net investment income, and a decrease in our net loss ratio, partially offset by increases in other underwriting expenses related to premium growth and other operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Gross written premiums:
Personal lines	$21,357,900	$19,145,024	$58,496,825	$50,346,928
Commercial lines	3,111,308	3,075,096	9,916,605	9,376,315
Commercial auto(2)	-	(42,630)	(5,023)	537,123
Livery physical damage	2,640,531	2,342,470	7,792,984	6,800,527
Other(3)	59,637	63,481	188,399	199,912
Total	$27,169,376	$24,583,441	$76,389,790	$67,260,805

Net written premiums:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$11,893,952	$10,271,498	$32,111,287	$23,443,844
Return of premiums previously ceded to
prior quota share treaties	-	5,866,300	-	5,866,300
Personal lines(1)	11,893,952	16,137,798	32,111,287	29,310,144
Commercial lines	2,760,623	2,833,838	8,919,387	8,592,916
Commercial auto(2)	(105,596)	(41,136)	(110,311)	487,735
Livery physical damage	2,640,531	2,342,470	7,792,984	6,800,527
Other(3)	42,770	64,599	133,490	155,875
Total	$17,232,280	$21,337,569	$48,846,837	$45,347,197

Net premiums earned:
Personal lines(1)	$10,388,403	$8,171,882	$29,678,863	$20,371,281
Commercial lines	2,828,473	2,616,290	8,282,020	7,481,031
Commercial auto(2)	(105,596)	333,338	(10,567)	1,517,246
Livery physical damage	2,487,975	1,962,121	7,106,718	4,882,588
Other(3)	46,926	45,973	131,697	128,972
Total	$15,646,181	$13,129,604	$45,188,731	$34,381,118

Net loss and loss adjustment expenses:
Personal lines	$2,383,297	$2,705,526	$13,069,461	$8,857,444
Commercial lines	1,178,963	1,339,960	3,271,253	4,638,848
Commercial auto(2)	(196,547)	8,122	(653,465)	585,658
Livery physical damage	1,236,780	666,838	3,171,434	1,796,867
Other(3)	50,615	1,821	222,596	113,621
Unallocated loss adjustment expenses	481,746	327,927	1,324,266	891,786
Total	$5,134,854	$5,050,194	$20,405,545	$16,884,224

Net loss ratio:
Personal lines	22.9%	33.1%	44.0%	43.5%
Commercial lines	41.7%	51.2%	39.5%	62.0%
Commercial auto(2)	na	2.4%	na	38.6%
Livery physical damage	49.7%	34.0%	44.6%	36.8%
Other(3)	107.9%	4.0%	169.0%	88.1%
Total	32.8%	38.5%	45.2%	49.1%
__________________________________

(1)
See discussions above for Net Written Premiums and Net Premiums Earned, related to change in quota share ceding rate and change in catastrophe reinsurance from “gross” basis to “net” basis.
(2)
Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015

(3)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Net premiums earned	$15,646,181	$13,129,604	$45,188,731	$34,381,118
Ceding commission revenue	2,934,928	2,643,531	8,274,290	9,388,457
Net investment income	709,072	649,441	2,286,199	1,850,069
Net realized gain (loss) on investments	241,035	(40,487)	604,903	(105,718)
Other income	294,373	268,698	820,472	721,087
Total revenues	19,825,589	16,650,787	57,174,595	46,235,013

Expenses
Loss and loss adjustment expenses	5,134,854	5,050,194	20,405,545	16,884,224
Commission expense	4,603,755	4,021,383	13,400,029	11,033,874
Other underwriting expenses	4,039,209	3,389,024	10,981,784	9,349,842
Depreciation and amortization	262,097	266,578	834,519	747,118
Total expenses	14,039,915	12,727,179	45,621,877	38,015,058

Income from operations	5,785,674	3,923,608	11,552,718	8,219,955
Income tax expense	2,036,650	1,282,497	3,881,232	2,678,834
Net income	$3,749,024	$2,641,111	$7,671,486	$5,541,121

Key Measures:
Net loss ratio	32.8%	38.5%	45.2%	49.1%
Net underwriting expense ratio	34.6%	34.3%	33.8%	29.9%
Net combined ratio	67.4%	72.8%	79.0%	79.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$8,642,964	$7,410,407	$24,381,813	$20,383,716
Less: Ceding commission revenue	(2,934,928)	(2,643,531)	(8,274,290)	(9,388,457)
Less: Other income	(294,373)	(268,698)	(820,472)	(721,087)
Net underwriting expenses	$5,413,663	$4,498,178	$15,287,051	$10,274,172

Net premiums earned	$15,646,181	$13,129,604	$45,188,731	$34,381,118

Net Underwriting Expense Ratio	34.6%	34.3%	33.8%	29.9%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2016
Written premiums	$76,375,159	$14,631	$(27,542,953)	$48,846,837
Change in unearned premiums	(4,875,664)	2,058	1,215,500	(3,658,106)
Earned premiums	$71,499,495	$16,689	$(26,327,453)	$45,188,731

Loss and loss adjustment expenses exluding
the effect of catastrophes	$26,712,184	$32,521	$(7,741,637)	$19,003,068
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$29,049,645	$32,521	$(8,676,621)	$20,405,545

Loss ratio excluding the effect of catastrophes	37.4%	194.9%	29.4%	42.1%
Catastrophe loss	3.3%	0.0%	3.5%	3.1%
Loss ratio	40.7%	194.9%	32.9%	45.2%

Nine months ended September 30, 2015
Written premiums	$67,225,990	$34,815	$(21,913,608)	$45,347,197
Change in unearned premiums	(6,984,651)	1,362	(3,982,790)	(10,966,079)
Earned premiums	$60,241,339	$36,177	$(25,896,398)	$34,381,118

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,162,707	$101,782	$(8,470,858)	$14,793,631
Catastrophe loss	4,645,762	-	(2,555,169)	2,090,593
Loss and loss adjustment expenses	$27,808,469	$101,782	$(11,026,027)	$16,884,224

Loss ratio excluding the effect of catastrophes	38.5%	281.3%	32.7%	43.0%
Catastrophe loss	7.7%	0.0%	9.9%	6.1%
Loss ratio	46.2%	281.3%	42.6%	49.1%

Three months ended September 30, 2016
Written premiums	$27,170,743	$(1,367)	$(9,937,096)	$17,232,280
Change in unearned premiums	(2,302,119)	(1,479)	717,499	(1,586,099)
Earned premiums	$24,868,624	$(2,846)	$(9,219,597)	$15,646,181

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,705,294	$2,226	$(1,572,666)	$5,134,854
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$6,705,294	$2,226	$(1,572,666)	$5,134,854

Loss ratio excluding the effect of catastrophes	27.0%	-78.2%	17.1%	32.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	27.0%	-78.2%	17.1%	32.8%

Three months ended September 30, 2015
Written premiums	$24,570,496	$12,945	$(3,245,871)	$21,337,570
Change in unearned premiums	(3,330,333)	(1,015)	(4,876,618)	(8,207,966)
Earned premiums	$21,240,163	$11,930	$(8,122,489)	$13,129,604

Loss and loss adjustment expenses exluding
the effect of catastrophes	$6,756,876	$31,056	$(1,815,970)	$4,971,962
Catastrophe loss	173,849	-	(95,617)	78,232
Loss and loss adjustment expenses	$6,930,725	$31,056	$(1,911,587)	$5,050,194

Loss ratio excluding the effect of catastrophes	31.8%	260.3%	22.4%	37.9%
Catastrophe loss	0.8%	0.0%	1.2%	0.6%
Loss ratio	32.6%	260.3%	23.6%	38.5%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net premiums earned	$15,646,181	$13,129,604	$45,188,731	$34,381,118
Ceding commission revenue (1)	2,934,928	2,643,531	8,274,290	9,388,457
Other income	294,373	268,698	820,472	721,087

Loss and loss adjustment expenses (2)	5,134,854	5,050,194	20,405,545	16,884,224

Acquistion costs and other underwriting expenses:
Commission expense	4,603,755	4,021,383	13,400,029	11,033,874
Other underwriting expenses	4,039,209	3,389,024	10,981,784	9,349,842
Total acquistion costs and other
underwriting expenses	8,642,964	7,410,407	24,381,813	20,383,716

Underwriting income	$5,097,664	$3,581,232	$9,496,135	$7,222,722

Key Measures:
Net loss ratio excluding the effect of catastrophes	32.8%	37.9%	42.1%	43.0%
Effect of catastrophe loss on net loss ratio (2) (3)	0.0%	0.6%	3.1%	6.1%
Net loss ratio	32.8%	38.5%	45.2%	49.1%

Net underwriting expense ratio excluding the
effect of catastrophes	34.6%	34.3%	33.8%	26.2%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	0.0%	0.0%	3.7%
Net underwriting expense ratio	34.6%	34.3%	33.8%	29.9%

Net combined ratio excluding the effect
of catastrophes	67.4%	72.2%	75.9%	69.2%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	0.0%	0.6%	3.1%	9.8%
Net combined ratio	67.4%	72.8%	79.0%	79.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$8,642,964	$7,410,407	$24,381,813	$20,383,716
Less: Ceding commission revenue (1)	(2,934,928)	(2,643,531)	(8,274,290)	(9,388,457)
Less: Other income	(294,373)	(268,698)	(820,472)	(721,087)
	$5,413,663	$4,498,178	$15,287,051	$10,274,172

Net earned premium	$15,646,181	$13,129,604	$45,188,731	$34,381,118

Net Underwriting Expense Ratio	34.6%	34.3%	33.8%	29.9%

(1) For the nine months ended September 30, 2016 and 2015, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $-0- and $1,280,521, respectively. For the three months ended September 30, 2016 and 2015, there was no effect from severe winter weather, defined as a catastrophe, on contingent ceding commission.

(2) For the nine months ended September 30, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 and $2,090,593, respectively, resulting from severe winter weather. For the three months ended September 30, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $-0- and $78,232, respectively, resulting from severe winter weather.

(3) For the nine months ended September 30, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $84,149 and $324,906, respectively, decrease in other underwriting expenses. For the three months ended September 30, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and there were no indirect effects in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of September 30, 2016 and December 31, 2015:

Available-for-Sale Securities

	September 30, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,094,036	$465,453	$(4,564)	$-	$8,554,925	9.4%

Corporate and other bonds
Industrial and miscellaneous	51,884,984	1,613,713	(45,063)	(47,332)	53,406,302	58.4%

Residential mortgage backed
securities	18,938,428	243,487	(54,967)	(9,222)	19,117,726	20.9%
Total fixed-maturity securities	78,917,448	2,322,653	(104,594)	(56,554)	81,078,953	88.7%
Equity Securities	9,978,137	591,377	(149,741)	(56,071)	10,363,702	11.3%
Total	$88,895,585	$2,914,030	$(254,335)	$(112,625)	$91,442,655	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	17.5%

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	62.7%

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	7.0%
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	87.2%
Equity Securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	12.8%
Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	100.0%

Held-to-Maturity Securities

	September 30, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,417	$147,622	$-	$-	$754,039	13.7%

Political subdivisions of States,
Territories and Possessions	1,349,988	101,599	-	-	1,451,587	26.5%

Corporate and other bonds
Industrial and miscellaneous	3,138,050	170,747	-	(31,688)	3,277,109	59.8%

Total	$5,094,455	$419,968	$-	$(31,688)	$5,482,735	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	14.4%

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	27.4%

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	58.2%

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2016 and December 31, 2015 is shown below:

	September 30, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	658,165	500,000	496,245
Five to ten years	3,838,038	4,070,530	4,032,483	3,990,811
More than 10 years	606,417	754,040	606,389	754,039
Total	$5,094,455	$5,482,735	$5,138,872	$5,241,095

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2016 and December 31, 2015 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2016		December 31, 2015
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,855,056	2.3%	2,218,147	3.5%
AA	8,098,527	10.0%	9,060,781	14.5%
A	18,950,930	23.4%	10,639,888	17.0%
BBB	33,056,715	40.8%	35,592,750	57.1%
Total corporate and municipal bonds	61,961,228	76.5%	57,511,566	92.1%

Residential mortgage backed securities
AAA	14,345,988	17.6%	-	0.0%
A	196,166	0.2%	216,077	0.3%
CCC	3,163,425	3.9%	457,889	0.7%
CC	131,777	0.2%	402,558	0.6%
D	1,280,369	1.6%	3,913,974	6.3%
Total residential mortgage backed securities	19,117,725	23.5%	4,990,498	7.9%

Total	$81,078,953	100.0%	$62,502,064	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2016 and December 31, 2015:

Category	September 30, 2016	December 31, 2015
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.72%	3.55%

Corporate and other bonds
Industrial and miscellaneous	3.75%	4.28%

Residential mortgage backed securities	3.79%	6.24%

Total	3.75%	4.26%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Weighted average effective maturity	4.9	5.5

Weighted average final maturity	8.4	7.3

Effective duration	4.2	4.9

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2016 and December 31, 2015, 63% and 66%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2016 and December 31, 2015. As of September 30, 2016 our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded a credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. For the nine months ended September 30, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the condensed consolidated statements of income and comprehensive income. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$330,141	$(4,564)	1	$-	$-	-	$330,141	$(4,564)

Corporate and other
bonds industrial and
miscellaneous	7,829,356	(45,063)	13	716,422	(47,332)	2	8,545,778	(92,395)

Residential mortgage
backed securities	2,444,402	(54,967)	13	396,682	(9,222)	2	2,841,084	(64,189)

Total fixed-maturity
securities	$10,603,899	$(104,594)	27	$1,113,104	$(56,554)	4	$11,717,003	$(161,148)

Equity Securities:
Preferred stocks	$1,797,900	$(35,823)	4	$675,250	$(56,071)	1	$2,473,150	$(91,894)
Common stocks	603,500	(113,918)	1	-	-	-	603,500	(113,918)

Total equity securities	$2,401,400	$(149,741)	5	$675,250	$(56,071)	1	$3,076,650	$(205,812)

Total	$13,005,299	$(254,335)	32	$1,788,354	$(112,625)	5	$14,793,653	$(366,960)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

There were 37 securities at September 30, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 57 securities at December 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In April 2016 we sold 595,238 newly issued shares of our common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance. The new common shares were sold to RenaissanceRe at a price of $8.40 per share. We received net proceeds of approximately $4,802,000 from the private placement. In June 2016, we invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. We intend to use the remaining net proceeds of the offering to support the continued growth of KICO, and for general corporate purposes.

Through the quarter ended September 30, 2016, the primary sources of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions.  For the nine months ended September 30, 2016, KICO paid dividends of $1,450,000 to us.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2016	2015

Cash flows provided by (used in):
Operating activities	$13,474,432	$12,724,166
Investing activities	(17,855,522)	(14,576,723)
Financing activities	3,260,405	(1,322,692)
Net decrease in cash and cash equivalents	(1,120,685)	(3,175,249)
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$12,430,687	$6,731,629

Net cash provided by operating activities was $13,474,000 in 2016 as compared to $12,724,000 provided in 2015. The $750,000 increase in cash flows provided by operating activities in 2016 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $526,000.

Net cash used in investing activities was $17,856,000 in 2016 compared to $14,577,000 used in 2015. The $3,279,000 increase in cash used in investing activities is the result of a $23,286,000 increase in acquisitions of invested assets, a $645,000 reduction in the amount of fixed asset acquisitions in 2016 and collection of a $250,000 note receivable included in other assets, offset by a $19,116,000 increase in sales or maturities of invested assets.

Net cash provided by financing activities was $3,260,000 in 2016 compared to $1,323,000 used in 2015. The $4,583,000 increase in cash provided by financing activities is the result of the $4,802,000 net proceeds we received from the private placement of our common stock in April 2016 and a $91,000 decrease in the purchase of treasury stock, offset partially by a $348,000 increase in dividends paid due an increase in the dividend rate and shares outstanding.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaties in effect for the nine months ended September 30, 2016 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2015/2016 Treaty and the 2016/2017 Treaty. Our quota share reinsurance treaties in effect for the nine months ended September 30, 2015 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2014/2015 Treaty and the 2015/2016 Treaty.

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
3.
From July 1, 2014 through September 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None

(b)
Not applicable

(c)
There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended[1]

3(b)	By-laws, as amended[2]

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

KINGSTONE COMPANIES, INC.

Dated: November 10, 2016	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: November 10, 2016	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer