Form 10-K
period 2016-12-31
KINGSTONE COMPANIES, INC.
filed 2017-03-16
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO  __________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,758,366 based on the closing sale price as reported on the NASDAQ Capital Market. As of March 13, 2017, there were 10,621,367 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of this Annual Report under “Factors That May Affect Future Results and Financial Condition”.

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

We offer property and casualty insurance products to individuals and small businesses in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas; however, KICO writes substantially all of its business in New York.

Recent Developments

Developments During 2017

● Public Offering of Common Stock

In January and February 2017, we sold a total of 2,692,500 newly issued shares of common stock in a public offering at a public offering price of $12.00 per share. We received net proceeds from the public offering of approximately $30,230,000 after deducting underwriting discounts and commissions, and other offering expenses. Concurrently, selling shareholders sold a total of 700,000 shares of our common stock. On March 1, 2017, we used $23,000,000 of the net proceeds from the offering to contribute capital to KICO in support of our ratings upgrade plan and anticipated growth, including geographic and product expansion. A registration statement relating to the shares that were sold was filed with the Securities and Exchange Commission and became effective in January 2017.

Developments During 2016

● Expanded Licensing to Additional State; New Jersey Rate Approval

In 2016, KICO expanded its ability to write property and casualty insurance by obtaining a license to write insurance policies in Rhode Island. Also in 2016, KICO’s Homeowners insurance rate, rule, and policy form filing was approved by the New Jersey Department of Banking and Insurance. We anticipate to start writing business in New Jersey in the first half of 2017.

● A.M. Best Rating

In 2016, A.M. Best revised the outlook to positive from stable for the issuer credit rating (“ICR”) of KICO. A.M. Best also affirmed KICO’s financial strength rating of B++ (Good) and ICR of “bbb”, and affirmed our ICR of “bb”.

●  Increased Catastrophe Reinsurance Coverage

Effective July 1, 2016, KICO increased the top limit of its catastrophe reinsurance coverage to $252,000,000, which equates to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

● Continued Quarterly Dividends

Dividends of $.0625 per share were declared on each of February 8, 2016, May 12, 2016, August 11, 2016 and November 10, 2016 and were paid on March 15, 2016, June 15, 2016, September 15, 2016, and December 15, 2016, respectively.

● Private Placement of Common Stock

In April 2016, we sold 595,238 newly issued shares of common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (“RenaissanceRe”), for a purchase price of $8.40 per share. We received $4,808,000 in net proceeds from the sale. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance.

Developments During 2015

● Reduced Reliance on Quota Share Reinsurance

Effective July 1, 2015, KICO reduced the ceding percentage for its personal lines quota share reinsurance treaty from 55% to 40%. In addition, the treaty structure was changed from a ‘gross’ to a ‘net’ basis meaning that KICO now pays the entire cost of catastrophe reinsurance instead of sharing the cost and benefit of this reinsurance with quota share reinsurers. The reduction of the quota share ceding percentage allows KICO to retain a higher portion of its premiums.

● Implemented Electronic Content Management and Workflow System

In July 2015, KICO implemented Vertafore’s ImageRight® software, an insurance industry leading electronic content management and workflow system. The new software enhancement has streamlined underwriting and claims processes and created a less paper-intensive environment, allowing for greater efficiency and increased production to support KICO’s continued growth.

● Expanded Licensing to Additional States

In 2015, KICO expanded its ability to write property and casualty insurance by obtaining licenses to write insurance policies in New Jersey, Connecticut and Texas.

● A.M. Best Rating

In 2015, the A.M. Best financial strength rating for KICO was upgraded from B+ (Good) to B++ (Good).

● Increased Rate of Dividends Declared

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

 (b) Business

Property and Casualty Insurance

Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the “insureds”). An insurance policy is a contract between the insurance company and its insureds where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts are subject to legal interpretation by courts, sometimes involving legislative rulings and/or arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a home and the personal property in it, or a business’ building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences related to the legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims for property coverage generally are reported and settled in a relatively short period of time, whereas those for casualty coverage can take many years to settle.

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also receive installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time can elapse between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to producers and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) to the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit prior to the impact of investment income. After considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can also be profitable.

  General; Strategy

 We are a property and casualty insurance holding company whose principal operating subsidiary is Kingstone Insurance Company (“KICO”), domiciled in the State of New York. We are a multi-line regional property and casualty insurance company writing business exclusively through independent retail and wholesale agents and brokers (“producers”). We are licensed to write insurance policies in New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas.

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our goal is to allocate capital efficiently to those lines of business that generate sustainable underwriting profits and to avoid lines of business for which an underwriting profit is not likely. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers place profitable business with us because we provide excellent, consistent service to policyholders and claimants and provide a consistent market with stable and competitive rate and commission structures. We offer a wide array of personal and commercial lines policies, which further differentiates us from other insurance companies that also distribute through our selected producers.

Our principal objectives are to increase the volume of profitable business that we write while managing risk through prudent use of reinsurance in order to preserve and grow our capital base. We seek to generate underwriting income by writing profitable insurance policies and by effectively managing our other underwriting and operating expenses. We are pursuing profitable growth by selectively expanding the geographic regions in which we operate, increasing the volume of business that we write with existing producers, developing new selected producer relationships, and introducing niche insurance products that are relevant to our producers and policyholders.

           For the year ended December 31, 2016, our gross written premiums totaled $103.2 million, an increase of 13.4% from the $91.0 million in gross written premium for the year ended December 31, 2015. For the year ended December 31, 2016, our gross written premiums from our continuing lines of business grew by 14.0% compared to the year ended December 31, 2015.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, 3-4 family dwelling package, cooperatives and condominiums, renters, equipment breakdown, service line and personal umbrella policies. Personal lines policies accounted for 76.8% of our gross written premiums for the year ended December 31, 2016.

Commercial liability - We offer businessowners policies which consist primarily of small business retail, service and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. In the fourth quarter of 2016, we began offering commercial umbrella policies written above our supporting commercial lines policies. Commercial lines policies accounted for 12.4% of our gross written premiums for the year ended December 31, 2016.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 10.6% of our gross written premiums for the year ended December 31, 2016.

Other - We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.2% of our gross written premiums for the year ended December 31, 2016.

Our Competitive Strengths

History of Growing Our Profitable Operations

Our insurance company subsidiary, KICO, has been in operation in the State of New York for 130 years. We have consistently increased the volume of profitable business that we write by introducing new insurance products, increasing the volume of business that we write with our selected producers and developing new producer relationships. KICO has earned an underwriting profit in each of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and policyholders.

Strong Producer Relationships

Within our selected producers’ offices, we compete with other property and casualty insurance carriers available to those producers. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service. In the biennial performance surveys conducted by the Professional Insurance Agents of New York and New Jersey of its membership since 2010, KICO was rated as one of the top performing insurance companies in New York, twice ranking as the top rated carrier among all those surveyed.

We offer our selected producers the ability to write a wide array of personal lines and commercial lines policies, including some which are unique to us. Many of our producers write multiple lines of business with us which provides an advantage over those competitors who are focused on a single product. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and we believe that producers value the longevity of our relationship with them. We believe that the excellent service we provide to our selected producers, our broad product offerings, and our consistent market presence provide a strong foundation for continued profitable growth.

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

Our underwriting procedures, premium rates and policy terms support the underwriting profitability of our personal lines policies. We apply premium surcharges for certain coastal properties and maintain deductibles for hurricane-prone exposures in order to provide an appropriate premium rate for the risk of loss. We manage coastal risk exposure through the use of individual catastrophe risk scoring and through prudent use of reinsurance.

Our underwriting expertise and risk management practices enable us to profitably write personal and commercial lines business in our markets without the need for frequent rate adjustments, in contrast to many of our competitors. We believe that the consistency in rates and the reliable availability of our insurance products are important factors in maintaining our selected producer relationships.

Effective Utilization of Reinsurance

Our reinsurance treaties allow us to limit our exposure to the financial impact of catastrophe losses and to reduce our net liability on individual risks. Our reinsurance program is structured to enable us to grow our premium volume while maintaining regulatory capital and other financial ratios within thresholds used for regulatory oversight purposes.

Our reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that a prudent reduction in our reliance on quota share reinsurance could increase our overall net underwriting profits and improve our ability to obtain an upgrade to our financial strength rating from A.M. Best.

Experienced Management Team

Our management team has significant expertise in underwriting, agency management and claims management. Barry Goldstein, our Chairman and Chief Executive Officer, has extensive experience in the insurance industry and managing public companies, serving in his current capacity since 2001. Benjamin Walden, Executive Vice President and Chief Actuary of KICO, has 27 years of experience with both large and small insurance carriers and has also worked for actuarial consulting firms. Throughout his career, he has specialized in many of the markets that are a primary focus for KICO. Our underwriting and claims managers have extensive experience in the insurance industry with an average of 27 years of experience.

Scalable, Low-Cost Operations

 We focus on keeping expenses low, but invest in tools and processes that improve the efficiency and effectiveness of underwriting risks and processing claims. We evaluate the costs and benefits of each new tool or process in order to achieve optimal results. While the majority of our policies are written for risks in downstate New York, our Kingston, New York location provides a significantly lower cost operating environment. We also take a proactive approach to settling outstanding claims rather than engaging in protracted litigation, which results in more favorable claim outcomes and reduced reserve uncertainty.

We have made investments to develop online application and quoting systems for many of our personal lines and commercial products. Currently, 98% of the business submitted to KICO comes from online raters. This has resulted in increased business submissions from our producers due to the greater ease of placing business with us. We plan to expand these online capabilities to all lines of business. We have also leveraged a paperless workflow management and document storage tool in order to further improve efficiency and reduce costs. Our ability to control the growth of our operating and other expenses while expanding our operations and growing revenue at a higher rate is a key component of our business model and is important to our future financial success.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche risk segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and all of our selected producers are reviewed by management on a quarterly basis.

We believe that our rates are competitive with other carriers’ rates in our markets.  We believe that rate consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our selected producers who understand and appreciate the consistent path we have chosen.  We carefully underwrite our business utilizing the CLUE industry claims database, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. In the event that a material misrepresentation is discovered in the underwriting application, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in New York City and Long Island and are cognizant of our exposure to hurricanes. We have mitigated this risk through application of mandatory hurricane deductibles in these areas. Our claim and underwriting expertise enables us to profitably write personal lines business in all areas of New York City and Long Island.

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

Each producer is assigned to a personal and commercial lines underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriters is a principal reason producers place their business with us. Our online application and quoting systems have streamlined the process of placing business with KICO. Our producers have access to a KICO website portal that contains links to our policy applications, quoting screens, policy forms and underwriting guidelines for all lines of business. We send out frequent electronic “Producer Grams” in order to inform our producers of updates at KICO. In addition, we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in New York State. Our market primarily consists of New York City, Long Island and Westchester County, which we collectively define as downstate New York. We also offer property and casualty insurance products in other areas of New York State and in the Commonwealth of Pennsylvania. In addition, we are licensed to write insurance policies in New Jersey, Connecticut, Rhode Island and Texas. KICO’s Homeowners insurance rate, rule and policy form filing was approved by the New Jersey Department of Banking and Insurance in October 2016. We anticipate we will start writing business in New Jersey in the first half of 2017. New Jersey is the eleventh largest state in the country with a current estimated population of approximately 8.9 million, according to the U.S. Census Bureau. New Jersey is the seventh largest property and casualty insurance market in the U.S., and also the tenth largest homeowners and dwelling fire insurance market in the U.S. The New Jersey homeowners market aligns well with the niche markets that have generated profitable results in New York, and we believe that our market expertise can be effectively transferred to this new market.

New York State is the fourth largest property and casualty insurance market in the U.S. and also the fourth largest homeowners and dwelling fire insurance market in the U.S. In 2015, KICO was the 16th largest writer of homeowners and dwelling fire insurance in the State of New York, according to data compiled by SNL Financial LC. Based on the same data, in 2015, we had a 1.0% market share for this combined group of personal lines property business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in the downstate New York property insurance market and other similar property insurance markets in northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

Given present market conditions, we believe that we have the opportunity to significantly expand the size of our personal and commercial lines business in both New York and in the other northeastern states in which we are licensed, beginning with New Jersey.

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

Loss reserves fall into two categories: case reserves for reported losses and LAE associated with specific reported claims, and reserves for losses and LAE that are incurred but not reported (“IBNR”). We establish these two categories of loss reserves as follows:

Reserves for reported losses - When a claim is received, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time the claim is reported and we may subsequently increase or reduce the case reserves as additional facts and information about each claim develops.

IBNR reserves - We also estimate and establish reserves for loss and LAE amounts incurred but not yet reported. IBNR reserves are calculated in bulk as an estimate of ultimate losses and LAE less reported losses and LAE. There are two types of IBNR. One type includes a provision for claims that have occurred but are not yet reported or known. Another type of IBNR provides a provision for expected future development on known claims from the evaluation date until the time claims are settled and closed. Ultimate losses driving the determination of appropriate IBNR levels are projected by using generally accepted actuarial techniques.

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

We engage an independent external actuarial specialist (the ‘Appointed Actuary’) to opine on our recorded statutory reserves. The Appointed Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. Our carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities.

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2016	2015

Balance at beginning of period	$39,876,500	$39,912,683
Less reinsurance recoverables	(16,706,364)	(18,249,526)
Net balance, beginning of period	23,170,136	21,663,157

Incurred related to:
Current year	27,853,010	23,642,998
Prior years	(63,349)	(462,998)
Total incurred	27,789,661	23,180,000

Paid related to:
Current year	16,496,648	13,172,870
Prior years	8,503,310	8,500,151
Total paid	24,999,958	21,673,021

Net balance at end of period	25,959,839	23,170,136
Add reinsurance recoverables	15,776,880	16,706,364
Balance at end of period	$41,736,719	$39,876,500

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development for business written each year from 2006 through 2016. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments for the years indicated. The following section of the table shows by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $4,370,000 as of December 31, 2006, by December 31, 2008 (two years later), $3,303,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2006.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2016, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate. Estimates for the liabilities in place as of December 31, 2014 and December 31, 2015 have both developed favorably relative to initial estimates.

(in thousands of $)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960
Net reserve estimated as of One year later	4,844	5,430	6,119	6,235	7,483	9,261	13,886	18,903	21,200	23,107
Two years later	5,591	5,867	6,609	6,393	8,289	11,022	16,875	18,332	21,501
Three years later	5,792	6,433	6,729	6,486	9,170	12,968	16,624	18,687
Four years later	6,260	6,569	6,711	7,182	10,128	12,552	16,767
Five years later	6,343	6,683	7,261	7,766	9,925	12,440
Six years later	6,429	7,245	7,727	7,602	9,932
Seven years later	6,886	7,721	7,554	7,615
Eight years later	7,318	7,568	7,511
Nine years later	7,160	7,527
Ten years later	7,069
Net cumulative redundancy (deficiency)	(2,699)	(2,728)	(1,688)	(1,614)	(2,652)	(3,920)	(4,702)	(1,548)	162	63

(in thousands of $)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	2,018	1,855	2,533	2,307	3,201	3,237	4,804	6,156	8,500	8,503
Two years later	3,303	3,339	3,974	3,992	4,947	5,661	8,833	10,629	12,853
Three years later	4,036	4,339	5,054	4,659	6,199	8,221	11,873	13,571
Four years later	4,471	5,146	5,373	5,238	7,737	10,100	13,785
Five years later	5,079	5,424	5,717	5,997	8,585	10,903
Six years later	5,305	5,738	6,224	6,562	8,941
Seven years later	5,594	6,247	6,718	6,749
Eight years later	5,966	6,740	6,853
Nine years later	6,377	6,875
Ten years later	6,468

Net reserve -
December 31,	4,370	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960
* Reinsurance Recoverable	6,523	6,693	9,766	10,512	10,432	9,960	18,420	17,364	18,250	16,707	15,777
* Gross reserves -
December 31,	10,893	11,492	15,589	16,513	17,712	18,480	30,485	34,503	39,913	39,877	41,737

Net re-estimated reserve	7,069	7,527	7,511	7,615	9,932	12,440	16,767	18,687	21,501	23,107
Re-estimated reinsurance recoverable	11,183	11,151	12,849	12,833	13,486	13,884	27,970	20,218	19,450	16,674
Gross re-estimated reserve	18,252	18,678	20,360	20,448	23,418	26,324	44,737	38,905	40,951	39,781

Gross cumulative redundancy (deficiency)	(7,359)	(7,186)	(4,771)	(3,935)	(5,706)	(7,844)	(14,252)	(4,402)	(1,038)	96

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to remain within a target ratio of net premiums written to policyholders’ surplus, and to expand our underwriting capacity. Participation in reinsurance arrangements does not relieve us from our obligations to policyholders. Our reinsurance program is structured to reflect our obligations and goals.

Reinsurance via quota share allows for a carrier to write business without increasing its underwriting leverage above a ratio determined by management. The business written under a quota share reinsurance structure obligates a reinsurer to assume some portion of the risks involved, and gives the reinsurer the profit (or loss) associated with such in exchange for a ceding commission.  We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years, but will allow us to retain more net income from our profitable business.

Our quota share reinsurance treaties in effect for the year ended December 31, 2016 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”). The expired 2015/2016 Treaty was at a 40% quota share percentage and the current 2016/2017 Treaty remains at a 40% quota share percentage.

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after July 1, 2016 is $500,000. Commercial lines policies are not subject to a quota share reinsurance treaty. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2016 is $500,000.

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

Under the 2016/2017 Treaty and 2015/2016 Treaty, KICO is receiving a higher upfront fixed provisional rate than in prior years’ treaties. In exchange for the higher provisional rate, KICO has a reduced opportunity to earn sliding scale contingent commissions.

The 2016/2017 Treaty and the 2015/2016 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts, drastically reducing the adverse impact that a catastrophic event can have on ceding commissions.

In 2016, we purchased catastrophe reinsurance to provide coverage of up to $252,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-250 year storm event. The direct retention for any single catastrophe event is $5,000,000. Losses on personal lines policies are subject to the 40% quota share treaty, which results in a net retention by us of $3,000,000 of exposure per catastrophe occurrence. Effective July 1, 2016, we have reinstatement premium protection on the first $20,000,000 layer of catastrophe coverage in excess of $5,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2016 and 2015, is summarized in the table below by type of investment.

	December 31, 2016		December 31, 2015
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$12,044,520	11.2%	$13,551,372	15.0%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	606,427	0.6%	606,389	0.7%

Political subdivisions of states,
territories and possessions	1,349,916	1.3%	1,417,679	1.6%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	2.9%	3,114,804	3.4%

Available for sale
Political subdivisions of states,
territories and possessions	8,205,888	7.6%	12,555,098	13.9%

Corporate and other bonds
Industrial and miscellaneous	53,685,189	49.9%	44,956,468	49.7%

Residential backed mortgage securities	18,537,751	17.2%	4,990,498	5.5%

Preferred stocks	5,685,001	5.3%	2,915,650	3.2%

Common stocks	4,302,685	4.0%	6,288,620	7.0%
Total	$107,555,936	100.0%	$90,396,578	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2016 and 2015 as rated by Standard and Poor’s (or if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,801,106	2.2%	2,218,147	3.5%
AA	7,236,457	9.0%	9,060,781	14.5%
A	13,944,784	17.3%	10,639,888	17.0%
BBB	38,908,731	48.4%	35,592,750	57.1%
Total corporate and municipal bonds	61,891,078	76.9%	57,511,566	92.1%

Residential mortgage backed securities
AA	14,143,828	17.7%	-	0.0%
A	173,973	0.2%	216,077	0.3%
CCC	513,369	0.6%	457,889	0.7%
CC	-	0.0%	402,558	0.6%
C	112,136	0.1%	-	0.0%
D	3,594,444	4.5%	3,913,974	6.3%
Total residential mortgage backed securities	18,537,750	23.1%	4,990,498	7.9%

Total	$80,428,828	100.0%	$62,502,064	100.0%

Additional financial information regarding our investments is presented under the subheading “Investments” in Item 7 of this Annual Report.

Ratings

Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies with which they do business and from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. A.M. Best financial strength ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

In 2009, KICO, our operating subsidiary, applied for its initial A.M. Best rating, and was assigned a letter rating of B (Fair) by A.M. Best in 2010. KICO’s financial strength rating was upgraded to B+ (Good) in 2011 and B++ (Good) in 2015. KICO’s current A.M. Best issuer credit rating is “bbb” with a positive outlook.

In March, 2017, we contributed $23,000,000 in capital to KICO in connection with our recently completed public offering. We also have been considering taking certain other actions, including modifying KICO’s personal lines net quota share treaty and enhancing its catastrophe excess of loss reinsurance treaties. We believe that such completed and contemplated actions could lead to an upgrade of KICO’s financial strength rating to “A- (Excellent)”. An A.M. Best financial strength rating of A- (Excellent) or better could create additional demand from new producers and policyholders. No assurances can be given, however, that we will be able to satisfy all of the conditions necessary to achieve a ratings upgrade. KICO also has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly rated carriers.

Severe Winter Weather

Our predominant market, downstate New York, suffered severe weather during the winters of 2016 and 2015. We include severe winter weather in our definition of catastrophe. The catastrophe component of the 2016 and 2015 severe winter was determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes, weight of snow and ice, and other water-related structural damage as a result of excess snow and below normal temperatures for an extended period. The effects of severe winter weather increased our net loss ratio by 2.3 and 4.3 percentage points in 2016 and 2015, respectively.

The computation to determine contingent ceding commission revenue includes direct catastrophe losses and loss adjustment expenses incurred from severe winter weather. Such losses increased our ceded loss ratio in our July 1, 2014/June 30, 2015 personal lines quota share treaties which reduced our contingent ceding commission revenue by $1,300,000 million for the year ended December 31, 2015. Catastrophe losses for 2016 had no impact on our contingent ceding commission revenue since the ultimate loss ratio used to determine these commissions was not affected by the 2016 severe winter weather. Due to these impacts on ceding commission levels, the effects of severe winter weather increased our net underwriting expense ratio by 0.0 and 2.7 percentage points in 2016 and 2015, respectively.

Government Regulation

Holding Company Regulation

We, as the parent of KICO, are subject to the insurance holding company laws of the state of New York. These laws generally require an insurance company to register with the New York State Department of Financial Services (the “DFS”) and to furnish annually financial and other information about the operations of companies within our holding company system. Generally under these laws, all material transactions among companies in the holding company system to which KICO is a party must be fair and reasonable and, if material or of a specified category, require prior notice and approval or acknowledgement (absence of disapproval) by the DFS.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates, and in some instances to regulate unfair trade and claims practices.

KICO is required to file detailed financial statements and other reports with the insurance regulatory authorities in the states in which it is licensed to transact business. These financial statements are subject to periodic examination by the insurance regulators.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may disapprove a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial auto market in New York State.

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

In 2016, the DFS proposed new comprehensive cybersecurity regulations. In 2017, the regulations were finalized and became effective on March 1, 2017 with transitional implementation periods. When fully implemented, the regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer, oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. KICO has until August 28, 2017 to become compliant with many of the provisions. Commencing February 15, 2018, and annually thereafter, KICO must certify compliance to the DFS with the applicable cybersecurity regulatory provisions.

In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). In 2017, the new President indicated that the provisions of this law should be reviewed.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The New York DFS commenced its examination of KICO in 2016. As of the date of this Annual Report, the examination is still in progress.

Risk-Based Capital Regulations

State regulatory authorities impose risk-based capital (“RBC”) requirements on insurance enterprises. The RBC Model serves as a benchmark for the regulation of insurance companies. RBC provides for targeted surplus levels based on formulas, which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company’s assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders, or other creditors (credit risk); (c) the risk of underestimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and (d) the risk associated with items such as excessive premium growth, contingent liabilities, and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC (“ACL”).

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is far above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2016.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends by KICO paid during such period.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

As of December 31, 2016, KICO was within the usual range for all IRIS ratios.

Accounting Principles

Statutory accounting principles (“SAP”) are a basis of accounting developed by the NAIC. They are used to prepare the statutory financial statements of insurance companies and to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s policyholder surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Generally accepted accounting principles (“GAAP”) is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different types and amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by New York insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of KICO and thus determine, in part, the amount of funds that are available to Kingstone Companies, Inc. from which to pay dividends.

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

Employees

As of December 31, 2016, we had 80 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

Not applicable. See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business also maintains an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we lease 4,985 square feet of space.

We own the building at which our insurance underwriting business principally operates, free of mortgage.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2016 Calendar Year
First Quarter	$9.25	$7.21
Second Quarter	9.62	8.21
Third Quarter	9.39	8.45
Fourth Quarter	14.15	9.25

	High	Low
2015 Calendar Year
First Quarter	$8.22	$7.50
Second Quarter	7.79	6.11
Third Quarter	9.47	7.49
Fourth Quarter	10.00	8.47

Holders

As of March 13, 2017, there were approximately 263 record holders of our common stock.

Dividends

 Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. Since September 2011 and through December 31, 2016, we have paid quarterly dividends as follows:

Payment Date

September 2011 - June 2012	$.03
September 2012 - June 2014	$.04
September 2014 -September 2015	$.05
December 2015 - December 2016	$.0625

Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

Our ability to pay dividends depends, in part, upon on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2016, the maximum distribution that KICO could pay without prior regulatory approval was approximately $4,385,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

We declared and paid dividends on our common stock as follows:

	2016	2015

Common stock dividends declared and paid	$1,941,271	$1,557,398

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. In October 2016, a homeowners rate, rule, and form filing was approved for use by the State of New Jersey. We anticipate writing business there in the first half of 2017.

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

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from losses incurred by policyholders, which are commonly referred to as claims. In settling these claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition costs. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.

Other operating expenses include our corporate expenses as a holding company. These expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2016, we would earn half of the premiums in 2016 and the other half in 2017.

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

Loss and loss adjustment expenses incurred.  Loss and LAE incurred represent our largest expense item, and for any given reporting period include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations, statistical analyses and actuarial procedures. We seek to establish all reserves at the most likely ultimate liability based on our historical claims experience. It is typical for certain claims to take several years to settle and we revise our estimates as we receive additional information on such claims. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor affecting our profitability.

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

 Commercial liability: We offer businessowners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized businessowners’ risks, including those with limited residential exposures. In the fourth quarter of 2016, we began offering commercial umbrella policies written above our supporting commercial lines policies.

Commercial automobile: Until recently we provided liability and physical damage coverage for light commercial vehicles. However, due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of April 30, 2016 we had no commercial auto policies in force and we have 34 open claims remaining as of December 31, 2016.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Year ended December 31,
($ in thousands)	2016	2015	Change	Percent
Revenues
Direct written premiums	$103,192	$91,004	$12,188	13.4%
Assumed written premiums	29	41	(12)	(29.3) %
	103,221	91,045	12,176	13.4%
Ceded written premiums
Ceded to quota share treaties in force during the period	26,377	28,701	(2,324)	(8.1) %
Return of premiums previously ceded to prior quota share treaties (1)	-	(5,866)	5,866	(100.0) %
Ceded to quota share treaties	26,377	22,835	3,542	15.5%
Ceded to excess of loss treaties	1,389	1,277	112	8.8%
Ceded to catastrophe treaties
January 1 - June 30 (Net basis in 2016, Gross basis in 2015) (2)	4,575	2,079	2,496	120.1%
July 1 - December 31 (Net basis in 2016 and 2015) (2)	4,954	4,469	485	10.9%
Total ceded to catastrophe treaties	9,529	6,548	2,981	45.5%

Total ceded written premiums	37,295	30,660	6,635	21.6%

Net written premiums	65,926	60,385	5,541	9.2%

Change in unearned premiums
Direct and assumed	(6,104)	(8,433)	2,329	(27.6) %
Ceded to quota share treaties (1)	1,586	(3,340)	4,926	(147.5) %
Change in net unearned premiums	(4,518)	(11,773)	7,255	(61.6) %

Premiums earned
Direct and assumed	97,116	82,613	14,503	17.6%
Ceded to quota share treaties (1)	(35,708)	(34,001)	(1,707)	5.0%
Net premiums earned	61,408	48,612	12,796	26.3%

Ceding commission revenue
Excluding the effect of catastrophes	11,268	12,754	(1,486)	(11.7) %
Effect of catastrophes (3)	-	(1,281)	1,281	(100.0) %
Total ceding commission revenue	11,268	11,473	(205)	(1.8) %
Net investment income	3,116	2,564	552	21.5%
Net realized gain (loss) on investments	529	(50)	579	(1,158.0) %
Other income	1,115	1,577	(462)	(29.3) %
Total revenues	77,436	64,176	13,260	20.7%

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

	Year ended December 31,
($ in thousands)	2016	2015	Change	Percent

Total revenues	77,436	64,176	13,260	20.7%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	37,249	32,962	4,287	13.0%
Losses from catastrophes (3)	2,337	4,646	(2,309)	(49.7) %
Total direct and assumed loss and loss adjustment expenses	39,586	37,608	1,978	5.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,862	11,873	(1,011)	(8.5) %
Losses from catastrophes (3)	935	2,555	(1,620)	(63.4) %
Total ceded loss and loss adjustment expenses	11,797	14,428	(2,631)	(18.2) %

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,387	21,089	5,298	25.1%
Losses from catastrophes (3)	1,402	2,091	(689)	(33.0) %
Net loss and loss adjustment expenses	27,789	23,180	4,609	19.9%

Commission expense	18,327	15,317	3,010	19.7%
Other underwriting expenses	14,867	12,833	2,034	15.8%
Other operating expenses	1,910	1,504	406	27.0%
Depreciation and amortization	1,125	1,032	93	9.0%
Total expenses	64,018	53,867	10,152	18.8%

Income from operations before taxes	13,418	10,309	3,109	30.2%
Provision for income tax	4,518	3,349	1,169	34.9%
Net income	$8,900	$6,960	$1,940	27.9%

(3) For the year ended December 31, 2016 and 2015, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Year ended December 31,
	2016	2015	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	45.3%	47.7%	(2.4)	(5.0) %
Net underwriting expense ratio	33.9%	32.3%	1.6	5.0%
Net combined ratio	79.2%	80.0%	(0.8)	(1.0) %

Direct Written Premiums

Direct written premiums during the year ended December 31, 2016 (“2016”) were $103,192,000 compared to $91,004,000 during the year ended December 31, 2015 (“2015”). The increase of $12,188,000, or 13.4%, was primarily due to an increase in policies in-force during 2016 as compared to 2015. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 11.7% as of December 31, 2016 compared to December 31, 2015.

Our growth rate in direct written premiums was dampened somewhat due to the: (1) slowing of growth in our livery physical damage line of business, and (2) suspension, effective October 1, 2014, of the writing of new policies in our commercial auto line of business due to a history of poor underwriting results. In February 2015, we made the decision to no longer offer renewals on our existing commercial auto policies beginning with those that expired on or after May 1, 2015. Our direct written premiums in our continuing lines of business grew by 14.0% in 2016 compared to 2015. Policies-in-force in our continuing lines of business increased by 12.0% as of December 31, 2016 compared to December 31, 2015.

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

	Year ended December 31, 2016		Year ended December 31, 2015
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2015/2016 Treaty")	("2016/2017 Treaty")	("2014/2015 Treaty")	("2015/2016 Treaty")

Quota share reinsurance rates
Personal lines	40%	40%	55%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2016.

Net written premiums increased $5,541,000, or 9.2%, to $65,926,000 in 2016 from $60,385,000 in 2015. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Change in quota share ceding rate

Effective July 1, 2015, we decreased the quota share ceding rate in our personal lines quota share treaty from 55% to 40%. The Cut-off of this treaty on July 1, 2015 resulted in a $5,866,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. We did not change our quota share ceding rates on July 1, 2016, and accordingly, there was no return of unearned premiums from our reinsurers (in contrast with what occurred on July 1, 2015), thus diminishing the increase in net written premiums in 2016. The table below shows the effect of the $5,866,000 return of ceded premiums on net written premiums for 2015:

	Year ended December 31,
($ in thousands)	2016	2015	Change	Percent

Net written premiums	$65,926	$60,385	$5,541	9.2%
Return of premiums previously ceded to prior quota share treaties	-	5,866	(5,866)	na
Net written premiums without the effect of the July 1, 2015 Cut-off	$65,926	$54,519	$11,407	20.9%

Without the $5,866,000 effect of the Cut-off in 2015, net written premiums increased by $11,407,000, or 20.9%, in 2016 compared to 2015.

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

For the year ended December 31, 2016, catastrophe reinsurance was on a “net” basis. For the year ended December 31, 2015, catastrophe reinsurance was on a “gross” basis through June 30, 2015, and on a “net” basis from July 1, 2015 through December 31, 2015. As a result of the 2015 mid-year change from “gross” to “net”, comparison between periods in 2016 and 2015 are separated between the six month periods ended June 30 and the six month periods ended December 31. Ceded catastrophe premiums from January 1, 2016 through June 30, 2016 increased by $2,496,000, or 120.1%, to $4,575,000 for the six months ended June 30, 2016 from $2,079,000 for the six months ended June 30, 2015. The increase was primarily due the change from “gross” to “net”. Ceded catastrophe premiums from July 1, 2016 through December 31, 2016 increased by $485,000, or 10.9%, to $4,954,000 for the six months ended December 31, 2016 from $4,469,000 for the six months ended December 31, 2015. The increase was primarily due to an increase in premiums subject to catastrophe reinsurance.

Excess of loss reinsurance treaty

In general, barring reductions in rates charged for reinsurance, an increase in written premiums will also increase the premiums ceded under our excess of loss treaties. This will incrementally reduce our net written premiums. In 2016, our ceded premiums related to excess of loss reinsurance treaties increased by $112,000 over the ceded premiums for 2015.

Net premiums earned

Net premiums earned increased $12,796,000, or 26.3%, to $61,408,000 in 2016 from $48,612,000 in 2015. The increase was primarily due to us retaining more earned premiums effective July 1, 2015, as a result of the reduction of the quota share percentage in our personal lines quota share treaty. The decrease in our quota share ceding percentage from the July 1, 2015 Cut-off gave us a $5,866,000 return of premiums previously ceded, which increased our net premiums earned during the twelve month periods after the Cut-off. In addition, as premiums written earn ratably over a twelve month period, net premiums earned in 2016 increased due to the higher net written premiums generated for the twelve month period ended December 31, 2016 compared to the twelve month period ended December 31, 2015.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2016 and 2015. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Year ended December 31, 2016		Year ended December 31, 2015
	January 1, to June 30,	July 1, to December 31,	January 1, to June 30,	July 1, to December 31,
	("2015/2016 Treaty")	("2016/2017 Treaty")	("2014/2015 Treaty")	("2015/2016 Treaty")
Quota share previsional ceding commission rate
Personal lines	55%	52%	40%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2016	2015	Change	Percent

Provisional ceding commissions earned	$12,769	$11,692	$1,077	9.2%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(1,501)	1,062	(2,563)	(241.3)%
Effect of catastrophes on ceding commissions earned	-	(1,281)	1,281	(100.0)%
Contingent ceding commissions earned	(1,501)	(219)	(1,282)	585.4%

Total ceding commission revenue	$11,268	$11,473	$(205)	(1.8) %

Ceding commission revenue was $11,268,000 in 2016 compared to $11,473,000 in 2015. The decrease of $205,000, or 1.8%, was due to a decrease in contingent ceding commissions earned, partially offset by an increase in provisional ceding commissions earned.

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2016 our provisional ceding rate was 55% from January 1 through June 30 under the 2015/2016 Treaty and was reduced to 52% effective July 1, 2016 under the 2016/2017 Treaty. In 2015 our provisional ceding rate was 40% from January 1 through June 30 under the 2014/2015 Treaty and was increased to 55% effective July 1, 2015 under the 2015/2016 Treaty. The variations in the ceding commission rate resulted in weighted average rates during 2016 and 2015 of 53.5% and 47.5%, respectively.

 The $1,077,000 increase in provisional ceding commissions earned is due to: (1) an increase in personal lines direct written premiums subject to the quota share and (2) an increase in the weighted average provisional ceding commission rates as discussed above, partially offset by (1) a decrease in the amount of premiums subject to provisional ceding commissions due to the reduction in quota share rates to 40% beginning July 1, 2015 and (2) a decrease in the percentage of ceded premiums subject to quota share under the “net” quota share treaties in effect beginning July 1, 2015 compared to the “gross” 2014/2015 Treaty that expired on June 30, 2015.

Contingent Ceding Commissions Earned

As a result of the increase in the provisional ceding commission rates to 52% under the 2016/2017 Treaty and 55% under the 2015/2016 Treaty beginning July 1, 2015, from 40% under the 2014/2015 Treaty, we do not have an opportunity to earn as much contingent ceding commissions. Under the “net” treaty in effect as of July 1, 2015, catastrophe losses in excess of the $4,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The new “net” structure eliminates the adverse impact that catastrophe losses can have on contingent ceding commissions.

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

Net Investment Income

Net investment income was $3,116,000 in 2016 compared to $2,564,000 in 2015. The increase of $552,000, or 21.5%, was due to an increase in average invested assets in 2016. The increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2015. The increase in operating cash flows is due in part from the reduction in quota share rates on July 1, 2015. The reduction in quota share rates results in a decline in ceded premiums, which leads to more cash flow and more invested funds. The pre-tax equivalent investment yield on estimated annual income, excluding cash, was 4.26% and 4.77% as of December 31, 2016 and 2015, respectively. The decrease in the pre-tax equivalent investment yield is due to a shift toward shorter duration investments, which inherently have a lower yield. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the pre-tax equivalent investment yield.

Other Income

Other income was $1,115,000 in 2016 compared to $1,577,000 in 2015. The decrease of $462,000, or 29.3%, was primarily due to: (1) the $350,000 we received in 2015 as early settlement of the termination agreement that generated placement fees in our premium finance business (see Note 18 to the Consolidated Financial Statements), and (2) $154,000 we earned in 2015 in connection with the settlement of a liability, partially offset by an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $27,789,000 in 2016 compared to $23,180,000 in 2015. The net loss ratio was 45.3% in 2016 compared to 47.7% in 2015, a decrease of 2.4 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2016, the net loss ratio decreased compared to 2015 due to a combination of several factors. First, there was a reduction in the impact of severe winter weather, defined as the losses incurred above those expected in an average winter. In 2016 we recorded 2.3 points of impact from severe winter weather, compared to 4.3 points in 2015, or a decrease of 2.0 points. In addition, the core loss ratio excluding the impact of severe winter weather and prior year development decreased to 43.1% in 2016 from 44.4% in 2015, or a decrease of 1.3 points. Partially offsetting these declines, we recorded 0.1 points of favorable prior year loss development in 2016 compared to 1.0 point of favorable prior year development in 2015, or a decrease in the favorable impact of 0.9 points year-over-year. The decrease in the core net loss ratio is driven by reduced claim frequency in both our personal and commercial lines business. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commercial Auto Line of Business

Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business. The actions taken did not yield the hoped for results. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of December 31, 2016, we had no commercial auto policies in force, compared to 134 policies in force as of December 31, 2015.

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Percentage of Total Loss and LAE Reserves
(in thousands except number of open claims)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
December 31, 2016	34	$2,434	$41,737	5.8%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of December 31, 2016 comprise 5.8% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $18,327,000 in 2016 or 18.9 % of direct earned premiums. Commission expense was $15,317,000 in 2015 or 18.6% of direct earned premiums. The increase of $3,010,000 is due to the increase in direct written premiums in 2016 as compared to 2015 and an increase in bonus commissions as a result of the decrease in net loss ratio in 2016 as compared to 2015. The increase in the percentage of commission expense to direct earned premiums to 18.9% in 2016 from 18.6% in 2015 is due the additional bonus commission described above and a change in the mix of business to lines of business with higher commission rates.

Other Underwriting Expenses

Other underwriting expenses were $14,867,000 in 2016 compared to $12,833,000 in 2015. The increase of $2,034,000, or 15.8%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses include salaries and employment costs, professional fees, IT and data services. Salaries and employment costs were $7,036,000 in 2016 compared to $5,857,000 in 2015. The increase of $1,179,000, or 20.1%, was due to hiring of additional staff to service our current level of business and anticipated growth in volume. In addition, there were annual rate increases in both salaries and the cost of employee benefits. Other underwriting expenses as a percentage of direct written premiums increased to 14.4% in 2016 from 14.1% in 2015. Other underwriting expenses as a percentage of direct earned premiums decreased to 15.3% in 2016 from 15.5% in 2015. Salaries and employment costs, which accounted for 47.3% of other underwriting expenses in 2016, and 45.6% of other underwriting expenses in 2015, were 7.2% of direct earned premiums in 2016 and 7.1% of direct earned premiums in 2015.

Our net underwriting expense ratio in 2016 was 33.9% compared with 32.3% in 2015. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended
	December 31,		Percentage
	2016	2015	Point Change

Ceding commission revenue - provisional	(20.8)%	(24.1)%	3.3
Ceding commission revenue - contingent	2.4	0.5	1.9
Other income	(1.8)	(2.0)	0.2
Acquistion costs and other underwriting expenses:
Commission expense	29.9	31.5	(1.6)
Other underwriting expenses	24.2	26.4	(2.2)
Net underwriting expense ratio	33.9%	32.3%	1.6

The increase of 1.6 percentage points was due to the individual components of provisional ceding commission revenue, commission expense and other underwriting expenses and their relation to the increase in net premiums earned as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2015. The increase to the net underwriting expense ratio was impacted more by reductions in the reinsurance ceding commission revenue components than it was to changes in the acquisition costs and other underwriting expense components.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,910,000 in 2016 compared to $1,504,000 in 2015. The increase in 2016 of $406,000, or 27.0%, was primarily due to an increase in executive bonus compensation.

Depreciation and Amortization

Depreciation and amortization was $1,125,000 in 2016 compared to $1,032,000 in 2015. The increase of $93,000, or 9.0%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2016 was $4,518,000, which resulted in an effective tax rate of 33.7%. Income tax expense in 2015 was $3,349,000, which resulted in an effective tax rate of 32.5%. Income before taxes was $13,418,000 in 2016 compared to $10,309,000 in 2015. The increase in the effective tax rate by 1.2 percentage points in 2016 is primarily a result of permanent tax true ups from 2015.

Net Income

Net income was $8,900,000 in 2016 compared to $6,960,000 in 2015. The increase in net income of $1,940,000, or 27.9%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income, and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue and other income, and by increases in other underwriting expenses related to premium growth and other operating expenses.

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

	Year ended
	December 31,
	2016	2015

Gross written premiums:
Personal lines	$79,256,251	$69,227,233
Commercial lines	12,759,351	12,010,892
Commercial auto(2)	(5,023)	519,920
Livery physical damage	10,955,785	9,032,957
Other(3)	254,153	253,937
Total	$103,220,517	$91,044,939

Net written premiums:
Personal lines
Excluding the effect of quota share adjustments on July 1	$43,485,866	$33,899,714
Return of premiums previously ceded to prior quota share treaties	-	5,866,300
Personal lines(1)	43,485,866	39,766,014
Commercial lines	11,413,717	10,922,649
Commercial auto(2)	(110,311)	471,135
Livery physical damage	10,955,785	9,032,957
Other(3)	181,130	192,023
Total	$65,926,187	$60,384,778

Net premiums earned:
Personal lines(1)	$40,325,585	$29,498,110
Commercial lines	11,120,890	10,133,600
Commercial auto(2)	(10,567)	1,722,381
Livery physical damage	9,783,792	7,082,843
Other(3)	188,206	175,148
Total	$61,407,906	$48,612,082

Net loss and loss adjustment expenses:
Personal lines	$16,116,325	$12,513,907
Commercial lines	5,408,168	5,931,699
Commercial auto(2)	(553,450)	653,898
Livery physical damage	4,777,308	2,444,555
Other(3)	249,046	147,789
Unallocated loss adjustment expenses	1,792,264	1,488,152
Total	$27,789,661	$23,180,000

Net loss ratio:
Personal lines	40.0%	42.4%
Commercial lines	48.6%	58.5%
Commercial auto(2)	na	38.0%
Livery physical damage	48.8%	34.5%
Other(3)	132.3%	84.4%
Total	45.3%	47.7%
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

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2016 and 2015 follows:

	Year ended
	December 31,
	2016	2015

Revenues
Net premiums earned	$61,407,906	$48,612,082
Ceding commission revenue	11,268,241	11,473,117
Net investment income	3,115,583	2,563,890
Net realized gain (loss) on investments	529,448	(50,546)
Other income	1,102,352	992,270
Total revenues	77,423,530	63,590,813

Expenses
Loss and loss adjustment expenses	27,789,661	23,180,000
Commission expense	18,327,190	15,317,140
Other underwriting expenses	14,866,646	12,833,391
Depreciation and amortization	1,123,763	1,028,622
Total expenses	62,107,260	52,359,153

Income from operations	15,316,270	11,231,660
Income tax expense	5,208,772	3,601,935
Net income	$10,107,498	$7,629,725

Key Measures:
Net loss ratio	45.3%	47.7%
Net underwriting expense ratio	33.9%	32.3%
Net combined ratio	79.2%	80.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$33,193,836	$28,150,531
Less: Ceding commission revenue	(11,268,241)	(11,473,117)
Less: Other income	(1,102,352)	(992,270)
Net underwriting expenses	$20,823,243	$15,685,144

Net premiums earned	$61,407,906	$48,612,082

Net Underwriting Expense Ratio	33.9%	32.3%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2016
Written premiums	$103,191,995	$28,522	$(37,294,330)	$65,926,187
Change in unearned premiums	(6,110,225)	6,091	1,585,853	(4,518,281)
Earned premiums	$97,081,770	$34,613	$(35,708,477)	$61,407,906

Loss and loss adjustment expenses exluding
the effect of catastrophes	$37,193,657	$55,257	$(10,861,730)	$26,387,184
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$39,531,118	$55,257	$(11,796,714)	$27,789,661

Loss ratio excluding the effect of catastrophes	38.3%	159.6%	30.4%	43.0%
Catastrophe loss	2.4%	0.0%	2.5%	2.3%
Loss ratio	40.7%	159.6%	32.9%	45.3%

Year ended December 31, 2015
Written premiums	$91,003,968	$40,971	$(30,660,161)	$60,384,778
Change in unearned premiums	(8,436,456)	4,255	(3,340,495)	(11,772,696)
Earned premiums	$82,567,512	$45,226	$(34,000,656)	$48,612,082

Loss and loss adjustment expenses exluding
the effect of catastrophes	$32,850,817	$111,618	$(11,873,028)	$21,089,407
Catastrophe loss	4,645,762	-	(2,555,169)	2,090,593
Loss and loss adjustment expenses	$37,496,579	$111,618	$(14,428,197)	$23,180,000

Loss ratio excluding the effect of catastrophes	39.8%	246.8%	34.9%	43.4%
Catastrophe loss	5.6%	0.0%	7.5%	4.3%
Loss ratio	45.4%	246.8%	42.4%	47.7%

The key measures for our insurance underwriting business for the years ended December 31, 2016 and 2015 are as follows:

	Year ended
	December 31,
	2016	2015

Net premiums earned	$61,407,906	$48,612,082
Ceding commission revenue (1)	11,268,241	11,473,117
Other income	1,102,352	992,270

Loss and loss adjustment expenses (2)	27,789,661	23,180,000

Acquistion costs and other underwriting expenses:
Commission expense	18,327,190	15,317,140
Other underwriting expenses	14,866,646	12,833,391
Total acquistion costs and other
underwriting expenses	33,193,836	28,150,531

Underwriting income	$12,795,002	$9,746,938

Key Measures:
Net loss ratio excluding the effect of catastrophes	43.0%	43.4%
Effect of catastrophe loss on net loss ratio (2) (3)	2.3%	4.3%
Net loss ratio	45.3%	47.7%

Net underwriting expense ratio excluding the
effect of catastrophes	33.9%	29.6%
Effect of catastrophe loss on net underwriting
expense ratio (1) (2) (3)	0.0%	2.7%
Net underwriting expense ratio	33.9%	32.3%

Net combined ratio excluding the effect
of catastrophes	76.9%	73.0%
Effect of catastrophe loss on net combined
ratio (1) (2) (3)	2.3%	7.0%
Net combined ratio	79.2%	80.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$33,193,836	$28,150,531
Less: Ceding commission revenue (1)	(11,268,241)	(11,473,117)
Less: Other income	(1,102,352)	(992,270)
	$20,823,243	$15,685,144

Net earned premium	$61,407,906	$48,612,082

Net Underwriting Expense Ratio	33.9%	32.3%
_________________________________________________
(1) For the years ended December 31, 2016 and 2015, the effect of severe winter weather, defined as a catastrophe, reduced contingent ceding commission revenue by $-0- and $1,280,521, respectively.

(2) For the years ended December 31, 2016 and 2015, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 and $2,090,593, respectively, resulting from severe winter weather.

(3) For the years ended December 31, 2016 and 2015, the effect of catastrophe loss from severe winter weather on our net combined ratio only includes the direct effects of loss and loss adjustment expenses and ceding commission revenue and does not include the indirect effects of a $84,149 and $324,906, respectively, decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2016 and 2015:

Available-for-Sale Securities

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than	Fair	Fair
Category	Cost	Gains	Months	12 Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	9.1%

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	59.4%

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	20.5%
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	89.0%
Equity Securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	11.0%
Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than	Fair	Fair
Category	Cost	Gains	Months	12 Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	17.5%

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	62.7%

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	7.0%
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	87.2%
Equity Securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	12.8%
Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	100.0%

Held-to-Maturity Securities

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than	Fair	Fair
Category	Cost	Gains	Months	12 Months	Value	Value

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	14.2%

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	26.2%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	59.6%

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	100.0%

	December 31, 2015

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than	Fair	Fair
Category	Cost	Gains	Months	12 Months	Value	Value

U.S. Treasury securities	$606,389	$147,650	$-	$-	$754,039	14.4%

Political subdivisions of States,
Territories and Possessions	1,417,679	70,284	-	(54,189)	1,433,774	27.4%

Corporate and other bonds
Industrial and miscellaneous	3,114,804	82,265	(17,980)	(125,807)	3,053,282	58.2%

Total	$5,138,872	$300,199	$(17,980)	$(179,996)	$5,241,095	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2016 and 2015 is shown below:

	December 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	642,455	500,000	496,245
Five to ten years	3,838,475	3,901,625	4,032,483	3,990,811
More than 10 years	606,427	754,039	606,389	754,039
Total	$5,094,902	$5,298,119	$5,138,872	$5,241,095

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2016 and 2015 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,801,106	2.2%	2,218,147	3.5%
AA	7,236,457	9.0%	9,060,781	14.5%
A	13,944,784	17.3%	10,639,888	17.0%
BBB	38,908,731	48.4%	35,592,750	57.1%
Total corporate and municipal bonds	61,891,078	76.9%	57,511,566	92.1%

Residential mortgage backed securities
AA	14,143,828	17.7%	-	0.0%
A	173,973	0.2%	216,077	0.3%
CCC	513,369	0.6%	457,889	0.7%
CC	-	0.0%	402,558	0.6%
C	112,136	0.1%	-	0.0%
D	3,594,444	4.5%	3,913,974	6.3%
Total residential mortgage backed securities	18,537,750	23.1%	4,990,498	7.9%

Total	$80,428,828	100.0%	$62,502,064	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2016 and 2015:

Category	December 31, 2016	December 31, 2015
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.87%	3.55%

Corporate and other bonds
Industrial and miscellaneous	3.86%	4.28%

Residential mortgage backed securities	3.83%	6.24%

Total	3.85%	4.26%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Weighted average effective maturity	5.0	5.5

Weighted average final maturity	8.3	7.3

Effective duration	4.4	4.9

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2016 and December 31, 2015, 65% and 66%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2016 and December 31, 2015. As of December 31, 2016 our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded a credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. For the year ended December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the consolidated statements of income and comprehensive income. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

	December 31, 2015
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,432,005	$(15,889)	4	$-	$-	-	$1,432,005	$(15,889)

Corporate and other
bonds industrial and
miscellaneous	18,424,609	(512,427)	32	636,093	(99,593)	2	19,060,702	(612,020)

Residential mortgage
backed securities	2,413,980	(61,169)	12	-	-	-	2,413,980	(61,169)

Total fixed-maturity
securities	$22,270,594	$(589,485)	48	$636,093	$(99,593)	2	$22,906,687	$(689,078)

Equity Securities:
Preferred stocks	$-	$-	-	$702,000	$(29,322)	1	$702,000	$(29,322)
Common stocks	2,538,900	(103,721)	6	-	-	-	2,538,900	(103,721)

Total equity securities	$2,538,900	$(103,721)	6	$702,000	$(29,322)	1	$3,240,900	$(133,043)

Total	$24,809,494	$(693,206)	54	$1,338,093	$(128,915)	3	$26,147,587	$(822,121)

There were 85 securities at December 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 57 securities at December 31, 2015 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

In April 2016 we sold 595,238 newly issued shares of our common stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance. The new common shares were sold to RenaissanceRe at a price of $8.40 per share. We received net proceeds of approximately $4,808,000 from the private placement. In June 2016, we invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. We intend to use the remaining net proceeds of the offering to support the continued growth of KICO, and for general corporate purposes.

On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ 30-day purchase option for an additional 192,500 shares our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us was approximately $30,230,000. On March 1, 2017, we used $23,000,000 of the net proceeds of the offering to contribute capital to KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes.

Through December 31, 2016, the primary sources of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions. For year ended December 31, 2016, KICO paid dividends of $1,950,000 to us.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2016	2015

Cash flows provided by (used in):
Operating activities	$15,201,025	$20,401,907
Investing activities	(19,515,843)	(14,902,052)
Financing activities	2,807,966	(1,855,361)
Net (decrease) increase in cash and cash equivalents	(1,506,852)	3,644,494
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$12,044,520	$13,551,372

Net cash provided by operating activities was $15,201,000 in 2016 as compared to $20,402,000 provided in 2015. The $5,201,000 decrease in cash flows provided by operating activities in 2016 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and an increase in net income (adjusted for non-cash items) of $1,485,000.

Net cash used in investing activities was $19,516,000 in 2016 compared to $14,902,000 used in 2015. The $4,614,000 increase in cash used in investing activities is the result of a $21,097,000 increase in acquisitions of invested assets, offset by a $684,000 reduction in the amount of fixed asset acquisitions in 2016 and collection of a $250,000 note receivable included in other assets, and a $15,559,000 increase in sales or maturities of invested assets.

Net cash provided by financing activities was $2,808,000 in 2016 compared to $1,855,000 used in 2015. The $4,663,000 increase in cash provided by financing activities is the result of the $4,808,000 net proceeds we received from the private placement of our common stock in April 2016 and a $164,000 decrease in the purchase of treasury stock, offset partially by a $384,000 increase in dividends paid due an increase in the dividend rate and shares outstanding.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2016:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2016%
Maiden Reinsurace Company	A	$8,625	47.7%
Swiss Reinsurance America Corporation	A+	4,981	27.5%
		13,606	75.2%
Others		4,490	24.8%
Total		$18,096	100.0%

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

Our quota share reinsurance treaties in effect for the year ended December 31, 2016 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2015/2016 Treaty and the 2016/2017 Treaty. Our quota share reinsurance treaties in effect for the year ended December 31, 2015 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2014/2015 Treaty and the 2015/2016 Treaty.

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
_________
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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, or liquidity that are material to investors.

Factors That May Affect Future Results and Financial Condition

Based upon the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These factors, among others, may affect the accuracy of certain forward-looking statements contained in this Annual Report.

Risks Related to Our Business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy), our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $252,000,000. The initial $5,000,000 of losses in a catastrophe are subject to a 40% quota share reinsurance treaty, such that we retain $3,000,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $247,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners claim severity are driven by inflation in the construction industry, in building materials and home furnishings, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and by litigation costs. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, prices of auto parts and used car prices. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict, such as a change in the law or an inability to enforce exclusions and limitations contained in our policies. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity, and a significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

The inability to obtain an upgrade to our financial strength rating from A.M. Best, or a downgrade in our rating, may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies with which they do business or from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. KICO currently has an A.M. Best financial strength rating of B++ (Good). A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. KICO currently has a Demotech financial stability rating of A (Exceptional), which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. The inability to obtain an upgrade to our financial strength rating from A.M. Best or a downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

The capital and credit markets can experience periods of volatility and disruption. In some cases, markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to support our operating expenses, make payments on any future indebtedness, pay for capital expenditures, or increase the amount of insurance that we seek to underwrite or to otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders' perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

We are exposed to significant financial and capital markets risk which may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period to period.

We are exposed to significant financial and capital markets risk, including changes in interest rates, equity prices, market volatility, general economic conditions, the performance of the specific obligors included in our portfolio, and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business or to obtain and maintain an upgrade to our financial strength rating from A.M. Best.

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or seek other alternatives. Our ability to obtain and maintain an upgrade to our financial strength rating from A.M. Best depends, in part, on our ability to purchase additional catastrophe reinsurance.

We intend to prudently reduce our reliance on quota share reinsurance, in part to obtain and maintain an upgrade to our financial strength rating from A.M. Best; this would lead to greater exposure to net insurance losses.

We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance. Our ability to obtain and maintain an upgrade to our financial strength rating from A.M. Best depends, in part, on reducing the amount of premium ceded to reinsurers under our quota share reinsurance treaty. Any such reduction would result in higher earned premiums and a reduction in ceding commission revenue in future years. Such reduction would also lead to increased exposure to net insurance losses.

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

We are subject to statutes and regulations of the state of New York which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval. In addition, a change of control of Kingstone Companies, Inc. would require such approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions. Some of our shareholders might consider such transactions to be desirable. Similar regulations may apply in other states in which we may operate.

The insurance industry is subject to extensive regulation that may affect our operating costs and limit the growth of our business, and changes within this regulatory environment may adversely affect our operating costs and limit the growth of our business.

We are subject to extensive laws and regulations. State insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. These include, among other things, the power to grant and revoke licenses to transact business and the power to regulate and approve underwriting practices and rate changes, which may delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk. In addition, many states have laws and regulations that limit an insurer’s ability to cancel or not renew policies and that prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by state regulatory authorities. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

Because the laws and regulations under which we operate are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators and the SEC, each of which exercises a degree of interpretive latitude, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal and regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding he actions we need to take from a legal risk management perspective, thereby necessitating changes to our practices that may, in some cases, limit our ability to grow and/or to improve the profitability of our business.

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

The DFS imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting, reserve and off-balance sheet risks. If the amount of our capital falls below certain thresholds, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in other states in which we may operate.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

We recognize the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and affect the affordability and availability of homeowners insurance.

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

Substantially all of our revenue is currently derived from sources located in the state of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on a small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. These brokers provided a total of 36.5% of our gross premiums written for the year ended December 31, 2016. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

Regulatory action taken by the New York State Department of Financial Services following Superstorm Sandy may affect our operations and business.

In the aftermath of Superstorm Sandy, the DFS has adopted various regulations that affect insurance companies that operate in the state of New York. Included among the regulations are accelerated claims investigation and settlement requirements and mandatory participation in non-binding mediation proceedings funded by the insurer. In settling insurance claims, including those related to Superstorm Sandy, if KICO were to pay for losses not covered by the insurance policy, such as those based on water and sewer back up claims, it could face disclaimers of coverage from its reinsurers with regard to the amounts paid.

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

As a holding company, we are dependent on the results of operations of our subsidiary KICO; there are restrictions on the payment of dividends by KICO.

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company with limited operations of our own, currently the principal sources of our funds are dividends and other payments from KICO. Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our shareholders.

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Maximum permissible dividends are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2016, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $4,385,000.

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive.

The insurance industry is highly competitive. Many of our competitors have well-established national reputations, substantially more capital and significantly greater marketing and management resources. Because of the competitive nature of the insurance industry, including competition for customers, agents and brokers, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our ability to grow our business and to maintain profitable operating results or financial condition.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President and Chief Executive Officer, and Benjamin Walden, Executive Vice President and Chief Actuary of KICO. The loss of Mr. Goldstein, Mr. Walden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Mr. Goldstein is a party to an employment agreement with us that expires on December 31, 2019. Mr. Walden is not a party to an employment agreement with KICO.

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

Our common stock is currently traded on The NASDAQ Capital Market. Our common stock has substantially less liquidity than the average trading market for many other publicly traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Such stocks can be more volatile than stocks trading in an active public market. Therefore, shareholders have reduced liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

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

We have effective registrations on Form S-3 under the Securities Act registering for resale an aggregate of 1,254,238 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan and an aggregate of 700,000 shares of our common stock issuable under our 2014 Equity Participation Plan. Options to purchase 267,750 shares of our common stock are outstanding under the 2005 plan. Options to purchase 90,000 shares of our common stock are outstanding under the 2014 plan and 578,500 shares are reserved for issuance thereunder.  We have also registered up to $9,290,000 of our securities pursuant to a registration statement on Form S-3 which we may sell from time to time in one or more offerings. The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

 The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us or selling shareholders in future offerings or by our existing shareholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

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

As of March 16, 2017, our executive officers and directors beneficially owned 1,266,659 shares of our common stock (including options to purchase 217,500 shares of our common stock), representing 11.7% of the outstanding shares of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	64	President, Chairman of the Board, Chief Executive Officer and Director
Victor J. Brodsky	59	Chief Financial Officer and Treasurer
Benjamin Walden	49	Executive Vice President and Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	62	Secretary and Director
Jay M. Haft	81	Director
Jack D. Seibald	56	Director
William L. Yankus	57	Director

Barry B. Goldstein

Mr. Goldstein has served as our President, Chief Executive Officer, Chairman of the Board, and a director since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008 and as its President and Chief Executive Officer since January 2012. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. From 1997 to 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his service as Chairman of the Board of KICO since 2006 and as its Chief Investment Officer since 2008, give him the qualifications and skills to serve as one of our directors.

Victor J. Brodsky

Mr. Brodsky has served as our Chief Financial Officer since August 2009 and as our Treasurer since August 2013. He served as our Chief Accounting Officer from August 2007 through July 2009, as our Principal Financial Officer for Securities and Exchange Commission (“SEC”) reporting purposes from November 2007 through July 2009 and as our Secretary from December 2008 to August 2013. In addition, Mr. Brodsky has served as a director of KICO since February 2008, as Chief Financial Officer of KICO since September 2010 and as Executive Vice President of KICO since February 2017. He also served as Senior Vice President of KICO from January 2012 to February 2017 and as Treasurer of KICO from September 2010 through December 2011. Mr. Brodsky served from May 2008 through March 15, 2010 as Vice President of Financial Reporting and Principal Financial Officer for SEC reporting purposes of Vertical Branding Inc. Mr. Brodsky served as Chief Financial Officer of Vertical Branding from March 1998 through May 2008 and as a director of Vertical Branding from May 2002 through November 2005. He served as its Secretary from November 2005 through May 2008 and from April 2009 to March 15, 2010. A receiver was appointed for the business of Vertical Branding in February 2010. Prior to joining Vertical Branding, Mr. Brodsky spent 16 years at the CPA firm of Michael & Adest in New York. Mr. Brodsky earned a Bachelor of Business Administration degree from Hofstra University, with a major in accounting, and is a licensed CPA in New York.

Benjamin Walden

Mr. Walden has served as Executive Vice President of KICO since February 2017 and as Chief Actuary of KICO since December 2013. From January 2015 to February 2017, he served as Senior Vice President of KICO and from December 2013 to January 2015, he served as Vice President of KICO. From February 2010 to November 2013, Mr. Walden served as Chief Actuary for Interboro Insurance Company, a personal lines carrier. From July 2008 to February 2010, Mr. Walden was President of Assigned Risk Consulting, Inc., an independent actuarial consulting firm. From October 2001 to April 2009, he served as Vice President and Chief Actuary of AutoOne Insurance, an assigned risk automobile servicing carrier. Mr. Walden was also an actuarial consultant at Milliman, Inc., an independent provider of actuarial and consulting services, from January 1998 to October 2001. Mr. Walden has been a Fellow of the Casualty Actuarial Society since 1999 and holds a Bachelor of Science Degree in Mathematics from Villanova University.

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

Jay M. Haft

Mr. Haft served for more than 15 years as a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries. Mr. Haft is a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies. Mr. Haft is also a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies. Mr. Haft has extensive experience in the Russian market, in which he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets. He has been a founder, consultant and/or director of numerous public and private corporations, and served as Chairman of the Board of Dusa Pharmaceuticals, Inc. Mr. Haft serves on the Board of Neurotrope, Inc., SpA, the United States-Russian Business Counsel and The Link of Times Foundation and is an advisor to Montezemolo & Partners. He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years. Mr. Haft is counsel to Reed Smith, an international law firm, as well as several other law and accounting firms. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989. Mr. Haft received B.A. and LL.B. degrees from Yale University. We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO since 2009, give him the qualifications and skills to serve as one of our directors.

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

William L. Yankus

Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry.  Since December 2015, Mr. Yankus has served as Managing Director at Stonybrook Capital, a merchant banker focused on the insurance industry, and since September 2015 has provided insurance-related consulting services through Pheasant Hill Advisors, LLC.  From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers.  Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010.  Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993.  He is a chartered financial analyst and a member of The CFA Institute and the American Institute of Financial Analysts.  Mr. Yankus has served as one of our directors since March 2016.  He received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, Haft, Seibald and Yankus.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2016. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2016 and 2015 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Barry B. Goldstein	2016	$575,000	$200,000	$-	$653,221(4)	$36,723	$1,464,944
Chief Executive Officer	2015	$575,000		$$93,719(2)	$514,970(5)	$36,723	$1,220,412

Victor J. Brodsky	2016	$294,420	$34,553	$-	$36,295(6)	$20,592	$385,860
Chief Financial Officer	2015	$280,400	$14,377	$-	$33,521(7)	$20,041	$348,339

Benjamin Walden	2016	$246,800	$12,000	$28,180(3)	$42,623(6)	$12,391	$341,994
Senior Vice President and Chief Actuary, Kingstone Insurance Company	2015	$235,000	$-	$-	$40,044(7)	$13,282	$288,326
__________

(1) Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report.

(2) In 2014, Mr. Goldstein was granted an option under our 2014 Equity Participation Plan (the “2014 Plan”) for the purchase of 50,000 common shares at an exercise price of $6.73 per share, subject to stockholder approval of the 2014 Plan. In 2015, stockholder approval of the 2014 Plan was obtained. Such option is exercisable on the third anniversary of the date of grant.

(3) During 2016, Mr. Walden was granted an option under the 2014 Plan for the purchase of 10,000 common shares at an exercise price of $7.85 per share. Such option is exercisable to the extent of 2,500 shares as of the date of grant and each of the first, second and third anniversaries of the date of grant.

(4) Represents bonus compensation of $583,127 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2017, and $70,094 accrued pursuant to the KICO employee profit sharing plan and paid in 2017.

(5)  Represents bonus compensation of $445,686 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2016, and $69,284 accrued pursuant to the KICO employee profit sharing plan and paid in 2016.

(6)  Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2016 and paid in 2017.

(7)  Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2015 and paid in 2016.

Employment Contract

            Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated January 20, 2017 (the “Goldstein Employment Agreement”), that expires on December 31, 2019. Pursuant to the Goldstein Employment Agreement, effective January 1, 2017, Mr. Goldstein is entitled to receive an annual base salary of $630,000 (an increase from $575,000 per annum in effect through December 31, 2016) and an annual bonus equal to 6% of the Company's consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss) and net realized gains (losses) on investments (consistent with the bonus payable to Mr. Goldstein through December 31, 2016).  In addition, pursuant to the Goldstein Employment Agreement, Mr. Goldstein is entitled to a long-term compensation payment ("LTC") of between $945,000 and $2,835,000 in the event our adjusted book value per share (as defined in the Goldstein Employment Agreement) has increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%).  In consideration of certain accomplishments during the three year period ended December 31, 2016, we also paid Mr. Goldstein a bonus in the amount of $200,000. See “Termination of Employment and Change-in-Control Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Barry B. Goldstein	187,500	62,500(1)	$6.73	08/12/19
Victor J. Brodsky	20,000	-	$5.09	08/29/18
Benjamin Walden	10,000	-	$6.60	12/16/18
Benjamin Walden	2,500	7,500(2)	$7.85	3/11/2021

(1) Such options are exercisable on August 12, 2017.

(2) Such options are exercisable to the extent of 2,500 shares on each of March 11, 2017, 2018 and 2019.

Termination of Employment and Change-in-Control Arrangements

Pursuant to the Goldstein Employment Agreement, in the event that Mr. Goldstein's employment is terminated by us without cause or he resigns for good reason (each as defined in the Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term.  In addition, in such event, Mr. Goldstein’s vested options would remain exercisable until the first anniversary of the termination date.

Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary and the target LTC payment of $1,890,000 in the event of the termination of his employment following a change of control of the Company.  Under such circumstances, Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2016:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Jay M. Haft	$50,000	$-	-	$50,000

Jack D. Seibald	$51,500	$-	-	$51,500

Floyd R. Tupper	$52,750	$-	-	$52,750

William L. Yankus	$37,867	$-	-	$37,867
____________________

Our non-employee directors are currently entitled to receive annual compensation for their services as directors as follows:

●	$44,000 (including $6,000 for services as a director of KICO)
●	an additional $6,000 for services as committee chair (and $1,500 for services as KICO committee chair)
●	2,000 shares of our common stock which vest in one-third increments over a three year period. None of the shares were vested as of December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 13, 2017 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	873,672 (1) (2)	8.1%

Jack D. Seibald 1336 Boxwood Drive West Hewlett Harbor, New York	207,821 (1) (3)	2.0%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	87,090 (1)	*

Floyd R. Tupper 220 East 57th Street New York, New York	50,278 (1) (4)	*

Victor J. Brodsky 15 Joys Lane Kingston, New York	31,964 (1) (5)	*

Benjamin Walden 15 Joys Lane Kingston, New York	15,334 (1) (6)	*

William L. Yankus 10 Pheasant Hill Road Farmington, Connecticut	500 (1) (7)	*

RenaissanceRe Ventures Ltd. Renaissance Other Investments Holding II Ltd. RenaissanceRe Holdings Ltd. Renaissance House 12 Crow Lane Pembrooke HM19 Bermuda	595,238 (8)	5.6%

All executive officers and directors as a group (7 persons)	1,266,659 (1) (2) (3) (4) (5) (6) (7)	11.7%
____________________
* Less than 1%.

(1)	Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or other information that is publicly available.

(2)
Includes (i) 187,500 shares issuable upon the exercise of options that are exercisable currently or within 60 days and (ii) 73,168 shares owned by Mr. Goldstein’s wife.  The inclusion of the shares owned by Mr. Goldstein’s wife shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)
Includes (i) 57,353 shares owned jointly by Mr. Seibald and his wife, Stephanie Seibald; (ii) 88,731 shares held in a retirement trust for the benefit of Mr. Seibald; and (iii) 50,755 shares owned by SDS Partners I, Ltd. for which Mr. Seibald serves as a general partner.  Mr. Seibald has sole voting and dispositive power over 99,713 shares and shared voting and dispositive power over 108,108 shares.  The inclusion of shares that Mr. Seibald does not directly own shall not be deemed an admission that Mr. Seibald is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(4)
Includes 31,460 shares owned by Mr. Tupper’s wife. The inclusion of the shares owned by Mr. Tupper’s wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(5)	Includes (i) 20,000 shares issuable upon the exercise of currently exercisable options and (ii) 556 shares issuable upon the vesting of restricted stock within 60 days.

(6)	Includes 10,000 shares issuable upon the exercise of options that are exercisable currently or within 60 days and (ii) 334 shares issuable upon the vesting of restricted stock within 60 days.

(7)	Represents shares issuable upon the vesting of restricted stock within 60 days.

(8)
Pursuant to Schedule 13G, as amended, RenaissanceRe Ventures Ltd. (“RenaissanceRe Ventures”), a wholly owned subsidiary of Renaissance Other Investments Holdings II Ltd. (“ROIHL II”), a wholly owned subsidiary of RenaissanceRe Holdings Ltd. (“RenaissanceRe Holdings”), have shared voting and dispositive power over the 595,238 shares. RenaissanceRe Ventures, ROIHL II and RenaissanceRe Holdings each may be deemed to beneficially own the 595,238 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●
All compensation plans previously approved by security holders; and
●
All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	362,750	$6.62	602,500

Equity compensation plans not approved by security holders	-	$-	-

Total	362,750		602,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Jay M. Haft, Jack D. Seibald, Floyd R. Tupper and William L. Yankus. Each of Messrs. Haft, Seibald, Tupper and Yankus is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Haft, Seibald and Yankus, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Messrs. Haft, Seibald, Tupper and Yankus, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Seibald, Haft and Tupper, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2016 and 2015.

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees
Audit Fees(1)	$210,451	$203,749
Audit-Related Fees(2)	$2,060	$-
Tax Fees(3)	$-	$5,379
All Other Fees(4)	$-	$-
	$212,511	$209,128
____________________

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Forms S-3 and S-8 and services provided in connection with other statutory or regulatory filings.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed by our independent auditors for professional services related to tax advice.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by our independent auditors, other than those disclosed above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (1)

3(b)	By-laws, as amended (2)

10(a)	2005 Equity Participation Plan (3)

10(b)	2014 Equity Participation Plan (4)

10(c)	Employment Agreement, dated as of January 20, 2017, between Kingstone Companies, Inc. and Barry B. Goldstein (5)

10(d)	Employment Agreement, dated as of May 10, 2011, between Kingstone Insurance Company and Barry B. Goldstein (6)

10(e)	Amendment No. 1, dated as of May 14, 2012, to Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein (7)

10(f)	Amendment No. 2, dated January 1, 2015, between Kingstone Insurance Company and Barry B. Goldstein

10(g)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2005 Equity Participation Plan) (4)

10(h)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2014 Equity Participation Plan) (4)

10(i)	Purchase Agreement, dated April 18, 2016, by and between Kingstone Companies, Inc. and RenaissanceRe Ventures Ltd. (8)

10(j)
Underwriting Agreement, dated January 25, 2017, among Kingstone Companies, Inc., the selling stockholders named therein and Sandler O’Neill & Partners, L.P., as representative of the underwriters named therein (9)

14(a)	Code of Ethics (3)

14(b)	Officer and Director Trading Restrictions Policy (3)

21	Subsidiaries

23	Consent of Marcum LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.
____________________

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 12, 2014 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated January 20, 2017 and incorporated herein by reference.

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated May 10, 2011 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 18, 2016 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated January 25, 2017 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 16, 2017	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 16, 2017
Barry B. Goldstein

/s/ Victor J. Brodsky	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2017
Victor J. Brodsky

/s/ Jay M. Haft	Director	March 16, 2017
Jay M. Haft

/s/ Floyd R. Tupper	Director	March 16, 2017
Floyd R. Tupper

/s/ Jack D. Seibald	Director	March 16, 2017
Jack D. Seibald

/s/ William L. Yankus	Director	March 16, 2017
William L. Yankus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Kingstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingstone Companies, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum llp
Melville, NY
March 16, 2017

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2016	2015

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,298,119 at December 31, 2016 and $5,241,095 at December 31, 2015)	$5,094,902	$5,138,872
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$80,596,628 at December 31, 2016 and $62,221,129 at December 31, 2015)	80,428,828	62,502,064
Equity securities, available-for-sale, at fair value (cost of $9,709,385
at December 31, 2016 and $8,751,537 at December 31, 2015)	9,987,686	9,204,270
Total investments	95,511,416	76,845,206
Cash and cash equivalents	12,044,520	13,551,372
Premiums receivable, net	11,649,398	10,621,655
Reinsurance receivables, net	32,197,765	31,270,235
Deferred policy acquisition costs	12,239,781	10,835,306
Intangible assets, net	1,350,000	1,757,816
Property and equipment, net	3,011,373	3,152,266
Other assets	1,442,209	1,095,894
Total assets	$169,446,462	$149,129,750

Liabilities
Loss and loss adjustment expense reserves	$41,736,719	$39,876,500
Unearned premiums	54,994,375	48,890,241
Advance premiums	1,421,560	1,199,376
Reinsurance balances payable	2,146,017	1,688,922
Deferred ceding commission revenue	6,851,841	6,435,068
Accounts payable, accrued expenses and other liabilities	5,448,448	4,826,603
Income taxes payable	-	263,622
Deferred income taxes	166,949	672,190
Total liabilities	112,765,909	103,852,522

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 8,896,335 shares at December 31, 2016 and 8,289,606 at December 31, 2015; outstanding
7,921,866 shares at December 31, 2016 and 7,328,637 shares at December 31, 2015	88,963	82,896
Capital in excess of par	37,950,401	32,987,082
Accumulated other comprehensive income	72,931	484,220
Retained earnings	20,563,720	13,605,225
	58,676,015	47,159,423
Treasury stock, at cost, 974,469 shares at December 31, 2016 and 960,969 shares
at December 31, 2015	(1,995,462)	(1,882,195)
Total stockholders' equity	56,680,553	45,277,228

Total liabilities and stockholders' equity	$169,446,462	$149,129,750

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
Years ended December 31,	2016	2015

Revenues
Net premiums earned	$61,407,906	$48,612,082
Ceding commission revenue	11,268,241	11,473,117
Net investment income	3,115,583	2,563,890
Net realized gains (losses) on sales of investments	529,448	(50,546)
Other income	1,115,486	1,577,191
Total revenues	77,436,664	64,175,734

Expenses
Loss and loss adjustment expenses	27,789,661	23,180,000
Commission expense	18,327,190	15,317,140
Other underwriting expenses	14,866,646	12,833,391
Other operating expenses	1,909,779	1,504,121
Depreciation and amortization	1,124,921	1,032,009
Total expenses	64,018,197	53,866,661

Income from operations before taxes	13,418,467	10,309,073
Income tax expense	4,518,701	3,349,453
Net income	8,899,766	6,959,620

Other comprehensive loss, net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	(93,718)	(750,716)

Reclassification adjustment for (gains) losses
included in net income	(529,448)	50,546
Net change in unrealized gains (losses)	(623,166)	(700,170)
Income tax benefit related to items
of other comprehensive income (loss)	211,877	238,058
Other comprehensive loss, net of tax	(411,289)	(462,112)

Comprehensive income	$8,488,477	$6,497,508

Earnings per common share:
Basic	$1.15	$0.95
Diluted	$1.14	$0.94

Weighted average common shares outstanding
Basic	7,736,594	7,331,114
Diluted	7,807,263	7,377,880

Dividends declared and paid per common share	$0.2500	$0.2125

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2016 and 2015

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2015	-	$-	8,235,095	$82,351	$32,873,383	$946,332	$8,203,003	926,338	$(1,604,173)	$40,500,896
Stock-based compensation	-	-	-	-	134,185	-	-	-	-	134,185
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(30,755)	(308)	(243,354)	-	-	-	-	(243,662)
Excess tax benefit from exercise
of stock options	-	-	-	-	223,721	-	-	-	-	223,721
Exercise of stock options	-	-	85,266	853	(853)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	34,631	(278,022)	(278,022)
Dividends	-	-	-	-	-	-	(1,557,398)	-	-	(1,557,398)
Net income	-	-	-	-	-	-	6,959,620	-	-	6,959,620
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(462,112)	-	-	-	(462,112)
Balance, December 31, 2015	-	-	8,289,606	82,896	32,987,082	484,220	13,605,225	960,969	(1,882,195)	45,277,228
Proceeds from private placement, net of
closing costs of $192,369	-	-	595,238	5,952	4,801,679	-	-	-	-	4,807,631
Stock-based compensation	-	-	-	-	106,882	-	-	-	-	106,882
Excess tax benefit from exercise
of stock options	-	-	-	-	563	-	-	-	-	563
Exercise of stock options	-	-	11,491	115	54,195	-	-	-	-	54,310
Acquisition of treasury stock	-	-	-	-	-	-	-	13,500	(113,267)	(113,267)
Dividends	-	-	-	-	-	-	(1,941,271)	-	-	(1,941,271)
Net income	-	-	-	-	-	-	8,899,766	-	-	8,899,766
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	(411,289)	-	-	-	(411,289)
Balance, December 31, 2016	-	$-	8,896,335	$88,963	$37,950,401	$72,931	$20,563,720	974,469	$(1,995,462)	$56,680,553

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2016	2015

Cash flows from operating activities:
Net income	$8,899,766	$6,959,620
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized (gains) losses on sale of investments	(529,448)	50,546
Depreciation and amortization	1,124,921	1,032,009
Amortization of bond premium, net	449,632	323,773
Stock-based compensation	106,882	134,185
Excess tax benefit from exercise of stock options	(563)	(223,721)
Deferred income tax expense	(293,364)	(226,932)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,027,743)	(1,674,756)
Receivables - reinsurance contracts	-	1,301,549
Reinsurance receivables, net	(927,530)	4,305,041
Deferred policy acquisition costs	(1,404,475)	(1,849,325)
Other assets	(615,681)	224,211
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	1,860,219	(36,183)
Unearned premiums	6,104,134	8,432,200
Advance premiums	222,184	192,794
Reinsurance balances payable	457,095	(407,441)
Deferred ceding commission revenue	416,773	478,528
Accounts payable, accrued expenses and other liabilities	358,223	1,385,809
Net cash flows provided by operating activities	15,201,025	20,401,907

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(36,551,218)	(19,152,457)
Purchase - equity securities available-for-sale	(7,464,764)	(3,766,972)
Sale or maturity - fixed-maturity securities available-for-sale	17,752,130	6,577,943
Sale - equity securities available-for-sale	7,073,773	2,689,113
Acquisition of fixed assets	(576,212)	(1,260,519)
Other investing activities	250,448	10,840
Net cash flows used in investing activities	(19,515,843)	(14,902,052)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,807,631	-
Proceeds from exercise of stock options	54,310	-
Withholding taxes paid on net exercise of stock options	-	(243,662)
Excess tax benefit from exercise of stock options	563	223,721
Purchase of treasury stock	(113,267)	(278,022)
Dividends paid	(1,941,271)	(1,557,398)
Net cash flows provided by (used in) financing activities	2,807,966	(1,855,361)

(Decrease) increase in cash and cash equivalents	$(1,506,852)	$3,644,494
Cash and cash equivalents, beginning of period	13,551,372	9,906,878
Cash and cash equivalents, end of period	$12,044,520	$13,551,372

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,028,671	$3,596,754

Supplemental schedule of non-cash investing and financing activities:
Value of shares deducted from exercise of stock options for payment of withholding taxes	$-	$243,662

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas; however, KICO writes substantially all of its business in New York. Through March 31, 2015, Kingstone, through its wholly owned subsidiary, Payments Inc., a licensed premium finance company in the State of New York, received fees for placing contracts with a third party licensed premium finance company (see Note 18 – Premium Finance Placement Fees).

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

Premium Finance Placement Fees

Premium finance placement fees are earned in the period when the contracts are placed with the third party premium finance company. Premium finance placement fees are included in “Other income” in the accompanying consolidated statements of income and comprehensive income (see Note 18 – Premium Finance Placement Fees).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Liability for Loss and Loss Adjustment Expenses (“LAE”) Reserves

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

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results. This is done by reinsuring certain levels of risk in various areas of exposure with a panel of financially secure reinsurance carriers.

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in the period in which the estimates are changed. Loss and LAE incurred as presented in the consolidated statement of income and comprehensive income are net of reinsurance recoveries.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2016 and 2015. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2016 and 2015. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Realized gains and losses are determined on the specific identification method and recognized in the consolidated statements of income and comprehensive income.

Investment income is accrued to the date of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturities. Interest is recognized when earned, while dividends are recognized when declared. As of December 31, 2016 and 2015, due and accrued investment income was approximately $694,000 for both periods and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $212,000 and $231,000 as of December 31, 2016 and 2015, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $98,000 and $72,000 were written off for the years ended December 31, 2016 and 2015, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to annual impairment testing. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2016 and 2015.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2016 and 2015, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments, and premium and reinsurance receivables. Investments are diversified through many industries and geographic regions based upon KICO’s Investment Committee’s guidelines, which employs a variety of investment strategies. The Company believes that no significant concentration of credit risk exists with respect to investments. At times, cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk. Cash equivalents are not insured by the FDIC.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

As of December 31, 2016 and 2015, the Company had deposits of cash equivalents as follows:

	December 31,	December 31,
	2016	2015

Collateralized bank repurchase agreement (1)	$6,268,647	$3,992,509
Money market fund	3,121,155	7,505,531
Total	$9,389,802	$11,498,040

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2016, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. The Company’s customer base is largely concentrated in the area of New York City and adjacent Long Island. The Company also has receivables from its reinsurers.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7 for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2016 and 2015 as follows:

	Years ended December 31,
	2016	2015
Personal Lines	76.8%	75.4%
Commercial Lines	12.8%	13.6%
Livery physical damage	10.1%	na
Total premiums earned subject to concentration	99.7%	89.0%
Premiums earned not subject to concentration	0.3%	11.0%
Total premiums earned	100.0%	100.0%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Advertising Costs

Advertising costs are charged to operations when the advertising is initiated. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income, and were approximately $169,000 and $75,000 for the years ended December 31, 2016 and 2015, respectively.

Stock-based Compensation

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

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In February 2016, FASB issued ASU 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated results of operations, financial position or cash flows.

In March 2016, FASB issued ASU 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments. These amendments to current accounting guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet. The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting. Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur. Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted; however all amendments must be adopted in the same period. The Company is evaluating whether the adoption of ASU 2016-09 will have a significant impact on its consolidated results of operations, financial position or cash flows.

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In December 2016, FASB issued ASU 2016-19 – Technical Corrections and Improvements (Amendment to a Number of Topics in FASB Accounting Standards Codification). ASU 2016-19 is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. The amendments that require transition guidance are effective for all entities for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted for the amendments that require transition guidance. All other amendments were effective on issuance. The Company does not expect the adoption of ASU 2016-19 to have a significant impact on its consolidated results of operations, financial position or cash flows.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of December 31, 2016 and December 31, 2015 are summarized as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	$152,439

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	(43,206)

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	(277,033)
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	(167,800)

Equity Securities:
Preferred stocks	5,986,588	10,317	(241,333)	(70,571)	5,685,001	(301,587)
Common stocks	3,722,797	691,324	(13,968)	(97,468)	4,302,685	579,888
Total equity securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	278,301

Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	$110,501

	December 31, 2015
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,139,793	$431,194	$(15,889)	$-	$12,555,098	$415,305

Corporate and other bonds
Industrial and miscellaneous	45,078,044	490,444	(512,427)	(99,593)	44,956,468	(121,576)

Residential mortgage backed
securities	5,003,292	48,375	(61,169)	-	4,990,498	(12,794)
Total fixed-maturity securities	62,221,129	970,013	(589,485)	(99,593)	62,502,064	280,935

Equity Securities:
Preferred stocks	2,874,173	70,799	-	(29,322)	2,915,650	41,477
Common stocks	5,877,364	514,977	(103,721)	-	6,288,620	411,256
Total equity securities	8,751,537	585,776	(103,721)	(29,322)	9,204,270	452,733

Total	$70,972,666	$1,555,789	$(693,206)	$(128,915)	$71,706,334	$733,668

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2016 and 2015 is shown below:

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

	December 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,752,501	$1,765,795	$827,246	$837,918
One to five years	29,541,568	29,913,308	17,146,349	17,393,571
Five to ten years	30,487,775	30,211,974	37,877,726	37,884,450
More than 10 years	-	-	1,366,516	1,395,627
Residential mortgage backed securities	18,814,784	18,537,751	5,003,292	4,990,498
Total	$80,596,628	$80,428,828	$62,221,129	$62,502,064

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	$147,612

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	37,321

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	18,284

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	$203,217

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2016 and 2015 is shown below:

	December 31, 2016		December 31, 2015
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	642,455	500,000	496,245
Five to ten years	3,838,475	3,901,625	4,032,483	3,990,811
More than 10 years	606,427	754,039	606,389	754,039
Total	$5,094,902	$5,298,119	$5,138,872	$5,241,095

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Year ended
	December 31,
	2016	2015

Income:
Fixed-maturity securities	$2,668,148	$2,308,993
Equity securities	557,919	503,363
Cash and cash equivalents	19,047	7,314
Other	794	1
Total	3,245,908	2,819,671
Expenses:
Investment expenses	130,325	255,781
Net investment income	$3,115,583	$2,563,890

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Proceeds from the sale and maturity of fixed-maturity securities were $17,752,130 and $6,577,943 for the years ended December 31, 2016 and 2015, respectively.

Proceeds from the sale of equity securities were $7,073,773 and $2,689,113 for the years ended December 31, 2016 and 2015, respectively.

The Company’s net realized gains and losses on investments are summarized as follows:

	Year ended
	December 31,
	2016	2015

Fixed-maturity securities:
Gross realized gains	$354,071	$49,412
Gross realized losses	(302,087)	(152,328)
	51,984	(102,916)

Equity securities:
Gross realized gains	637,249	153,711
Gross realized losses	(89,874)	(101,341)
	547,375	52,370

Other-than-temporary impairment losses:
Fixed-maturity securities	(69,911)	-
	(69,911)	-

Net realized gains (losses)	$529,448	$(50,546)

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

OTTI losses are recorded in the consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2016 and 2015, there were 85 and 57 securities, respectively, that accounted for the gross unrealized loss. As of December 31, 2016, the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded a credit loss component of OTTI on this investment as of June 30, 2016. For the year ended December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911 and is included as a reduction to net realized gains in the consolidated statements of income and comprehensive income. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2016 and 2015. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company held securities with unrealized losses representing declines that were considered temporary at December 31, 2016 and 2015 as follows:

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company’s investments are allocated among pricing input levels at December 31, 2016 and 2015 as follows:

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,205,888	$-	$8,205,888

Corporate and other
bonds industrial and
miscellaneous	48,356,317	5,328,872	-	53,685,189

Residential mortgage backed securities	-	18,537,751	-	18,537,751
Total fixed maturities	48,356,317	32,072,511	-	80,428,828
Equity securities	9,987,686	-	-	9,987,686
Total investments	$58,344,003	$32,072,511	$-	$90,416,514

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$12,555,098	$-	$12,555,098

Corporate and other
bonds industrial and
miscellaneous	37,964,006	6,992,462	-	44,956,468

Residential mortgage backed securities	-	4,990,498	-	4,990,498
Total fixed maturities	37,964,006	24,538,058	-	62,502,064
Equity securities	9,204,270	-	-	9,204,270
Total investments	$47,168,276	$24,538,058	$-	$71,706,334

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$5,094,902	$5,298,119	$5,138,872	$5,241,095
Cash and cash equivalents	$12,044,520	$12,044,520	$13,551,372	$13,551,372
Premiums receivable	$11,649,398	$11,649,398	$10,621,655	$10,621,655
Reinsurance receivables	$32,197,765	$32,197,765	$31,270,235	$31,270,235
Real estate, net of accumulated depreciation	$1,659,405	$1,925,000	$1,727,068	$1,925,000
Reinsurance balances payable	$2,146,017	$2,146,017	$1,688,922	$1,688,922

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. The insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is approximately 2.5 years as of December 31, 2016.
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2016 and 2015 are summarized as follows:

		December 31, 2016			December 31, 2015
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	2,550,000	850,000	3,400,000	2,210,000	1,190,000
Other identifiable
intangibles	7	950,000	950,000	-	950,000	882,184	67,816
Total		$4,850,000	$3,500,000	$1,350,000	$4,850,000	$3,092,184	$1,757,816

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2016 and 2015.

The Company recorded amortization expense related to intangibles of $407,816 and $475,714, respectively, for the years ended December 31, 2016 and 2015. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2017	$340,000
2018	340,000
2019	170,000
$850,000

Note 7 - Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2016 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”). The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2015 were covered under the July 1, 2014/June 30, 2015 treaty year (“2014/2015 Treaty”) and the 2015/2016 Treaty.

The Company’s personal lines quota share treaty that covered the July 1, 2013/June 30, 2015 treaty years was a two year treaty that expired on June 30, 2015. Effective July 1, 2014, the Company exercised its contractual option to reduce the ceding percentage in the personal lines quota share treaty from 75% to 55% for the second year of the two year treaty.

The Company’s 2014/2015 Treaty, 2015/2016 Treaty and 2016/2017 Treaty provide for the following material terms:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2016 and 2015 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2016
Maiden Reinsurace Company	$7,640	$985	$8,625	$13,113	(1)
Swiss Reinsurance America Corporation	4,310	671	4,981	-
SCOR Reinsurance Company	1,440	152	1,592	-
Allied World Assurance Company	392	300	692	-
Others	1,995	211	2,206	164	(2)
Total	$15,777	$2,319	$18,096	$13,277

December 31, 2015
Maiden Reinsurace Company	$7,979	$631	$8,610	$12,201	(1)
Swiss Reinsurance America Corporation	3,662	377	4,039	-
SCOR Reinsurance Company	1,982	114	2,096	-
Hannover Rueck	853	524	1,377	-
Allied World Assurance Company	940	285	1,225	-
Others	1,290	117	1,407	293	(3)
Total	$16,706	$2,048	$18,754	$12,494

(1) Secured pursuant to collateralized trust agreements.
(2) Represents $161,000 secured pursuant to collateralized trust agreement and $3,000 guaranteed by an irrevocable letter of credit.
(3) Represents $248,000 secured pursuant to collateralized trust agreement and $45,000 guaranteed by an irrevocable letter of credit.

Assets held in the two trusts referred to in footnote (1) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables as of December 31, 2016 and 2015 include unearned ceded premiums of $14,101,745 and $12,515,892, respectively.

Ceding Commission Revenue

The Company earns ceding commission revenue under its quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions are earned, and (ii) a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the year ended December 31, 2016 are attributable to contracts for the 2016/2017 Treaty and the 2015/2016 Treaty. The Company’s Loss Ratios for treaties in effect for the year ended December 31, 2015 are attributable to contracts for the 2015/2016 Treaty and the 2014/2015 Treaty.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Treaties in effect for the year ended December 31, 2016

Under the 2016/2017 Treaty and 2015/2016 Treaty, the Company is receiving a higher upfront fixed provisional rate than in prior years' treaties. In exchange for the higher provisional rate, the Company has a reduced opportunity to earn sliding scale contingent commissions. The Company’s Loss Ratios for the period from July 1, 2016 through December 31, 2016 (attributable to the 2016/2017 Treaty) were consistent with the contractual Loss Ratio at which provisional ceding commissions are earned and therefore no contingent commission was recorded. The Company’s Loss Ratios for the period July 1, 2015 through June 30, 2016 (attributable to the 2015/2016 Treaty) were higher than the contractual Loss Ratio at which provisional ceding commissions are earned and therefore the contingent commission was reduced.

Treaties in effect for the year ended December 31, 2015

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

In addition to the treaties that were in effect for the years ended December 31, 2016 and 2015, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Years ended
	December 31,
	2016	2015

Provisional ceding commissions earned	$12,769,404	$11,692,458
Contingent ceding commissions earned	(1,501,163)	(219,341)
	$11,268,241	$11,473,117

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2016 and 2015, net contingent ceding commissions payable to reinsurers under all treaties was approximately $773,000 and $1,277,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Policy acquisition costs incurred and policy-related ceding commission revenue are deferred, and amortized to income on property and casualty insurance business as follows:
	Year ended
	December 31,
	2016	2015

Net deferred policy acquisition costs net of ceding
commission revenue, beginning of year	$4,400,238	$3,029,441

Cost incurred and deferred:
Commissions and brokerage	19,566,982	16,963,843
Other underwriting and policy acquisition costs	5,470,285	4,904,350
Ceding commission revenue	(13,186,177)	(12,170,986)
Net deferred policy acquisition costs	11,851,090	9,697,207
Amortization	(10,863,388)	(8,326,410)
	987,702	1,370,797

Net deferred policy acquisition costs net of ceding
commission revenue, end of year	$5,387,940	$4,400,238

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2016 and 2015 follows:

	December 31,
	2016	2015

Deferred policy acquisition costs	$12,239,781	$10,835,306
Deferred ceding commission revenue	(6,851,841)	(6,435,068)
Balance at end of period	$5,387,940	$4,400,238

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 9 - Property and Equipment

The components of property and equipment are summarized as follows:
		Accumulated
	Cost	Depreciation	Net

December 31, 2016
Building	$1,887,347	$(381,039)	$1,506,308
Land	153,097	-	153,097
Furniture office equipment	620,440	(388,853)	231,587
Computer equipment and software	2,602,330	(1,481,949)	1,120,381
Automobile	81,394	(81,394)	-
Total	$5,344,608	$(2,333,235)	$3,011,373

December 31, 2015
Building	$1,887,347	$(313,376)	$1,573,971
Land	153,097	-	153,097
Furniture office equipment	518,495	(257,485)	261,010
Computer equipment and software	2,128,063	(963,875)	1,164,188
Automobile	81,394	(81,394)	-
Total	$4,768,396	$(1,616,130)	$3,152,266

Depreciation expense for the years ended December 31, 2016 and 2015 was $717,105 and $556,295, respectively.

Note 10 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2016
Premiums written	$103,191,995	$28,522	$(37,294,330)	$65,926,187
Change in unearned premiums	(6,110,225)	6,091	1,585,853	(4,518,281)
Premiums earned	$97,081,770	$34,613	$(35,708,477)	$61,407,906

Year ended December 31, 2015
Premiums written	$91,003,968	$40,971	$(30,660,161)	$60,384,778
Change in unearned premiums	(8,436,456)	4,255	(3,340,495)	(11,772,696)
Premiums earned	$82,567,512	$45,226	$(34,000,656)	$48,612,082

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2016 and 2015 was $1,421,560 and $1,199,376, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2016 and 2015 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2016
Case-basis reserves	$25,000,733	$10,804,341
Loss adjustment expenses	7,752,617	1,893,094
IBNR reserves	8,983,369	3,079,445
Recoverable on unpaid losses		15,776,880
Recoverable on paid losses	-	2,319,140
Total loss and loss adjustment expenses	$41,736,719	18,096,020
Unearned premiums		14,101,745
Total reinsurance receivables		$32,197,765

December 31, 2015
Case-basis reserves	$24,730,463	$11,264,279
Loss adjustment expenses	5,429,221	1,720,522
IBNR reserves	9,716,816	3,721,563
Recoverable on unpaid losses		16,706,364
Recoverable on paid losses	-	2,047,979
Total loss and loss adjustment expenses	$39,876,500	18,754,343
Unearned premiums		12,515,892
Total reinsurance receivables		$31,270,235

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:
	Years ended
	December 31,
	2016	2015

Balance at beginning of period	$39,876,500	$39,912,683
Less reinsurance recoverables	(16,706,364)	(18,249,526)
Net balance, beginning of period	23,170,136	21,663,157

Incurred related to:
Current year	27,853,010	23,642,998
Prior years	(63,349)	(462,998)
Total incurred	27,789,661	23,180,000

Paid related to:
Current year	16,496,648	13,172,870
Prior years	8,503,310	8,500,151
Total paid	24,999,958	21,673,021

Net balance at end of period	25,959,839	23,170,136
Add reinsurance recoverables	15,776,880	16,706,364
Balance at end of period	$41,736,719	$39,876,500

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $11,796,714 and $14,428,197 for the years ended December 31, 2016 and 2015, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Prior year incurred loss and LAE development results from changes in ultimate loss and LAE estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2016 and 2015 was favorable $(63,349) and favorable $(462,998), respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Loss and LAE reserves

The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claims severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. On at least a quarterly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. Several methods are used, varying by line of business and accident year, in order to select the estimated year-end loss reserves. These methods include the following:

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
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Incremental Claim-Based Methods – historical patterns of incremental incurred losses and paid LAE during various stages of development are reviewed and assumptions are made regarding average loss and LAE development applied to remaining claims inventory. Such methods more properly reflect changes in the speed of claims closure and the relative adequacy of case reserve levels at various stages of development. These methods also provide a more accurate estimate of IBNR for lines of business with relatively few remaining open claims but for which significant recent settlement activity has occurred.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of December 31, 2013 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2016 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2007 to December 31, 2015 is presented as supplementary unaudited information.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

All Lines of Business
(in thousands, except reported claims data)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
												Cumulative Number of Reported Claims by
	For the Years Ended December 31,											Accident
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Year
	(Unaudited 2007 - 2015)

2007	$3,572	$3,414	$3,655	$3,710	$3,744	$3,770	$3,877	$3,913	$3,916	$3,941	$6	1,067
2008		4,505	4,329	4,223	4,189	4,068	4,055	4,056	4,040	4,038	3	1,133
2009			4,403	4,254	4,287	4,384	4,511	4,609	4,616	4,667	8	1,136
2010				5,598	5,707	6,429	6,623	6,912	6,853	6,838	20	1,616
2011					7,603	7,678	8,618	9,440	9,198	9,066	69	1,913
2012						9,539	9,344	10,278	10,382	10,582	168	4,701(1)
2013							10,728	9,745	9,424	9,621	507	1,551
2014								14,193	14,260	14,218	1,009	2,117
2015									22,340	21,994	2,452	2,508
2016										26,062	5,593	2,688
									Total	$111,027

(1)
Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited 2007 - 2015)

2007	$1,790	$2,233	$2,924	$3,428	$3,603	$3,649	$3,670	$3,797	$3,873	$3,892
2008		2,406	3,346	3,730	3,969	4,003	4,029	4,028	4,031	4,031
2009			2,298	3,068	3,607	3,920	4,134	4,362	4,424	4,468
2010				2,566	3,947	4,972	5,602	6,323	6,576	6,720
2011					3,740	5,117	6,228	7,170	8,139	8,540
2012						3,950	5,770	7,127	8,196	9,187
2013							3,405	5,303	6,633	7,591
2014								5,710	9,429	10,738
2015									12,295	16,181
2016										15,364
									Total	$86,712

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$24,315
All outstanding liabilities before 2007, net of reinsurance										602
Liabilities for claims and claim adjustment expenses, net of reinsurance										$24,917

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	December 31, 2016
Liabilities for claims and claim adjustment expenses, net of reinsurance	$24,917
Total reinsurance recoverable on unpaid claims	15,777
Unallocated claims adjustment expenses	1,043
Total gross liability for loss and LAE reserves	$41,737

The following is supplementary unaudited information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10

All Lines of Business	46.1%	18.6%	12.7%	9.3%	6.7%	3.0%	1.0%	1.4%	1.0%	0.5%

The percentages in the above table do not add up to 100% because the percentages represent averages across all accident years at each development stage.

Note 11 – Stockholders’ Equity

Private Placement of Common Stock

In April 2016, the Company sold 595,238 newly issued shares of its Common Stock to RenaissanceRe Ventures Ltd., a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR) (“RenaissanceRe”), in a private placement. RenaissanceRe is a global provider of catastrophe and specialty reinsurance and insurance.

The new shares of Common Stock were sold to RenaissanceRe at a price of $8.40 per share. The Company received net proceeds of approximately $4,808,000 from the private placement. In June 2016, the Company invested $3,000,000 of the proceeds in KICO as additional surplus to support its continued growth. The Company intends to use the remaining net proceeds of the offering for general corporate purposes.

Public Offering of Common Stock

See Note 19 Subsequent Events.

Dividend Declared

Dividends declared and paid on Common Stock were $1,941,271 and $1,557,398 for the years ended December 31, 2016 and 2015, respectively. The Company’s Board of Directors approved a quarterly dividend on February 7, 2017 of $.0625 per share payable in cash on March 15, 2017 to stockholders of record as of February 28, 2017 (see Note 19 Subsequent Events).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The results of operations for the years ended December 31, 2016 and 2015 include stock-based compensation expense totaling $106,882 and $134,185, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the years ended December 31, 2016 and 2015. Such amounts have been included in the consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2016 and 2015 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The weighted average estimated fair value of stock options granted during the year ended December 31, 2016 and 2015 was $1.87 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Years ended
	December 31,
	2016	2015
Dividend Yield	2.74% - 3.18%	2.62%
Volatility	31.61% - 31.81%	34.54%
Risk-Free Interest Rate	1.01% - 1.11%	1.03%
Expected Life	3.25 years	3.0 years

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the year ended December 31, 2016 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	339,750	$6.34	3.36	$904,775

Granted	40,000	$8.33		$216,950
Exercised	(12,000)	$4.96		$80,985
Forfeited	(5,000)	$5.09		$17,600

Outstanding at December 31, 2016	362,750	$6.62	2.61	$2,586,748

Vested and Exercisable at December 31, 2016	270,250	$6.40	2.39	$1,985,285

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $13.75 closing price of the Company’s Common Stock on December 31, 2016. The total intrinsic value of options exercised in the year ended December 31, 2016 was $80,985, determined as of the date of exercise.

Participants in the 2005 Plan and 2014 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $54,310 from the exercise of options for the purchase of 11,000 shares of Common Stock during the year ended December 31, 2016. The remaining 1,000 options exercised during the year ended December 31, 2016 were Net Exercises. All of the 127,750 options exercised during the year ended December 31, 2015 were Net Exercises.

As of December 31, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $45,000. Unamortized compensation cost as of December 31, 2016 is expected to be recognized over a remaining weighted-average vesting period of 1.04 years.

As of December 31, 2016, there were 602,500 shares reserved under the 2014 Plan.

Other Equity Compensation

In January 2016, the Company granted a total of 6,000 shares of restricted Common Stock under the 2014 Plan to its three then non-employee directors. In March 2016, the Company granted 1,500 shares of restricted Common Stock under the 2014 Plan to a newly elected non-employee director. One-third of the shares granted will vest on each of the three following anniversaries following the grant date. The fair value of the shares are determined at grant date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 12 - Statutory Financial Information and Accounting Policies

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

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2016 and 2015, KICO paid dividends to Kingstone of $1,950,000 and $1,650,000, respectively. On February 23, 2017, KICO’s Board of Directors approved a cash dividend of $500,000 to Kingstone, which was paid on February 24, 2017. For the years ended December 31, 2016 and 2015, KICO had statutory basis net income of $9,212,125 and $6,632,042, respectively. At December 31, 2016 and 2015, KICO had reported statutory basis surplus as regards policyholders of $49,962,415 and $39,072,962, respectively, as filed with the DFS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 13 - Risk Based Capital

State insurance departments impose risk-based capital (“RBC”) requirements on insurance enterprises. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators. RBC provides for targeted surplus levels based on formulas, which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company’s assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders, or other creditors (credit risk); (c) the risk of underestimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities, and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC (“ACL”).

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC is far above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2016 and 2015.

Note 14 – Income Taxes

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2016	2015

Current federal income tax expense	$4,824,655	$3,557,385
Current state income tax expense	(12,590)	19,000
Deferred federal and state income tax expense (benefit)	(293,364)	(226,932)
Provision for income taxes	$4,518,701	$3,349,453

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

Years ended December 31,	2016		2015
Computed expected tax expense	$4,696,463	35.0%	$3,505,085	34.0%
State taxes, net of Federal benefit	(71,428)	(0.5)	(74,827)	(0.7)
State valuation allowance	85,714	0.6	171,532	1.7
Benefit of lower tax brackets	(100,000)	(0.7)	-	-
Permanent differences
Dividends received deduction	(136,690)	(1.0)	(121,960)	(1.2)
Non-taxable investment income	(110,784)	(0.8)	(177,487)	(1.7)
Other permanent differences	48,139	0.3	55,623	0.5
Prior year tax matters	123,976	0.9	(49,139)	(0.5)
Other	(16,689)	(0.1)	40,626	0.4
Total tax	$4,518,701	33.7%	$3,349,453	32.5%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2016	2015

Deferred tax asset:
Net operating loss carryovers (1)	$131,626	$150,492
Claims reserve discount	417,349	405,709
Unearned premium	2,877,365	2,555,012
Deferred ceding commission revenue	2,329,626	2,187,923
Other	188,675	151,250
Total deferred tax assets	5,944,641	5,450,386

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	4,161,526	3,684,004
Intangibles	459,000	597,657
Depreciation and amortization	265,671	415,938
Net unrealized appreciation of securities - available for sale	56,393	255,977
Total deferred tax liabilities	6,111,590	6,122,576

Net deferred income tax liability	$(166,949)	$(672,190)

(1)
The deferred tax assets from net operating loss carryovers are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Type of NOL	December 31, 2016	December 31, 2015	Expiration
State only (A)	$655,719	$540,865	December 31, 2036
Valuation allowance	(534,293)	(403,973)
State only, net of valuation allowance	121,426	136,892
Amount subject to Annual Limitation, federal only (B)	10,200	13,600	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$131,626	$150,492

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2016 and 2015 was approximately $10,088,000 and $8,321,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2036.

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

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2016:

Change in net deferred income tax liabilities	$(505,241)
Deferred tax expense (benefit) allocated to other comprehensive income	(211,877)
Deferred income tax provision (benefit)	$(293,364)

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no material interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2016 and 2015. If any had been recognized these would be reported in income tax expense.

The tax returns for years ended December 31, 2013 through 2016 are subject to examination, generally for three years after filing.

Note 15 - Employee Benefit Plans

KICO maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. KICO matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan. The Company incurred approximately $483,000 and $422,000 of expense for the years ended December 31, 2016 and 2015, respectively, related to the 401(k) Plan. For the years ended December 31, 2016 and 2015, Additional Contributions totaled approximately $309,000 and $263,000, respectively.

Note 16 - Commitments and Contingencies

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease will be recognized on a straight-line basis over the lease term. At December 31, 2016, cumulative rent expense exceeded cumulative rent payments by $71,221. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2016, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2017	$146,008
2018	164,117
2019	169,861
2020	175,806
2021	181,959
Thereafter	432,392
Total	$1,270,143

Rent expense for the years ended December 31, 2016 and 2015 amounted to $119,720 and $52,252, respectively, and is included in the consolidated statements of income and comprehensive income within other underwriting expenses.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

The Goldstein Employment Agreement expired on December 31, 2016 and in January 2017, Mr. Goldstein entered into a new employment agreement with the Company. See Note 19 Subsequent Events for the new employment agreement in effect as of January 1, 2017.

Executive Vice President (KICO)

John D. Reiersen, KICO’s Executive Vice President, was employed through December 31, 2016 pursuant to an employment agreement effective as of November 13, 2006 and amended as of January 25, 2008, February 28, 2011 and October 14, 2013 (together, the “Reiersen Employment Agreement”). The Reiersen Employment Agreement expired on December 31, 2016 and was terminable by KICO at any time with or without cause upon written notice. In the event of termination by KICO, Mr. Reiersen was entitled to receive severance in an amount equal to the lesser of $50,000 or the remaining salary payable to him through the term of his agreement.  Pursuant to the Reiersen Employment Agreement, Mr. Reiersen’s minimum annual salary effective from January 1, 2012 through December 31, 2014 was $100,000. His minimum annual salary effective January 1, 2015 was $105,000. His minimum salary in both periods was subject to increase based upon the provision of more than 500 hours of service per year on behalf of KICO.  Mr. Reiersen also received additional customary benefits and a $5,000 annual fee for his position as a director of KICO.

The Reiersen Employment Agreement expired on December 31, 2016 and was not renewed upon his retirement. In 2017, Mr. Reiersen’s annual fee for his position as a non-employee director of KICO was increased to $10,000.

Approval Required for Transactions with Subsidiary

On July 1, 2009, Kingstone completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, Kingstone acquired a 100% equity interest in KICO. In connection with the plan of conversion of CMIC, the Company has agreed with the DFS that any intercompany transaction between itself and KICO must be filed with the DFS 30 days prior to implementation.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 17 - Earnings Per Common Share

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2016 and 2015, the inclusion of 7,715 and -0- options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Year ended
	December 31,
	2016	2015

Weighted average number of shares outstanding	7,736,594	7,331,114
Effect of dilutive securities, common share equivalents	70,669	46,766

Weighted average number of shares outstanding,
used for computing diluted earnings per share	7,807,263	7,377,880

Note 18 – Premium Finance Placement Fees

The Company’s wholly owned subsidiary, Payments Inc. (“Payments”), is licensed as a premium finance agency in the state of New York. Prior to February 1, 2008, Payments provided premium financing in connection with the obtaining of insurance policies. Effective February 1, 2008, Payments sold its outstanding premium finance loan portfolio. The purchaser of the portfolio (the “Purchaser”) agreed that, during the five year period ended February 1, 2013 (which period was extended to February 1, 2015), it would purchase, assume and service all eligible premium finance contracts originated by Payments in the state of New York (the “Payments Agreement”). In connection with such purchases, Payments was entitled to receive a fee generally equal to a percentage of the amount financed.

In July 2014, the Purchaser terminated the Payments Agreement effective February 1, 2015. Following any expiration or termination of the obligation of the Purchaser to purchase premium finance contracts, Payments was entitled to receive the fees for an additional two years (“Termination Period”) with regard to contracts for policies from the Company’s producers. On March 26, 2015, the Company and the Purchaser agreed to amend the Termination Period to end as of March 31, 2015. The Company received a one-time payment of $350,000 in exchange for the fees that the Company would have received during the Termination Period. The Company’s premium financing business consisted of the placement fees that Payments earned from placing contracts.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Placement fee revenue included in other income and the related direct expenses included in other operating expenses in the consolidated statements of net income and comprehensive income are as follows:

	For the Year Ended
	December 31,
	2016	2015

Placement fee revenue	$-	$54,343
Termination fee	-	350,000
Direct expenses	-	(12,989)
Net income before taxes from placement fees	$-	$391,354

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2016 through March 16, 2017, the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 7, 2017, the Company’s Board of Directors approved a dividend of $.0625 per share, or $663,837, payable in cash on March 15, 2017 to stockholders of record as of February 28, 2017.

Public Offering of Common Stock

On January 31, 2017, the Company closed on an underwritten public offering of 2,500,000 shares of its Common Stock. On February 14, 2017, the Company closed on the underwriters’ 30-day purchase option for an additional 192,500 shares of its Common Stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to the Company was approximately $30,230,000, after deducting underwriting discounts and commissions and other offering expenses of $2,080,000.

On March 1, 2017, the Company used $23,000,000 of the net proceeds of the offering to contribute capital to its insurance subsidiary, KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes. A shelf registration statement relating to the shares sold in the offering was filed with the SEC and became effective on January 19, 2017.

Employment Agreement

On January 20, 2017, the Company and Barry Goldstein, the Company's President, Chief Executive Officer and Chairman of the Board, entered into a new employment agreement (the “2017 Goldstein Employment Agreement”).  The 2017 Goldstein Employment Agreement is effective as of January 1, 2017 and expires on December 31, 2019.

Pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $630,000 (an increase from $575,000 per annum in effect through December 31, 2016) and an annual bonus equal to 6% of the Company's consolidated income from operations before taxes, exclusive of the Company's consolidated net investment income (loss) and net realized gains (losses) on investments (consistent with the bonus payable to Mr. Goldstein through December 31, 2016).  In addition, pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to a long-term compensation payment ("LTC") of between $945,000 and $2,835,000 in the event the Company's adjusted book value per share (as defined in the 2017 Goldstein Employment Agreement) has increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Further, pursuant to the 2017 Goldstein Employment Agreement, in the event that Mr. Goldstein's employment is terminated by the Company without cause or he resigns for good reason (each as defined in the 2017 Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term.  Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary and the target LTC payment of $1,890,000 in the event of the termination of his employment following a change of control of the Company.

In consideration of certain accomplishments during the three year period ended December 31, 2016, the Company also paid Mr. Goldstein a bonus in the amount of $200,000.

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$14,531,675	$15,010,875	$15,646,181	$16,219,175	$61,407,906
Ceding commission revenue	2,770,337	2,569,025	2,934,928	2,993,951	11,268,241
Net investment income	813,057	764,070	709,072	829,384	3,115,583
Net realized gain (loss) on sale of investments	80,436	283,432	241,035	(75,455)	529,448
Total revenues	18,444,852	18,911,910	19,828,397	20,251,505	77,436,664
Loss and loss adjustment expenses	9,483,855	5,786,836	5,134,854	7,384,116	27,789,661
Commission expense and
other underwriting expenses	7,616,507	8,122,342	8,642,964	8,812,023	33,193,836
Net income	541,032	2,842,261	3,460,626	2,055,847	8,899,766
Basic earnings per share	$0.07	$0.36	$0.44	$0.26	$1.15
Diluted earnings per share	$0.07	$0.36	$0.43	$0.26	$1.14

	2015
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$10,385,799	$10,865,715	$13,129,604	$14,230,964	$48,612,082
Ceding commission revenue	3,089,404	3,655,522	2,643,531	2,084,660	11,473,117
Net investment income	574,656	625,972	649,441	713,821	2,563,890
Net realized gain (loss) on sale of investments	(67,494)	2,263	(40,487)	55,172	(50,546)
Total revenues	14,613,556	15,542,512	16,657,369	17,362,297	64,175,734
Loss and loss adjustment expenses	7,063,217	4,770,813	5,050,194	6,295,776	23,180,000
Commission expense and
other underwriting expenses	6,411,482	6,561,827	7,410,407	7,766,815	28,150,531
Net income	382,499	2,379,182	2,345,654	1,852,285	6,959,620
Basic earnings per share	$0.05	$0.32	$0.32	$0.25	$0.95
Diluted earnings per share	$0.05	$0.32	$0.32	$0.25	$0.94

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.