Form 10-Q
period 2017-03-31
KINGSTONE COMPANIES, INC.
filed 2017-05-11
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 11, 2017 there were 10,623,593 shares of the registrant’s common stock outstanding.

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
 EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
 EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
 EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
 EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 under “Factors That May Affect Future Results and Financial Condition.”

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

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,159,351 at March 31, 2017 and $5,298,119 at December 31, 2016)	$4,895,443	$5,094,902
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$100,554,236 at March 31, 2017 and $80,596,628 at December 31, 2016)	100,687,355	80,428,828
Equity securities, available-for-sale, at fair value (cost of $9,545,785
at March 31, 2017 and $9,709,385 at December 31, 2016)	10,102,495	9,987,686
Total investments	115,685,293	95,511,416
Cash and cash equivalents	23,235,655	12,044,520
Premiums receivable, net	11,728,443	11,649,398
Reinsurance receivables, net	33,502,642	32,197,765
Deferred policy acquisition costs	12,467,976	12,239,781
Intangible assets, net	1,265,000	1,350,000
Property and equipment, net	3,375,436	3,011,373
Other assets	1,430,646	1,442,209
Total assets	$202,691,091	$169,446,462

Liabilities
Loss and loss adjustment expense reserves	$44,611,586	$41,736,719
Unearned premiums	55,322,298	54,994,375
Advance premiums	1,965,456	1,421,560
Reinsurance balances payable	2,108,447	2,146,017
Deferred ceding commission revenue	6,772,857	6,851,841
Accounts payable, accrued expenses and other liabilities	3,212,865	5,448,448
Income taxes payable	202,751	-
Deferred income taxes	396,425	166,949
Total liabilities	114,592,685	112,765,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,596,947 shares at March 31, 2017 and 8,896,335 at December 31, 2016; outstanding
10,622,478 shares at March 31, 2017 and 7,921,866 shares at December 31, 2016	115,969	88,963
Capital in excess of par	68,152,149	37,950,401
Accumulated other comprehensive income	455,287	72,931
Retained earnings	21,370,463	20,563,720
	90,093,868	58,676,015
Treasury stock, at cost, 974,469 shares at March 31, 2017 and December 31, 2016	(1,995,462)	(1,995,462)
Total stockholders' equity	88,098,406	56,680,553

Total liabilities and stockholders' equity	$202,691,091	$169,446,462

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three months ended March 31,	2017	2016

Revenues
Net premiums earned	$16,369,748	$14,531,675
Ceding commission revenue	3,184,452	2,770,337
Net investment income	857,800	813,057
Net realized (losses) gains on sales of investments	(54,506)	80,436
Other income	289,700	249,347
Total revenues	20,647,194	18,444,852

Expenses
Loss and loss adjustment expenses	8,292,996	9,483,855
Commission expense	4,888,978	4,270,066
Other underwriting expenses	4,212,417	3,346,441
Other operating expenses	755,804	329,239
Depreciation and amortization	318,698	283,828
Total expenses	18,468,893	17,713,429

Income from operations before taxes	2,178,301	731,423
Income tax expense	707,721	190,391
Net income	1,470,580	541,032

Other comprehensive income, net of tax
Gross change in unrealized gains on available-for-sale-securities	524,822	1,484,064

Reclassification adjustment for losses (gains)
included in net income	54,506	(80,436)
Net change in unrealized gains	579,328	1,403,628
Income tax expense related to items of other comprehensive income	(196,972)	(477,234)
Other comprehensive income, net of tax	382,356	926,394

Comprehensive income	$1,852,936	$1,467,426

Earnings per common share:
Basic	$0.15	$0.07
Diluted	$0.15	$0.07

Weighted average common shares outstanding
Basic	9,663,751	7,322,385
Diluted	9,848,494	7,360,564

Dividends declared and paid per common share	$0.0625	$0.0625

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Three months ended March 31, 2017

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2017	-	$-	8,896,335	$88,963	$37,950,401	$72,931	$20,563,720	974,469	$(1,995,462)	$56,680,553
Proceeds from public offering, net of
offering costs of $2,173,000	-	-	2,692,500	26,925	30,109,774	-	-	-	-	30,136,699
Stock-based compensation	-	-	-	-	59,055	-	-	-	-	59,055
Vesting of restricted stock awards	-	-	2,946	29	(29)	-	-	-	-	-
Exercise of stock options	-	-	5,166	52	32,948	-	-	-	-	33,000
Dividends	-	-	-	-	-	-	(663,837)	-	-	(663,837)
Net income	-	-	-	-	-	-	1,470,580	-	-	1,470,580
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	382,356	-	-	-	382,356
Balance, March 31, 2017	-	$-	11,596,947	$115,969	$68,152,149	$455,287	$21,370,463	974,469	$(1,995,462)	$88,098,406

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2017	2016

Cash flows from operating activities:
Net income	$1,470,580	$541,032
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses (gains) on investments	54,506	(80,436)
Depreciation and amortization	318,698	283,828
Amortization of bond premium, net	124,054	92,646
Stock-based compensation	59,055	32,234
Deferred income tax benefit (expense)	32,504	(43,114)
(Increase) decrease in operating assets:
Premiums receivable, net	(79,045)	99,464
Reinsurance receivables, net	(1,304,877)	(4,560,111)
Deferred policy acquisition costs	(228,195)	(141,970)
Other assets	11,563	(666,404)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	2,874,867	6,154,265
Unearned premiums	327,923	122,858
Advance premiums	543,896	532,486
Reinsurance balances payable	(37,570)	1,536,971
Deferred ceding commission revenue	(78,984)	(18,859)
Accounts payable, accrued expenses and other liabilities	(2,032,832)	(1,212,176)
Net cash flows provided by operating activities	2,056,143	2,672,714

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(22,811,402)	(15,890,742)
Purchase - equity securities available-for-sale	-	(1,831,513)
Redemption - fixed-maturity securities held-to-maturity	200,000	-
Sale or maturity - fixed-maturity securities available-for-sale	2,706,202	6,401,092
Sale - equity securities available-for-sale	132,091	1,161,501
Acquisition of fixed assets	(597,761)	(182,164)
Other investing activities	-	250,448
Net cash flows used in investing activities	(20,370,870)	(10,091,378)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,136,699	-
Proceeds from exercise of stock options	33,000	-
Purchase of treasury stock	-	(95,881)
Dividends paid	(663,837)	(457,603)
Net cash flows provided by (used in) financing activities	29,505,862	(553,484)

Increase (decrease) in cash and cash equivalents	$11,191,135	$(7,972,148)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$23,235,655	$5,579,224

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$30,000

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

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.

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

Principles of Consolidation

The consolidated financial statements consist of Kingstone and its wholly owned subsidiaries: KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All significant inter-company account balances and transactions have been eliminated in consolidation.

Accounting Changes

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09, Financial Services – Insurance (Topic 944): Disclosures About Short-Duration Contracts. The updated accounting guidance requires expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with insurance claims. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred that typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration. The guidance became effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and has been applied retrospectively. The new guidance affected disclosures only and had no impact on the Company’s results of operations or financial position.

Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (the Company’s adoption date) in income tax expense. As a result, the Company realized windfall tax benefits in the interim period of adoption of approximately $5,000, which was recognized as a discrete period income tax benefit as required by this ASU. This benefit resulted in lowering the Company’s effective tax rate for the interim period by 0.1%.

Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated accounting guidance requires changes to the reporting model for financial instruments. The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company is evaluating whether the adoption of ASU 2016-02 will have a significant impact on its consolidated results of operations, financial position or cash flows.

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

In August 2016, FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The revised ASU provides accounting guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. ASU 2016-15 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the updated guidance will have on its consolidated statement of cash flows.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$7,582,088	$214,232	$(18,806)	$(18,710)	$7,758,804	$176,716

Corporate and other bonds
Industrial and miscellaneous	70,449,109	781,970	(556,753)	(7,370)	70,666,956	217,847

Residential mortgage and other
asset backed securities	22,523,039	72,990	(308,073)	(26,361)	22,261,595	(261,444)
Total fixed-maturity securities	100,554,236	1,069,192	(883,632)	(52,441)	100,687,355	133,119

Equity Securities:
Preferred stocks	5,986,588	63,123	(120,639)	(75,322)	5,853,750	(132,838)
Common stocks	3,559,197	756,966	-	(67,418)	4,248,745	689,548
Total equity securities	9,545,785	820,089	(120,639)	(142,740)	10,102,495	556,710

Total	$110,100,021	$1,889,281	$(1,004,271)	$(195,181)	$110,789,850	$689,829

	December 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	$152,439

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	(43,206)

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	(277,033)
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	(167,800)

Equity Securities:
Preferred stocks	5,986,588	10,317	(241,333)	(70,571)	5,685,001	(301,587)
Common stocks	3,722,797	691,324	(13,968)	(97,468)	4,302,685	579,888
Total equity securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	278,301

Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	$110,501

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2017 and December 31, 2016 is shown below:

	March 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,094,841	$1,106,433	$1,752,501	$1,765,795
One to five years	31,745,373	32,254,008	29,541,568	29,913,308
Five to ten years	42,572,660	42,468,839	30,487,775	30,211,974
More than 10 years	2,618,323	2,596,480	-	-
Residential mortgage and other asset backed securities	22,523,039	22,261,595	18,814,784	18,537,751
Total	$100,554,236	$100,687,355	$80,596,628	$80,428,828

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,436	$147,603	$-	$-	$754,039	$147,603

Political subdivisions of States,
Territories and Possessions	1,149,119	38,236	(1,868)	-	1,185,487	36,368

Corporate and other bonds
Industrial and miscellaneous	3,139,888	98,656	(7,065)	(11,654)	3,219,825	79,937

Total	$4,895,443	$284,495	$(8,933)	$(11,654)	$5,159,351	$263,908

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	$147,612

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	37,321

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	18,284

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	$203,217

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2017 and December 31, 2016 is shown below:

	March 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	641,068	650,000	642,455
Five to ten years	3,639,007	3,764,244	3,838,475	3,901,625
More than 10 years	606,436	754,039	606,427	754,039
Total	$4,895,443	$5,159,351	$5,094,902	$5,298,119

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2017	2016

Income:
Fixed-maturity securities	$745,453	$664,476
Equity securities	136,485	175,951
Cash and cash equivalents	6,169	6,446
Total	888,107	846,873
Expenses:
Investment expenses	30,307	33,816
Net investment income	$857,800	$813,057

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $200,000 and $-0- for the three months ended March 31, 2017 and 2016, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $2,706,202 and $6,401,092 for the three months ended March 31, 2017 and 2016, respectively.

Proceeds from the sale of equity securities available-for-sale were $132,091 and $1,161,501 for the three months ended March 31, 2017 and 2016, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended
	March 31,
	2017	2016

Fixed-maturity securities:
Gross realized gains	$13,123	$106,417
Gross realized losses (1)	(36,120)	(105,543)
	(22,997)	874

Equity securities:
Gross realized gains	-	82,688
Gross realized losses	(31,509)	(3,126)
	(31,509)	79,562

Net realized (losses) gains	$(54,506)	$80,436

(1)
Gross realized losses for the three months ended March 31, 2017 include $747 of loss from the redemption of fixed-maturity securities held-to-maturity.

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2017 and December 31, 2016, there were 93 and 85 securities, respectively, that accounted for the gross unrealized loss. As of March 31, 2017, the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded a credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the three months ended March 31, 2017 and 2016. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at March 31, 2017 and December 31, 2016 as follows:

	March 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$759,346	$(18,8064)	2	$313,326	$(18,710)	1	$1,072,672	$(37,516)

Corporate and other
bonds industrial and
miscellaneous	26,857,516	(556,753)	46	238,393	(7,370)	1	27,095,909	(564,123)

Residential mortgage and other
asset backed securities	18,537,897	(308,073)	30	477,494	(26,361)	4	19,015,391	(334,434)

Total fixed-maturity
securities	$46,154,759	$(883,632)	78	$1,029,213	$(52,441)	6	$47,183,972	$(936,073)

Equity Securities:
Preferred stocks	$3,376,750	$(120,639)	7	$656,000	$(75,322)	1	$4,032,750	$(195,961)
Common stocks	-	-	-	291,000	(67,418)	1	291,000	(67,418)

Total equity securities	$3,376,750	$(120,639)	7	$947,000	$(142,740)	2	$4,323,750	$(263,379)

Total	$49,531,509	$(1,004,271)	85	$1,976,213	$(195,181)	8	$51,507,722	$(1,199,452)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

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

The Company’s investments are allocated among pricing input levels at March 31, 2017 and December 31, 2016 as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$7,758,804	$-	$7,758,804

Corporate and other
bonds industrial and
miscellaneous	65,841,558	4,825,398	-	70,666,956

Residential mortgage and other asset backed securities	-	22,261,595	-	22,261,595
Total fixed maturities	65,841,558	34,845,797	-	100,687,355
Equity securities	10,102,495	-	-	10,102,495
Total investments	$75,944,053	$34,845,797	$-	$110,789,850

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,205,888	$-	$8,205,888

Corporate and other
bonds industrial and
miscellaneous	48,356,317	5,328,872	-	53,685,189

Residential mortgage backed securities	-	18,537,751	-	18,537,751
Total fixed maturities	48,356,317	32,072,511	-	80,428,828
Equity securities	9,987,686	-	-	9,987,686
Total investments	$58,344,003	$32,072,511	$-	$90,416,514

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

The estimated fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$4,895,443	$5,159,351	$5,094,902	$5,298,119
Cash and cash equivalents	$23,235,655	$23,235,655	$12,044,520	$12,044,520
Premiums receivable	$11,728,443	$11,728,443	$11,649,398	$11,649,398
Reinsurance receivables	$33,502,642	$33,502,642	$32,197,765	$32,197,765
Real estate, net of accumulated depreciation	$1,715,486	$1,925,000	$1,659,405	$1,925,000
Reinsurance balances payable	$2,108,447	$2,108,447	$2,146,017	$2,146,017

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2017
Premiums written	$26,125,467	$4,428	$(9,395,590)	$16,734,305
Change in unearned premiums	(330,903)	2,981	(36,635)	(364,557)
Premiums earned	$25,794,564	$7,409	$(9,432,225)	$16,369,748

Three months ended March 31, 2016
Premiums written	$23,043,325	$5,078	$(8,386,528)	$14,661,875
Change in unearned premiums	(126,428)	3,571	(7,343)	(130,200)
Premiums earned	$22,916,897	$8,649	$(8,393,871)	$14,531,675

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of March 31, 2017 and December 31, 2016 was approximately $1,965,000 and $1,422,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2017	2016

Balance at beginning of period	$41,736,719	$39,876,500
Less reinsurance recoverables	(15,776,880)	(16,706,364)
Net balance, beginning of period	25,959,839	23,170,136

Incurred related to:
Current year	8,297,582	9,903,094
Prior years	(4,586)	(419,239)
Total incurred	8,292,996	9,483,855

Paid related to:
Current year	2,269,894	3,006,210
Prior years	4,090,766	3,421,820
Total paid	6,360,660	6,428,030

Net balance at end of period	27,892,175	26,225,961
Add reinsurance recoverables	16,719,411	19,804,804
Balance at end of period	$44,611,586	$46,030,765

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $4,233,804 and $4,313,667 for the three months ended March 31, 2017 and 2016, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2017 and 2016 was $(4,586) favorable and $(419,239) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of March 31, 2014 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of March 31, 2017, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2017 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2008 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										March 31, 2017
	For the Years Ended December 31,									Three Months Ended March 31,	IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$4,505	$4,329	$4,223	$4,189	$4,068	$4,055	$4,056	$4,040	$4,038	$4,036	$2	1,133
2009		4,403	4,254	4,287	4,384	4,511	4,609	4,616	4,667	4,669	8	1,136
2010			5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,833	14	1,616
2011				7,603	7,678	8,618	9,440	9,198	9,066	9,127	59	1,913
2012					9,539	9,344	10,278	10,382	10,582	10,653	113	4,701(1)
2013						10,728	9,745	9,424	9,621	9,513	348	1,554
2014							14,193	14,260	14,218	14,359	838	2,120
2015								22,340	21,994	21,675	2,048	2,514
2016									26,062	26,153	4,813	2,784
2017										7,718	3,174	657
									Total	$114,736
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Three Months Ended March 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$2,406	$3,346	$3,730	$3,969	$4,003	$4,029	$4,028	$4,031	$4,031	$4,031
2009		2,298	3,068	3,607	3,920	4,134	4,362	4,424	4,468	4,470
2010			2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,742
2011				3,740	5,117	6,228	7,170	8,139	8,540	8,554
2012					3,950	5,770	7,127	8,196	9,187	9,477
2013						3,405	5,303	6,633	7,591	7,743
2014							5,710	9,429	10,738	10,905
2015								12,295	16,181	16,809
2016									15,364	17,814
2017										2,114
									Total	$88,658

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$26,079
All outstanding liabilities before 2008, net of reinsurance										634
Liabilities for claims and allocted claim adjustment expenses, net of reinsurance										$26,713

The reconciliation of the net incurred and paid claims development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	March 31, 2017
Liabilities for claims and claim adjustment expenses, net of reinsurance	$26,713
Total reinsurance recoverable on unpaid claims	16,719
Unallocated claims adjustment expenses	1,180
Total gross liability for loss and LAE reserves	$44,612

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies.  The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business.  The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expired on or after May 1, 2015. The Company had -0- and 34 commercial auto policies in force as of March 31, 2017 and 2016, respectively.

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2017 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).  The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2016 were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”).

The Company’s 2015/2016 Treaty and 2016/2017 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2016	July 1, 2015
	to	to
Line of Busines	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	40%
Risk retained	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$833,333	$750,000
Excess of loss coverage above quota share coverage	$3,666,667	$3,750,000
	in excess of	in excess of
	$833,333	$750,000
Total reinsurance coverage per occurrence	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000
Expiration date	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$3,000,000
Expiration date	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None
Risk retained	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$4,000,000	$4,075,000
	in exess of	in excess of
	$500,000	$425,000
Total reinsurance coverage per occurrence	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%
Percent ceded - excess of $1,000,000 of coverage	100%
Risk retained	$100,000
Total reinsurance coverage per occurrence	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000
Expiration date	June 30, 2017

Commercial Auto:
Risk retained		$300,000
Excess of loss coverage in excess of risk retained		$1,700,000
		in excess of
		$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$247,000,000	$176,000,000
Severe winter weather aggregate (3)	No	Yes
Reinstatement premium protection (4)	Yes	Yes

(1)
Plus losses in excess of catastrophe coverage.
(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
(3)
From July 1, 2015 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
(4)
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2016 and under the treaties that expired on June 30, 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)	$1,000,000 - $3,000,000	None(1)
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%
________________
(1)
Covered by excess of loss treaties.

(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

In March 2017, the Company bound its personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from the current 40% in the expiring treaty, and the provisional ceding commission rate increases to 52.5%, from the current 52.0% in the expiring treaty. The new treaty covers a two year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The Company shall have the option under broad circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. The two reinsurers who participate in the quota share reinsurance treaty shall have the option under limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the Company.

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months ended March 31, 2017 are attributable to contracts for the 2016/2017 Treaty.  The Company’s Loss Ratios for treaties in effect for the three months ended March 31, 2016 are attributable to contracts for the 2015/2016 Treaty.

Treaties in effect for the three months ended March 31, 2017

Under the 2016/2017 Treaty, the Company is receiving a higher upfront fixed provisional rate in exchange for a less favorable sliding scale contingent rate. Under this arrangement, the Company earns more provisional ceding commissions, while contingent ceding commissions are reduced due to the less favorable sliding scale rate. The Company’s Loss Ratios for the period July 1, 2016 through March 31, 2017 (attributable to the 2016/2017 Treaty) were consistent with the contractual Loss Ratio at which the provisional ceding commissions are earned and therefore no contingent commission was recorded.

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

In addition to the treaties that were in effect for the three months ended March 31, 2017 and 2016, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2017	2016

Provisional ceding commissions earned	$3,343,769	$3,099,614
Contingent ceding commissions earned	(159,317)	(329,277)
	$3,184,452	$2,770,337

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2017 and December 31, 2016, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,051,000 and $773,000, respectively.

Note 7 – Stockholders’ Equity

Public Offering of Common Stock

On January 31, 2017, the Company closed on an underwritten public offering of 2,500,000 shares of its Common Stock. On February 14, 2017, the Company closed on the underwriters’ purchase option for an additional 192,500 shares of its Common Stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to the Company was approximately $30,137,000, after deducting underwriting discounts and commissions and other offering expenses in the aggregate amount of $2,173,000.

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

Dividends Declared

Dividends declared and paid on Common Stock were $663,837 and $457,603 for the three months ended March 31, 2017 and 2016, respectively. The Company’s Board of Directors approved a quarterly dividend on May 10, 2017 of $.08 per share payable in cash on June 15, 2017 to stockholders of record as of May 31, 2017 (see Note 11).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Pursuant to the Company’s 2014 Equity Participation Plan (the “2014 Plan”), a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Compensation Committee of the Board determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the three months ended March 31, 2017 and 2016 include stock-based stock option compensation expense totaling approximately $16,000 and $32,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for each of the three months ended March 31, 2017 and 2016. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the three months ended March 31, 2017. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2016 was $1.97 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

	Three months ended
	March 31,
	2017	2016

Dividend Yield	n/a	3.18%
Volatility	n/a	31.61%
Risk-Free Interest Rate	n/a	1.11%
Expected Life	n/a	3.25 years

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the three months ended March 31, 2017 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2017	362,750	$6.62	2.61	$2,586,748

Granted	-	$-		$-
Exercised	(5,250)	$6.53		$37,863
Forfeited	-	$-		$-

Outstanding at March 31, 2017	357,500	$6.62	2.37	$3,335,360

Vested and Exercisable at March 31, 2017	271,250	$6.43	2.23	$2,581,023

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $15.95 closing price of the Company’s Common Stock on March 31, 2017.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $33,000 from the exercise of options for the purchase of 5,000 shares of Common Stock during the three months ended March 31, 2017. The remaining 250 options exercised during the three months ended March 31, 2017 were Net Exercises, resulting in the issuance of 166 shares of Common Stock. No options were exercised during the three months ended March 31, 2016.

As of March 31, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $28,000. Unamortized compensation cost as of March 31, 2017 is expected to be recognized over a remaining weighted-average vesting period of 0.70 years.

As of March 31, 2017, there were 578,500 shares reserved for grants under the 2014 Plan.

Other Equity Compensation

In January 2017, the Company granted a total of 8,000 shares of restricted Common Stock under the 2014 Plan to its four non-employee directors. In January 2016, the Company granted a total of 6,000 shares of restricted Common Stock under the 2014 Plan to its three then non-employee directors. In March 2016, the Company granted 1,500 shares of restricted Common Stock under the 2014 Plan to a newly elected non-employee director. One-third of the shares granted will vest on each of the three annual anniversaries following the grant date.

In February 2017, the Company granted a total of 16,000 shares of restricted Common Stock under the 2014 Plan to two executive officers. The shares granted will vest on a monthly basis over the three year period following the grant date.

The fair value of the shares will be determined on each of the vesting dates. For the three months ended March 31, 2017, stock-based compensation of approximately $43,000 for these grants is included in the condensed consolidated statements of income and comprehensive income.

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

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at various rates depending on whether the temporary differences are subject to federal taxes, state taxes, or both.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2017	2016

Deferred tax asset:
Net operating loss carryovers (1)	$112,760	$131,626
Claims reserve discount	448,437	417,349
Unearned premium	2,902,155	2,877,365
Deferred ceding commission revenue	2,302,771	2,329,626
Other	166,025	188,675
Total deferred tax assets	5,932,148	5,944,641

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	4,239,112	4,161,526
Intangibles	430,100	459,000
Depreciation and amortization	250,206	265,671
Net unrealized appreciation of securities - available for sale	240,155	56,393
Total deferred tax liabilities	6,328,573	6,111,590

Net deferred income tax liability	$(396,425)	$(166,949)
_____________________________

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2017	2016	Expiration
State only (A)	$698,350	$655,719	December 31, 2037
Valuation allowance	(592,390)	(534,293)
State only, net of valuation allowance	105,960	121,426
Amount subject to Annual Limitation, federal only (B)	6,800	10,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$112,760	$131,626

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2017 and December 31, 2016 was approximately $10,744,000 and $10,088,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2037.

(B) The Company has an NOL of $20,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal NOL loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The losses subject to the Annual Limitation will be available for future years, expiring through December 31, 2019.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2017 and 2016. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31 2013 through December 31, 2016 remain subject to examination

Note 9 – Earnings Per Common Share

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2017 and 2016, the inclusion of -0- and 54,327 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended
	March 31,
	2017	2016

Weighted average number of shares outstanding	9,663,751	7,322,385
Effect of dilutive securities, common share equivalents	184,743	38,179

Weighted average number of shares outstanding,
used for computing diluted earnings per share	9,848,494	7,360,564

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

Office Lease

The Company is a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York. In June 2016, the Company entered into a lease modification agreement. The original lease had a term of seven years and nine months. The lease modification increased the space occupied by KICO and extended the lease term to seven years and nine months to be measured from the additional premises commencement date. The additional premises commencement date was September 19, 2016, and additional rent was payable beginning March 19, 2017. The original lease commencement date was July 1, 2015 and rent commencement began January 1, 2016.

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease will be recognized on a straight-line basis over the lease term. At March 31, 2017, cumulative rent expense exceeded cumulative rent payments by $86,494. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2017, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2017 (nine months)	$119,939
2018	164,117
2019	169,861
2020	175,806
2021	181,959
Thereafter	432,392
Total	$1,244,074

Rent expense for the three months ended March 31, 2017 and 2016 amounted to $41,342 and $26,126, respectively, and is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

Note 11 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2017 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared and Paid

On May 10, 2017, the Company’s Board of Directors approved a quarterly dividend of $.08 per share payable in cash on June 15, 2017 to stockholders of record as of the close of business on May 31, 2017.

Reinsurance

In March 2017, the Company bound a new personal lines quota share reinsurance treaty with different terms effective July 1, 2017. See Note 6, Property and Casualty Insurance Activity – Reinsurance.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses in New York State through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. In October 2016, a homeowners rate, rule, and form filing was approved for use by the State of New Jersey.  We began writing business in New Jersey on May 4, 2017.

In November 2016, we commenced a plan of action to upgrade KICO’s A. M. Best rating. In April 2017, A.M. Best upgraded the Financial Strength Rating (FSR) of KICO to A- (Excellent) from B++ (Good). We believe that an A.M. Best rating of A- will open new opportunities of growth for KICO. The plan called for us to raise capital with the intent to contribute a portion of the proceeds to KICO and to reduce KICO’s reliance on quota share reinsurance. On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ purchase option for an additional 192,500 shares of our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us was approximately $30,137,000. On March 1, 2017, we used $23,000,000 of the net proceeds of the offering to contribute capital to KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes. In March 2017, KICO bound its personal lines quota share treaty effective July 1, 2017, reducing the quota share rate to 20% from the current 40%.

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

Commercial automobile: Until April 2016, we provided liability and physical damage coverage for light commercial vehicles. Due to the poor performance of this line, effective October 1, 2014, we decided to no longer accept new commercial auto policies. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015. As of April 30, 2016 we had no commercial auto policies in force. We have 28 open claims remaining as of April 30, 2017.

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

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$26,125	$23,043	$3,082	13.4%
Assumed written premiums	4	5	(1)	(20.0)%
	26,129	23,048	3,081	13.4%
Ceded written premiums
Ceded to quota share treaties	6,542	5,823	719	12.3%
Ceded to excess of loss treaties	311	319	(8)	(2.5)%
Total ceded to catastrophe treaties	2,542	2,244	298	13.3%
Total ceded written premiums	9,395	8,386	1,009	12.0%

Net written premiums	16,734	14,662	2,072	14.1%

Change in unearned premiums
Direct and assumed	(328)	(123)	(205)	166.7%
Ceded to quota share treaties	(37)	(7)	(30)	428.6%
Change in net unearned premiums	(365)	(130)	(235)	180.8%

Premiums earned
Direct and assumed	25,802	22,926	2,876	12.5%
Ceded to quota share treaties	(9,432)	(8,394)	(1,038)	12.4%
Net premiums earned	16,370	14,532	1,838	12.6%
Ceding commission revenue	3,184	2,770	414	14.9%
Net investment income	858	813	45	5.5%
Net realized (loss) gain on investments	(55)	80	(135)	(168.8)%
Other income	290	249	41	16.5%
Total revenues	20,647	18,444	2,203	11.9%

	Three months ended March 31,
($ in thousands)	2017	2016	Change	Percent

Total revenues	20,647	18,444	2,203	11.9%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,527	11,460	1,067	9.3%
Losses from catastrophes (1)	-	2,337	(2,337)	(100.0)%
Total direct and assumed loss and loss adjustment expenses	12,527	13,797	(1,270)	(9.2)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,234	3,378	856	25.3%
Losses from catastrophes (1)	-	935	(935)	(100.0)%
Total ceded loss and loss adjustment expenses	4,234	4,313	(79)	(1.8)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,293	8,082	211	2.6%
Losses from catastrophes (1)	-	1,402	(1,402)	(100.0)%
Net loss and loss adjustment expenses	8,293	9,484	(1,191)	(12.6)%

Commission expense	4,889	4,270	619	14.5%
Other underwriting expenses	4,212	3,346	866	25.9%
Other operating expenses	756	329	427	129.8%
Depreciation and amortization	319	284	35	12.3%
Total expenses	18,469	17,713	756	4.3%

Income from operations before taxes	2,178	731	1,447	197.9%
Provision for income tax	708	190	518	272.6%
Net income	$1,470	$541	$929	171.7%

(1) For the three months ended March 31, 2016, includes the effects of severe winter weather (which we define as a catastrophe).  We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Three months ended March 31,
	2017	2016	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	50.7%	65.3%	(14.6)	(22.4)%
Net underwriting expense ratio	34.5%	31.6%	2.9	9.2%
Net combined ratio	85.2%	96.9%	(11.7)	(12.1)%

Direct Written Premiums

 Direct written premiums during the three months ended March 31, 2017 (“2017”) were $26,125,000 compared to $23,043,000 during the three months ended March 31, 2016 (“2016”). The increase of $3,082,000, or 13.4%, was primarily due to an increase in policies in-force during 2017 as compared to 2016, and writing policies with higher premiums. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 10.8% as of March 31, 2017 compared to March 31, 2016.

Net Written Premiums and Net Premiums Earned

 Net written premiums increased $2,072,000, or 14.1%, to $16,734,000 in 2017 from $14,662,000 in 2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a 40% quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. In March 2017, we bound a new personal lines quota share treaty effective July 1, 2017, reducing the quota share rate to 20%.

Excess of loss reinsurance treaty

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2017, our ceded excess of loss reinsurance premiums decreased by $8,000 over the comparable ceded premiums for 2016. The decrease was due to more favorable rates in 2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In 2017, our catastrophe reinsurance premiums increased by $298,000 over the comparable ceded premiums for 2016.

With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on all of our direct written premiums subject to the quota share, compared to catastrophe premiums being paid only on the amount of written premiums that we retained under the “gross” basis that expired on June 30, 2015.

Net premiums earned

Net premiums earned increased $1,838,000, or 12.6%, to $16,370,000 in 2017 from $14,532,000 in 2016. As premiums written earn ratably over a twelve month period, net premiums earned in 2017 increased due to the higher net written premiums generated for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2017 and 2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	March 31,
	2017	2016
	("2016/2017 Treaty")	("2015/2016 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	52%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2017	2016	Change	Percent

Provisional ceding commissions earned	$3,343	$3,099	$244	7.9%
Contingent ceding commissions earned	(159)	(329)	170	(51.7)%

Total ceding commission revenue	$3,184	$2,770	$414	14.9%

Ceding commission revenue was $3,184,000 in 2017 compared to $2,770,000 in 2016. The increase of $414,000, or 14.9%, was due to an increase in provisional ceding commissions earned and a reduction in negative contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2017 our provisional ceding rate was 52% effective July 1, 2016 under the 2016/2017 Treaty. In 2016 our provisional ceding rate was 55% effective July 1, 2015 under the 2015/2016 Treaty. The $244,000 increase in provisional ceding commissions earned is due to an increase in personal lines direct written premiums subject to the quota share, partially offset by the decrease in our provisional ceding commission rate as discussed above.

Contingent Ceding Commissions Earned

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaties detailed in the table above that were in effect during 2017 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2016. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2016 under those treaties.

The 2016/2017 Treaty and 2015/2016 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting the provisional commission rate higher than the rates we received in prior years. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. The “net” structure eliminates the adverse impact that catastrophe losses can have on contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty to take effect on July 1, 2017.

Net Investment Income

Net investment income was $858,000 in 2017 compared to $813,000 in 2016. The increase of $45,000, or 5.5%, was due to an increase in average invested assets in 2017, partially offset by a decrease in average yield. The average investment yield on invested assets was 3.77% as of March 31, 2017 compared to 4.51% as of March 31, 2016. The pre-tax equivalent investment yield on invested assets was 4.03% and 4.80% as of March 31, 2017 and 2016, respectively. The decrease in the average investment yield and the pre-tax equivalent investment yield is due to a shift toward: (1) shorter duration investments, which inherently have a lower yield, and (2) higher rated securities. A reduction in interest rates resulted in an increase to unrealized gains on our portfolio, which in turn reduced the average investment yield and the pre-tax equivalent investment yield.

Cash and invested assets was $138,921,000 as of March 31, 2017, compared to $93,976,000 as of March 31, 2016. The $44,945,000 increase in cash and invested assets resulted primarily from the net proceeds of $30,137,000 that we received in January and February of 2017 from our public offering, net proceeds of $4,808,000 that we received in April 2016 from a private placement and increased operating cash flows for the period after March 31, 2016. The net proceeds of the public offering was invested in cash equivalents until we received approval from the New York State Department of Financial Services to contribute $23,000,000 to KICO. The contribution of $23,000,000 to KICO on March 1, 2017, and subsequent investments from the proceeds was too late in the quarter to have a material effect on our investment income.

Other Income

 Other income was $290,000 in 2017 compared to $249,000 in 2016. The increase of $41,000, or 16.5%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $8,293,000 in 2017 compared to $9,484,000 in 2016. The net loss ratio was 50.7% in 2017 compared to 65.3% in 2016, a decrease of 14.6 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2017, the net loss ratio decreased compared to 2016 due to a combination of several factors. First, due to a relatively mild winter season, there was a reduction in the impact of severe winter weather.  We record a catastrophe impact for this component if losses incurred from winter weather claims exceed those expected in an average winter.  Since 2017 exhibited milder than average winter weather, we did not record a catastrophe impact from severe winter weather.  This compares to the 9.7 point impact in 2016, or a decrease of 9.7 points.  We recorded no impact from prior year loss development in 2017 compared to 2.9 points of favorable prior year development in 2016, or a decrease in the favorable impact of 2.9 points year-over-year. In addition, the core loss ratio excluding the impact of severe winter weather and prior year development decreased to 50.7% in 2017 from 58.5% in 2016, or a decrease of 7.8 points.  The decrease in the core net loss ratio is driven by declines in personal lines frequency and a reduced impact from large fire claims.  See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

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

 The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a Percentage of
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Total Loss and LAE Reserves
(in thousands except number of open claims and percentages)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
December 31, 2016	34	$2,434	$41,737	5.8%
March 31, 2017	29	$2,053	$44,612	4.6%

 Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of March 31, 2017 comprise 4.6% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $4,889,000 in 2017 or 19.0% of direct earned premiums. Commission expense was $4,270,000 in 2016 or 18.6% of direct earned premiums. The increase of $619,000 is due to the increase in direct written premiums in 2017 as compared to 2016. The increase in the percentage of commission expense to direct earned premiums to 19.0% in 2017 from 18.6% in 2016. The higher average commission rate in 2017 is due to growth in premiums written by certain producers, which made them eligible for an increase in commission rates in 2017. In addition, average commission rates increased due to a change in the mix of business to lines of business with higher commission rates.

Other Underwriting Expenses

Other underwriting expenses were $4,212,000 in 2017 compared to $3,346,000 in 2016. The increase of $866,000, or 25.9%, in other underwriting expenses was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $228,000 in 2017 compared to $25,000 in 2016. The increase of $203,000 includes the costs of salaries and employment costs, professional fees, IT and data services.

Salaries and employment costs, excluding Expansion Expenses costs discussed above, were $1,727,000 in 2017 compared to $1,516,000 in 2016. The increase of $211,000, or 13.9%, was slightly above the 12.6% increase in net premiums earned. Our employee bonus plan is aligned with our combined ratio. The lower the combined ratio, the greater the bonus percentage that our employees receive on their annual salaries. The combined ratio decreased by 11.7 percentage points in 2017, resulting in a $94,000 increase in the 2017 accrued bonus. The remaining increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume and annual rate increases in salaries.

Other underwriting expenses as a percentage of net premiums earned was 25.7% in 2017 compared to 23.0% in 2016. The table below provides an analysis of the significant components of the 2.7 percentage point increase. Our net underwriting expense ratio in 2017 was 34.5% compared with 31.6% in 2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2017	2016	Point Change

Ceding commission revenue - provisional	(20.4)%	(21.3)%	0.9
Ceding commission revenue - contingent	1.0	2.2	(1.2)
Other income	(1.6)	(1.7)	0.1
Acquistion costs and other underwriting expenses:
Commission expense	29.8	29.4	0.4
	8.8	8.6	0.2
Other underwriting expenses
Employment costs attributable to core NY business	10.5	10.4	0.1
Expansion Expenses	1.4	0.2	1.2
IT expenses	2.0	1.5	0.5
Adjustment to state premium tax rate	-	(0.9)	0.9
Other expenses	11.8	11.8	-
Total other underwriting expenses	25.7	23.0	2.7

Net underwriting expense ratio	34.5%	31.6%	2.9

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $756,000 in 2017 compared to $329,000 in 2016. The increase in 2017 of $427,000, or 129.8%, was primarily due to increases in both executive bonus compensation and equity compensation.

 Depreciation and Amortization

Depreciation and amortization was $319,000 in 2017 compared to $284,000 in 2016. The increase of $35,000, or 12.3%, in depreciation and amortization was primarily due to depreciation on newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2017 was $708,000, which resulted in an effective tax rate of 32.5%. Income tax expense in 2016 was $190,000, which resulted in an effective tax rate of 26.0%. Income before taxes was $2,178,000 in 2017 compared to $731,000 in 2016. The increase in the effective tax rate by 6.5 percentage points in 2017 is primarily due to a decrease in benefits from various permanent differences.

Net Income

Net income was $1,470,000 in 2017 compared to $541,000 in 2016. The increase in net income of $929,000, or 171.7%, was due to the circumstances described above that caused the increase in our net premiums earned, ceding commission revenue, net investment income, other income and a decrease in our net loss ratio, partially offset by increases in net realized losses on investments, other underwriting expenses related to premium growth, other operating expenses, and depreciation and amortization.

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

	For the Three Months Ended
	March 31,
	2017	2016

Gross premiums written:
Personal lines	$19,461,972	$17,441,086
Commercial lines	3,584,054	3,128,138
Livery physical damage	3,026,483	2,431,915
Other(1)	57,386	47,264
Total	$26,129,895	$23,048,403

Net premiums written:
Personal lines	$10,466,368	$9,385,438
Commercial lines	3,202,565	2,814,905
Livery physical damage	3,026,483	2,431,915
Other(1)	38,889	29,617
Total	$16,734,305	$14,661,875

Net premiums earned:
Personal lines	$10,690,583	$9,463,896
Commercial lines	2,842,580	2,680,725
Livery physical damage	2,792,347	2,255,854
Other(1)	44,238	131,200
Total	$16,369,748	$14,531,675

Net loss and loss adjustment expenses:
Personal lines	$5,352,112	$7,548,551
Commercial lines	1,528,796	910,834
Livery physical damage	965,522	988,553
Other(1)	(52,074)	(380,407)
Unallocated loss adjustment expenses	498,640	416,324
Total	$8,292,996	$9,483,855

Net loss ratio:
Personal lines	50.1%	79.8%
Commercial lines	53.8%	34.0%
Livery physical damage	34.6%	43.8%
Other(1)	-117.7%	-289.9%
Total	50.7%	65.3%

__________________________________

(1)
 “Other” includes, among other things, premiums and loss and loss adjustment expenses from commercial auto and our participation in a mandatory state joint underwriting association. Effective October 1, 2014 we decided to no longer accept applications for new commercial auto coverage. In February 2015, we decided to no longer offer renewals to our existing commercial auto policies beginning with those that expired on or after May 1, 2015

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2017	2016

Revenues
Net premiums earned	$16,369,748	$14,531,675
Ceding commission revenue	3,184,452	2,770,337
Net investment income	857,800	813,057
Net realized gain (loss) on investments	(54,506)	80,436
Other income	267,376	248,998
Total revenues	20,624,870	18,444,503

Expenses
Loss and loss adjustment expenses	8,292,996	9,483,855
Commission expense	4,888,978	4,270,066
Other underwriting expenses	4,212,417	3,346,441
Depreciation and amortization	318,698	283,538
Total expenses	17,713,089	17,383,900

Income from operations	2,911,781	1,060,603
Income tax expense	955,141	272,438
Net income	$1,956,640	$788,165

Key Measures:
Net loss ratio	50.7%	65.3%
Net underwriting expense ratio	34.5%	31.6%
Net combined ratio	85.2%	96.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,101,395	$7,616,507
Less: Ceding commission revenue	(3,184,452)	(2,770,337)
Less: Other income	(267,376)	(248,998)
Net underwriting expenses	$5,649,567	$4,597,172

Net premiums earned	$16,369,748	$14,531,675

Net Underwriting Expense Ratio	34.5%	31.6%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2017
Written premiums	$26,125,467	$4,428	$(9,395,590)	$16,734,305
Change in unearned premiums	(330,903)	2,981	(36,635)	(364,557)
Earned premiums	$25,794,564	$7,409	$(9,432,225)	$16,369,748

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,518,760	$8,040	$(4,233,804)	$8,292,996
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$12,518,760	$8,040	$(4,233,804)	$8,292,996

Loss ratio excluding the effect of catastrophes	48.5%	108.5%	44.9%	50.7%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	48.5%	108.5%	44.9%	50.7%

Three months ended March 31, 2016
Written premiums	$23,043,325	$5,078	$(8,386,528)	$14,661,875
Change in unearned premiums	(126,428)	3,571	(7,343)	(130,200)
Earned premiums	$22,916,897	$8,649	$(8,393,871)	$14,531,675

Loss and loss adjustment expenses exluding
the effect of catastrophes	$11,437,764	$22,297	$(3,378,683)	$8,081,378
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$13,775,225	$22,297	$(4,313,667)	$9,483,855

Loss ratio excluding the effect of catastrophes	49.9%	257.8%	40.3%	55.6%
Catastrophe loss	10.2%	0.0%	11.1%	9.7%
Loss ratio	60.1%	257.8%	51.4%	65.3%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2017	2016

Net premiums earned	$16,369,748	$14,531,675
Ceding commission revenue	3,184,452	2,770,337
Other income	267,376	248,998

Loss and loss adjustment expenses (1)	8,292,996	9,483,855

Acquistion costs and other underwriting expenses:
Commission expense	4,888,978	4,270,066
Other underwriting expenses	4,212,417	3,346,441
Total acquistion costs and other
underwriting expenses	9,101,395	7,616,507

Underwriting income	$2,427,185	$450,648

Key Measures:
Net loss ratio excluding the effect of catastrophes	50.7%	55.6%
Effect of catastrophe loss on net loss ratio (1) (2)	0.0%	9.7%
Net loss ratio	50.7%	65.3%

Net underwriting expense ratio excluding the
effect of catastrophes	34.5%	31.6%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%
Net underwriting expense ratio	34.5%	31.6%

Net combined ratio excluding the effect
of catastrophes	85.2%	87.2%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	9.7%
Net combined ratio	85.2%	96.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,101,395	$7,616,507
Less: Ceding commission revenue (1)	(3,184,452)	(2,770,337)
Less: Other income	(267,376)	(248,998)
Net underwriting expenses	$5,649,567	$4,597,172

Net premium earned	$16,369,748	$14,531,675

Net underwriting expense ratio	34.5%	31.6%
_________________________________________________

 (1) For the three months ended March 31, 2017 and 2016, includes the sum of net catastrophe losses and loss adjustment expenses of $-0- and $1,402,477, respectively, resulting from severe winter weather.

(2) For the three months ended March 31, 2016, the effect of catastrophe loss from severe winter weather on our net combined ratio includes the direct effects of loss and loss adjustment expenses and there were no indirect effects in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of March 31, 2017 and December 31, 2016:

Available-for-Sale Securities

	March 31, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$7,582,088	$214,232	$(18,806)	$(18,710)	$7,758,804	7.0%

Corporate and other bonds
Industrial and miscellaneous	70,449,109	781,970	(556,753)	(7,370)	70,666,956	63.8%

Residential mortgage and other
asset backed securities	22,523,039	72,990	(308,073)	(26,361)	22,261,595	20.1%
Total fixed-maturity securities	100,554,236	1,069,192	(883,632)	(52,441)	100,687,355	90.9%
Equity Securities	9,545,785	820,089	(120,639)	(142,740)	10,102,495	9.1%
Total	$110,100,021	$1,889,281	$(1,004,271)	$(195,181)	$110,789,850	100.0%

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	9.1%

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	59.4%

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	20.5%
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	89.0%
Equity Securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	11.0%
Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	100.0%

Held-to-Maturity Securities

	March 31, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,436	$147,603			$754,039	14.6%

Political subdivisions of States,
Territories and Possessions	1,149,119	38,236	(1,868)		1,185,487	23.0%

Corporate and other bonds
Industrial and miscellaneous	3,139,888	98,656	(7,065)	(11,654)	3,219,825	62.4%

Total	$4,895,443	$284,495	$(8,933)	$(11,654)	$5,159,351	100.0%

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	14.2%

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	26.2%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	59.6%

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2017 and December 31, 2016 is shown below:

	March 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	650,000	641,068	650,000	642,455
Five to ten years	3,639,007	3,764,244	3,838,475	3,901,625
More than 10 years	606,436	754,039	606,427	754,039
Total	$4,895,443	$5,159,351	$5,094,902	$5,298,119

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2017 and December 31, 2016 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,569,684	1.6%	1,801,106	2.2%
AA	7,265,319	7.2%	7,236,457	9.0%
A	16,722,227	16.6%	13,944,784	17.3%
BBB	51,660,891	51.3%	38,908,731	48.4%
BB	1,207,640	1.2%	-	0.0%
Total corporate and municipal bonds	78,425,761	77.9%	61,891,078	76.9%

Residential mortgage and other asset backed securities
AAA	2,008,270	2.0%	-	0.0%
AA	13,589,245	13.5%	14,143,828	17.7%
A	2,654,485	2.6%	173,973	0.2%
CCC	488,902	0.5%	513,369	0.6%
C	28,905	0.0%	112,136	0.1%
D	3,491,787	3.5%	3,594,444	4.5%
Total residential mortgage and other asset backed securities	22,261,594	22.1%	18,537,750	23.1%

Total	$100,687,355	100.0%	$80,428,828	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2017 and December 31, 2016:

Category	March 31, 2017	December 31, 2016
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.88%	3.87%

Corporate and other bonds
Industrial and miscellaneous	3.89%	3.86%

Residential mortgage and other asset backed securities	3.05%	3.83%

Total	3.71%	3.85%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Weighted average effective maturity	5.6	5.0

Weighted average final maturity	8.3	8.3

Effective duration	4.8	4.4

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2017 and December 31, 2016, 69% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of March 31, 2017 and December 31, 2016. As of March 31, 2017 our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded a credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$759,346	$(18,806)	2	$313,326	$(18,710)	1	$1,072,672	$(37,516)

Corporate and other
bonds industrial and
miscellaneous	26,857,516	(556,753)	46	238,393	(7,370)	1	27,095,909	(564,123)

Residential mortgage and other
asset backed securities	18,537,897	(308,073)	30	477,494	(26,361)	4	19,015,391	(334,434)

Total fixed-maturity
securities	$46,154,759	$(883,632)	78	$1,029,213	$(52,441)	6	$47,183,972	$(936,073)

Equity Securities:
Preferred stocks	$3,376,750	$(120,639)	7	$656,000	$(75,322)	1	$4,032,750	$(195,961)
Common stocks	-	-	-	291,000	(67,418)	1	291,000	(67,418)

Total equity securities	$3,376,750	$(120,639)	7	$947,000	$(142,740)	2	$4,323,750	$(263,379)

Total	$49,531,509	$(1,004,271)	85	$1,976,213	$(195,181)	8	$51,507,722	$(1,199,452)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

There were 93 securities at March 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 85 securities at December 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ purchase option for an additional 192,500 shares of our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us was approximately $30,137,000. On March 1, 2017, we used $23,000,000 of the net proceeds of the offering to contribute capital to KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes.

Through the quarter ended March 31, 2017, the primary source of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions.  For the three months ended March 31, 2017, KICO paid dividends of $500,000 to us.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2017	2016

Cash flows provided by (used in):
Operating activities	$2,056,143	$2,672,714
Investing activities	(20,370,870)	(10,091,378)
Financing activities	29,505,862	(553,484)
Net increase (decrease) in cash and cash equivalents	11,191,135	(7,972,148)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$23,235,655	$5,579,224

Net cash provided by operating activities was $2,056,000 in 2017 as compared to $2,673,000 in 2016. The $617,000 decrease in cash flows provided by operating activities in 2017 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, partially offset by an increase in net income (adjusted for non-cash items) of $1,233,000. We had a greater amount of payables and accrued liabilities including commissions and employee bonuses as of December 31, 2016 compared to December 31, 2015, which were paid in the subsequent three months ended in 2017 and 2016.

Net cash used in investing activities was $20,371,000 in 2017 compared to $10,091,000 in 2016. The $10,280,000 increase in net cash used in investing activities is the result of a $5,089,000 increase in acquisitions of invested assets, a $4,524,000 decrease in sales or maturities of invested assets and a $415,000 increase in the amount of fixed asset acquisitions in 2017.

Net cash provided by financing activities was $29,506,000 in 2017 compared to $553,000 used in 2016. The $30,059,000 increase in net cash provided by financing activities is the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017 and a $96,000 decrease in the purchase of treasury stock, offset partially by a $206,000 increase in dividends paid due to an increase in the shares outstanding.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2016/2017 Treaty. Our quota share reinsurance treaty in effect for 2016 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2015/2016 Treaty.

Our 2015/2016 Treaty and 2016/2017 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2016	July 1, 2015
	to	to
Line of Busines	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	40%	40%
Risk retained	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$833,333	$750,000
Excess of loss coverage above quota share coverage	$3,666,667	$3,750,000
	in excess of	in excess of
	$833,333	$750,000
Total reinsurance coverage per occurrence	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000
Expiration date	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$3,000,000
Expiration date	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None
Risk retained	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$4,000,000	$4,075,000
	in excess of	in ecess of
	$500,000	$425,000
Total reinsurance coverage per occurrence	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%
Percent ceded - excess of $1,000,000 of coverage	100%
Risk retained	$100,000
Total reinsurance coverage per occurrence	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000
Expiration date	June 30, 2017

Commercial Auto:
Risk retained		$300,000
Excess of loss coverage in excess of risk retained		$1,700,000
		in excess of
		$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (1)	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (3)	$247,000,000	$176,000,000
Severe winter weather aggregate (3)	No	Yes
Reinstatement premium protection (4)	Yes	Yes

(1)
Plus losses in excess of catastrophe coverage.
(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
(3)
From July 1, 2015 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
(4)
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2016 and under the treaties that expired on June 30, 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)	$1,000,000 - $3,000,000	None(1)
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None(1)
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%
________________
(1)
Covered by excess of loss treaties.

(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

New Quota Share Reinsurance Treaty Effective July 1, 2017

In March 2017, we bound our personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from the current 40% in the expiring treaty, and the provisional ceding commission rate increases to 52.5%, from the current 52.0% in the expiring treaty. The new treaty covers a two year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). We shall have the option under broad circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. The two reinsurers who participate in the quota share reinsurance treaty shall have the option under limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to us.

Off-Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors That May Affect Future Results and Financial Condition

 Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None

(b)
Not applicable

(c)
There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2017.

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

KINGSTONE COMPANIES, INC.

Dated: May 11, 2017	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: May 11, 2017	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer