Form 10-Q
period 2017-06-30
KINGSTONE COMPANIES, INC.
filed 2017-08-10
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 10, 2017 there were 10,630,492 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4 —	Controls and Procedures	66

PART II — OTHER INFORMATION		68
Item 1 —	Legal Proceedings	68
Item 1A —	Risk Factors	68
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3 —	Defaults Upon Senior Securities	68
Item 4 —	Mine Safety Disclosures	68
Item 5 —	Other Information	68
Item 6 —	Exhibits	69
Signatures		70

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

PART I. FINANCIAL INFORMATION

Item 1.
 Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,193,772 at June 30, 2017 and $5,298,119 at December 31, 2016)	$4,895,894	$5,094,902
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$111,374,779 at June 30, 2017 and $80,596,628 at December 31, 2016)	112,423,511	80,428,828
Equity securities, available-for-sale, at fair value (cost of $11,311,097
at June 30, 2017 and $9,709,385 at December 31, 2016)	11,772,818	9,987,686
Total investments	129,092,223	95,511,416
Cash and cash equivalents	14,357,465	12,044,520
Premiums receivable, net	13,126,077	11,649,398
Reinsurance receivables, net	34,543,843	32,197,765
Deferred policy acquisition costs	13,284,665	12,239,781
Intangible assets, net	1,180,000	1,350,000
Property and equipment, net	3,838,351	3,011,373
Other assets	1,268,699	1,442,209
Total assets	$210,691,323	$169,446,462

Liabilities
Loss and loss adjustment expense reserves	$44,196,576	$41,736,719
Unearned premiums	59,034,845	54,994,375
Advance premiums	2,169,979	1,421,560
Reinsurance balances payable	2,803,939	2,146,017
Deferred ceding commission revenue	7,228,966	6,851,841
Accounts payable, accrued expenses and other liabilities	4,598,774	5,448,448
Deferred income taxes	339,840	166,949
Total liabilities	120,372,919	112,765,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,600,288 shares at June 30, 2017 and 8,896,335 at December 31, 2016; outstanding
10,622,491 shares at June 30, 2017 and 7,921,866 shares at December 31, 2016	116,002	88,963
Capital in excess of par	68,218,302	37,950,401
Accumulated other comprehensive income	996,899	72,931
Retained earnings	23,031,059	20,563,720
	92,362,262	58,676,015
Treasury stock, at cost, 977,797 shares at June 30, 2017
and 974,469 shares at December 31, 2016	(2,043,858)	(1,995,462)
Total stockholders' equity	90,318,404	56,680,553

Total liabilities and stockholders' equity	$210,691,323	$169,446,462

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues
Net premiums earned	$16,953,727	$15,010,875	$33,323,475	$29,542,550
Ceding commission revenue	3,305,938	2,569,025	6,490,390	5,339,362
Net investment income	1,026,004	764,070	1,883,804	1,577,127
Net realized gains on investments	130,423	283,432	75,917	363,868
Other income	308,159	284,508	597,859	533,855
Total revenues	21,724,251	18,911,910	42,371,445	37,356,762

Expenses
Loss and loss adjustment expenses	7,454,922	5,786,836	15,747,918	15,270,691
Commission expense	5,101,566	4,526,208	9,990,544	8,796,274
Other underwriting expenses	4,199,616	3,596,134	8,412,033	6,942,575
Other operating expenses	906,690	432,696	1,662,494	761,935
Depreciation and amortization	326,174	289,173	644,872	573,001
Total expenses	17,988,968	14,631,047	36,457,861	32,344,476

Income from operations before taxes	3,735,283	4,280,863	5,913,584	5,012,286
Income tax expense	1,224,891	1,438,602	1,932,612	1,628,993
Net income	2,510,392	2,842,261	3,980,972	3,383,293

Other comprehensive income, net of tax
Gross change in unrealized gains
on available-for-sale-securities	951,047	873,850	1,475,869	2,357,914

Reclassification adjustment for gains
included in net income	(130,423)	(283,432)	(75,917)	(363,868)
Net change in unrealized gains	820,624	590,418	1,399,952	1,994,046
Income tax expense related to items
of other comprehensive income	(279,012)	(200,742)	(475,984)	(677,976)
Other comprehensive income, net of tax	541,612	389,676	923,968	1,316,070

Comprehensive income	$3,052,004	$3,231,937	$4,904,940	$4,699,363

Earnings per common share:
Basic	$0.24	$0.36	$0.39	$0.45
Diluted	$0.23	$0.36	$0.39	$0.44

Weighted average common shares outstanding
Basic	10,622,496	7,794,347	10,145,772	7,558,366
Diluted	10,822,577	7,853,284	10,337,213	7,607,231

Dividends declared and paid per common share	$0.0800	$0.0625	$0.1425	$0.1250

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six months ended June 30, 2017

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2017	-	$-	8,896,335	$88,963	$37,950,401	$72,931	$20,563,720	974,469	$(1,995,462)	$56,680,553
Proceeds from public offering, net of
offering costs of $2,173,000	-	-	2,692,500	26,925	30,109,774	-	-	-	-	30,136,699
Stock-based compensation	-	-	-	-	127,768	-	-	-	-	127,768
Vesting of restricted stock awards	-	-	5,621	56	(56)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes			(584)	(6)	(8,882)					(8,888)
Exercise of stock options	-	-	6,416	64	39,297	-	-	-	-	39,361
Acquisition of treasury stock	-	-	-	-	-	-	-	3,328	(48,396)	(48,396)
Dividends	-	-	-	-	-	-	(1,513,633)	-	-	(1,513,633)
Net income	-	-	-	-	-	-	3,980,972	-	-	3,980,972
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	923,968	-	-	-	923,968
Balance, June 30, 2017	-	$-	11,600,288	$116,002	$68,218,302	$996,899	$23,031,059	977,797	$(2,043,858)	$90,318,404

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2017	2016

Cash flows from operating activities:
Net income	$3,980,972	$3,383,293
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized gains on sale of investments	(75,917)	(363,868)
Depreciation and amortization	644,872	573,001
Amortization of bond premium, net	258,269	167,488
Stock-based compensation	127,768	66,326
Deferred income tax expense	(303,093)	(125,559)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,476,679)	(628,529)
Reinsurance receivables, net	(2,346,078)	(4,084,209)
Deferred policy acquisition costs	(1,044,884)	(712,750)
Other assets	173,510	(196,719)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	2,459,857	4,458,724
Unearned premiums	4,040,470	2,570,009
Advance premiums	748,419	589,746
Reinsurance balances payable	657,922	2,216,854
Deferred ceding commission revenue	377,125	227,921
Accounts payable, accrued expenses and other liabilities	(849,674)	(329,177)
Net cash flows provided by operating activities	7,372,859	7,812,551

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(36,818,402)	(23,339,058)
Purchase - equity securities available-for-sale	(2,275,929)	(5,585,777)
Redemption - fixed-maturity securities held-to-maturity	200,000	-
Sale or maturity - fixed-maturity securities available-for-sale	5,732,151	14,314,798
Sale - equity securities available-for-sale	798,973	4,212,336
Acquisition of fixed assets	(1,301,850)	(326,575)
Other investing activities	-	250,448
Net cash flows used in investing activities	(33,665,057)	(10,473,828)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,136,699	4,813,574
Proceeds from exercise of stock options	39,361	-
Purchase of treasury stock	(48,396)	(113,267)
Withholding taxes paid on vested retricted stock awards	(8,888)	-
Dividends paid	(1,513,633)	(952,128)
Net cash flows provided by financing activities	28,605,143	3,748,179

Increase in cash and cash equivalents	$2,312,945	$1,086,902
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$14,357,465	$14,638,274

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,762,000	$1,747,466

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey and Pennsylvania; although New Jersey is now a growing expansion market for the Company, KICO currently writes substantially all of its business in New York.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.

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

Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$12,080,402	$269,275	$(40,955)	$(23,057)	$12,285,665	$205,263

Corporate and other bonds
Industrial and miscellaneous	77,041,418	1,202,532	(371,550)	(5,946)	77,866,454	825,036

Residential mortgage and other
asset backed securities	22,252,959	233,063	(190,684)	(23,946)	22,271,392	18,433
Total fixed-maturity securities	111,374,779	1,704,870	(603,189)	(52,949)	112,423,511	1,048,732

Equity Securities:
Preferred stocks	6,512,399	59,812	(77,538)	(88,073)	6,406,600	(105,799)
Common stocks	4,798,698	656,319	(10,131)	(78,668)	5,366,218	567,520
Total equity securities	11,311,097	716,131	(87,669)	(166,741)	11,772,818	461,721

Total	$122,685,876	$2,421,001	$(690,858)	$(219,690)	$124,196,329	$1,510,453

	December 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	$152,439

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	(43,206)

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	(277,033)
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	(167,800)

Equity Securities:
Preferred stocks	5,986,588	10,317	(241,333)	(70,571)	5,685,001	(301,587)
Common stocks	3,722,797	691,324	(13,968)	(97,468)	4,302,685	579,888
Total equity securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	278,301

Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	$110,501

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2017 and December 31, 2016 is shown below:

	June 30, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$2,377,970	$2,391,524	$1,752,501	$1,765,795
One to five years	31,548,682	32,100,717	29,541,568	29,913,308
Five to ten years	50,427,456	50,883,126	30,487,775	30,211,974
More than 10 years	4,767,712	4,776,752	-	-
Residential mortgage and other asset backed securities	22,252,959	22,271,392	18,814,784	18,537,751
Total	$111,374,779	$112,423,511	$80,596,628	$80,428,828

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,446	$147,593	$-	$-	$754,039	$147,593

Political subdivisions of States,
Territories and Possessions	1,149,077	55,703	(2,500)	-	1,202,280	53,203

Corporate and other bonds
Industrial and miscellaneous	3,140,371	117,338	(5,025)	(15,231)	3,237,453	97,082

Total	$4,895,894	$320,634	$(7,525)	$(15,231)	$5,193,772	$297,878

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	$147,612

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	37,321

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	18,284

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	$203,217

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2017 and December 31, 2016 is shown below:

	June 30, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,300,771	1,327,098	650,000	642,455
Five to ten years	2,988,677	3,112,635	3,838,475	3,901,625
More than 10 years	606,446	754,039	606,427	754,039
Total	$4,895,894	$5,193,772	$5,094,902	$5,298,119

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Income:
Fixed-maturity securities	$935,543	$685,776	$1,680,996	$1,350,252
Equity securities	128,501	104,652	264,986	280,603
Cash and cash equivalents	2,505	2,732	8,674	9,178
Total	1,066,549	793,160	1,954,656	1,640,033
Expenses:
Investment expenses	40,545	29,090	70,852	62,906
Net investment income	$1,026,004	$764,070	$1,883,804	$1,577,127

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $200,000 and $-0- for the six months ended June 30, 2017 and 2016, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $5,732,151 and $14,314,798 for the six months ended June 30, 2017 and 2016, respectively.

Proceeds from the sale of equity securities available-for-sale were $798,973 and $4,212,336 for the six months ended June 30, 2017 and 2016, respectively.

The Company’s net realized gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Fixed-maturity securities:
Gross realized gains	$48,595	$205,476	$61,718	$311,893
Gross realized losses (1)	(74,437)	(65,428)	(110,557)	(170,971)
	(25,842)	140,048	(48,839)	140,922

Equity securities:
Gross realized gains	156,265	232,929	156,265	315,617
Gross realized losses	-	(19,634)	(31,509)	(22,760)
	156,265	213,295	124,756	292,857

Other-than-temporary impairment losses:
Fixed-maturity securities	-	(69,911)	-	(69,911)

Net realized gains	$130,423	$283,432	$75,917	$363,868

(1)
Gross realized losses for the six months ended June 30, 2017 include $747 of loss from the redemption of fixed-maturity securities held-to-maturity.

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2017 and December 31, 2016, there were 75 and 85 securities, respectively, that accounted for the gross unrealized loss. As of June 30, 2017, the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded a credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the six months ended June 30, 2017 and 2016. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held securities with unrealized losses representing declines that were considered temporary at June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$4,767,571	$(40,9554)	8	$307,632	$(23,057)	1	$5,075,203	$(64,012)

Corporate and other
bonds industrial and
miscellaneous	16,347,328	(371,550)	30	240,000	(5,946)	1	16,587,328	(377,496)

Residential mortgage and other
asset backed securities	15,639,089	(190,684)	20	168,088	(23,946)	3	15,807,177	(214,630)

Total fixed-maturity
securities	$36,753,988	$(603,189)	58	$715,720	$(52,949)	5	$37,469,708	$(656,138)

Equity Securities:
Preferred stocks	$3,033,150	$(77,538)	7	$1,158,400	$(88,073)	2	$4,191,550	$(165,611)
Common stocks	725,031	(10,131)	2	279,750	(78,668)	1	1,004,781	(88,799)

Total equity securities	$3,758,181	$(87,669)	9	$1,438,150	$(166,741)	3	$5,196,331	$(254,410)

Total	$40,512,169	$(690,858)	67	$2,153,870	$(219,690)	8	$42,666,039	$(910,548)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

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

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange (such as the NASDAQ Global Select Market), U.S. Treasury securities and obligations of U.S. government agencies, together with corporate debt securities that are generally investment grade.

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

The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, the Company considers prices and inputs that are current as of the measurement date. In periods of market dislocation, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.

The Company’s investments are allocated among pricing input levels at June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$12,285,665	$-	$12,285,665

Corporate and other
bonds industrial and
miscellaneous	73,039,798	4,826,656	-	77,866,454

Residential mortgage and other asset backed securities	-	22,271,392	-	22,271,392
Total fixed maturities	73,039,798	39,383,713	-	112,423,511
Equity securities	11,772,818	-	-	11,772,818
Total investments	$84,812,616	$39,383,713	$-	$124,196,329

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,205,888	$-	$8,205,888

Corporate and other
bonds industrial and
miscellaneous	48,356,317	5,328,872	-	53,685,189

Residential mortgage backed securities	-	18,537,751	-	18,537,751
Total fixed maturities	48,356,317	32,072,511	-	80,428,828
Equity securities	9,987,686	-	-	9,987,686
Total investments	$58,344,003	$32,072,511	$-	$90,416,514

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments and real estate:

Equity securities and fixed income securities:  Fair value is based on quoted market prices from a recognized pricing service.

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

The estimated fair values of the Company’s financial instruments and real estate as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$4,895,894	$5,193,772	$5,094,902	$5,298,119
Cash and cash equivalents	$14,357,465	$14,357,465	$12,044,520	$12,044,520
Premiums receivable	$13,126,077	$13,126,077	$11,649,398	$11,649,398
Reinsurance receivables	$34,543,843	$34,543,843	$32,197,765	$32,197,765
Real estate, net of accumulated depreciation	$1,828,350	$1,925,000	$1,659,405	$1,925,000
Reinsurance balances payable	$2,803,939	$2,803,939	$2,146,017	$2,146,017

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2017
Premiums written	$56,583,867	$6,293	$(20,128,555)	$36,461,605
Change in unearned premiums	(4,048,796)	8,327	902,339	(3,138,130)
Premiums earned	$52,535,071	$14,620	$(19,226,216)	$33,323,475

Six months ended June 30, 2016
Premiums written	$49,204,416	$15,998	$(17,605,857)	$31,614,557
Change in unearned premiums	(2,573,545)	3,537	498,001	$(2,072,007)
Premiums earned	$46,630,871	$19,535	$(17,107,856)	$29,542,550

Three months ended June 30, 2017
Premiums written	$30,458,400	$1,865	$(10,732,965)	$19,727,300
Change in unearned premiums	(3,717,893)	5,346	938,974	(2,773,573)
Premiums earned	$26,740,507	$7,211	$(9,793,991)	$16,953,727

Three months ended June 30, 2016
Premiums written	$26,161,091	$10,920	$(9,219,329)	$16,952,682
Change in unearned premiums	(2,447,117)	(34)	505,344	(1,941,807)
Premiums earned	$23,713,974	$10,886	$(8,713,985)	$15,010,875

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2017 and December 31, 2016 was approximately $2,170,000 and $1,422,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2017	2016

Balance at beginning of period	$41,736,719	$39,876,500
Less reinsurance recoverables	(15,776,880)	(16,706,364)
Net balance, beginning of period	25,959,839	23,170,136

Incurred related to:
Current year	15,958,020	15,378,670
Prior years	(210,102)	(107,979)
Total incurred	15,747,918	15,270,691

Paid related to:
Current year	7,462,585	7,554,317
Prior years	6,295,577	5,870,254
Total paid	13,758,162	13,424,571

Net balance at end of period	27,949,595	25,016,256
Add reinsurance recoverables	16,246,981	19,318,968
Balance at end of period	$44,196,576	$44,335,224

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $7,426,541 and $7,103,935 for the six months ended June 30, 2017 and 2016, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2017 and 2016 was $(210,102) favorable and $(107,979) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of June 30, 2014 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of June 30, 2017, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2017 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2008 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of June 30, 2017
	For the Years Ended December 31,									Six Months Ended June 30,	IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$ 4,505	$ 4,329	$ 4,223	$ 4,189	$ 4,068	$ 4,055	$ 4,056	$ 4,040	$ 4,038	$ 4,038	$ 2	1,133
2009		4,403	4,254	4,287	4,384	4,511	4,609	4,616	4,667	4,667	7	1,136
2010			5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,848	11	1,616
2011				7,603	7,678	8,618	9,440	9,198	9,066	9,121	57	1,913
2012					9,539	9,344	10,278	10,382	10,582	10,703	128	4,702	(1)
2013						10,728	9,745	9,424	9,621	9,666	341	1,556
2014							14,193	14,260	14,218	14,368	938	2,123
2015								22,340	21,994	21,933	1,931	2,518
2016									26,062	25,444	3,835	2,815
2017										14,960	4,001	1,461
									Total	$ 121,748

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business

(in thousands)
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Six Months Ended June 30,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$2,406	$3,346	$3,730	$3,969	$4,003	$4,029	$4,028	$4,031	$4,031	$4,031
2009		2,298	3,068	3,607	3,920	4,134	4,362	4,424	4,468	4,472
2010			2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,767
2011				3,740	5,117	6,228	7,170	8,139	8,540	8,623
2012					3,950	5,770	7,127	8,196	9,187	9,762
2013						3,405	5,303	6,633	7,591	7,852
2014							5,710	9,429	10,738	11,080
2015								12,295	16,181	17,242
2016									15,364	18,749
2017										6,954
									Total	$95,532

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$26,216
All outstanding liabilities before 2008, net of reinsurance										589
Liabilities for claims and allocted claim adjustment expenses, net of reinsurance										$26,805

The reconciliation of the net incurred and paid claims development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	June 30, 2017
Liabilities for claims and claim adjustment expenses, net of reinsurance	$26,805
Total reinsurance recoverable on unpaid claims	16,247
Unallocated claims adjustment expenses	1,145
Total gross liability for loss and LAE reserves	$44,197

Commercial Auto Line of Business

Effective October 1, 2014 the Company decided that it would no longer accept applications for new commercial auto policies. The action was taken following a series of underwriting and pricing measures which were intended to improve the profitability of this line of business. The actions taken did not yield the hoped for results. In February 2015, the Company made the decision that it would no longer offer renewals on its existing commercial auto policies beginning with those that expired on or after May 1, 2015. The Company had no commercial auto policies in force as of June 30, 2017 and 2016. As of June 30, 2017 and 2016, the Company had 23 and 44 open commercial auto claims outstanding, respectively.

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2017 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”). The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2016 were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”).

In March 2017, the Company bound its personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 52.5%, from 52.0% in the 2016/2017 Treaty. The new treaty covers a two year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The Company has the option under certain circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. Such two reinsurers who participate in the treaty have the option under certain limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the Company.

The Company’s 2015/2016 Treaty, 2016/2017 Treaty, and 2017/2019 Treaty provide for the following material terms:

		Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Busines	June 30, 2018	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000
Expiration date	June 30, 2018	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

(1)
For personal lines, the 2017/2019 Treaty includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)
Plus losses in excess of catastrophe coverage.
(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
(4)
From July 1, 2015 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
(5)
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2017 and 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $3,000,000	None
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%

(1)
Covered by excess of loss treaties.

(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2017 are as follows:

	July 1, 2017 - June 30, 2018
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $320,000,000	None
	Over $320,000,000	100%

(1)
Two year treaty with expiration date of June 30, 2019. The Company and the reinsurers have the option to reduce quota share rate or terminate on June 30, 2018 as discussed above.

(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.

(3)
Covered by excess of loss treaties.

(4)
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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months and six months ended June 30, 2017 are attributable to contracts for the 2016/2017 Treaty. The Company’s Loss Ratios for treaties in effect for the three months and six months ended June 30, 2016 are attributable to contracts for the 2015/2016 Treaty.

Treaties in effect for the three months and six months ended June 30, 2017

Under the 2016/2017 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2016 through June 30, 2017 (attributable to the 2016/2017 Treaty) were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no contingent commission was recorded for the three months and six months ended June 30, 2017.

Treaties in effect for the three months and six months ended June 30, 2016

Under the 2015/2016 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent rate adjustment based on Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2015/2016 Treaty. The Company’s Loss Ratio for the period July 1, 2015 through June 30, 2016, which were attributable to the 2015/2016 Treaty, was higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the three months and six months ended June 30, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

In addition to the treaties that were in effect for the three months and six months ended June 30, 2017 and 2016, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Provisional ceding commissions earned	$3,424,577	$3,222,851	$6,768,346	$6,322,465
Contingent ceding commissions earned	(118,639)	(653,826)	(277,956)	(983,103)
	$3,305,938	$2,569,025	$6,490,390	$5,339,362

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. Contingent ceding commissions earned in any period include the combined effect of changes recorded for all active treaties. As of June 30, 2017 and December 31, 2016, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,170,000 and $773,000, respectively, which are recorded in reinsurance balances payable in the accompanying condensed consolidated balance sheets.

Note 7 – Stockholders’ Equity

Public Offering of Common Stock

On January 31, 2017, the Company closed on an underwritten public offering of 2,500,000 shares of its Common Stock. On February 14, 2017, the Company closed on the underwriters’ purchase option for an additional 192,500 shares of its Common Stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to the Company were approximately $30,137,000, after deducting underwriting discounts and commissions and other offering expenses in the aggregate amount of  approximately $2,173,000.

On March 1, 2017, the Company used $23,000,000 of the net proceeds from the offering to contribute capital to its insurance subsidiary, KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes. A shelf registration statement relating to the shares sold in the offering was filed with the SEC and became effective on January 19, 2017.

Dividends Declared

Dividends declared and paid on Common Stock were $1,513,633 and $952,128 for the six months ended June 30, 2017 and 2016, respectively. The Company’s Board of Directors approved a quarterly dividend on August 9, 2017 of $.08 per share payable in cash on September 15, 2017 to stockholders of record as of August 31, 2017 (see Note 11).

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

The results of operations for the three months ended June 30, 2017 and 2016 include stock-based stock option compensation expense totaling approximately $14,000 and $34,000, respectively. The results of operations for the six months ended June 30, 2017 and 2016 include stock-based stock option compensation expense totaling approximately $30,000 and $66,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and six months ended June 30, 2017 and 2016. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense for the six months ended June 30, 2017 and 2016 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the six months ended June 30, 2017. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2016 was $1.87 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

Six months ended
June 30,
	2017	2016

Dividend Yield	n/a	2.74% - 3.18%
Volatility	n/a	31.61% - 31.81%
Risk-Free Interest Rate	n/a	1.01% - 1.11%
Expected Life	n/a	3.25 years

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the six months ended June 30, 2017 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2017	362,750	$6.62	2.61	$2,586,748

Granted	-	$-		$-
Exercised	(6,500)	$6.26		$50,188
Forfeited	-	$-		$-

Outstanding at June 30, 2017	356,250	$6.63	2.12	$3,090,223

Vested and Exercisable at June 30, 2017	273,750	$6.48	1.96	$2,415,123

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $15.30 closing price of the Company’s Common Stock on June 30, 2017.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $39,361 from the exercise of options for the purchase of 6,250 shares of Common Stock during the six months ended June 30, 2017. The remaining 250 options exercised during the six months ended June 30, 2017 were Net Exercises, resulting in the issuance of 166 shares of Common Stock. No options were exercised during the six months ended June 30, 2016.

As of June 30, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $14,000. Unamortized compensation cost as of June 30, 2017 is expected to be recognized over a remaining weighted-average vesting period of 0.78 years.

As of June 30, 2017, there were 556,573 shares reserved for grants under the 2014 Plan.

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

In February 2017, the Company granted a total of 16,000 shares of restricted Common Stock under the 2014 Plan to two executive officers. In April 2017 the Company granted a total of 24,010 shares of restricted Common Stock under the 2014 Plan to four executive officers and thirteen employees. The shares granted to executives and employees will vest on a monthly basis over the three year period following the grant date.

Fair value was calculated using the closing price of our Common Stock on the grant date. For the three months and six months ended June 30, 2017, stock-based compensation of approximately $55,000 and $97,000, respectively, for these grants is included in the condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2017	2016

Deferred tax asset:
Net operating loss carryovers (1)	$112,760	$131,626
Claims reserve discount	449,361	417,349
Unearned premium	3,141,650	2,877,365
Deferred ceding commission revenue	2,457,848	2,329,626
Other	372,142	188,675
Total deferred tax assets	6,533,761	5,944,641

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	4,516,786	4,161,526
Intangibles	401,200	459,000
Depreciation and amortization	267,447	265,671
Net unrealized appreciation of securities - available for sale	519,168	56,393
Total deferred tax liabilities	6,873,601	6,111,590

Net deferred income tax liability	$(339,840)	$(166,949)

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	2017	2016	Expiration
State only (A)	$730,737	$655,719	December 31, 2037
Valuation allowance	(624,777)	(534,293)
State only, net of valuation allowance	105,960	121,426
Amount subject to Annual Limitation, federal only (B)	6,800	10,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$112,760	$131,626

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2017 and December 31, 2016 was approximately $11,242,000 and $10,088,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2037.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2017 and 2016. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31 2013 through December 31, 2016 remain subject to examination.

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended June 30, 2017 and 2016, the inclusion of -0- and 29,794 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the six months ended June 30, 2017 and 2016, the inclusion of -0- and 17,060 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Weighted average number of shares outstanding	10,622,496	7,794,347	10,145,772	7,558,366
Effect of dilutive securities, common share equivalents	200,081	58,937	191,441	48,865

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,822,577	7,853,284	10,337,213	7,607,231

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At June 30, 2017, cumulative rent expense exceeded cumulative rent payments by $87,857. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2017, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2017 (six months)	$79,959
2018	164,117
2019	169,861
2020	175,806
2021	181,959
Thereafter	432,392
Total	$1,204,094

Rent expense for the three months ended June 30, 2017 and 2016 amounted to $41,342 and $26,126, respectively. Rent expense for the six months ended June 30, 2017 and 2016 amounted to $82,684 and $52,252 respectively. Rent expense is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

Note 11 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2017 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Investments

In July 2017, KICO became a member of the Federal Home Loan Bank of New York (“FHLBNY”). Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with US Treasury and agency securities.

Dividends Declared and Paid

On August 9, 2017, the Company’s Board of Directors approved a quarterly dividend of $.08 per share payable in cash on September 15, 2017 to stockholders of record as of the close of business on August 31, 2017.

Reinsurance

KICO entered into new annual reinsurance treaties with different terms effective July 1, 2017. See Note 6, Property and Casualty Insurance Activity – Reinsurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses in New York State and other markets through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. We began writing homeowners business in New Jersey on May 4, 2017. Although New Jersey is now a growing expansion market for us, KICO currently writes substantially all of its business in New York.

In November 2016, we commenced a plan of action to upgrade KICO’s A. M. Best rating. In April 2017, A.M. Best upgraded the Financial Strength Rating (FSR) of KICO to A- (Excellent) from B++ (Good). We believe that an A.M. Best rating of A- will open new growth opportunities for KICO. The plan called for us to raise capital with the intent to contribute a portion of the proceeds to KICO and to reduce KICO’s reliance on quota share reinsurance. On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ purchase option for an additional 192,500 shares of our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us were approximately $30,137,000. On March 1, 2017, we used $23,000,000 of the net proceeds from the offering to contribute capital to KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes. In March 2017, KICO bound its personal lines quota share treaty effective July 1, 2017, reducing the quota share rate to 20% from the current 40%.

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

Product Lines

Our active product lines include the following:

Personal lines: Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies.

 Commercial liability: We offer businessowners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. We also offer commercial umbrella policies written above our supporting commercial lines policies.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information available including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

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

Consolidated Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$56,584	$49,204	$7,380	15.0%
Assumed written premiums	6	16	(10)	(62.5)%
	56,590	49,220	7,370	15.0%
Ceded written premiums
Ceded to quota share treaties	14,308	12,381	1,927	15.6%
Ceded to excess of loss treaties	636	649	(13)	(2.0)%
Total ceded to catastrophe treaties	5,184	4,575	609	13.3%
Total ceded written premiums	20,128	17,605	2,523	14.3%

Net written premiums	36,462	31,615	4,847	15.3%

Change in unearned premiums
Direct and assumed	(4,040)	(2,570)	(1,470)	57.2%
Ceded to quota share treaties	902	498	404	81.1%
Change in net unearned premiums	(3,138)	(2,072)	(1,066)	51.4%

Premiums earned
Direct and assumed	52,549	46,650	5,899	12.6%
Ceded to quota share treaties	(19,226)	(17,107)	(2,119)	12.4%
Net premiums earned	33,323	29,543	3,780	12.8%
Ceding commission revenue	6,490	5,339	1,151	21.6%
Net investment income	1,884	1,577	307	19.5%
Net realized gain on investments	76	364	(288)	(79.1)%
Other income	598	533	65	12.2%
Total revenues	42,371	37,356	5,015	13.4%

	Six months ended June 30,
($ in thousands)	2017	2016	Change	Percent

Total revenues	42,371	37,356	5,015	13.4%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,174	20,037	3,137	15.7%
Losses from catastrophes (1)	-	2,337	(2,337)	(100.0)%
Total direct and assumed loss and loss adjustment expenses	23,174	22,374	800	3.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	7,426	6,169	1,257	20.4%
Losses from catastrophes (1)	-	935	(935)	(100.0)%
Total ceded loss and loss adjustment expenses	7,426	7,104	322	4.5%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	15,748	13,868	1,880	13.6%
Losses from catastrophes (1)	-	1,402	(1,402)	(100.0)%
Net loss and loss adjustment expenses	15,748	15,270	478	3.1%

Commission expense	9,991	8,796	1,195	13.6%
Other underwriting expenses	8,412	6,943	1,469	21.2%
Other operating expenses	1,662	762	900	118.1%
Depreciation and amortization	645	573	72	12.6%
Total expenses	36,458	32,344	4,114	12.7%

Income from operations before taxes	5,913	5,012	901	18.0%
Provision for income tax	1,932	1,629	303	18.6%
Net income	$3,981	$3,383	$598	17.7%

(1) For the six months ended June 30, 2016, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Six months ended June 30,
	2017	2016	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	47.3%	51.7%	(4.4)	(8.5)%
Net underwriting expense ratio	34.1%	33.4%	0.7	2.1%
Net combined ratio	81.4%	85.1%	(3.7)	(4.3)%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2017 (“2017”) were $56,584,000 compared to $49,204,000 during the six months ended June 30, 2016 (“2016”). The increase of $7,380,000, or 15%, was primarily due to an increase in policies in-force during 2017 as compared to 2016, and from writing policies with higher average premiums. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. Policies in-force increased by 11.8% as of June 30, 2017 compared to June 30, 2016.

Net Written Premiums and Net Premiums Earned

Net written premiums increased $4,847,000, or 15.3%, to $36,462,000 in 2017 from $31,615,000 in 2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). During 2017, our personal lines business was subject to a 40% quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. In March 2017, we bound a new personal lines quota share treaty effective July 1, 2017, reducing the quota share rate to 20%.

Excess of loss reinsurance treaty

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2017, our ceded excess of loss reinsurance premiums decreased by $13,000 over the comparable ceded premiums for 2016. The decrease was due to more favorable reinsurance rates in 2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In 2017, our catastrophe reinsurance premiums increased by $609,000 over the comparable ceded premiums for 2016.

With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on total direct written premiums subject to the catastrophe reinsurance treaty, not just those retained after quota share reinsurance as was the case under the prior “gross” basis.

Net premiums earned

Net premiums earned increased $3,780,000, or 12.8%, to $33,323,000 in 2017 from $29,543,000 in 2016. As premiums written earn ratably over a twelve months period, net premiums earned in 2017 increased due to the growth in net written premiums for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2017 and 2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Six months ended
	June 30,
	2017	2016
	("2016/2017 Treaty")	("2015/2016 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	52%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2017	2016	Change	Percent

Provisional ceding commissions earned	$6,768	$6,322	$446	7.1%
Contingent ceding commissions earned	(278)	(983)	705	(71.7)%

Total ceding commission revenue	$6,490	$5,339	$1,151	21.6%

Ceding commission revenue was $6,490,000 in 2017 compared to $5,339,000 in 2016. The increase of $1,151,000, or 21.6%, was due to an increase in provisional ceding commissions earned and a reduction in negative contingent ceding commissions earned.

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2017 our provisional ceding rate was 52% effective July 1, 2016 under the 2016/2017 Treaty. In 2016 our provisional ceding rate was 55% effective July 1, 2015 under the 2015/2016 Treaty. The $446,000 increase in provisional ceding commissions earned is due to an increase in personal lines direct written premiums subject to the quota share, partially offset by the decrease in our provisional ceding commission rate as discussed above.

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

Net Investment Income

Net investment income was $1,884,000 in 2017 compared to $1,577,000 in 2016. The increase of $307,000, or 19.5%, was due to an increase in average invested assets in 2017. The average investment yield on invested assets was 3.80% as of June 30, 2017 compared to 3.74% as of June 30, 2016. The pre-tax equivalent investment yield on invested assets was 4.00% and 4.04% as of June 30, 2017 and 2016, respectively.

Cash and invested assets were $143,450,000 as of June 30, 2017, compared to $104,072,000 as of June 30, 2016. The $39,378,000 increase in cash and invested assets resulted primarily from the net proceeds of $30,137,000 that we received in January and February of 2017 from our public offering and increased operating cash flows for the period after June 30, 2016. The net proceeds of the public offering were invested in cash equivalents until we received approval from the New York State Department of Financial Services to contribute $23,000,000 to KICO.

Other Income

Other income was $598,000 in 2017 compared to $533,000 in 2016. The increase of $65,000, or 12.2%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $15,748,000 in 2017 compared to $15,270,000 in 2016. The net loss ratio was 47.3% in 2017 compared to 51.7% in 2016, a decrease of 4.4 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2017, the net loss ratio decreased compared to 2016 due to a combination of several factors. First, due to a relatively mild winter season, there was a reduction in the impact of severe winter weather. We record a catastrophe impact for this component if losses incurred from winter weather claims exceed those expected in an average winter.  Since 2017 exhibited milder than average winter weather, we did not record a catastrophe impact from severe winter weather. In 2016 through two quarters we recorded a 4.8 point impact, which resulted in a decrease of 4.8 points year to date related to the impact of severe winter weather.  Second, we have recorded 0.6 points of favorable prior year loss development in 2017 compared to 0.4 points of favorable prior year development in 2016, or an increase in the favorable impact of 0.2 points year to date. Finally, the core loss ratio excluding the impact of severe winter weather and prior year development is 47.9% in 2017, compared to 47.3% in 2016, an increase of 0.6 points.  The increase is driven by higher claim severity observed in the second quarter of 2017 compared to the second quarter of 2016. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

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

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Percentage of Total Loss and LAE Reserves
(in thousands except number of open claims and percentages)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
December 31, 2016	34	$2,434	$41,737	5.8%
June 30, 2017	23	$2,289	$44,197	5.2%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of June 30, 2017 comprise 5.2% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $9,991,000 in 2017 or 19.0% of direct earned premiums. Commission expense was $8,796,000 in 2016 or 18.9% of direct earned premiums. The increase of $1,195,000 is due to the increase in direct earned premiums in 2017 as compared to 2016. The higher average commission rate in 2017 is due to growth in premiums written by certain producers, which made them eligible for an increase in commission rates in 2017. In addition, average commission rates increased due to a change in the mix of business to lines of business with higher commission rates.

Other Underwriting Expenses

Other underwriting expenses were $8,412,000 in 2017 compared to $6,943,000 in 2016. The increase of $1,469,000, or 21.2%, was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $498,000 in 2017 compared to $112,000 in 2016. The increase of $386,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Salaries and employment costs, excluding Expansion Expenses costs discussed above, were $3,505,000 in 2017 compared to $3,190,000 in 2016. The increase of $315,000, or 9.9%, was less than the 12.8% increase in overall net premiums earned, which is not yet materially affected by our expansion business. Our employee bonus plan is aligned with our combined ratio. The lower the combined ratio, the greater the bonus percentage that our employees receive on their annual salaries. The combined ratio has decreased by 3.7 percentage points in 2017, resulting in a $159,000 increase in the 2017 accrued bonus. The remaining increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries.

Other underwriting expenses as a percentage of net premiums earned was 25.3% in 2017 compared to 23.5% in 2016. The table below provides an analysis of the significant components of the 1.8 percentage point increase. Our net underwriting expense ratio in 2017 was 34.1% compared with 33.4% in 2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2017	2016	Point Change

Ceding commission revenue - provisional	(20.3)%	(21.4)%	1.1
Ceding commission revenue - contingent	0.8	3.3	(2.5)
Other income	(1.7)	(1.8)	0.1
Acquistion costs and other underwriting expenses:
Commission expense	30.0	29.8	0.2
	8.8	9.9	(1.1)
Other underwriting expenses
Employment costs attributable to core NY business	10.5	10.8	(0.3)
Expansion Expenses	1.5	0.4	1.1
IT expenses	2.1	1.6	0.5
Adjustment to state premium tax rate	-	(0.4)	0.4
Other expenses	11.2	11.1	0.1
Total other underwriting expenses	25.3	23.5	1.8

Net underwriting expense ratio	34.1%	33.4%	0.7

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,662,000 in 2017 compared to $762,000 in 2016. The increase in 2017 of $900,000, or 118.1%, was primarily due to increases in executive bonus compensation, executive compensation due to annual rate increases and hiring of additional staff, equity compensation, and professional fees. The increase in executive bonus compensation includes $473,000 of accrued long-term bonus compensation pursuant to the three year employment agreement effective January 1, 2017 with our Chief Executive Officer. In 2016 there was no long-term bonus compensation plan in place.

Depreciation and Amortization

Depreciation and amortization was $645,000 in 2017 compared to $573,000 in 2016. The increase of $72,000, or 12.6%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2017 was $1,932,000, which resulted in an effective tax rate of 32.7%. Income tax expense in 2016 was $1,629,000, which resulted in an effective tax rate of 32.5%. Income before taxes was $5,913,000 in 2017 compared to $5,012,000 in 2016.

Net Income

Net income was $3,981,000 in 2017 compared to $3,383,000 in 2016. The increase in net income of $598,000, or 17.7%, was due to the circumstances described above that caused the increase in our net premiums earned, ceding commission revenue, net investment income, other income and a decrease in our net loss ratio, partially offset by a decrease in net realized gains on investments, and increases in other underwriting expenses related to premium growth, other operating expenses, and depreciation and amortization.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$30,458	$26,161	$4,297	16.4%
Assumed written premiums	2	11	(9)	(81.8)%
	30,460	26,172	4,288	16.4%
Ceded written premiums
Ceded to quota share treaties	7,766	6,558	1,208	18.4%
Ceded to excess of loss treaties	325	330	(5)	(1.5)%
Total ceded to catastrophe treaties	2,642	2,331	311	13.3%
Total ceded written premiums	10,733	9,219	1,514	16.4%

Net written premiums	19,727	16,953	2,774	16.4%

Change in unearned premiums
Direct and assumed	(3,713)	(2,447)	(1,266)	51.7%
Ceded to quota share treaties	939	505	434	85.9%
Change in net unearned premiums	(2,774)	(1,942)	(832)	42.8%

Premiums earned
Direct and assumed	26,748	23,724	3,024	12.7%
Ceded to quota share treaties	(9,794)	(8,713)	(1,081)	12.4%
Net premiums earned	16,954	15,011	1,943	12.9%
Ceding commission revenue	3,306	2,569	737	28.7%
Net investment income	1,026	764	262	34.3%
Net realized gain on investments	130	283	(153)	(54.1)%
Other income	308	285	23	8.1%
Total revenues	21,724	18,912	2,812	14.9%

	Three months ended June 30,
($ in thousands)	2017	2016	Change	Percent

Total revenues	21,724	18,912	2,812	14.9%

Expenses
Loss and loss adjustment expenses
Direct and assumed	10,647	8,577	2,070	24.1%
Ceded	3,192	2,790	402	14.4%
Net loss and loss adjustment expenses	7,455	5,787	1,668	28.8%
Commission expense	5,101	4,526	575	12.7%
Other underwriting expenses	4,200	3,596	604	16.8%
Other operating expenses	907	433	474	109.5%
Depreciation and amortization	326	289	37	12.8%
Total expenses	17,989	14,631	3,358	23.0%

Income from operations before taxes	3,735	4,281	(546)	(12.8)%
Provision for income tax	1,225	1,439	(214)	(14.9)%
Net income	$2,510	$2,842	$(332)	(11.7)%

	Three months ended June 30,
	2017	2016	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	44.0%	38.6%	5.4	14.0%
Net underwriting expense ratio	33.6%	35.1%	(1.5)	(4.3)%
Net combined ratio	77.6%	73.7%	3.9	5.3%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2017 (“Q2-2017”) were $30,458,000 compared to $26,161,000 during the three months ended June 30, 2016 (“Q2-2016”). The increase of $4,297,000, or 16.4%, was primarily due to an increase in policies in-force during Q2-2017 as compared to Q2-2016, and from writing policies with higher average premiums. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. Policies in-force increased by 11.8% as of June 30, 2017 compared to June 30, 2016.

Net Written Premiums and Net Premiums Earned

Net written premiums increased $2,774,000, or 16.4%, to $19,727,000 in Q2-2017 from $16,953,000 in Q2-2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). During Q2-2017 our personal lines business was currently subject to a 40% quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. In March 2017, we bound a new personal lines quota share treaty effective July 1, 2017, reducing the quota share rate to 20%.

Excess of loss reinsurance treaty

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In Q2-2017, our ceded excess of loss reinsurance premiums decreased by $5,000 over the comparable ceded premiums for Q2-2016. The decrease was due to more favorable reinsurance rates in Q2-2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In Q2-2017, our catastrophe reinsurance premiums increased by $311,000 over the comparable ceded premiums for Q2-2016.

With the inception of our personal lines quota share treaty being on a “net” basis effective July 1, 2015, our catastrophe premiums are paid based on total direct written premiums subject to the catastrophe reinsurance treaty, not just those retained after quota share reinsurance as was the case under the prior “gross” basis.

Net premiums earned

Net premiums earned increased $1,943,000, or 12.9%, to $16,954,000 in Q2-2017 from $15,011,000 in Q2-2016. As premiums written earn ratably over a twelve month period, net premiums earned in Q2-2017 increased due to the growth in net written premiums for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Q2-2017 and Q2-2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	June 30,
	2017	2016
	("2016/2017 Treaty")	("2015/2016 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	52%	55%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2017	2016	Change	Percent

Provisional ceding commissions earned	$3,425	$3,223	$202	6.3%
Contingent ceding commissions earned	(119)	(654)	535	(81.8)%

Total ceding commission revenue	$3,306	$2,569	$737	28.7%

Ceding commission revenue was $3,306,000 in Q2-2017 compared to $2,569,000 in Q2-2016. The increase of $737,000, or 28.7%, was due to an increase in provisional ceding commissions earned and a reduction in negative contingent ceding commissions earned.
 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In Q2-2017 our provisional ceding rate was 52% effective July 1, 2016 under the 2016/2017 Treaty. In Q2-2016 our provisional ceding rate was 55% effective July 1, 2015 under the 2015/2016 Treaty. The $202,000 increase in provisional ceding commissions earned is due to an increase in personal lines direct written premiums subject to the quota share, partially offset by the decrease in our provisional ceding commission rate as discussed above.

Contingent Ceding Commissions Earned

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaties detailed in the table above that were in effect during Q2-2017 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2016. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2016 under those treaties.

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

Net Investment Income

Net investment income was $1,026,000 in Q2-2017 compared to $764,000 in Q2-2016. The increase of $262,000, or 34.3%, was due to an increase in average invested assets in Q2-2017. The average investment yield on invested assets was 3.80% as of June 30, 2017 compared to 3.74% as of June 30, 2016. The pre-tax equivalent investment yield on invested assets was 4.00% and 4.04% as of June 30, 2017 and 2016, respectively.

Cash and invested assets were $143,450,000 as of June 30, 2017, compared to $104,072,000 as of June 30, 2016. The $39,378,000 increase in cash and invested assets resulted primarily from the net proceeds of $30,137,000 that we received in January and February of 2017 from our public offering and increased operating cash flows for the period after June 30, 2016.

Other Income

Other income was $308,000 in Q2-2017 compared to $285,000 in Q2-2016. The increase of $23,000, or 8.1%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $7,455,000 in Q2-2017 compared to $5,787,000 in Q2-2016. The net loss ratio was 44.0% in Q2-2017 compared to 38.6% in Q2-2016, an increase of 5.4 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During Q2-2017, the net loss ratio increased to 44.0% compared to 38.6% for Q2-2016, due primarily to a higher core loss ratio excluding the impact of prior year loss development and severe winter weather. The core loss ratio increased to 45.2% in Q2-2017 from 36.5% in Q2-2016, or an increase of 8.7 points. The increase in Q2-2017 was primarily driven by an increase in fire claims in our personal lines business, compared to Q2-2016 which had an abnormally low number of such claims. Offsetting some of the increase in the core loss ratio was a favorable impact from prior year loss development. In Q2-2017, we recorded 1.2 points of favorable prior year loss development compared to 2.1 points of unfavorable development in Q2-2016, or an improvement of 3.3 points quarter over quarter. There was no impact from severe winter weather recorded in either Q2-2017 or Q2-2016.

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

The decision to exit this line of business has significantly reduced the adverse impact that associated commercial auto liability claims will have on our overall results.  The following table displays the impact that this decision has had on our loss and LAE reserves over time:

	Commercial Auto			Commercial Auto as a
As of	Number of Open Claims	Loss and LAE Reserves	Total Loss and LAE Reserves	Percentage of Total Loss and LAE Reserves
(in thousands except number of open claims and percentages)

December 31, 2013	170	$9,185	$34,503	26.6%
December 31, 2014	114	$8,126	$39,613	20.5%
December 31, 2015	68	$4,971	$39,877	12.5%
December 31, 2016	34	$2,434	$41,737	5.8%
June 30, 2017	23	$2,289	$44,197	5.2%

Commercial auto liability loss and LAE reserves account for a rapidly decreasing percentage of our total loss and LAE reserves, and as of June 30, 2017 comprise 5.2% of our total loss and LAE reserves.  This line of business was historically subject to a high level of uncertainty and volatility in claim emergence and loss development.  The exit from this line therefore significantly decreases the uncertainty surrounding our overall reserve levels and reduces the associated volatility in financial results.

Commission Expense

Commission expense was $5,101,000 in Q2-2017, compared to $4,526,000 in Q2-2016. Commission expense was 19.1% of direct earned premiums in both periods. The increase of $575,000, or 12.7%, is due to the 12.7% increase in direct earned premiums in Q2-2017 as compared to Q2-2016.

Other Underwriting Expenses

Other underwriting expenses were $4,200,000 in Q2-2017 compared to $3,596,000 in Q2-2016. The increase of $604,000, or 16.8%, was primarily due to expenses directly and indirectly related to growth in direct written premiums. We are also incurring expenses related to our efforts to expand into the other states in which we recently obtained licensing (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $228,000 in 2017 compared to $25,000 in 2016. The increase of $203,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Salaries and employment costs, excluding Expansion Expenses costs discussed above, were $1,778,000 in Q2-2017 compared to $1,674,000 in Q2-2016. The increase of $104,000, or 6.2%, was less than the 12.9% increase in overall net premiums earned, which is not yet materially affected by our expansion business. Our employee bonus plan is aligned with our year to date combined ratio. The lower the year to date combined ratio, the greater the bonus percentage that our employees receive on their annual salaries. The year to date combined ratio has decreased by 3.7 percentage points through Q2-2017, resulting in a $65,000 increase in the Q2-2017 accrued bonus. The remaining increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries.

Other underwriting expenses as a percentage of net premiums earned was 24.8% in Q2-2017 compared to 24.0% in Q2-2016. The table below provides an analysis of the significant components of the 0.8 percentage point increase. Our net underwriting expense ratio in Q2-2017 was 33.6% compared with 35.1% in Q2-2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2017	2016	Point Change

Ceding commission revenue - provisional	(20.3)%	(21.7)%	1.4
Ceding commission revenue - contingent	0.7	4.4	(3.7)
Other income	(1.7)	(1.8)	0.1
Acquistion costs and other underwriting expenses:
Commission expense	30.1	30.2	(0.1)
	8.8	11.1	(2.3)
Other underwriting expenses
Employment costs attributable to core NY business	10.5	11.2	(0.7)
Expansion Expenses	1.6	0.6	1.0
IT expenses	2.2	1.7	0.5
Adjustment to state premium tax rate	-	-	-
Other expenses	10.5	10.5	-
Total other underwriting expenses	24.8	24.0	0.8

Net underwriting expense ratio	33.6%	35.1%	(1.5)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $907,000 in Q2-2017 compared to $433,000 in Q2-2016. The increase in Q2-2017 of $474,000, or 109.5%, was primarily due to increases in executive bonus compensation, executive compensation due to annual rate increases and hiring of additional staff, equity compensation, and consulting fees. The increase in executive bonus compensation includes $315,000 of accrued long-term bonus compensation pursuant to the three year employment agreement effective January 1, 2017 with our Chief Executive Officer. In Q2-2016 there was no long-term bonus compensation plan in place.

Depreciation and Amortization

Depreciation and amortization was $326,000 in Q2-2017 compared to $289,000 in Q2-2016. The increase of $37,000, or 12.8%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in Q2-2017 was $1,225,000, which resulted in an effective tax rate of 32.8%. Income tax expense in Q2-2016 was $1,439,000, which resulted in an effective tax rate of 33.6%. Income before taxes was $3,735,000 in Q2-2017 compared to $4,281,000 in Q2-2016.

Net Income

Net income was $2,510,000 in Q2-2017 compared to $2,842,000 in Q2-2016. The decrease in net income of $332,000, or 11.7%, was due to the circumstances described above that caused the increase in our net loss ratio, decrease in net realized gains on investments, and increases in other underwriting expenses related to premium growth, other operating expenses, and depreciation and amortization, partially offset by increases in our net premiums earned, ceding commission revenue, net investment income, and other income.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Gross premiums written:
Personal lines	$23,139,479	$19,697,839	$42,601,451	$37,138,925
Commercial lines	4,162,821	3,677,159	7,746,875	6,805,297
Livery physical damage	3,101,043	2,720,538	6,127,526	5,152,453
Other(1)	56,922	76,475	114,308	123,739
Total	$30,460,265	$26,172,011	$56,590,160	$49,220,414

Net premiums written:
Personal lines	$12,844,104	$10,831,897	$23,310,472	$20,217,335
Commercial lines	3,743,568	3,343,859	6,946,133	6,158,764
Livery physical damage	3,101,043	2,720,538	6,127,526	5,152,453
Other(1)	38,585	56,388	77,474	86,005
Total	$19,727,300	$16,952,682	$36,461,605	$31,614,557

Net premiums earned:
Personal lines	$11,039,025	$9,826,564	$21,729,608	$19,290,460
Commercial lines	2,985,759	2,772,822	5,828,339	5,453,547
Livery physical damage	2,884,986	2,362,889	5,677,333	4,618,743
Other(1)	43,957	48,600	88,195	179,800
Total	$16,953,727	$15,010,875	$33,323,475	$29,542,550

Net loss and loss adjustment expenses:
Personal lines	$4,399,735	$3,137,613	$9,751,847	$10,686,164
Commercial lines	1,229,782	1,181,456	2,758,578	2,092,290
Livery physical damage	1,260,153	946,101	2,225,675	1,934,654
Other(1)	74,672	95,470	22,598	(284,937)
Unallocated loss adjustment expenses	490,580	426,196	989,220	842,520
Total	$7,454,922	$5,786,836	$15,747,918	$15,270,691

Net loss ratio:
Personal lines	39.9%	31.9%	44.9%	55.4%
Commercial lines	41.2%	42.6%	47.3%	38.4%
Livery physical damage	43.7%	40.0%	39.2%	41.9%
Other(1)	169.9%	196.4%	25.6%	-158.5%
Total	44.0%	38.6%	47.3%	51.7%

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

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues
Net premiums earned	$16,953,727	$15,010,875	$33,323,475	$29,542,550
Ceding commission revenue	3,305,938	2,569,025	6,490,390	5,339,362
Net investment income	1,026,004	764,070	1,883,804	1,577,127
Net realized gain (loss) on investments	130,423	283,432	75,917	363,868
Other income	296,285	277,101	563,661	526,099
Total revenues	21,712,377	18,904,503	42,337,247	37,349,006

Expenses
Loss and loss adjustment expenses	7,454,922	5,786,836	15,747,918	15,270,691
Commission expense	5,101,566	4,526,208	9,990,544	8,796,274
Other underwriting expenses	4,199,616	3,596,134	8,412,033	6,942,575
Depreciation and amortization	326,174	288,884	644,872	572,422
Total expenses	17,082,278	14,198,062	34,795,367	31,581,962

Income from operations	4,630,099	4,706,441	7,541,880	5,767,044
Income tax expense	1,557,801	1,494,778	2,512,929	1,767,216
Net income	$3,072,298	$3,211,663	$5,028,951	$3,999,828

Key Measures:
Net loss ratio	44.0%	38.6%	47.3%	51.7%
Net underwriting expense ratio	33.6%	35.1%	34.1%	33.4%
Net combined ratio	77.6%	73.7%	81.4%	85.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,301,182	$8,122,342	$18,402,577	$15,738,849
Less: Ceding commission revenue	(3,305,938)	(2,569,025)	(6,490,390)	(5,339,362)
Less: Other income	(296,285)	(277,101)	(563,661)	(526,099)
Net underwriting expenses	$5,698,959	$5,276,216	$11,348,526	$9,873,388

Net premiums earned	$16,953,727	$15,010,875	$33,323,475	$29,542,550

Net Underwriting Expense Ratio	33.6%	35.1%	34.1%	33.4%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2017
Written premiums	$56,583,867	$6,293	$(20,128,555)	$36,461,605
Change in unearned premiums	(4,048,796)	8,327	902,339	(3,138,130)
Earned premiums	$52,535,071	$14,620	$(19,226,216)	$33,323,475

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,158,126	$16,333	$(7,426,541)	$15,747,918
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$23,158,126	$16,333	$(7,426,541)	$15,747,918

Loss ratio excluding the effect of catastrophes	44.1%	111.7%	38.6%	47.3%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	44.1%	111.7%	38.6%	47.3%

Six months ended June 30, 2016
Written premiums	$49,204,416	$15,998	$(17,605,857)	$31,614,557
Change in unearned premiums	(2,573,545)	3,537	498,001	(2,072,007)
Earned premiums	$46,630,871	$19,535	$(17,107,856)	$29,542,550

Loss and loss adjustment expenses exluding
the effect of catastrophes	$20,006,890	$30,295	$(6,168,971)	$13,868,214
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$22,344,351	$30,295	$(7,103,955)	$15,270,691

Loss ratio excluding the effect of catastrophes	42.9%	155.1%	36.1%	46.9%
Catastrophe loss	5.0%	0.0%	5.4%	4.8%
Loss ratio	47.9%	155.1%	41.5%	51.7%

Three months ended June 30, 2017
Written premiums	$30,458,400	$1,865	$(10,732,965)	$19,727,300
Change in unearned premiums	(3,717,893)	5,346	938,974	(2,773,573)
Earned premiums	$26,740,507	$7,211	$(9,793,991)	$16,953,727

Loss and loss adjustment expenses exluding
the effect of catastrophes	$10,639,366	$8,293	$(3,192,737)	$7,454,922
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$10,639,366	$8,293	$(3,192,737)	$7,454,922

Loss ratio excluding the effect of catastrophes	39.8%	115.0%	32.6%	44.0%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	39.8%	115.0%	32.6%	44.0%

Three months ended June 30, 2016
Written premiums	$26,161,091	$10,920	$(9,219,329)	$16,952,682
Change in unearned premiums	(2,447,117)	(34)	505,344	(1,941,807)
Earned premiums	$23,713,974	$10,886	$(8,713,985)	$15,010,875

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,569,126	$7,998	$(2,790,288)	$5,786,836
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$8,569,126	$7,998	$(2,790,288)	$5,786,836

Loss ratio excluding the effect of catastrophes	36.1%	73.5%	32.0%	38.6%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	36.1%	73.5%	32.0%	38.6%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net premiums earned	$16,953,727	$15,010,875	$33,323,475	$29,542,550
Ceding commission revenue	3,305,938	2,569,025	6,490,390	5,339,362
Other income	296,285	277,101	563,661	526,099

Loss and loss adjustment expenses (1)	7,454,922	5,786,836	15,747,918	15,270,691

Acquistion costs and other underwriting expenses:
Commission expense	5,101,566	4,526,208	9,990,544	8,796,274
Other underwriting expenses	4,199,616	3,596,134	8,412,033	6,942,575
Total acquistion costs and other
underwriting expenses	9,301,182	8,122,342	18,402,577	15,738,849

Underwriting income	$3,799,846	$3,947,823	$6,227,031	$4,398,471

Key Measures:
Net loss ratio excluding the effect of catastrophes	44.0%	38.6%	47.3%	46.9%
Effect of catastrophe loss on net loss ratio (1) (2)	0.0%	0.0%	0.0%	4.8%
Net loss ratio	44.0%	38.6%	47.3%	51.7%

Net underwriting expense ratio excluding the
effect of catastrophes	33.6%	35.1%	34.1%	33.4%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	33.6%	35.1%	34.1%	33.4%

Net combined ratio excluding the effect
of catastrophes	77.6%	73.7%	81.4%	80.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	0.0%	0.0%	4.8%
Net combined ratio	77.6%	73.7%	81.4%	85.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,301,182	$8,122,342	$18,402,577	$15,738,849
Less: Ceding commission revenue	(3,305,938)	(2,569,025)	(6,490,390)	(5,339,362)
Less: Other income	(296,285)	(277,101)	(563,661)	(526,099)
	$5,698,959	$5,276,216	$11,348,526	$9,873,388

Net earned premium	$16,953,727	$15,010,875	$33,323,475	$29,542,550

Net Underwriting Expense Ratio	33.6%	35.1%	34.1%	33.4%

(1) For the six months ended June 30, 2017 and 2016, includes the sum of net catastrophe losses and loss adjustment expenses of $-0- and $1,402,477, respectively, resulting from severe winter weather.

(2) For the six months ended June 30, 2016, the effect of catastrophe loss from severe winter weather on our net combined ratio includes the direct effects of loss and loss adjustment expenses and there were no indirect effects in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of June 30, 2017 and December 31, 2016:

Available-for-Sale Securities

	June 30, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$12,080,402	$269,275	$(40,955)	$(23,057)	$12,285,665	9.9%

Corporate and other bonds
Industrial and miscellaneous	77,041,418	1,202,532	(371,550)	(5,946)	77,866,454	62.7%

Residential mortgage and other
asset backed securities	22,252,959	233,063	(190,684)	(23,946)	22,271,392	17.9%
Total fixed-maturity securities	111,374,779	1,704,870	(603,189)	(52,949)	112,423,511	90.5%
Equity Securities	11,311,097	716,131	(87,669)	(166,741)	11,772,818	9.5%
Total	$122,685,876	$2,421,001	$(690,858)	$(219,690)	$124,196,329	100.0%

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	9.1%

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	59.4%

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	20.5%
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	89.0%
Equity Securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	11.0%
Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	100.0%

Held-to-Maturity Securities

	June 30, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,446	$147,593	$-	$-	$754,039	14.5%

Political subdivisions of States,
Territories and Possessions	1,149,077	55,703	(2,500)	-	1,202,280	23.1%

Corporate and other bonds
Industrial and miscellaneous	3,140,371	117,338	(5,025)	(15,231)	3,237,453	62.4%

Total	$4,895,894	$320,634	$(7,525)	$(15,231)	$5,193,772	100.0%

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	14.2%

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	26.2%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	59.6%

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2017 and December 31, 2016 is shown below:

	June 30, 2017			December 31, 2016
	Amortized			Amortized
Remaining Time to Maturity	Cost	Fair Value		Cost	Fair Value

Less than one year	$-	$-	$-	$-	$-
One to five years	1,300,771	1,327,098	-	650,000	642,455
Five to ten years	2,988,677	3,112,635	-	3,838,475	3,901,625
More than 10 years	606,446	754,039	-	606,427	754,039
Total	$4,895,894	$5,193,772		$5,094,902	$5,298,119

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2017 and December 31, 2016 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,580,507	1.4%	1,801,106	2.2%
AA	12,323,495	11.0%	7,236,457	9.0%
A	29,387,924	26.1%	13,944,784	17.3%
BBB	46,552,560	41.4%	38,908,731	48.4%
BB	307,632	0.3%	-	0.0%
Total corporate and municipal bonds	90,152,118	80.2%	61,891,078	76.9%

Residential mortgage and other asset backed securities
AAA	15,178,424	13.5%	-	0.0%
AA	-	0.0%	14,143,828	17.7%
A	3,168,034	2.8%	173,973	0.2%
CCC	2,687,007	2.4%	513,369	0.6%
CC	133,549	0.1%	-	0.0%
C	-	0.0%	112,136	0.1%
D	707,112	0.6%	3,594,444	4.5%
Not rated	397,267	0.4%	-	0.0%
Total residential mortgage and other asset backed securities	22,271,393	19.8%	18,537,750	23.1%

Total	$112,423,511	100.0%	$80,428,828	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2017 and December 31, 2016:

Category	June 30, 2017	December 31, 2016
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	2.57%	3.87%

Corporate and other bonds
Industrial and miscellaneous	4.12%	3.86%

Residential mortgage and other asset backed securities	2.81%	3.83%

Total	3.69%	3.85%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Weighted average effective maturity	5.7	5.0

Weighted average final maturity	8.1	8.3

Effective duration	4.9	4.4

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2017 and December 31, 2016, 68% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of June 30, 2017 and December 31, 2016. As of June 30, 2017 our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded a credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$4,767,571	$(40,955)	8	$307,632	$(23,057)	1	$5,075,203	$(64,012)

Corporate and other
bonds industrial and
miscellaneous	16,347,328	(371,550)	30	240,000	(5,946)	1	16,587,328	(377,496)

Residential mortgage and other
asset backed securities	15,639,089	(190,684)	20	168,088	(23,946)	3	15,807,177	(214,630)

Total fixed-maturity
securities	$36,753,988	$(603,189)	58	$715,720	$(52,949)	5	$37,469,708	$(656,138)

Equity Securities:
Preferred stocks	$3,033,150	$(77,538)	7	$1,158,400	$(88,073)	2	$4,191,550	$(165,611)
Common stocks	725,031	(10,131)	2	279,750	(78,668)	1	1,004,781	(88,799)

Total equity securities	$3,758,181	$(87,669)	9	$1,438,150	$(166,741)	3	$5,196,331	$(254,410)

Total	$40,512,169	$(690,858)	67	$2,153,870	$(219,690)	8	$42,666,039	$(910,548)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

There were 75 securities at June 30, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 85 securities at December 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ purchase option for an additional 192,500 shares of our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us were approximately $30,137,000. On March 1, 2017, we used $23,000,000 of the net proceeds of the offering to contribute capital to KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds will be used for general corporate purposes.

Through the quarter ended June 30, 2017, the primary source of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2017, KICO paid dividends of $1,300,000 to us.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2017	2016

Cash flows provided by (used in):
Operating activities	$7,372,859	$7,812,551
Investing activities	(33,665,057)	(10,473,828)
Financing activities	28,605,143	3,748,179
Net increase in cash and cash equivalents	2,312,945	1,086,902
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$14,357,465	$14,638,274

Net cash provided by operating activities was $7,373,000 in 2017 as compared to $7,813,000 in 2016. The $440,000 decrease in cash flows provided by operating activities in 2017 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, partially offset by an increase in net income (adjusted for non-cash items) of $932,000. We had a greater amount of payables and accrued liabilities including commissions and employee bonuses as of December 31, 2016 compared to December 31, 2015, which were paid in the subsequent six months ended in 2017 and 2016.

Net cash used in investing activities was $33,665,000 in 2017 compared to $10,474,000 in 2016. The $23,191,000 increase in net cash used in investing activities is the result of a $10,169,000 increase in acquisitions of invested assets, an $11,796,000 decrease in sales or maturities of invested assets and a $975,000 increase in the amount of fixed asset acquisitions in 2017.

Net cash provided by financing activities was $28,605,000 in 2017 compared to $3,748,000 provided in 2016. The $24,857,000 increase in net cash provided by financing activities is the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017, offset partially by the $4,814,000 net proceeds we received from the private placement of our common stock in April 2016 and a $562,000 increase in dividends paid due to an increase in the shares outstanding and dividend paid per share.

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

In March 2017, we bound our personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from the 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 52.5%, from the 52.0% in the 2016/2017 Treaty. The new treaty covers a two year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). We have the option under certain circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. Such two reinsurers who participate in the quota share reinsurance treaty have the option under limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to us.

Our 2015/2016 Treaty, 2016/2017 Treaty, and 2017/2019 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Busines	June 30, 2018	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000
Expiration date	June 30, 2018	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

(1)
For personal lines, the 2017/2019 Treaty includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)
Plus losses in excess of catastrophe coverage.
(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
(4)
From July 1, 2015 through June 30, 2016, catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
(5)
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000. Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which we are subject under the new treaties that expired on June 30, 2017 and 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Extent of Loss	Risk Retained	Extent of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $3,000,000	None
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%

(1)
Covered by excess of loss treaties.

(2)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

 The single maximum risks per occurrence to which we are subject under the new treaties that effective July 1, 2017 are as follows:

	July 1, 2017 - June 30, 2018
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $320,000,000	None
	Over $320,000,000	100%

(1)
Two year treaty with expiration date of June 30, 2019. We and the reinsurers have the option to reduce quota share rate or terminate on June 30, 2018 as discussed above.

(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.

(3)
Covered by excess of loss treaties.

(4)
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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/17 – 4/30/17	-	-	-	-
5/1/17 – 5/31/17	1,225	$14.65	-	-
6/1/17 – 6/30/17	2,103	$14.40	-	-
Total	3,328	$14.49	-	-

(1)
Purchases were made by us in open market transactions.

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

KINGSTONE COMPANIES, INC.

Dated: August 10, 2017	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: August 10, 2017	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer