Form 10-Q
period 2017-09-30
KINGSTONE COMPANIES, INC.
filed 2017-11-09
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 10,626,402 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2017 (Unaudited) and 2016 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2017 (Unaudited) and 2016 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4 —	Controls and Procedures	68

PART II — OTHER INFORMATION		69
Item 1 —	Legal Proceedings	69
Item 1A —	Risk Factors	69
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3 —	Defaults Upon Senior Securities	69
Item 4 —	Mine Safety Disclosures	69
Item 5 —	Other Information	69
Item 6 —	Exhibits	70
Signatures		71
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,181,159 at September 30, 2017 and $5,298,119 at December 31, 2016)	$4,846,349	$5,094,902
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$110,315,798 at September 30, 2017 and $80,596,628 at December 31, 2016)	111,789,752	80,428,828
Equity securities, available-for-sale, at fair value (cost of $12,706,538
at September 30, 2017 and $9,709,385 at December 31, 2016)	13,221,116	9,987,686
Total investments	129,857,217	95,511,416
Cash and cash equivalents	25,880,306	12,044,520
Premiums receivable, net	13,394,800	11,649,398
Reinsurance receivables, net	24,971,272	32,197,765
Deferred policy acquisition costs	14,381,976	12,239,781
Intangible assets, net	1,095,000	1,350,000
Property and equipment, net	4,187,325	3,011,373
Other assets	1,638,899	1,442,209
Total assets	$215,406,795	$169,446,462

Liabilities
Loss and loss adjustment expense reserves	$42,290,797	$41,736,719
Unearned premiums	63,442,903	54,994,375
Advance premiums	2,086,589	1,421,560
Reinsurance balances payable	1,812,348	2,146,017
Deferred ceding commission revenue	3,953,749	6,851,841
Accounts payable, accrued expenses and other liabilities	6,874,636	5,448,448
Deferred income taxes	1,128,088	166,949
Total liabilities	121,589,110	112,765,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,610,216 shares at September 30, 2017 and 8,896,335 at December 31, 2016; outstanding
10,623,407 shares at September 30, 2017 and 7,921,866 shares at December 31, 2016	116,102	88,963
Capital in excess of par	68,306,831	37,950,401
Accumulated other comprehensive income	1,312,431	72,931
Retained earnings	26,254,620	20,563,720
	95,989,984	58,676,015
Treasury stock, at cost, 986,809 shares at September 30, 2017
and 974,469 shares at December 31, 2016	(2,172,299)	(1,995,462)
Total stockholders' equity	93,817,685	56,680,553

Total liabilities and stockholders' equity	$215,406,795	$169,446,462

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Net premiums earned	$21,514,408	$15,646,181	$54,837,883	$45,188,731
Ceding commission revenue	1,717,610	2,934,928	8,208,000	8,274,290
Net investment income	1,033,307	709,072	2,917,111	2,286,199
Net realized gains on investments	20,998	241,035	96,915	604,903
Other income	328,330	297,181	926,189	831,036
Total revenues	24,614,653	19,828,397	66,986,098	57,185,159

Expenses
Loss and loss adjustment expenses	7,073,323	5,134,854	22,821,241	20,405,545
Commission expense	5,500,483	4,603,755	15,491,027	13,400,029
Other underwriting expenses	4,475,455	4,039,209	12,887,488	10,981,784
Other operating expenses	1,069,005	530,261	2,731,499	1,292,196
Depreciation and amortization	378,518	262,387	1,023,390	835,388
Total expenses	18,496,784	14,570,466	54,954,645	46,914,942

Income from operations before taxes	6,117,869	5,257,931	12,031,453	10,270,217
Income tax expense	2,043,948	1,797,305	3,976,560	3,426,298
Net income	4,073,921	3,460,626	8,054,893	6,843,919

Other comprehensive income, net of tax
Gross change in unrealized gains
on available-for-sale-securities	499,077	60,391	1,974,946	2,418,305

Reclassification adjustment for gains
included in net income	(20,998)	(241,035)	(96,915)	(604,903)
Net change in unrealized gains (losses)	478,079	(180,644)	1,878,031	1,813,402
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(162,547)	61,419	(638,531)	(616,557)
Other comprehensive income (loss), net of tax	315,532	(119,225)	1,239,500	1,196,845

Comprehensive income	$4,389,453	$3,341,401	$9,294,393	$8,040,764

Earnings per common share:
Basic	$0.38	$0.44	$0.78	$0.89
Diluted	$0.38	$0.43	$0.77	$0.89

Weighted average common shares outstanding
Basic	10,626,242	7,911,353	10,307,689	7,676,887
Diluted	10,832,739	7,972,925	10,500,272	7,729,712

Dividends declared and paid per common share	$0.0800	$0.0625	$0.2225	$0.1875

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2017

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2017	-	$-	8,896,335	$88,963	$37,950,401	$72,931	$20,563,720	974,469	$(1,995,462)	$56,680,553
Proceeds from public offering, net of
offering costs of $2,173,000	-	-	2,692,500	26,925	30,109,774	-	-	-	-	30,136,699
Stock-based compensation	-	-	-	-	198,046	-	-	-	-	198,046
Vesting of restricted stock awards	-	-	8,966	90	(90)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes			(1,163)	(12)	(17,681)					(17,693)
Exercise of stock options	-	-	13,578	136	66,381	-	-	-	-	66,517
Acquisition of treasury stock	-	-	-	-	-	-	-	12,340	(176,837)	(176,837)
Dividends	-	-	-	-	-	-	(2,363,993)	-	-	(2,363,993)
Net income	-	-	-	-	-	-	8,054,893	-	-	8,054,893
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	1,239,500	-	-	-	1,239,500
Balance, September 30, 2017	-	$-	11,610,216	$116,102	$68,306,831	$1,312,431	$26,254,620	986,809	$(2,172,299)	$93,817,685

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2017	2016

Cash flows from operating activities:
Net income	$8,054,893	$6,843,919
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized gains on sale of investments	(96,915)	(604,903)
Depreciation and amortization	1,023,390	835,388
Amortization of bond premium, net	405,832	310,838
Stock-based compensation	198,046	89,814
Deferred income tax expense (benefit)	322,608	(172,835)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,745,402)	(894,774)
Reinsurance receivables, net	7,226,493	57,259
Deferred policy acquisition costs	(2,142,195)	(1,197,101)
Other assets	(219,189)	(308,505)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	554,078	(74,177)
Unearned premiums	8,448,528	4,873,607
Advance premiums	665,029	846,905
Reinsurance balances payable	(333,669)	2,307,504
Deferred ceding commission revenue	(2,898,092)	217,786
Accounts payable, accrued expenses and other liabilities	1,426,188	343,707
Net cash flows provided by operating activities	20,889,623	13,474,432

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(38,612,403)	(33,295,669)
Purchase - equity securities available-for-sale	(5,298,781)	(6,728,540)
Redemption - fixed-maturity securities held-to-maturity	200,000	-
Sale or maturity - fixed-maturity securities available-for-sale	8,385,874	16,374,028
Sale - equity securities available-for-sale	2,571,122	6,065,744
Acquisition of fixed assets	(1,944,342)	(521,533)
Other investing activities	-	250,448
Net cash flows used in investing activities	(34,698,530)	(17,855,522)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,136,699	4,807,631
Proceeds from exercise of stock options	66,517	12,725
Purchase of treasury stock	(176,837)	(113,267)
Withholding taxes paid on vested retricted stock awards	(17,693)	-
Dividends paid	(2,363,993)	(1,446,684)
Net cash flows provided by financing activities	27,644,693	3,260,405

Increase (decrease) in cash and cash equivalents	$13,835,786	$(1,120,685)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$25,880,306	$12,430,687

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,936,000	$3,799,671

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey and Pennsylvania. Although New Jersey is now a growing expansion market for the Company, the majority of KICO’s business is written in the State of New York. In October 2017, a homeowners rate, rule, and form filing was approved for use by the State of Rhode Island. KICO anticipates writing business there in the fourth quarter of 2017.

The accompanying unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8-03 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.

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

Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (the Company’s adoption date) in income tax expense. As a result, the Company realized windfall tax benefits in the interim period of adoption of approximately $5,000, which was recognized as a discrete period income tax benefit as required by this ASU. This benefit had no effect on the Company’s effective tax rate for the interim period ended September 30, 2017.

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

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$11,428,403	$286,360	$(21,223)	$-	$11,693,540	$265,137

Corporate and other bonds
Industrial and miscellaneous	77,734,988	1,416,060	(204,904)	(109,623)	78,836,521	1,101,533

Residential mortgage and other
asset backed securities (1)	21,152,407	291,172	(120,346)	(63,542)	21,259,691	107,284
Total fixed-maturity securities	110,315,798	1,993,592	(346,473)	(173,165)	111,789,752	1,473,954

Equity Securities:
Preferred stocks	6,056,783	59,374	(26,360)	(107,477)	5,982,320	(74,463)
Common stocks and exchange
traded mutual funds	6,649,755	725,638	(77,429)	(59,168)	7,238,796	589,041
Total equity securities	12,706,538	785,012	(103,789)	(166,645)	13,221,116	514,578

Total	$123,022,336	$2,778,604	$(450,262)	$(339,810)	$125,010,868	$1,988,532

(1)
KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to our relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of September 30, 2017, the fair value of the eligible investments was $7,028,101. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2017, there was no outstanding balance on the credit line.

	December 31, 2016
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	$152,439

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	(43,206)

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	(277,033)
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	(167,800)

Equity Securities:
Preferred stocks	5,986,588	10,317	(241,333)	(70,571)	5,685,001	(301,587)
Common stocks and
exchange traded mutual funds	3,722,797	691,324	(13,968)	(97,468)	4,302,685	579,888
Total equity securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	278,301

Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	$110,501

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2017 and December 31, 2016 is shown below:

	September 30, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$2,366,279	$2,376,210	$1,752,501	$1,765,795
One to five years	31,925,436	32,558,980	29,541,568	29,913,308
Five to ten years	52,234,361	52,888,971	30,487,775	30,211,974
More than 10 years	2,637,315	2,705,900	-	-
Residential mortgage and other asset backed securities	21,152,407	21,259,691	18,814,784	18,537,751
Total	$110,315,798	$111,789,752	$80,596,628	$80,428,828

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,456	$147,583	$-	$-	$754,039	$147,583

Political subdivisions of States,
Territories and Possessions	1,099,032	68,375	-	-	1,167,407	68,375

Corporate and other bonds
Industrial and miscellaneous	3,140,861	124,122	(5,270)	-	3,259,713	118,852

Total	$4,846,349	$340,080	$(5,270)	$-	$5,181,159	$334,810

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	$147,612

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	37,321

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	18,284

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	$203,217

Held-to-maturity U.S. Treasury securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2017 and December 31, 2016 is shown below:

	September 30, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,745,332	1,806,484	650,000	642,455
Five to ten years	2,494,561	2,620,636	3,838,475	3,901,625
More than 10 years	606,456	754,039	606,427	754,039
Total	$4,846,349	$5,181,159	$5,094,902	$5,298,119

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Income:
Fixed-maturity securities	$926,170	$602,337	$2,607,166	$1,952,589
Equity securities	143,826	135,809	408,812	416,412
Cash and cash equivalents	5,772	5,674	14,446	14,852
Total	1,075,768	743,820	3,030,424	2,383,853
Expenses:
Investment expenses	42,461	34,748	113,313	97,654
Net investment income	$1,033,307	$709,072	$2,917,111	$2,286,199

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $200,000 and $-0- for the nine months ended September 30, 2017 and 2016, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $8,385,874 and $16,347,028 for the nine months ended September 30, 2017 and 2016, respectively.

Proceeds from the sale of equity securities available-for-sale were $2,571,122 and $6,065,744 for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s net realized gains on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed-maturity securities:
Gross realized gains	$5,542	$21,173	$67,260	$333,066
Gross realized losses (1)	(56,783)	(51,085)	(167,340)	(222,056)
	(51,241)	(29,912)	(100,080)	111,010

Equity securities:
Gross realized gains	229,792	270,947	386,057	586,564
Gross realized losses	(107,553)	-	(139,062)	(22,760)
	122,239	270,947	246,995	563,804

Other-than-temporary impairment losses:
Fixed-maturity securities	(50,000)	-	(50,000)	(69,911)

Net realized gains	$20,998	$241,035	$96,915	$604,903

(1)
Gross realized losses for the nine months ended September 30, 2017 include $747 of loss from the redemption of fixed-maturity securities held-to-maturity.

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

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2017 and December 31, 2016, there were 67 and 85 securities, respectively, that accounted for the gross unrealized loss. As of September 30, 2017, the Company’s held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the three months ended September 30, 2017. The total of the two OTTI write-downs of this investment as of September 30, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the nine months ended September 30, 2017 and 2016. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2017 and December 31, 2016 as follows:

	September 30, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,183,221	$(21,223)	4	$-	$-	-	$2,183,221	$(21,223)

Corporate and other
bonds industrial and
miscellaneous	11,306,993	(204,904)	20	4,967,629	(109,623)	9	16,274,622	(314,527)

Residential mortgage and other
asset backed securities	13,999,289	(120,346)	16	1,241,754	(63,542)	5	15,241,043	(183,888)

Total fixed-maturity
securities	$27,489,503	$(346,473)	40	$6,209,383	$(173,165)	14	$33,698,886	$(519,638)

Equity Securities:
Preferred stocks	$1,738,380	$(26,360)	6	$1,786,150	$(107,477)	3	$3,524,530	$(133,837)
Common stocks and
exchange traded mutual funds	1,612,300	(77,429)	3	299,250	(59,168)	1	1,911,550	(136,597)

Total equity securities	$3,350,680	$(103,789)	9	$2,085,400	$(166,645)	4	$5,436,080	$(270,434)

Total	$30,840,183	$(450,262)	49	$8,294,783	$(339,810)	18	$39,134,966	$(790,072)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks and
exchange traded mutual funds	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

Note 4 - Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation technique used by the Company to fair value its financial instruments is the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

The Company’s investments are allocated among pricing input levels at September 30, 2017 and December 31, 2016 as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,693,540	$-	$11,693,540

Corporate and other
bonds industrial and
miscellaneous	74,017,938	4,818,583	-	78,836,521

Residential mortgage and other asset backed securities	-	21,259,691	-	21,259,691
Total fixed maturities	74,017,938	37,771,814	-	111,789,752
Equity securities	13,221,116	-	-	13,221,116
Total investments	$87,239,054	$37,771,814	$-	$125,010,868

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,205,888	$-	$8,205,888

Corporate and other
bonds industrial and
miscellaneous	48,356,317	5,328,872	-	53,685,189

Residential mortgage backed securities	-	18,537,751	-	18,537,751
Total fixed maturities	48,356,317	32,072,511	-	80,428,828
Equity securities	9,987,686	-	-	9,987,686
Total investments	$58,344,003	$32,072,511	$-	$90,416,514

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

The estimated fair values of the Company’s financial instruments and real estate as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to-maturity	$4,846,349	$5,181,159	$5,094,902	$5,298,119
Cash and cash equivalents	$25,880,306	$25,880,306	$12,044,520	$12,044,520
Premiums receivable	$13,394,800	$13,394,800	$11,649,398	$11,649,398
Reinsurance receivables	$24,971,272	$24,971,272	$32,197,765	$32,197,765
Real estate, net of accumulated depreciation	$1,848,264	$1,925,000	$1,659,405	$1,925,000
Reinsurance balances payable	$1,812,348	$1,812,348	$2,146,017	$2,146,017

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2017
Premiums written	$89,423,758	$18,203	$(20,719,037)	$68,722,924
Change in unearned premiums	(8,456,690)	8,162	(5,436,513)	(13,885,041)
Premiums earned	$80,967,068	$26,365	$(26,155,550)	$54,837,883

Nine months ended September 30, 2016
Premiums written	$76,375,159	$14,631	$(27,542,953)	$48,846,837
Change in unearned premiums	(4,875,664)	2,058	1,215,500	(3,658,106)
Premiums earned	$71,499,495	$16,689	$(26,327,453)	$45,188,731

Three months ended September 30, 2017
Premiums written	$32,839,891	$11,910	$(590,482)	$32,261,319
Change in unearned premiums	(4,407,894)	(165)	(6,338,852)	(10,746,911)
Premiums earned	$28,431,997	$11,745	$(6,929,334)	$21,514,408

Three months ended September 30, 2016
Premiums written	$27,170,743	$(1,367)	$(9,937,096)	$17,232,280
Change in unearned premiums	(2,302,119)	(1,479)	717,499	(1,586,099)
Premiums earned	$24,868,624	$(2,846)	$(9,219,597)	$15,646,181

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2017 and December 31, 2016 was approximately $2,087,000 and $1,422,000, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30,
	2017	2016

Balance at beginning of period	$41,736,719	$39,876,500
Less reinsurance recoverables	(15,776,880)	(16,706,364)
Net balance, beginning of period	25,959,839	23,170,136

Incurred related to:
Current year	23,071,466	20,572,367
Prior years	(250,225)	(166,822)
Total incurred	22,821,241	20,405,545

Paid related to:
Current year	12,955,928	11,855,911
Prior years	8,176,715	7,359,828
Total paid	21,132,643	19,215,739

Net balance at end of period	27,648,437	24,359,942
Add reinsurance recoverables	14,642,360	15,442,381
Balance at end of period	$42,290,797	$39,802,323

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $8,503,237 and $8,676,621 for the nine months ended September 30, 2017 and 2016, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2017 and 2016 was $(250,225) favorable and $(166,822) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of September 30, 2014 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of September 30, 2017, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2017 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2008 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2017
	For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Nine Months Ended September 30,2017	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$4,505	$4,329	$4,223	$4,189	$4,068	$4,055	$4,056	$4,040	$4,038	$4,035	$1	1,133
2009		4,403	4,254	4,287	4,384	4,511	4,609	4,616	4,667	4,674	11	1,136
2010			5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,846	9	1,616
2011				7,603	7,678	8,618	9,440	9,198	9,066	9,155	27	1,913
2012					9,539	9,344	10,278	10,382	10,582	10,805	91	4,702(1)
2013						10,728	9,745	9,424	9,621	9,936	300	1,556
2014							14,193	14,260	14,218	14,511	935	2,123
2015								22,340	21,994	21,974	1,640	2,523
2016									26,062	24,940	3,320	2,829
2017										21,572	5,078	2,259
									Total	$128,448

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Nine Months Ended September 30,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2015)									(Unaudited)

2008	$2,406	$3,346	$3,730	$3,969	$4,003	$4,029	$4,028	$4,031	$4,031	$4,031
2009		2,298	3,068	3,607	3,920	4,134	4,362	4,424	4,468	4,475
2010			2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,771
2011				3,740	5,117	6,228	7,170	8,139	8,540	8,691
2012					3,950	5,770	7,127	8,196	9,187	10,116
2013						3,405	5,303	6,633	7,591	8,086
2014							5,710	9,429	10,738	11,628
2015								12,295	16,181	17,473
2016									15,364	18,867
2017										12,047
									Total	$102,185

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$26,264
All outstanding liabilities before 2008, net of reinsurance										274
Liabilities for loss and allocted loss adjustment expenses, net of reinsurance										$26,538

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	September 30, 2017
Liabilities for loss and loss adjustment expenses, net of reinsurance	$26,538
Total reinsurance recoverable on unpaid losses	14,642
Unallocated loss adjustment expenses	1,111
Total gross liability for loss and LAE reserves	$42,291

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2017 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”) and July 1, 2017/June 30, 2018 treaty year (“2017/2019 Treaty”) (two year treaty as described below). The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2016 were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and the 2016/2017 Treaty.

In March 2017, the Company bound its personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 53%, from 52% in the 2016/2017 Treaty. The 2017/2019 Treaty covers a two year period from July 1, 2017 through June 30, 2019. The Company has the option under certain circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. Such two reinsurers who participate in the treaty have the option under certain limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the Company.

The Company’s 2015/2016 Treaty, 2016/2017 Treaty, and 2017/2019 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Business	June 30, 2018	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000

Expiration date	June 30, 2018	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months ended September 30, 2017 are attributable to contracts for the 2017/2019 Treaty and for the nine months ended September 30, 2017 are attributable to the contracts for the 2017/2019 Treaty and 2016/2017 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the three months ended September 30, 2016 are attributable to contracts for the 2016/2017 Treaty and for the nine months ended September 30, 2016 are attributable to the contracts for the 2016/2017 Treaty and 2015/2016 Treaty.

Treaties in effect for the three months and nine months ended September 30, 2017

Under the 2017/2019 Treaty, the Company receives, and under the 2016/2017 Treaty, the Company received, an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty and 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through September 30, 2017 (attributable to the 2017/2019 Treaty), and from July 1, 2016 through June 30, 2017 (attributable to the 2016/2017 Treaty), were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no additional contingent commission was recorded for the three months and nine months ended September 30, 2017 with respect to these treaties.

Treaties in effect for the three months and nine months ended September 30, 2016

Under the 2016/2017 Treaty and the 2015/2016 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent rate adjustment based on Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty and 2015/2016 Treaty. The Company’s Loss Ratio for the period July 1, 2016 through September 30, 2016 (attributable to the 2016/2017 Treaty), and from July 1, 2015 through June 30, 2016 (attributable to the 2015/2016 Treaty), were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the three months and nine months ended September 30, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratios for the 2016/2017 Treaty and 2015/2016 Treaty.

In addition to the treaties that were in effect for the three months and nine months ended September 30, 2017 and 2016, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Provisional ceding commissions earned	$1,921,457	$3,185,748	$8,689,803	$9,508,213
Contingent ceding commissions earned	(203,847)	(250,820)	(481,803)	(1,233,923)
	$1,717,610	$2,934,928	$8,208,000	$8,274,290

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the loss ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. Contingent ceding commissions earned in any period include the combined effect of changes recorded for all active treaties. As of September 30, 2017 and December 31, 2016, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,719,000 and $773,000, respectively, which are recorded in reinsurance balances payable in the accompanying condensed consolidated balance sheets.

Note 7 – Credit Facility

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment of dividend bearing common stock was $22,500 as of September 30, 2017. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2016 and are due and payable within one year of borrowing. The maximum allowable advance is approximately $6,212,000 as of September 30, 2017. There were no borrowings under this facility during the three months ended September 30, 2017.

Note 8 – Stockholders’ Equity

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

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $2,363,993 and $1,446,684 for the nine months ended September 30, 2017 and 2016, respectively. The Company’s Board of Directors approved a quarterly dividend on November 8, 2017 of $.08 per share payable in cash on December 15, 2017 to stockholders of record as of November 30, 2017 (see Note 12).

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

The results of operations for the three months ended September 30, 2017 and 2016 include stock-based stock option compensation expense totaling approximately $5,000 and $23,000, respectively, which is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The results of operations for the nine months ended September 30, 2017 and 2016 include stock-based stock option compensation expense totaling approximately $35,000 and $90,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and nine months ended September 30, 2017 and 2016. Such amounts have been included in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense for the nine months ended September 30, 2017 and 2016 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the nine months ended September 30, 2017. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2016 was $1.87 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the nine months ended September 30, 2017 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2017	362,750	$6.62	2.61	$2,586,748

Granted	-	$-		$-
Exercised	(14,500)	$5.55		$133,058
Forfeited	-	$-		$-

Outstanding at September 30, 2017	348,250	$6.66	1.90	$3,355,953

Vested and Exercisable at September 30, 2017	278,250	$6.53	1.78	$2,717,978

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.30 closing price of the Company’s Common Stock on September 30, 2017.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $66,517 from the exercise of options for the purchase of 11,750 shares of Common Stock during the nine months ended September 30, 2017. The remaining 2,750 options exercised during the nine months ended September 30, 2017 were Net Exercises, resulting in the issuance of 1,828 shares of Common Stock. The Company received cash proceeds of $12,725 from the exercise of options for the purchase of 2,500 shares of Common Stock during the nine months ended September 30, 2016.

As of September 30, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $9,000. Unamortized compensation cost as of September 30, 2017 is expected to be recognized over a remaining weighted-average vesting period of 0.87 years.

As of September 30, 2017, there were 551,758 shares reserved for grants under the 2014 Plan.

Other Equity Compensation

In January 2017, the Company granted a total of 8,000 shares of restricted Common Stock under the 2014 Plan to its then four non-employee directors. In January 2016, the Company granted a total of 6,000 shares of restricted Common Stock under the 2014 Plan to its three then non-employee directors. In March 2016, the Company granted 1,500 shares of restricted Common Stock under the 2014 Plan to a newly elected non-employee director. In May 2017 and August 2017, the Company granted 1,250 shares and 795 shares, respectively, of restricted Common Stock under the 2014 Plan to two newly elected non-employee directors. One-third of the shares granted will vest on each of the three annual anniversaries following the grant date.

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

In August and September 2017, the Company granted a total of 4,020 shares of restricted Common Stock under the 2014 Plan to three employees. The shares granted will vest on each of the three annual anniversaries following the grant date.

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months and nine months ended September 30, 2017, stock-based compensation of approximately $65,000 and $163,000, respectively, for these grants is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

Note 9 – Income Taxes

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2017	2016

Deferred tax asset:
Net operating loss carryovers (1)	$112,760	$131,626
Claims reserve discount	444,517	417,349
Unearned premium	3,866,770	2,877,365
Deferred ceding commission revenue	1,344,275	2,329,626
Other	504,338	188,675
Total deferred tax assets	6,272,660	5,944,641

Deferred tax liability:
Investment in KICO (2)	1,169,000	1,169,000
Deferred acquisition costs	4,889,872	4,161,526
Intangibles	372,300	459,000
Depreciation and amortization	287,861	265,671
Net unrealized appreciation of securities - available for sale	681,715	56,393
Total deferred tax liabilities	7,400,748	6,111,590

Net deferred income tax liability	$(1,128,088)	$(166,949)

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	September 30, 2017	December 31, 2016	Expiration
State only (A)	$786,240	$655,719	December 31, 2037
Valuation allowance	(680,280)	(534,293)
State only, net of valuation allowance	105,960	121,426
Amount subject to Annual Limitation, federal only (B)	6,800	10,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$112,760	$131,626

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2017 and December 31, 2016 was approximately $12,095,996 and $10,088,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2037.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2017 and 2016. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2014 through December 31, 2016 remain subject to examination.

Note 10 – Earnings Per Common Share

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended September 30, 2017 and 2016, the inclusion of -0- and 27,500 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options. For the nine months ended September 30, 2017 and 2016, the inclusion of -0- and 22,664 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average number of shares outstanding	10,626,242	7,911,353	10,307,689	7,676,887
Effect of dilutive securities, common share equivalents:
Stock options	197,133	-	189,211	-
Restricted stock awards	9,364	61,572	3,373	52,825

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,832,739	7,972,925	10,500,272	7,729,712

Note 11 - Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim is asserted by a third party in a lawsuit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect on the condensed consolidated financial statements.

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At September 30, 2017, cumulative rent expense exceeded cumulative rent payments by $89,219. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2017, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2017 (three months)	$39,980
2018	164,117
2019	169,861
2020	175,806
2021	181,959
Thereafter	432,392
Total	$1,164,115

Rent expense for the three months ended September 30, 2017 and 2016 amounted to $41,342 and $26,126, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 amounted to $124,026 and $78,377 respectively. Rent expense is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

Note 12 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2017 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On November 8, 2017, the Company’s Board of Directors approved a quarterly dividend of $.08 per share payable in cash on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses in New York State and other markets through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island and Texas. We began writing homeowners business in New Jersey on May 4, 2017. Although New Jersey is now a growing expansion market for us, the majority of KICO’s business is written in the State of New York. In October 2017, a homeowners rate, rule, and form filing was approved for use by the State of Rhode Island. We anticipate writing business there in the fourth quarter of 2017. In October 2017, KICO received tentative approval for a Massachusetts insurance license. KICO expects to have final approval and file a Massachusetts homeowners rate, rule, and form filing in the fourth quarter of 2017.

In November 2016, we commenced a plan of action to upgrade KICO’s A. M. Best rating. In April 2017, A.M. Best upgraded the Financial Strength Rating (FSR) of KICO to A- (Excellent) from B++ (Good). We believe that the A.M. Best rating of A- has opened new growth opportunities for KICO. The plan required us to raise capital and to contribute a portion of the proceeds to KICO while also reducing KICO’s reliance on quota share reinsurance. On January 31, 2017, we closed on an underwritten public offering of 2,500,000 shares of our common stock. On February 14, 2017, we closed on the underwriters’ purchase option for an additional 192,500 shares of our common stock. The public offering price for the 2,692,500 shares sold was $12.00 per share. The aggregate net proceeds to us were approximately $30,137,000. On March 1, 2017, we used $23,000,000 of the net proceeds from the offering to contribute capital to KICO. This capital was required for its ratings upgrade plan and to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. In March 2017, KICO bound its personal lines quota share treaty effective July 1, 2017, reducing the quota share ceding rate to 20% from the previous 40%.

We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities. All of KICO’s insurance policies are written for a one year term. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one year life of the policy). A significant period of time can elapse from the receipt of insurance premiums to the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

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

Underwriting income: Underwriting income is net pre-tax income attributable to our insurance underwriting business before investment activity. It excludes net investment income, net realized gains from investments, and depreciation and amortization (net premiums earned less expenses included in the combined ratio). Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, the current economic environment, and other factors, in forming its estimates and judgments for certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. However, application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of similar companies.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not yet been reported prior to the reporting date, amounts recoverable from reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 to the condensed consolidated financial statements - “Accounting Policies” for information related to updated accounting policies.

Consolidated Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$89,424	$76,375	$13,049	17.1%
Assumed written premiums	18	15	3	20.0%
	89,442	76,390	13,052	17.1%
Ceded written premiums
Ceded to quota share treaties in force during the period	18,943	19,463	(520)	(2.7)%
Return of premiums previously ceded to prior quota share treaties (1)	(7,140)	-	(7,140)	na
Ceded to quota share treaties	11,803	19,463	(7,660)	(39.4)%
Ceded to excess of loss treaties	903	1,078	(175)	(16.2)%
Ceded to catastrophe treaties	8,013	7,002	1,011	14.4%
Total ceded written premiums	20,719	27,543	(6,824)	(24.8)%

Net written premiums	68,723	48,847	19,876	40.7%

Change in unearned premiums
Direct and assumed	(8,448)	(4,874)	(3,574)	73.3%
Ceded to quota share treaties	(5,437)	1,216	(6,653)	(547.1)%
Change in net unearned premiums	(13,885)	(3,658)	(10,227)	279.6%

Premiums earned
Direct and assumed	80,994	71,516	9,478	13.3%
Ceded to quota share treaties	(26,156)	(26,327)	171	(0.6)%
Net premiums earned	54,838	45,189	9,649	21.4%
Ceding commission revenue	8,208	8,274	(66)	(0.8)%
Net investment income	2,917	2,286	631	27.6%
Net realized gain on investments	97	605	(508)	(84.0)%
Other income	926	831	95	11.4%
Total revenues	66,986	57,185	9,801	17.1%

(1) Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20%. The Cut-off of this treaty on July 1, 2017 resulted in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

	Nine months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Total revenues (continued)	66,986	57,185	9,801	17.1%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	31,324	26,746	4,578	17.1%
Losses from catastrophes (1)	-	2,337	(2,337)	(100.0)%
Total direct and assumed loss and loss adjustment expenses	31,324	29,083	2,241	7.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,503	7,742	761	9.8%
Losses from catastrophes (1)	-	935	(935)	(100.0)%
Total ceded loss and loss adjustment expenses	8,503	8,677	(174)	(2.0)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	22,821	19,004	3,817	20.1%
Losses from catastrophes (1)	-	1,402	(1,402)	(100.0)%
Net loss and loss adjustment expenses	22,821	20,406	2,415	11.8%

Commission expense	15,491	13,400	2,091	15.6%
Other underwriting expenses	12,887	10,982	1,905	17.3%
Other operating expenses	2,731	1,292	1,439	111.4%
Depreciation and amortization	1,023	835	188	22.5%
Total expenses	54,954	46,915	8,038	17.1%

Income from operations before taxes	12,031	10,270	1,761	17.1%
Provision for income tax	3,976	3,426	550	16.1%
Net income	$8,055	$6,844	$1,211	17.7%

(1) For the nine months ended September 30, 2016, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Nine months ended September 30,
	2017	2016	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	41.6%	45.2%	(3.6)	(8.0)%
Net underwriting expense ratio	35.2%	33.8%	1.4	4.1%
Net combined ratio	76.8%	79.0%	(2.2)	(2.8)%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2017 (“2017”) were $89,424,000 compared to $76,375,000 during the nine months ended September 30, 2016 (“2016”). The increase of $13,049,000, or 17.1%, was primarily due to an increase in policies in-force during 2017 as compared to 2016 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. In May 2017, we started writing Homeowners’ policies in New Jersey. Policies in-force increased by 14.6% as of September 30, 2017 compared to September 30, 2016.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during 2017 and 2016. For purposes of the discussion herein, the change in quota share ceding rates on July 1, 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2016/2017 Treaty")	("2017/2019 Treaty")	("2015/2016 Treaty")	("2016/2017 Treaty")
Quota share reinsurance rates
Personal lines	40%	20%	40%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net written premiums increased $19,876,000, or 40.7%, to $68,723,000 in 2017 from $48,847,000 in 2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Change in quota share ceding rate

Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20%. The Cut-off of this treaty on July 1, 2017 resulted in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. We did not change our quota share ceding rate on July 1, 2016, and accordingly, there was no return of unearned premiums from our reinsurers (in contrast with what occurred on July 1, 2017), thus magnifying the percentage increase in net written premiums in 2017. The table below shows the effect of the $7,140,000 return of ceded premiums on net written premiums for 2017:

	Nine months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Net written premiums	$68,723	$48,847	$19,876	40.7%
Return of premiums previously ceded to prior quota share treaties	7,140	-	7,140	na
Net written premiums without the effect of the July 1, 2017 Cut-off	$61,583	$48,847	$12,736	26.1%

Without the $7,140,000 effect of the Cut-off in 2017, net written premiums increased by $12,736,000, or 26.1%, in 2017 compared to 2016.

Excess of loss reinsurance treaties

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2017, our ceded excess of loss reinsurance premiums decreased by $175,000 over the comparable ceded premiums for 2016. The decrease was due to more favorable reinsurance rates in 2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In 2017, our catastrophe reinsurance premiums increased by $1,011,000 over the comparable ceded premiums for 2016. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in 2017

Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $9,649,000, or 21.4%, to $54,838,000 in 2017 from $45,189,000 in 2016. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty. The decrease in our quota share ceding percentage from the July 1, 2017 Cut-off gave us a $7,140,000 return of premiums previously ceded, which led to an increase in our net premiums earned during the period after the Cut-off.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2017 and 2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2016/2017 Treaty")	("2017/2019 Treaty")	("2015/2016 Treaty")	("2016/2017 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	52%	53%	55%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Provisional ceding commissions earned	$8,690	$9,508	$(818)	(8.6)%
Contingent ceding commissions earned	(482)	(1,234)	752	60.9%

Total ceding commission revenue	$8,208	$8,274	$(66)	(0.8)%

Ceding commission revenue was $8,208,000 in 2017 compared to $8,274,000 in 2016. The decrease of $66,000, or 0.8%, was due to a decrease in provisional ceding commissions earned, partially offset by a reduction in negative contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2017 our provisional ceding rate was 52% from January 1, 2017 through June 30, 2017 under the 2016/2017 Treaty and was increased to 53% effective July 1, 2017 under the 2017/2019 Treaty. In 2016 our provisional ceding rate was 55% from January 1, 2016 through June 30, 2016 under the 2015/2016 Treaty and was decreased to 52% effective July 1, 2016 under the 2016/2017 Treaty. The $818,000 decrease in provisional ceding commissions earned is primarily due to the decrease in quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2016 through June 30, 2017; thus there was less ceded premiums beginning July 1, 2017 available to earn ceding commissions than there was in 2016. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the increase in our provisional ceding commission rate as discussed above.

Contingent Ceding Commissions Earned

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaties detailed in the table above that were in effect during 2017 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2016. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2016.

The 2017/2019 Treaty, 2016/2017 Treaty and 2015/2016 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting the provisional commission rate higher than the rates we received in prior years. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net Investment Income

Net investment income was $2,917,000 in 2017 compared to $2,286,000 in 2016. The increase of $631,000, or 27.6%, was due to an increase in average invested assets in 2017. The average yield on invested assets was 3.63% as of September 30, 2017 compared to 3.90% as of September 30, 2016. The pre-tax equivalent yield on invested assets was 3.84% and 4.17% as of September 30, 2017 and 2016, respectively.

Cash and invested assets were $155,738,000 as of September 30, 2017, compared to $108,968,000 as of September 30, 2016. The $46,770,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $30,137,000 that we received in January and February 2017 from our public offering and increased operating cash flows for the period after September 30, 2016.

Other Income

Other income was $926,000 in 2017 compared to $831,000 in 2016. The increase of $95,000, or 11.4%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $22,821,000 in 2017 compared to $20,406,000 in 2016. The net loss ratio was 41.6% in 2017 compared to 45.2% in 2016, a decrease of 3.6 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

During 2017, the net loss ratio decreased compared to 2016 due primarily to the reduced impact from severe winter weather. We record a catastrophe impact for this component if losses incurred from winter weather claims exceed those expected in an average winter.  The 2017 winter season was milder than average, and we did not record a catastrophe impact. In 2016 through three quarters, we recorded a 3.1 point catastrophe impact, resulting in a reduction in the overall loss ratio from 2016 to 2017 of 3.1 points.  In addition, we have recorded 0.5 points of favorable prior year loss development in 2017 compared to 0.4 points of favorable prior year development in 2016, or an increase in the favorable impact of 0.1 points year to date. Finally, the core loss ratio excluding the impact of severe winter weather and prior year development was 42.1% in 2017, compared to 42.4% in 2016, a decrease of 0.3 points.  Overall claim frequency excluding the impact of severe winter weather has declined during 2017, contributing to the reduction in the core loss ratio. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $15,491,000 in 2017 or 19.1% of direct earned premiums. Commission expense was $13,400,000 in 2016 or 18.7% of direct earned premiums. The increase of $2,091,000 is due to the increase in direct earned premiums in 2017 as compared to 2016.

Other Underwriting Expenses

Other underwriting expenses were $12,887,000 in 2017 compared to $10,982,000 in 2016. The increase of $1,905,000, or 17.3%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to expansion into the states where we are newly licensed to write business (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $710,000 in 2017 compared to $272,000 in 2016. The increase of $438,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Salaries and employment costs, excluding Expansion Expenses costs discussed above, were $5,451,000 in 2017 compared to $4,985,000 in 2016. The increase of $466,000, or 9.3%, was less than the 17.1% increase in direct written premiums, which is not yet materially affected by our expansion business. Our employee bonus plan is aligned with our combined ratio. The lower the combined ratio, the greater the bonus percentage that our employees receive relative to their annual salaries. The combined ratio has decreased by 2.2 percentage points in 2017, resulting in a $211,000 increase in the 2017 accrued bonus. The remaining increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries. Other underwriting expenses as a percentage of direct written premiums remained constant at 14.4 in both 2017 and 2016. Other underwriting expenses as a percentage of direct premiums earned increased to 15.9% in 2017 compared to 15.4% in 2016.

Other underwriting expenses as a percentage of net premiums earned was 23.5% in 2017 compared to 24.2% in 2016. The table below provides an analysis of the significant components of the 0.7 percentage point decrease. Our net underwriting expense ratio in 2017, including the impact of ceding commissions, was 35.2% compared with 33.8% in 2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2017	2016	Point Change

Ceding commission revenue - provisional	(15.8)%	(21.0)%	5.2
Ceding commission revenue - contingent	0.9	2.7	(1.8)
Other income	(1.6)	(1.8)	0.2
Acquisition costs and other underwriting expenses:
Commission expense	28.2	29.7	(1.5)
	11.7	9.6	2.1
Other underwriting expenses
Employment costs attributable to core NY business	9.9	11.0	(1.1)
Expansion Expenses	1.3	0.6	0.7
IT expenses	2.0	1.7	0.3
Other expenses	10.3	10.9	(0.6)
Total other underwriting expenses	23.5	24.2	(0.7)

Net underwriting expense ratio	35.2%	33.8%	1.4

The other underwriting expenses ratio, excluding the impact of ceding commission revenue and commission expense, declined 0.7 points, from 24.2% in 2016 to 23.5% in 2017. This decrease is driven by a decline in the impact from employment costs attributable to our growing core New York business and other expenses, partially offset by the impact from increased costs related to expansion and IT expenses.

The overall increase of 1.4 percentage points in the net underwriting expense ratio was impacted by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017.The increase to the net underwriting expense ratio was impacted more by reductions in the reinsurance ceding commission revenue components than it was to changes in the commission expense and other underwriting expense components, each of which declined as a ratio to net premiums earned.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $2,731,000 in 2017 compared to $1,292,000 in 2016. The increase in 2017 of $1,439,000, or 111.4%, was primarily due to increases in executive bonus compensation, executive compensation due to annual rate increases and hiring of additional staff, equity compensation, and professional fees. The increase in executive bonus compensation includes $709,000 of accrued long-term bonus compensation pursuant to the three year employment agreement effective January 1, 2017 with our Chief Executive Officer. In 2016 there was no long-term bonus compensation plan in place.

Depreciation and Amortization

Depreciation and amortization was $1,023,000 in 2017 compared to $835,000 in 2016. The increase of $188,000, or 22.5%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in 2017 was $3,976,000, which resulted in an effective tax rate of 33.1%. Income tax expense in 2016 was $3,426,000, which resulted in an effective tax rate of 33.4%. Income before taxes was $12,031,000 in 2017 compared to $10,270,000 in 2016.

Net Income

Net income was $8,055,000 in 2017 compared to $6,844,000 in 2016. The increase in net income of $1,211,000, or 17.7%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income and other income and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue and net realized gains on investments, and increases in other underwriting expenses related to premium growth, other operating expenses, and depreciation and amortization.

Three Months Ended  September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$32,840	$27,171	$5,669	20.9%
Assumed written premiums	12	(1)	13	(1,300.0)%
	32,852	27,170	5,682	20.9%
Ceded written premiums
Ceded to quota share treaties in force during the period	4,635	7,082	(2,447)	(34.6)%
Return of premiums previously ceded to prior quota share treaties (1)	(7,140)	-	(7,140)	na
Ceded to quota share treaties	(2,505)	7,082	(9,587)	(135.4)%
Ceded to excess of loss treaties	267	429	(162)	(37.8)%
Ceded to catastrophe treaties	2,829	2,427	402	16.6%
Total ceded written premiums	591	9,938	(9,347)	(94.1)%

Net written premiums	32,261	17,232	15,029	87.2%

Change in unearned premiums
Direct and assumed	(4,409)	(2,304)	(2,105)	91.4%
Ceded to quota share treaties	(6,339)	718	(7,057)	(982.9)%
Change in net unearned premiums	(10,748)	(1,586)	(9,162)	577.7%

Premiums earned
Direct and assumed	28,445	24,866	3,579	14.4%
Ceded to quota share treaties	(6,931)	(9,220)	2,289	(24.8)%
Net premiums earned	21,514	15,646	5,868	37.5%
Ceding commission revenue	1,718	2,935	(1,217)	(41.5)%
Net investment income	1,033	709	324	45.7%
Net realized gain on investments	21	241	(220)	(91.3)%
Other income	328	297	31	10.4%
Total revenues	24,614	19,828	4,786	24.1%

(1) Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20%. The Cut-off of this treaty on July 1, 2017 resulted in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

	Three months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Total revenues (continued)	24,614	19,828	4,786	24.1%

Expenses
Loss and loss adjustment expenses
Direct and assumed	8,150	6,708	1,442	21.5%
Ceded	1,077	1,573	(496)	(31.5)%
Net loss and loss adjustment expenses	7,073	5,135	1,938	37.7%
Commission expense	5,500	4,604	896	19.5%
Other underwriting expenses	4,475	4,039	436	10.8%
Other operating expenses	1,069	530	539	101.7%
Depreciation and amortization	379	262	117	44.7%
Total expenses	18,496	14,570	3,926	26.9%

Income from operations before taxes	6,118	5,258	860	16.4%
Provision for income tax	2,044	1,797	247	13.7%
Net income	$4,074	$3,461	$613	17.7%

	Three months ended September 30,
	2017	2016	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	32.9%	32.8%	0.1	0.3%
Net underwriting expense ratio	36.9%	34.6%	2.3	6.6%
Net combined ratio	69.8%	67.4%	2.4	3.6%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2017 (“Q3-2017”) were $32,840,000 compared to $27,171,000 during the three months ended September 30, 2016 (“Q3-2016”). The increase of $5,669,000, or 20.9%, was primarily due to an increase in policies in-force during Q3-2017 as compared to Q3-2016. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a large driver of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. In May 2017, we started writing Homeowners’ policies in New Jersey. Policies in-force increased by 14.6% as of September 30, 2017 compared to September 30, 2016.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Q3-2017 and Q3-2016. For purposes of the discussion herein, the change in quota share ceding rates on July 1, 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended
	September 30,
	2017	2016
	("2017/2019 Treaty")	("2016/2017 Treaty")
Quota share reinsurance rates
Personal lines	20%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net written premiums increased $15,029,000, or 87.2%, to $32,261,000 in Q3-2017 from $17,232,000 in Q3-2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Change in quota share ceding rate

Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20%. The Cut-off of this treaty on July 1, 2017 resulted in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. We did not change our quota share ceding rate on July 1, 2016, and accordingly, there was no return of unearned premiums from our reinsurers (in contrast with what occurred on July 1, 2017), thus magnifying the percentage increase in net written premiums in Q3-2017. The table below shows the effect of the $7,140,000 return of ceded premiums on net written premiums for Q3-2017:

	Three months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Net written premiums	$32,261	$17,232	$15,029	87.2%
Return of premiums previously ceded to prior quota share treaties	7,140	-	7,140	na
Net written premiums without the effect of the July 1, 2017 Cut-off	$25,121	$17,232	$7,889	45.8%

Without the $7,140,000 effect of the Cut-off in Q3-2017, net written premiums increased by $7,889,000, or 45.8%, in Q3-2017 compared to Q3-2016.

Excess of loss reinsurance treaties

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In Q3-2017, our ceded excess of loss reinsurance premiums decreased by $162,000 over the comparable ceded premiums for Q3-2016. The decrease was due to more favorable reinsurance rates in Q3-2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In Q3-2017, our catastrophe reinsurance premiums increased by $402,000 over the comparable ceded premiums for Q3-2016. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Q3-2017.

Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $5,868,000, or 37.5%, to $21,514,000 in Q3-2017 from $15,646,000 in Q3-2016. The increase was due to the increase in written premiums discussed above and to increased retention effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty. The decrease in our quota share ceding percentage from the July 1, 2017 Cut-off gave us a $7,140,000 return of premiums previously ceded, which led to an increase in our net premiums earned during the period after the Cut-off.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Q3-2017 and Q3-2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30,
	2017	2016
	("2017/2019 Treaty")	("2016/2017 Treaty")
Provisional ceding commission rate on quota share treaty
Personal lines	53%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2017	2016	Change	Percent

Provisional ceding commissions earned	$1,922	$3,186	$(1,264)	(39.7)%
Contingent ceding commissions earned	(204)	(251)	47	18.7%

Total ceding commission revenue	$1,718	$2,935	$(1,217)	(41.5)%

Ceding commission revenue was $1,718,000 in Q3-2017 compared to $2,935,000 in Q3-2016. The decrease of $1,217,000, or 41.5%, was due to a decrease in provisional ceding commissions earned, partially offset by a reduction in negative contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In Q3-2017 our provisional ceding rate was 53% effective July 1, 2017 under the 2017/2019 Treaty. In Q3-2016 our provisional ceding rate was 52% effective July 1, 2016 under the 2016/2017 Treaty. The $1,264,000 decrease in provisional ceding commissions earned is primarily due to the decrease in quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect during Q3-2016; thus there was less ceded premiums in Q3-2017 available to earn ceding commissions than there was in Q3-2016. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the increase in our provisional ceding commission rate as discussed above.

Contingent Ceding Commissions Earned

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the personal lines quota share treaties detailed in the table above that were in effect during Q3-2017 are subject to change based on losses incurred from claims with accident dates beginning July 1, 2017. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017 under those treaties.

The 2017/2019 Treaty and 2016/2017 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting the provisional commission rate higher than the rates we received in prior years. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under the current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions, as was the case under previous “gross” treaties. See “Reinsurance” below for changes to our personal lines quota share effective July 1, 2017.

Net Investment Income

Net investment income was $1,033,000 in Q3-2017 compared to $709,000 in Q3-2016. The increase of $324,000, or 45.7%, was due to an increase in average invested assets in Q3-2017. The average yield on invested assets was 3.63% as of September 30, 2017 compared to 3.90% as of September 30, 2016. The pre-tax equivalent yield on invested assets was 3.84% and 4.17% as of September 30, 2017 and 2016, respectively.

Cash and invested assets were $155,738,000 as of September 30, 2017, compared to $108,968,000 as of September 30, 2016. The $46,770,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $30,137,000 that we received in January and February 2017 from our public offering and increased operating cash flows for the period after September 30, 2016.

Other Income

Other income was $328,000 in Q3-2017 compared to $297,000 in Q3-2016. The increase of $31,000, or 10.4%, was primarily due to an increase in installment and finance fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $7,073,000 in Q3-2017 compared to $5,135,000 in Q3-2016. The net loss ratio was 32.9% in Q3-2017 compared to 32.8% in Q3-2016, an increase of 0.1 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

During Q3-2017, the net loss ratio was relatively stable compared to Q3-2016, increasing 0.1 points to 32.9% from 32.8% in Q3-2016. The core loss ratio excluding the impact of severe winter weather and prior year loss development was 33.1% in Q3-2017 compared to 33.2% in Q3-2016, or a decrease of 0.1 points. The small decrease is driven by continued improvements in claim frequency for personal lines. In addition, we recorded 0.2 points of favorable prior year loss development in Q3-2017, compared to 0.4 points of favorable development in Q3-2016, or a reduction in the impact of favorable prior year development of 0.2 points. There was no impact from severe winter weather recorded in either Q3-2017 or Q3-2016.

Commission Expense

Commission expense was $5,500,000 in Q3-2017 or 19.3% of direct earned premiums. Commission expense was $4,604,000 in Q3-2016 or 18.5% of direct earned premiums. The increase of $896,000 is due to the increase in direct earned premiums in Q3-2017 as compared to Q3-2016.

Other Underwriting Expenses

Other underwriting expenses were $4,475,000 in Q3-2017 compared to $4,039,000 in Q3-2016. The increase of $436,000, or 10.8%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to expansion into the states where we are newly licensed to write business (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $212,000 in Q3-2017 compared to $160,000 in Q3-2016. The increase of $52,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Salaries and employment costs, excluding Expansion Expenses costs discussed above, were $1,946,000 in Q3-2017 compared to $1,795,000 in Q3-2016. The increase of $151,000, or 8.4%, was less than the 20.9% increase in overall direct premiums written, which is not yet materially affected by our expansion business. Our employee bonus plan is aligned with our year to date combined ratio. The lower the year to date combined ratio, the greater the bonus percentage that our employees receive relative to their annual salaries. The year to date combined ratio has decreased by 2.2 percentage points through Q3-2017, resulting in a $52,000 increase in the Q3-2017 accrued bonus. The remaining increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries. Other underwriting expenses as a percentage of direct written premiums decreased to 13.6% in Q3-2017 from 14.9% in Q3-2016. Other underwriting expenses as a percentage of direct premiums earned decreased to 15.7% in Q3-2017 compared to 16.2% in Q3-2016.

  Other underwriting expenses as a percentage of net premiums earned was 20.8% in Q3-2017 compared to 25.9% in Q3-2016. The table below provides an analysis of the significant components of the 5.1 percentage point decrease. Our net underwriting expense ratio, including the impact of ceding commissions, was 36.9% in Q3-2017, compared with 34.6% in Q3-2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,		Percentage
	2017	2016	Point Change

Ceding commission revenue - provisional	(8.9)%	(20.4)%	11.5
Ceding commission revenue - contingent	0.9	1.6	(0.7)
Other income	(1.5)	(1.9)	0.4
Acquisition costs and other underwriting expenses:
Commission expense	25.6	29.4	(3.8)
	16.1	8.7	7.4
Other underwriting expenses
Employment costs attributable to core NY business	9.0	11.5	(2.5)
Expansion Expenses	1.0	1.0	-
IT expenses	1.9	1.7	0.2
Other expenses	8.9	11.7	(2.8)
Total other underwriting expenses	20.8	25.9	(5.1)

Net underwriting expense ratio	36.9%	34.6%	2.3

The other underwriting expenses ratio, excluding the impact of ceding commission revenue and commission expense, declined 5.1 points, from 25.9% in 2016 to 20.8% in 2017. This decrease is driven by a decline in the impact from employment costs attributable to our growing core New York business and other expenses.

The overall increase of 2.3 percentage points in the net underwriting expense ratio was impacted by the change in our quota share ceding rate and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017. The increase to the net underwriting expense ratio was impacted more by reductions in the reinsurance ceding commission revenue components than it was to changes in the commission expenses and other underwriting expense components, each of which declined as a ratio to net premiums earned.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,069,000 in Q3-2017 compared to $530,000 in Q3-2016. The increase in Q3-2017 of $539,000, or 101.7%, was primarily due to increases in executive bonus compensation, executive compensation due to annual rate increases and hiring of additional staff, equity compensation, and consulting fees. The increase in executive bonus compensation includes $236,000 of accrued long-term bonus compensation pursuant to the three year employment agreement effective January 1, 2017 with our Chief Executive Officer. In Q3-2016 there was no long-term bonus compensation plan in place.

Depreciation and Amortization

Depreciation and amortization was $379,000 in Q3-2017 compared to $262,000 in Q3-2016. The increase of $117,000, or 44.7%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Income Tax Expense

Income tax expense in Q3-2017 was $2,044,000, which resulted in an effective tax rate of 33.4%. Income tax expense in Q3-2016 was $1,797,000, which resulted in an effective tax rate of 34.2%. Income before taxes was $6,118,000 in Q3-2017 compared to $5,258,000 in Q3-2016.

Net Income

Net income was $4,074,000 in Q3-2017 compared to $3,461,000 in Q3-2016. The increase in net income of $613,000, or 17.7%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income and other income and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue and net realized gains on investments, and increases in other underwriting expenses related to premium growth, other operating expenses, and depreciation and amortization.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Gross premiums written:
Personal lines	$26,729,634	$21,357,900	$69,331,085	$58,496,825
Commercial lines	3,634,037	3,111,308	11,380,912	9,916,605
Livery physical damage	2,422,352	2,640,531	8,549,878	7,792,984
Other(1)	65,778	59,637	180,086	183,376
Total	$32,851,801	$27,169,376	$89,441,961	$76,389,790

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$19,373,782	$11,893,952	$42,684,254	$32,111,287
Return of premiums previously ceded to
prior quota share treaties	7,140,088	-	7,140,088	-
Personal lines (2)	26,513,870	11,893,952	49,824,342	32,111,287
Commercial lines	3,250,326	2,760,623	10,196,459	8,919,387
Livery physical damage	2,422,352	2,640,531	8,549,878	7,792,984
Other(1)	74,771	(62,826)	152,245	23,179
Total	$32,261,319	$17,232,280	$68,722,924	$48,846,837

Net premiums earned:
Personal lines (2)	$15,395,435	$10,388,403	$37,125,043	$29,678,863
Commercial lines	3,125,137	2,828,473	8,953,476	8,282,020
Livery physical damage	2,939,032	2,487,975	8,616,365	7,106,718
Other(1)	54,804	(58,670)	142,999	121,130
Total	$21,514,408	$15,646,181	$54,837,883	$45,188,731

Net loss and loss adjustment expenses:
Personal lines	$3,553,087	$2,383,297	$13,304,934	$13,069,461
Commercial lines	1,535,862	1,178,963	4,294,440	3,271,253
Livery physical damage	1,417,332	1,236,780	3,643,007	3,171,434
Other(1)	10,226	(145,932)	32,824	(430,869)
Unallocated loss adjustment expenses	556,816	481,746	1,546,036	1,324,266
Total	$7,073,323	$5,134,854	$22,821,241	$20,405,545

Net loss ratio:
Personal lines	23.1%	22.9%	35.8%	44.0%
Commercial lines	49.1%	41.7%	48.0%	39.5%
Livery physical damage	48.2%	49.7%	42.3%	44.6%
Other(1)	18.7%	248.7%	23.0%	-355.7%
Total	32.9%	32.8%	41.6%	45.2%

(1)
 “Other” includes, among other things, premiums and loss and loss adjustment expenses from commercial auto and our participation in a mandatory state joint underwriting association.
(2)
 See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate effective July 1, 2017.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues
Net premiums earned	$21,514,408	$15,646,181	$54,837,883	$45,188,731
Ceding commission revenue	1,717,610	2,934,928	8,208,000	8,274,290
Net investment income	1,033,307	709,072	2,917,111	2,286,199
Net realized gain (loss) on investments	20,998	241,035	96,915	604,903
Other income	317,269	294,373	880,930	820,472
Total revenues	24,603,592	19,825,589	66,940,839	57,174,595

Expenses
Loss and loss adjustment expenses	7,073,323	5,134,854	22,821,241	20,405,545
Commission expense	5,500,483	4,603,755	15,491,027	13,400,029
Other underwriting expenses	4,475,455	4,039,209	12,887,488	10,981,784
Depreciation and amortization	378,518	262,097	1,023,390	834,519
Total expenses	17,427,779	14,039,915	52,223,146	45,621,877

Income from operations	7,175,813	5,785,674	14,717,693	11,552,718
Income tax expense	2,399,048	2,114,016	4,911,977	3,881,232
Net income	$4,776,765	$3,671,658	$9,805,716	$7,671,486

Key Measures:
Net loss ratio	32.9%	32.8%	41.6%	45.2%
Net underwriting expense ratio	36.9%	34.6%	35.2%	33.8%
Net combined ratio	69.8%	67.4%	76.8%	79.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,975,938	$8,642,964	$28,378,515	$24,381,813
Less: Ceding commission revenue	(1,717,610)	(2,934,928)	(8,208,000)	(8,274,290)
Less: Other income	(317,269)	(294,373)	(880,930)	(820,472)
Net underwriting expenses	$7,941,059	$5,413,663	$19,289,585	$15,287,051

Net premiums earned	$21,514,408	$15,646,181	$54,837,883	$45,188,731

Net Underwriting Expense Ratio	36.9%	34.6%	35.2%	33.8%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2017
Written premiums	$89,423,758	$18,203	$(20,719,037)	$68,722,924
Change in unearned premiums	(8,456,690)	8,162	(5,436,513)	(13,885,041)
Earned premiums	$80,967,068	$26,365	$(26,155,550)	$54,837,883

Loss and loss adjustment expenses excluding
the effect of catastrophes	$31,281,727	$42,751	$(8,503,237)	$22,821,241
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$31,281,727	$42,751	$(8,503,237)	$22,821,241

Loss ratio excluding the effect of catastrophes	38.6%	162.2%	32.5%	41.6%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	38.6%	162.2%	32.5%	41.6%

Nine months ended September 30, 2016
Written premiums	$76,375,159	$14,631	$(27,542,953)	$48,846,837
Change in unearned premiums	(4,875,664)	2,058	1,215,500	(3,658,106)
Earned premiums	$71,499,495	$16,689	$(26,327,453)	$45,188,731

Loss and loss adjustment expenses excluding
the effect of catastrophes	$26,712,184	$32,521	$(7,741,637)	$19,003,068
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$29,049,645	$32,521	$(8,676,621)	$20,405,545

Loss ratio excluding the effect of catastrophes	37.4%	194.9%	29.4%	42.1%
Catastrophe loss	3.3%	0.0%	3.5%	3.2%
Loss ratio	40.7%	194.9%	33.0%	45.2%

Three months ended September 30, 2017
Written premiums	$32,839,891	$11,910	$(590,482)	$32,261,319
Change in unearned premiums	(4,407,894)	(165)	(6,338,852)	(10,746,911)
Earned premiums	$28,431,997	$11,745	$(6,929,334)	$21,514,408

Loss and loss adjustment expenses excluding
the effect of catastrophes	$8,123,601	$26,418	$(1,076,696)	$7,073,323
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$8,123,601	$26,418	$(1,076,696)	$7,073,323

Loss ratio excluding the effect of catastrophes	28.6%	224.9%	15.5%	32.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	28.6%	224.9%	15.5%	32.9%

Three months ended September 30, 2016
Written premiums	$27,170,743	$(1,367)	$(9,937,096)	$17,232,280
Change in unearned premiums	(2,302,119)	(1,479)	717,499	(1,586,099)
Earned premiums	$24,868,624	$(2,846)	$(9,219,597)	$15,646,181

Loss and loss adjustment expenses excluding
the effect of catastrophes	$6,705,294	$2,226	$(1,572,666)	$5,134,854
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$6,705,294	$2,226	$(1,572,666)	$5,134,854

Loss ratio excluding the effect of catastrophes	27.0%	-78.2%	17.1%	32.8%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	27.0%	-78.2%	17.1%	32.8%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net premiums earned	$21,514,408	$15,646,181	$54,837,883	$45,188,731
Ceding commission revenue	1,717,610	2,934,928	8,208,000	8,274,290
Other income	317,269	294,373	880,930	820,472

Loss and loss adjustment expenses (1)	7,073,323	5,134,854	22,821,241	20,405,545

Acquisition costs and other underwriting expenses:
Commission expense	5,500,483	4,603,755	15,491,027	13,400,029
Other underwriting expenses	4,475,455	4,039,209	12,887,488	10,981,784
Total acquisition costs and other
underwriting expenses	9,975,938	8,642,964	28,378,515	24,381,813

Underwriting income	$6,500,026	$5,097,664	$12,727,057	$9,496,135

Key Measures:
Net loss ratio excluding the effect of catastrophes	32.9%	32.8%	41.6%	42.1%
Effect of catastrophe loss on net loss ratio (1) (2)	0.0%	0.0%	0.0%	3.1%
Net loss ratio	32.9%	32.8%	41.6%	45.2%

Net underwriting expense ratio excluding the
effect of catastrophes	36.9%	34.6%	35.2%	33.8%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	36.9%	34.6%	35.2%	33.8%

Net combined ratio excluding the effect
of catastrophes	69.8%	67.4%	76.8%	75.9%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	0.0%	0.0%	3.1%
Net combined ratio	69.8%	67.4%	76.8%	79.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$9,975,938	$8,642,964	$28,378,515	$24,381,813
Less: Ceding commission revenue	(1,717,610)	(2,934,928)	(8,208,000)	(8,274,290)
Less: Other income	(317,269)	(294,373)	(880,930)	(820,472)
	$7,941,059	$5,413,663	$19,289,585	$15,287,051

Net earned premium	$21,514,408	$15,646,181	$54,837,883	$45,188,731

Net Underwriting Expense Ratio	36.9%	34.6%	35.2%	33.8%

(1) For the nine months ended September 30, 2016, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 resulting from severe winter weather.

(2) For the nine months ended September 30, 2016, the effect of catastrophe loss from severe winter weather on our net combined ratio includes the direct effects of loss and loss adjustment expenses and there were no indirect effects in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of September 30, 2017 and December 31, 2016:

Available-for-Sale Securities

	September 30, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$11,428,403	$286,360	$(21,223)	$-	$11,693,540	9.4%

Corporate and other bonds
Industrial and miscellaneous	77,734,988	1,416,060	(204,904)	(109,623)	78,836,521	63.0%

Residential mortgage and other
asset backed securities (1)	21,152,407	291,172	(120,346)	(63,542)	21,259,691	17.0%
Total fixed-maturity securities	110,315,798	1,993,592	(346,473)	(173,165)	111,789,752	89.4%
Equity Securities	12,706,538	785,012	(103,789)	(166,645)	13,221,116	10.6%
Total	$123,022,336	$2,778,604	$(450,262)	$(339,810)	$125,010,868	100.0%

(1) KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to our relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of September 30, 2017, the fair value of the eligible investments was $7,028,101. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2017, there was no outstanding balance on the credit line.

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	9.1%

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	59.4%

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	20.5%
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	89.0%
Equity Securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	11.0%
Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	100.0%

Held-to-Maturity Securities

	September 30, 2017

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,456	$147,583	$-	$-	$754,039	14.6%

Political subdivisions of States,
Territories and Possessions	1,099,032	68,375	-	-	1,167,407	22.5%

Corporate and other bonds
Industrial and miscellaneous	3,140,861	124,122	(5,270)	-	3,259,713	62.9%

Total	$4,846,349	$340,080	$(5,270)	$-	$5,181,159	100.0%

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	14.2%

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	26.2%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	59.6%

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	100.0%

U.S. Treasury securities included in held-to-maturity securities are held in trust pursuant to the New York State Department of Financial Services’ minimum funds requirement.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2017 and December 31, 2016 is shown below:

	September 30, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,745,332	1,806,484	650,000	642,455
Five to ten years	2,494,561	2,620,636	3,838,475	3,901,625
More than 10 years	606,456	754,039	606,427	754,039
Total	$4,846,349	$5,181,159	$5,094,902	$5,298,119

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2017 and December 31, 2016 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,571,341	1.4%	1,801,106	2.2%
AA	11,498,555	10.3%	7,236,457	9.0%
A	17,319,455	15.6%	13,944,784	17.3%
BBB	59,211,360	53.0%	38,908,731	48.4%
BB	929,350	0.8%	-	0.0%
Total corporate and municipal bonds	90,530,061	81.1%	61,891,078	76.9%

Residential mortgage and other asset backed securities
AAA	2,021,700	1.8%	-	0.0%
AA	11,564,239	10.3%	14,143,828	17.7%
A	3,908,071	3.5%	173,973	0.2%
CCC	1,415,748	1.3%	513,369	0.6%
CC	126,335	0.1%	-	0.0%
C	30,318	0.0%	112,136	0.1%
D	1,811,320	1.6%	3,594,444	4.5%
Not rated	381,960	0.3%	-	0.0%
Total residential mortgage and other asset backed securities	21,259,691	18.9%	18,537,750	23.1%

Total	$111,789,752	100.0%	$80,428,828	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2017 and December 31, 2016:

Category	September 30, 2017	December 31, 2016
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.44%	3.44%

Political subdivisions of States,
Territories and Possessions	3.56%	3.87%

Corporate and other bonds
Industrial and miscellaneous	4.02%	3.86%

Residential mortgage and other asset backed securities	1.68%	3.83%

Total	3.54%	3.85%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Weighted average effective maturity	5.5	5.0

Weighted average final maturity	7.9	8.3

Effective duration	4.8	4.4

Fair Value Consideration

As disclosed in Note 4 to the Condensed Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2017 and December 31, 2016, 70% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Condensed Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of September 30, 2017 and December 31, 2016. As of September 30, 2017, our held-to-maturity debt securities included an investment in one bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded the first credit loss component of other-than-temporary impairment (“OTTI”) on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, we recorded an additional credit loss component of OTTI on this investment in the amount of $50,000 during the three months ended September 30, 2017. The total of the two OTTI write-downs of this investment as of September 30, 2017 was $119,911. We concluded that the other unrealized losses in these asset classes are temporary in nature and the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$2,183,221	$(21,223)	4	$-	$-	-	$2,183,221	$(21,223)

Corporate and other
bonds industrial and
miscellaneous	11,306,993	(204,904)	20	4,967,629	(109,623)	9	16,274,622	(314,527)

Residential mortgage and other
asset backed securities	13,999,289	(120,346)	16	1,241,754	(63,542)	5	15,241,043	(183,888)

Total fixed-maturity
securities	$27,489,503	$(346,473)	40	$6,209,383	$(173,165)	14	$33,698,886	$(519,638)

Equity Securities:
Preferred stocks	$1,738,380	$(26,360)	6	$1,786,150	$(107,477)	3	$3,524,530	$(133,837)
Common stocks and
exchange traded mutual funds	1,612,300	(77,429)	3	299,250	(59,168)	1	1,911,550	(136,597)

Total equity securities	$3,350,680	$(103,789)	9	$2,085,400	$(166,645)	4	$5,436,080	$(270,434)

Total	$30,840,183	$(450,262)	49	$8,294,783	$(339,810)	18	$39,134,966	$(790,072)

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other
bonds industrial and
miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage
backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity
securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks and
exchange traded mutual funds	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

There were 67 securities at September 30, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 85 securities at December 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

Through the quarter ended September 30, 2017, the primary source of cash flow for our holding company are dividends received from KICO, subject to statutory restrictions. For the nine months ended September 30, 2017, KICO paid dividends of $2,100,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with US Treasury and agency securities. See Note 3 to the condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2016 and are due and payable within one year of borrowing. The maximum allowable advance as of September 30, 2017 is approximately $6,212,000. There were no borrowings under this facility during the three months ended September 30, 2017.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2017	2016

Cash flows provided by (used in):
Operating activities	$20,889,623	$13,474,432
Investing activities	(34,698,530)	(17,855,522)
Financing activities	27,644,693	3,260,405
Net increase (decrease) in cash and cash equivalents	13,835,786	(1,120,685)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$25,880,306	$12,430,687

Net cash provided by operating activities was $20,889,000 in 2017 as compared to $13,474,000 in 2016. The $7,415,000 increase in cash flows provided by operating activities in 2017 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and by an increase in net income (adjusted for non-cash items) of $2,606,000.

Net cash used in investing activities was $34,699,000 in 2017 compared to $17,856,000 in 2016. The $16,843,000 increase in net cash used in investing activities is the result of a $3,900,000 increase in acquisitions of invested assets, an $11,283,000 decrease in sales or maturities of invested assets and a $1,423,000 increase in the amount of fixed asset acquisitions in 2017.

Net cash provided by financing activities was $27,645,000 in 2017 compared to $3,260,000 provided in 2016. The $24,385,000 increase in net cash provided by financing activities is the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017, offset partially by the $4,808,000 net proceeds we received from the private placement of our common stock in April 2016 and a $917,000 increase in dividends paid due to an increase in the shares outstanding and dividend paid per share.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2016/2017 Treaty and the 2017/2019 Treaty. Our quota share reinsurance treaty in effect for 2016 for our personal lines business, which primarily consists of homeowners’ policies, was covered under the 2015/2016 Treaty and 2016/2017 Treaty.

In March 2017, we bound our personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from the 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 53%, from the 52% in the 2016/2017 Treaty. The new treaty covers a two year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). We have the option under certain circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to the two reinsurers who participate in the quota share reinsurance treaty. Such two reinsurers who participate in the quota share reinsurance treaty have the option under limited circumstances to reduce the quota share ceding rate or terminate the 2017/2019 Treaty effective July 1, 2018 by giving advance notice to us.

Our 2015/2016 Treaty, 2016/2017 Treaty, and 2017/2019 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Business	June 30, 2018	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded (terminated effective July 1, 2014)	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

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

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2017 are as follows:

	July 1, 2017 - June 30, 2018
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,00,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $320,000,000	None
	Over $320,000,000	100%

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2017:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

7/1/17 – 7/31/17	-	-	-	-
8/1/17 – 8/31/17	1,012	$15.14	-	-
9/1/17 – 9/30/17	8,000	$14.08	-	-
Total	9,012	$14.20	-	-

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

KINGSTONE COMPANIES, INC.

Date: November 9, 2017	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Date: November 9, 2017	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer