Form 10-K
period 2017-12-31
KINGSTONE COMPANIES, INC.
filed 2018-03-15
CIK 33992

Index

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer X

Non-accelerated __ (Do not check if a smaller reporting company)	Smaller reporting company __

Emerging growth company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $149,176,821 based on the closing sale price as reported on the NASDAQ Capital Market. As of March 12, 2018, there were 10,684,329 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Index

Index

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of this Annual Report under “Factors That May Affect Future Results and Financial Condition”.

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

Index

ITEM 1.                        BUSINESS.

(a)
Business Development

General

As used in this Annual Report on Form 10-K (the “Annual Report”), references to the “Company”, “we”, “us”, or “our” refer to Kingstone Companies, Inc. (“Kingstone”) and its subsidiaries.

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island and Pennsylvania. Although in 2017 KICO wrote 98.5% of its direct written premiums in New York, we believe that New Jersey, Rhode Island and other states will represent an increasing portion of the total over the next several years.

Recent Developments

Developments During 2017

● Public Offering of Common Stock

In January and February 2017, we sold a total of 2,692,500 newly issued shares of common stock in an underwritten public offering at a public offering price of $12.00 per share. We received net proceeds from the public offering of approximately $30,137,000 after deducting underwriting discounts and commissions, and other offering expenses. Concurrently, selling shareholders sold a total of 700,000 shares of our common stock. On March 1, 2017, we used $23,000,000 of the net proceeds from the offering to contribute capital to KICO in support of our ratings upgrade plan and anticipated growth, including geographic and product expansion.

● A.M. Best Rating

In April 2017, A.M. Best upgraded our financial strength rating from B++ (Good) to A- (Excellent). This upgrade means that KICO has achieved its long-standing goal of becoming an A-rated carrier. The upgrade has resulted in increased growth from existing agents and additional opportunities with new agents and in new markets.

●     Expanded Licensing; New Jersey, Rhode Island and Massachusetts Expansion

In 2017, KICO expanded its ability to write property and casualty insurance by obtaining a license to write insurance policies in Massachusetts. Also in 2017, KICO’s homeowners insurance products were launched in New Jersey and Rhode Island. We began writing New Jersey homeowners business in May and Rhode Island homeowners business in December. We anticipate to start writing business in Massachusetts in 2018.

Index

●     Increased Rate of Dividends Declared

In May 2017, we increased the quarterly dividends on our common stock from $.0625 per share to $.08 per share.

A dividend of $.0625 per share was declared on February 7, 2017 and was paid on March 15, 2017. Dividends of $.08 per share were declared on May 10, 2017, August 9, 2017 and November 8, 2017 and were paid on June 15, 2017, September 15, 2017, and December 15, 2017, respectively.

●     Reduced Reliance on Quota Share Reinsurance

Effective July 1, 2017, KICO reduced the ceding percentage for its personal lines quota share reinsurance treaty from 40% to 20%. The reduction of the quota share ceding percentage allows KICO to retain a higher portion of its premiums and resultant expected profits.

●     Increased Catastrophe Reinsurance Coverage

Effective July 1, 2017, KICO increased the top limit of its catastrophe reinsurance coverage to $320,000,000, which equates to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

●     Member of the Federal Home Loan Bank of New York (“FHLBNY”),

In July 2017, KICO became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities.

● Public Debt offering

On December 19, 2017, we issued $30,000,000 of our 5.50% Senior Unsecured Notes due December 30, 2022, in an underwritten public offering. The net proceeds to us were approximately $29,122,000. On December 20, 2017, we used $25,000,000 of the net proceeds from the debt offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30 2018 at the rate of 5.50% per year from December 19, 2017.

Developments During 2016

● Expanded Licensing to Additional State; New Jersey Rate Approval

In 2016, KICO expanded its ability to write property and casualty insurance by obtaining a license to write insurance policies in Rhode Island. Also in 2016, KICO’s homeowners insurance rate, rule, and policy form filing was approved by the New Jersey Department of Banking and Insurance.

● A.M. Best Rating

Index

In 2016, A.M. Best revised the outlook to positive from stable for the issuer credit rating (“ICR”) of KICO. A.M. Best also affirmed KICO’s financial strength rating of B++ (Good) and ICR of “bbb”, and affirmed our ICR of “bb”.

●  Increased Catastrophe Reinsurance Coverage

Effective July 1, 2016, KICO increased the top limit of its catastrophe reinsurance coverage to $252,000,000, which at that time equated to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

● Continued Quarterly Dividends

Dividends of $.0625 per share were declared on each of February 8, 2016, May 12, 2016, August 11, 2016 and November 10, 2016 and were paid on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016, respectively.

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

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also receive installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). All of our policies are 12 month policies; therefore a significant period of time can elapse between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Index

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

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio is calculated by taking the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and adding it to the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit prior to the impact of investment income. After considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can also be profitable.

               General; Strategy

 We are a property and casualty insurance holding company whose principal operating subsidiary is Kingstone Insurance Company (“KICO”), domiciled in the State of New York. We are a multi-line regional property and casualty insurance company writing business exclusively through independent retail and wholesale agents and brokers (“producers”). We are licensed to write insurance policies in New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island and Texas.

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our goal is to allocate capital efficiently to those lines of business that generate sustainable underwriting profits and to avoid lines of business for which an underwriting profit is not likely. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers place profitable business with us because we provide excellent, consistent service to policyholders and claimants and provide a consistent market with stable and competitive rate and commission structures. We offer a wide array of personal and commercial lines products, which further differentiate us from other insurance companies that also distribute through our selected producers.

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

For the year ended December 31, 2017, our gross written premiums totaled $121.6 million, an increase of 17.8% from the $103.2 million in gross written premium for the year ended December 31, 2016.

Index

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 78.9% of our gross written premiums for the year ended December 31, 2017.

Commercial liability - We offer businessowners policies which consist primarily of small business retail, service and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized risks businessowners risks, including those with limited residential exposures. Further, we write commercial umbrella policies above our supporting commercial lines policies. Commercial lines policies accounted for 12.0% of our gross written premiums for the year ended December 31, 2017.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 8.8% of our gross written premiums for the year ended December 31, 2017.

Other - We write canine legal liability policies and also have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.3% of our gross written premiums for the year ended December 31, 2017.

Our Competitive Strengths

History of Growing Our Profitable Operations

Our insurance company subsidiary, KICO, has been in operation in the State of New York for over 130 years. We have consistently increased the amount of profitable business that we write by introducing new insurance products, increasing the volume of business that we write with our selected producers and developing new producer relationships. KICO has earned an underwriting profit in each of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and policyholders.

Strong Producer Relationships

Within our selected producers’ offices, we compete with other property and casualty insurance carriers available to those producers. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service. In the biennial performance surveys conducted by the Professional Insurance Agents of New York and New Jersey of its membership since 2010, KICO was rated as one of the top performing insurance companies in New York, twice ranking as the top rated carrier among all those surveyed. Our relationship with selected producers was further strengthened by the A.M. Best upgrade to a financial strength rating of A- (Excellent) in April 2017. This has allowed us to provide many producers with an A- rated carrier option that was not previously available to them in the markets where we operate.

Index

We offer our selected producers the ability to write a wide array of personal lines and commercial lines policies, including some which are unique to us. Many of our producers write multiple lines of business with us which provides an advantage over those competitors who are focused on a single product. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and we believe that producers value the longevity of our relationship with them. We believe that the excellent service we provide to our selected producers, our broad product offerings, and our consistent prices and financial stability provide a strong foundation for continued profitable growth.

Sophisticated Underwriting and Risk Management Practices

We believe that we have a significant underwriting advantage due to our local market presence and expertise. Our underwriting process evaluates and screens out certain risks based on property reports, individual insurance scoring, information collected from physical property inspections, and driving records. We maintain certain policy exclusions that reduce our exposure to risks that can create severe losses. We target a more preferred risk profile in order to reduce adverse selection from risks seeking the lowest premiums and minimal coverage levels.

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

Our reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that a prudent reduction in our reliance on quota share reinsurance could increase our overall net underwriting profits.

Index

Experienced Management Team

Our management team has significant expertise in underwriting, agency management and claims management. Barry Goldstein, our Chairman and Chief Executive Officer, has extensive experience in the insurance industry and managing public companies, serving in his current capacity since 2001. Benjamin Walden, Executive Vice President and Chief Actuary of KICO, has 28 years of experience with both large and small insurance carriers and has also worked for actuarial consulting firms. Throughout his career, he has specialized in many of the markets that are a primary focus for KICO. Our underwriting and claims managers have extensive experience in the insurance industry averaging over of 28 years of experience in the markets we serve.

Scalable, Low-Cost Operations

 We focus on keeping expenses low, but invest in tools and processes that improve the efficiency and effectiveness of underwriting risks and processing claims. We evaluate the costs and benefits of each new tool or process in order to achieve optimal results. While the majority of our policies are written for risks in downstate New York, our Kingston, New York location provides a lower cost operating environment. We also take a proactive approach to settling outstanding claims rather than engaging in protracted litigation, which results in more favorable claim outcomes and reduced reserve uncertainty.

We have made investments to develop online application and quoting systems for many of our personal lines and commercial products. Since 2015, we have leveraged a paperless workflow management and document storage tool in order to improve efficiency and reduce costs. In late 2017, we introduced an online payment portal that provides the ability for insureds to make payments and to view policy information for all of our products in one location. We now have a dedicated customer service unit located in our Kingston office that has significantly improved the speed at which we respond to our customers. We have enhanced our website to improve our handling of underwriting, claims, and billing related questions. Our ability to control the growth of our operating and other expenses while expanding our operations and growing revenue at a higher rate is a key component of our business model and is important to our future financial success.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche risk segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and all of our selected producers are reviewed by management on at least a quarterly basis.

We believe that our rates are competitive with other carriers’ rates in our markets.  We believe that rate consistency and the reliable availability of our insurance products is important to our producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our selected producers who understand and appreciate the consistent path we have chosen.  We carefully underwrite our business utilizing the Comprehensive Loss Underwriting Exchange industry claims database, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. In the event that a material misrepresentation is discovered in the underwriting application, the policy is voided. If a material misrepresentation is discovered after a claim is presented, we deny the claim. We write homeowners and dwelling fire business in coastal markets and are cognizant of our exposure to hurricanes. We have mitigated this risk through appropriate catastrophe reinsurance and application of mandatory hurricane deductibles. Our claims and underwriting expertise in these markets enables us to profitably write personal lines business in all the territories in which we write.

Index

Distribution

We generate business through our relationships with over 400 independent producers. We carefully select our producers by evaluating numerous factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We only distribute through independent agents and have never sought to distribute our products direct to the consumer. We will not appoint any agency owned or controlled by another carrier that distributes its products direct to the consumer. We monitor and evaluate the performance of our producers through periodic reviews of volume and profitability. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned to a personal and commercial lines underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship with their underwriters is a principal reason producers place their business with us. Our producers have access to a KICO website portal that provides them the ability to quote risks for various products and to review policy forms and underwriting guidelines for all lines of business. We send out frequent “Producer Grams” in order to inform our producers of updates at KICO. In addition, we have an active Producer Council and have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and project the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in the downstate regions of New York State, but we are actively growing into nearby markets, and introduced homeowners products in New Jersey and Rhode Island during 2017. In addition, we are licensed to write insurance policies in Connecticut, Massachusetts, Pennsylvania, and Texas. We anticipate launching a homeowners product in Massachusetts in 2018. These new homeowners markets align well with the niche markets that have generated profitable results in New York, and we believe that our market expertise can be effectively utilized in these new markets.

In 2016, KICO was the 18th largest writer of homeowners and dwelling fire insurance in the State of New York, according to data compiled by SNL Financial LC. Based on the same data, in 2016, we had a 1.0% market share for this combined group of personal lines property business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

Given present market conditions, we believe that we have the opportunity to significantly expand the size of our personal and commercial lines business in New York and other northeastern states in which we are licensed.

Index

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

IBNR reserves - We also estimate and establish reserves for loss and LAE amounts incurred but not yet reported (“IBNR”). IBNR reserves are calculated in bulk as an estimate of ultimate losses and LAE less reported losses and LAE. There are two types of IBNR; the first is a provision for claims that have occurred but are not yet reported or known. We refer to this as ‘Pure’ IBNR, and due to the fact that we write primarily quickly reported property lines of business, this type of IBNR does not make up a large portion of KICO’s total IBNR. The second type of IBNR is a provision for expected future development on known claims, from the evaluation date until the time claims are settled and closed. We refer to this as ‘Case Development’ IBNR and it makes up the majority of the IBNR that KICO records. Ultimate losses driving the determination of appropriate IBNR levels are projected by using generally accepted actuarial techniques.

The liability for loss and LAE represents our best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet evaluation date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of our historical experience, supplemented by analyses of industry loss data. We believe that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date. However, because of the uncertainty from various sources, including changes in claims settlement patterns and handling procedures, litigation trends, judicial decisions, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liabilities at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in the period in which the estimates are changed. Because of the nature of the business historically written, we believe that we have limited exposure to asbestos and environmental claim liabilities.

We engage an independent external actuarial specialist (the ‘Appointed Actuary’) to opine on our recorded statutory reserves. The Appointed Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. Our carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities, and fall within the range of those determined as reasonable by the Appointed Actuary.

Index

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2017	2016
Balance at beginning of period	$41,736,719	$39,876,500
Less reinsurance recoverables	(15,776,880)	(16,706,364)
Net balance, beginning of period	25,959,839	23,170,136

Incurred related to:
Current year	34,246,081	27,853,010
Prior years	(60,544)	(63,349)
Total incurred	34,185,537	27,789,661

Paid related to:
Current year	18,194,860	16,496,648
Prior years	9,899,802	8,503,310
Total paid	28,094,662	24,999,958

Net balance at end of period	32,050,714	25,959,839
Add reinsurance recoverables	16,748,908	15,776,880
Balance at end of period	$48,799,622	$41,736,719

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2007 through 2017.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss and LAE reserves of $6,001,000 as of December 31, 2009, by December 31, 2011 (two years later), $3,992,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2009.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2017, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate. Estimates for the liabilities in place as of more recent evaluation dates have developed more favorably than those from older evaluation points, especially as a percentage of the starting estimate.

Index

(in thousands of $)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051
Net reserve estimated as of One year later	5,430	6,119	6,235	7,483	9,261	13,886	18,903	21,200	23,107	25,899
Two years later	5,867	6,609	6,393	8,289	11,022	16,875	18,332	21,501	24,413
Three years later	6,433	6,729	6,486	9,170	12,968	16,624	18,687	22,576
Four years later	6,569	6,711	7,182	10,128	12,552	16,767	19,386
Five years later	6,683	7,261	7,766	9,925	12,440	16,985
Six years later	7,245	7,727	7,602	9,932	12,367
Seven years later	7,721	7,554	7,615	9,779
Eight years later	7,568	7,511	7,455
Nine years later	7,527	7,330
Ten years later	7,347
Net cumulative redundancy (deficiency)	(2,548)	(1,507)	(1,454)	(2,499)	(3,847)	(4,920)	(2,247)	(913)	(1,243)	61

(in thousands of $)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	1,855	2,533	2,307	3,201	3,237	4,804	6,156	8,500	8,503	9,900
Two years later	3,339	3,974	3,992	4,947	5,661	8,833	10,629	12,853	14,456
Three years later	4,339	5,054	4,659	6,199	8,221	11,873	13,571	16,564
Four years later	5,146	5,373	5,238	7,737	10,100	13,785	16,166
Five years later	5,424	5,717	5,997	8,585	10,903	15,479
Six years later	5,738	6,224	6,562	8,941	11,417
Seven years later	6,247	6,718	6,749	9,275
Eight years later	6,740	6,853	7,022
Nine years later	6,875	7,103
Ten years later	7,123

Net reserve -
December 31,	4,799	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051
* Reinsurance Recoverable	6,693	9,766	10,512	10,432	9,960	18,420	17,364	18,250	16,707	15,777	16,749
* Gross reserves -
December 31,	11,492	15,589	16,513	17,712	18,480	30,485	34,503	39,913	39,877	41,737	48,800

Net re-estimated reserve	7,347	7,330	7,455	9,779	12,367	16,985	19,386	22,576	24,413	25,899
Re-estimated reinsurance recoverable	10,896	12,589	12,642	13,280	13,881	28,337	20,740	20,280	17,663	16,221
Gross re-estimated reserve	18,243	19,919	20,097	23,059	26,248	45,322	40,126	42,856	42,076	42,120

Gross cumulative redundancy (deficiency)	(6,751)	(4,330)	(3,584)	(5,347)	(7,768)	(14,837)	(5,623)	(2,943)	(2,199)	(383)

Index

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

Our quota share reinsurance treaties in effect for the year ended December 31, 2017 for our personal lines business, which primarily consists of homeowners policies, were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”) and July 1, 2017/June 30, 2018 treaty year (“2017/2019 Treaty”) (two year treaty). The expired 2016/2017 Treaty was at a 40% quota share percentage and the current 2017/2019 Treaty is at a 20% quota share percentage.

 Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after July 1, 2017 is $800,000. Commercial lines policies are not subject to a quota share reinsurance treaty. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2017 is $750,000.

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

Under the 2017/2019 Treaty and 2016/2017 Treaty, KICO is receiving a higher upfront fixed provisional rate than in prior years’ treaties. In exchange for the higher provisional rate, KICO has a reduced opportunity to earn sliding scale contingent commissions.

The 2017/2019 Treaty and the 2016/2017 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts, drastically reducing the adverse impact that a catastrophic event can have on ceding commissions.

Index

In 2017, we purchased catastrophe reinsurance to provide coverage of up to $320,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-250 year storm event. The direct retention for any single catastrophe event is $5,000,000. Effective July 1, 2017 losses on personal lines policies are subject to the 20% quota share treaty, which results in a net retention by us of $4,000,000 of exposure per catastrophe occurrence. Effective July 1, 2017, we have reinstatement premium protection on the first $145,000,000 layer of catastrophe coverage in excess of $5,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2017 and 2016, is summarized in the table below by type of investment.

	December 31, 2017		December 31, 2016
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$48,381,633	25.8%	$12,044,520	11.2%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	729,466	0.4%	606,427	0.6%

Political subdivisions of states,
territories and possessions	998,984	0.5%	1,349,916	1.3%

Corporate and other bonds
Industrial and miscellaneous	3,141,358	1.7%	3,138,559	2.9%

Available for sale
Political subdivisions of states,
territories and possessions	11,315,443	6.0%	8,205,888	7.6%

Corporate and other bonds
Industrial and miscellaneous	88,141,465	47.0%	53,685,189	49.9%

Residential mortgage backed securities	20,531,348	10.9%	18,537,751	17.2%

Preferred stocks	7,000,941	3.7%	5,685,001	5.3%

Common stocks	7,285,257	3.9%	4,302,685	4.0%
Total	$187,525,895	100.0%	$107,555,936	100.0%

Index

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2017 and 2016 as rated by Standard and Poor’s (or if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%
Corporate and municipal bonds
AAA	1,358,143	1.1%	1,801,106	2.2%
AA	11,319,057	9.4%	7,236,457
A	17,199,631	14.3%	13,944,784	17.3%
BBB	68,704,768	57.3%	38,908,731	48.4%
BB	875,310	0.7%	-	0.0%
Total corporate and municipal bonds	99,456,909	82.8%	61,891,078	76.9%
Residential mortgage backed securities
AAA	2,013,010	1.7%	-	0.0%
AA	11,021,144	9.2%	14,143,828	17.7%
A	3,902,768	3.3%	173,973	0.2%
CCC	1,420,296	1.2%	513,369	0.6%
CC	120,742	0.1%	-	0.0%
C	28,963	0.0%	112,136	0.1%
D	1,659,479	1.4%	3,594,444	4.5%
Non rated	364,945	0.3%	-	0.0%
Total residential mortgage backed securities	20,531,347	17.2%	18,537,750	23.1%
Total	$119,988,256	100.0%	$80,428,828	100.0%

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

Index

In November 2016, we commenced a plan of action to upgrade KICO’s A. M. Best rating. In April 2017, A.M. Best upgraded the Financial Strength Rating (FSR) of KICO to A- (Excellent) from B++ (Good). The A.M. Best financial strength rating of A- (Excellent) has created significant additional demand from our existing producers, particularly for our New York homeowners business where we compete against many carriers that are not A- rated by A.M. Best. Other ratings assigned to KICO and Kingstone by A.M Best and Kroll Bond Rating Agency are as follows:

Kingstone
	KICO	Companies
A.M. Best Long-Term issuer credit rating (ICR)	a- (stable outlook)	bbb- (stable outlook)
A.M. Best Long-Term issue credit rating (IR)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	bbb- (stable outlook)
Kroll Bond Rating Agency insurance financial strength rating (IFSR)	A- (stable outlook)	n/a
Kroll Bond Rating Agency issuer rating	n/a	BBB- (stable outlook)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	BBB- (stable outlook)

KICO also has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly rated carriers.

Severe Winter Weather

Our predominant market, downstate New York, suffered severe weather during the winter of 2016. We include severe winter weather in our definition of catastrophe. The catastrophe component of the 2016 severe winter was determined by the number of claims in excess of our threshold of average claims from severe winter weather. These claims were primarily from losses due to frozen pipes and related water damage resulting from abnormally low temperatures for an extended period. The effects of severe winter weather increased our net loss ratio by 2.3 percentage points in 2016. However, the relatively mild winter of 2017 resulted in no catastrophe impact.

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

Index

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

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may disapprove a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial auto market in New York State in 2015.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that either have been or are being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (the “NAIC”).

Index

In 2017, the DFS implemented new comprehensive cybersecurity regulations which became effective on March 1, 2017 with transitional implementation periods. When fully implemented, the regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer, oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. Commencing February 15, 2018, and annually thereafter, KICO must certify compliance to the DFS with the applicable cybersecurity regulatory provisions.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). In 2017, the new President indicated that the provisions of this law should be reviewed. In its September 2017 Annual Report on the Insurance Industry, FIO provided a survey of Insurance Industry Financial Overview, Domestic Regulatory and Market Developments, and U.S. Competitiveness in Global Markets.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The New York DFS commenced its examination of KICO in 2016 as of December 31, 2015. The examination was completed in 2017 and had no material adverse findings.

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

Index

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is far above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2017.

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

As of December 31, 2017, as a result of its growth and the $23 million and $25 million contributions of capital we made to KICO in March 2017 and December 2017, respectively, KICO had two ratios outside the usual range due to changes in net premiums written and gross change in surplus.

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

Generally accepted accounting principles (“GAAP”) are concerned with a company’s solvency, but are also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different types and amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

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

Index

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

Employees

As of December 31, 2017, we had 97 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable to first year accelerated filers. See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of this Annual Report.

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

Index

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “KINS.”

Set forth below are the high and low sales prices for our common stock for the periods indicated, as reported on The NASDAQ Capital Market.

	High	Low
2017 Calendar Year
First Quarter	$15.90	$11.80
Second Quarter	16.50	14.00
Third Quarter	16.55	13.96
Fourth Quarter	19.60	15.10

	High	Low
2016 Calendar Year
First Quarter	$9.25	$7.21
Second Quarter	9.62	8.21
Third Quarter	9.39	8.45
Fourth Quarter	14.15	9.25

Holders

As of March 12, 2018, there were approximately 251 record holders of our common stock.

Dividends

 Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. Since September 2011 and through December 31, 2017, we have paid quarterly dividends as follows:

Payment Date	Dividend Per Share
September 2011 – June 2012	$.03
September 2012 – June 2014	$.04
September 2014 – September 2015	$.05
December 2015 – March 2017	$.0625
June 2017 – December 2017	$.08

On February 2, 2018 our Board of Directors declared a dividend $.10 per share payable in cash on March 15, 2018 to stockholders of record as February 28, 2018.

Index

Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

Our ability to pay dividends depends, in part, upon on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2017, the maximum distribution that KICO could pay without prior regulatory approval was approximately $3,324,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

We declared and paid dividends on our common stock as follows:

	2017	2016

Common stock dividends declared and paid	$3,214,471	$1,941,271

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2017.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable.

Index

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island, Massachusetts and Texas. We are currently offering our property and casualty insurance products in New York, New Jersey, Rhode Island and Pennsylvania. Although New Jersey and Rhode Island are now growing expansion markets for us, 98.5% of KICO’s direct written premiums for the year ended December 31, 2017 were written in the State of New York. In February 2018, a homeowners rate, rule, and form filing was made with the State of Massachusetts. KICO anticipates writing business there in 2018.

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

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from losses incurred, which are commonly referred to as claims. In settling these claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition costs. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.

Other operating expenses include our corporate expenses as a holding company. These expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company.

Principal Revenue and Expense Items

Net premiums earned.  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2017, we would earn half of the premiums in 2017 and the other half in 2018.

Ceding commission revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Index

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

Interest expense.  Interest expense represents amounts we incur on our outstanding indebtedness at the applicable interest rates. Interest expense also includes amortization of debt discount and issuance costs.

Index

Income tax expense.  We incur federal income tax expense on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

Product Lines

Our product lines include the following:

Personal lines:   Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominium, renters, and personal umbrella policies.

Commercial liability:  We offer businessowners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. Further, we offer commercial umbrella policies written above our supporting commercial lines policies.

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

Index

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Year ended December 31,
($ in thousands)	2017	2016	Change	Percent
Revenues
Direct written premiums	$121,575	$103,192	$18,383	17.8%
Assumed written premiums	23	29	(6)	(20.7)%
	121,598	103,221	18,377	17.8%
Ceded written premiums
Ceded to quota share treaties in force during the period	23,623	26,377	(2,754)	(10.4)%
Return of premiums previously ceded to prior quota share treaties (1)	(7,140)	-	(7,140)	na
Ceded to quota share treaties	16,483	26,377	(9,894)	(37.5)%
Ceded to excess of loss treaties	1,209	1,389	(180)	(13.0)%
Ceded to catastrophe treaties	11,037	9,529	1,508	15.8%
Total ceded written premiums	28,729	37,295	(8,566)	(23.0)%

Net written premiums	92,869	65,926	26,943	40.9%

Change in unearned premiums
Direct and assumed	(10,653)	(6,104)	(4,549)	74.5%
Ceded to quota share treaties	(4,865)	1,586	(6,451)	(406.7)%
Change in net unearned premiums	(15,518)	(4,518)	(11,000)	243.5%

Premiums earned
Direct and assumed	110,945	97,116	13,829	14.2%
Ceded to quota share treaties	(33,594)	(35,708)	2,114	(5.9)%
Net premiums earned	77,351	61,408	15,943	26.0%
Ceding commission revenue	9,933	11,268	(1,335)	(11.8)%
Net investment income	4,133	3,116	1,017	32.6%
Net realized gains on investments	84	529	(445)	(84.1)%
Other income	1,268	1,115	153	13.7%
Total revenues	92,769	77,436	15,333	19.8%
___________________
(1)
Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20%. The Cut-off of this treaty on July 1, 2017 resulted in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

Index

	Year ended December 31,
($ in thousands)	2017	2016	Change	Percent
Total revenues (continued)	92,769	77,436	15,333	19.8%

Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	48,253	37,249	11,004	29.5%
Losses from catastrophes (1)	-	2,337	(2,337)	(100.0)
Total direct and assumed loss and loss adjustment expenses	48,253	39,586	8,667	21.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	14,067	10,862	3,205	29.5%
Losses from catastrophes (1)	-	935	(935)	(100.0)
Total ceded loss and loss adjustment expenses	14,067	11,797	2,270	19.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	34,186	26,387	7,799	29.6%
Losses from catastrophes (1)	-	1,402	(1,402)	(100.0)
Net loss and loss adjustment expenses	34,186	27,789	6,397	23.0%

Commission expense	21,182	18,327	2,855	15.6%
Other underwriting expenses	18,116	14,867	3,249	21.9%
Other operating expenses	3,513	1,910	1,603	83.9%
Depreciation and amortization	1,403	1,125	278	24.7%
Interest expense	60	-	60	na
Total expenses	78,460	64,018	14,442	22.6%

Income from operations before taxes	14,309	13,418	891	6.6%
Provision for income tax	4,323	4,518	(195)	(4.3)
Net income	$9,986	$8,900	$1,086	12.2%
___________________
(1)
The year ended December 31, 2016, includes the effects of severe winter weather (which we define as a catastrophe). We define a “catastrophe” as an event or series of related events that involve multiple first party policyholders, or an event or series of events that produce a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time constituting the event or series of events.  Catastrophes are caused by various natural events including high winds, excessive rain, winter storms, severe winter weather, tornadoes, hailstorms, wildfires, tropical storms, and hurricanes.

	Year ended December 31,
	2017	2016	Percentage Point Change	Percent Change
Key ratios:
Net loss ratio	44.2%	45.3%	(1.1)	(2.4)
Net underwriting expense ratio	36.4%	33.9%	2.5	7.4%
Net combined ratio	80.6%	79.2%	1.4	1.8%

Index

Direct Written Premiums

Direct written premiums during the year ended December 31, 2017 (“2017”) were $121,575,000 compared to $103,192,000 during the year ended December 31, 2016 (“2016”). The increase of $18,383,000, or 17.8%, was primarily due to an increase in policies in-force during 2017 as compared to 2016. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- Excellent that we received in April 2017. In 2017, we started writing homeowners policies in New Jersey and Rhode Island. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $1,800,000 in 2017. Policies in-force increased by 17.2% as of December 31, 2017 compared to December 31, 2016.

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

	Year ended December 31, 2017		Year ended December 31, 2016
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2016/2017 Treaty")	("2017/2019 Treaty")	("2015/2016 Treaty")	("2016/2017 Treaty")
Quota share reinsurance rates
Personal lines	40%	20%	40%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net written premiums increased $26,943,000, or 40.9%, to $92,869,000 in 2017 from $65,926,000 in 2016. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums.

Index

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

	Year ended December 31,
($ in thousands)	2017	2016	Change	Percent
Net written premiums	$92,869	$65,926	$26,943	40.9%
Return of premiums previously ceded to prior quota share treaties	7,140	-	7,140	na
Net written premiums without the effect of the July 1, 2017 Cut-off	$85,729	$65,926	$19,803	30.0%

Without the $7,140,000 effect of the Cut-off in 2017, net written premiums increased by $19,803,000, or 30.0%, in 2017 compared to 2016.

Excess of loss reinsurance treaties

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums, all else being equal. However, in 2017, our ceded excess of loss reinsurance premiums decreased by $180,000 over the comparable ceded premiums for 2016. The decrease was due to more favorable reinsurance rates in 2017, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In 2017, our catastrophe reinsurance premiums increased by $1,508,000 over the comparable ceded premiums for 2016. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in 2017

Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $15,943,000, or 26.0%, to $77,351,000 in 2017 from $61,408,000 in 2016. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty. The decrease in our quota share ceding percentage from the July 1, 2017 Cut-off gave us a $7,140,000 return of premiums previously ceded, which led to an increase in our net premiums earned during the period after the Cut-off. Due to our Expansion business beginning in 2017, net premiums earned from this business were only $344,000 in 2017.

Index

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2017 and 2016. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Year ended December 31, 2017		Year ended December 31, 2016
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	December 31,	June 30,	December 31,
	("2016/2017 Treaty")	("2017/2019 Treaty")	("2015/2016 Treaty")	("2016/2017 Treaty")
Provisional ceding commission rate on quota share treaty
Personal lines	52%	53%	55%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Year ended December 31,
($ in thousands)	2017	2016	Change	Percent
Provisional ceding commissions earned	$10,677	$12,769	$(2,092)	(16.4)
Contingent ceding commissions earned	(744)	(1,501)	757	50.4%

Total ceding commission revenue	$9,933	$11,268	$(1,335)	(11.8)

Ceding commission revenue was $9,933,000 in 2017 compared to $11,268,000 in 2016. The decrease of $1,335,000, or 11.8%, was due to a decrease in provisional ceding commissions earned, partially offset by an increase in contingent ceding commissions earned.

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2017 our provisional ceding rate was 52% from January 1, 2017 through June 30, 2017 under the 2016/2017 Treaty and was increased to 53% effective July 1, 2017 under the 2017/2019 Treaty. In 2016 our provisional ceding rate was 55% from January 1, 2016 through June 30, 2016 under the 2015/2016 Treaty and was decreased to 52% effective July 1, 2016 under the 2016/2017 Treaty. The $2,092,000 decrease in provisional ceding commissions earned is primarily due to the decrease in quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2016 through June 30, 2017; thus there was less ceded premiums beginning July 1, 2017 available to earn ceding commissions than there was in 2016. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the increase in our provisional ceding commission rate as discussed above.

Index

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

Net Investment Income

Net investment income was $4,133,000 in 2017 compared to $3,116,000 in 2016. The increase of $1,017,000, or 32.6%, was due to an increase in average invested assets in 2017. The average yield on invested assets was 3.66% as of December 31, 2017 compared to 3.99% as of December 31, 2016. The pre-tax equivalent yield on invested assets was 3.70% and 4.26% as of December 31, 2017 and 2016, respectively.

Cash and invested assets were $187,526,000 as of December 31, 2017, compared to $107,556,000 as of December 31, 2016. The $79,970,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $30,137,000 that we received in January and February 2017 from our public offering, approximately $29,122,000 that we received in December 2017 from our debt offering and operating cash flows of approximately $28,000,000, partially offset by dividends paid of approximately $2,800,000.

Other Income

Other income was $1,268,000 in 2017 compared to $1,115,000 in 2016. The increase of $153,000, or 13.7%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $34,186,000 in 2017 compared to $27,789,000 in 2016. The net loss ratio was 44.2% in 2017 compared to 45.3% in 2016, a decrease of 1.1 percentage points.

Index

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2017, the net loss ratio decreased compared to 2016 due to a combination of several factors. First, there was a reduction in the impact of severe winter weather, defined as the losses incurred above those expected in an average winter. In 2017 we recorded no impact from severe winter weather, compared to 2.3 points in 2016, or a decrease of 2.3 points. Partially offsetting this impact, the core loss ratio excluding the impact of severe winter weather and prior year development increased to 44.3% in 2017 from 43.1% in 2016, or an increase of 1.2 points. In addition, we recorded 0.1 points of favorable prior year loss development in 2017 which was the same as the 0.1 point favorable prior year development impact recorded in 2016. The increase in the core net loss ratio is driven by increased claim severity in both personal and commercial lines. Personal lines was impacted by an increased frequency of large fire claims compared to 2016. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $21,182,000 in 2017 or 19.1 % of direct earned premiums. Commission expense was $18,327,000 in 2016 or 18.9% of direct earned premiums. The increase of $2,855,000 is due to the increase in direct written premiums in 2017 as compared to 2016.

Index

Other Underwriting Expenses

Other underwriting expenses were $18,116,000 in 2017 compared to $14,867,000 in 2016. The increase of $3,249,000, or 21.9%, was primarily due to expenses related to growth in direct written premiums. These expenses can vary directly or indirectly as a percentage of written premiums. Expenses that vary directly with written premiums include underwriting expenses, software usage fees, and state premium taxes. Some expenses such as salaries, related employment costs, professional fees, and data services are indirectly related to written premiums. Such expenses are not proportional to written premiums and for our Expansion business these expenses are incurred in advance of policies written (“Expansion Expenses”). Expansion Expenses were $1,044,000 in 2017 compared to $476,000 in 2016. The increase of $568,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $7,385,000 in 2017 compared to $6,788,000 in 2016. The increase of $597,000, or 8.8%, was less than the 17.8% increase in total direct written premiums, which is not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Year ended		$ or
	December 31,		Point
	2017	2016	Change
Net premiums earned
Core	$77,007	$61,408	$15,599
Expansion	344	-	344
Total	$77,351	$61,408	$15,943

Other underwriting expenses
Core	$17,072	$14,391	$2,681
Expansion	1,044	476	568
Total	$18,116	$14,867	$3,249

Other underwriting expenses as a percentage
of net premiums earned
Core	22.2%	23.4%	-1.3%
Expansion	303.5%	na	na
Total	23.4%	24.2%	-0.8%

The ratio of Core other underwriting expenses to Core net premiums earned was 22.2% in 2017 compared to 23.4% in 2016, a decrease of 1.3 percentage points.

Index

Our net underwriting expense ratio in 2017 was 36.4% compared with 33.9% in 2016. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Year ended
	December 31,		Percentage
	2017	2016	Point Change
Ceding commission revenue - provisional	(13.8)	(20.8)	7.0
Ceding commission revenue - contingent	1.0	2.4	(1.4)
Other income	(1.6)	(1.8)	0.2
Acquisition costs and other underwriting expenses:
Commission expense	27.4	29.9	(2.5)
	13.0	9.7	3.3
Other underwriting expenses
Core
Employment costs	9.5	11.1	(1.6)
Other Core Expenses	12.6	12.3	0.3
Total Core Expenses	22.1	23.4	(1.3)
Expansion Expenses	1.3	0.8	0.5
Total other underwriting expenses	23.4	24.2	(0.8)

Net underwriting expense ratio	36.4%	33.9%	2.5

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline in the impact from employment costs attributable to our growing Core business, partially offset by the impact from increased costs related to Core and Expansion business.

The overall increase of 2.5 percentage points in the net underwriting expense ratio was impacted by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017. The increase to the net underwriting expense ratio was impacted more by reductions in the reinsurance ceding commission revenue components than it was to changes in the commission expense and other underwriting expense components, each of which declined as a ratio to net premiums earned.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $3,513,000 in 2017 compared to $1,910,000 in 2016. The increase in 2017 of $1,603,000, or 83.9%, was primarily due to increases in executive bonus compensation, executive compensation due to annual rate increases and hiring of additional staff, and equity compensation. The increase in executive bonus compensation includes $945,000 of accrued long-term bonus compensation pursuant to the three year employment agreement effective January 1, 2017 with our Chief Executive Officer. In 2016 there was no long-term bonus compensation plan in place. The bonus is a one-time payment computed at the end of three year period, and the amount accrued in 2017 will only be paid if the three year computation meets the required terms of profitability.

Index

Depreciation and Amortization

Depreciation and amortization was $1,403,000 in 2017 compared to $1,125,000 in 2016. The increase of $278,000, or 24.7%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in 2017 was $60,000 and -0- in 2016.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in 2017 was $4,323,000, which resulted in an effective tax rate of 30.2%. Income tax expense in 2016 was $4,518,000, which resulted in an effective tax rate of 33.7%. Income before taxes was $14,309,000 in 2017 compared to $13,418,000 in 2016. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”), was enacted by the U.S. federal government. The Act provides for significant changes to corporate taxation including the decrease of the corporate tax rate to 21%. We have accounted for the 2017 material impacts of the Act by re-measuring our net deferred tax liabilities at the new 21% enacted tax rate. The impact of the change in tax rate was a decrease in net deferred income tax liabilities of $405,000 with a corresponding increase in deferred income tax benefit, resulting in reduction of our effective tax rate by 2.8 percentage points in 2017.

Net Income

Net income was $9,986,000 in 2017 compared to $8,900,000 in 2016. The increase in net income of $1,086,000, or 12.2%, was due to the circumstances described above that caused the increase in our net premiums earned, net investment income and other income and a decrease in our net loss ratio, partially offset by a decrease in ceding commission revenue and net realized gains on sales of investments, and increases in other underwriting expenses related to premium growth, other operating expenses, depreciation and amortization, and interest expense.

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

Index

	Year ended
	December 31,
	2017	2016
Gross premiums written:
Personal lines	$95,993,591	$79,256,251
Commercial lines	14,632,300	12,759,351
Livery physical damage	10,727,707	10,955,785
Other(1)	244,427	249,130
Total	$121,598,025	$103,220,517

Net premiums written:
Personal lines
Excluding the effect of quota share adjustments on July 1	$61,756,415	$43,485,866
Return of premiums previously ceded to prior quota share treaties prior quota share treaties	7,140,088	-
Personal lines (2)	68,896,503	43,485,866
Commercial lines	13,038,640	11,413,717
Livery physical damage	10,727,707	10,955,785
Other(1)	206,026	70,819
Total	$92,868,876	$65,926,187

Net premiums earned:
Personal lines (2)	$53,556,294	$40,325,585
Commercial lines	12,163,104	11,120,890
Livery physical damage	11,441,168	9,783,792
Other(1)	190,457	177,639
Total	$77,351,023	$61,407,906

Net loss and loss adjustment expenses:
Personal lines	$20,866,628	$16,116,325
Commercial lines	6,368,927	5,408,168
Livery physical damage	4,870,947	4,777,308
Other(1)	(14,686)	(304,404)
Unallocated loss adjustment expenses	2,093,721	1,792,264
Total	$34,185,537	$27,789,661

Net loss ratio:
Personal lines	39.0%	40.0%
Commercial lines	52.4%	48.6%
Livery physical damage	42.6%	48.8%
Other(1)	-7.7%	-171.4%
Total	44.2%	45.3%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from commercial auto and our participation in a mandatory state joint underwriting association.

(2)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate effective July 1, 2017.

Index

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2017 and 2016 follows:

	Year ended
	December 31,
	2017	2016
Revenues
Net premiums earned	$77,351,023	$61,407,906
Ceding commission revenue	9,933,133	11,268,241
Net investment income	4,132,586	3,115,583
Net realized gain on investments	84,313	529,448
Other income	1,210,897	1,102,352
Total revenues	92,711,952	77,423,530

Expenses
Loss and loss adjustment expenses	34,185,537	27,789,661
Commission expense	21,182,254	18,327,190
Other underwriting expenses	18,115,614	14,866,646
Depreciation and amortization	1,402,928	1,123,763
Total expenses	74,886,333	62,107,260

Income from operations	17,825,619	15,316,270
Income tax expense	5,764,191	5,208,772
Net income	$12,061,428	$10,107,498

Key Measures:
Net loss ratio	44.2%	45.3%
Net underwriting expense ratio	36.4%	33.9%
Net combined ratio	80.6%	79.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$39,297,868	$33,193,836
Less: Ceding commission revenue	(9,933,133)	(11,268,241)
Less: Other income	(1,210,897)	(1,102,352)
Net underwriting expenses	$28,153,838	$20,823,243

Net premiums earned	$77,351,023	$61,407,906

Net Underwriting Expense Ratio	36.4%	33.9%

Index

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Year ended December 31, 2017
Written premiums	$121,575,178	$22,847	$(28,729,149)	$92,868,876
Change in unearned premiums	(10,662,744)	9,456	(4,864,565)	(15,517,853)
Earned premiums	$110,912,434	$32,303	$(33,593,714)	$77,351,023

Loss and loss adjustment expenses exluding
the effect of catastrophes	$48,222,147	$30,417	$(14,067,027)	$34,185,537
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$48,222,147	$30,417	$(14,067,027)	$34,185,537

Loss ratio excluding the effect of catastrophes	43.5%	94.2%	41.9%	44.2%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	43.5%	94.2%	41.9%	44.2%

Year ended December 31, 2016
Written premiums	$103,191,995	$28,522	$(37,294,330)	$65,926,187
Change in unearned premiums	(6,110,225)	6,091	1,585,853	(4,518,281)
Earned premiums	$97,081,770	$34,613	$(35,708,477)	$61,407,906

Loss and loss adjustment expenses exluding
the effect of catastrophes	$37,193,657	$55,257	$(10,861,730)	$26,387,184
Catastrophe loss	2,337,461	-	(934,984)	1,402,477
Loss and loss adjustment expenses	$39,531,118	$55,257	$(11,796,714)	$27,789,661

Loss ratio excluding the effect of catastrophes	38.3%	159.6%	30.4%	43.0%
Catastrophe loss	2.4%	0.0%	2.6%	2.3%
Loss ratio	40.7%	159.6%	33.0%	45.3%

Index

The key measures for our insurance underwriting business for the years ended December 31, 2017 and 2016 are as follows:

	Year ended
	December 31,
	2017	2016
Net premiums earned	$77,351,023	$61,407,906
Ceding commission revenue	9,933,133	11,268,241
Other income	1,210,897	1,102,352

Loss and loss adjustment expenses (1)	34,185,537	27,789,661

Acquisition costs and other underwriting expenses:
Commission expense	21,182,254	18,327,190
Other underwriting expenses	18,115,614	14,866,646
Total acquisition costs and other
underwriting expenses	39,297,868	33,193,836

Underwriting income	$15,011,648	$12,795,002

Key Measures:
Net loss ratio excluding the effect of catastrophes	44.2%	43.0%
Effect of catastrophe loss on net loss ratio (1) (2)	0.0%	2.3%
Net loss ratio	44.2%	45.3%

Net underwriting expense ratio excluding the
effect of catastrophes	36.4%	33.9%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%
Net underwriting expense ratio	36.4%	33.9%

Net combined ratio excluding the effect
of catastrophes	80.6%	76.9%
Effect of catastrophe loss on net combined
ratio (1) (2)	0.0%	2.3%
Net combined ratio	80.6%	79.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$39,297,868	$33,193,836
Less: Ceding commission revenue	(9,933,133)	(11,268,241)
Less: Other income	(1,210,897)	(1,102,352)
	$28,153,838	$20,823,243

Net earned premium	$77,351,023	$61,407,906

Net Underwriting Expense Ratio	36.4%	33.9%

(1)
For the year ended December 31, 2016, includes the sum of net catastrophe losses and loss adjustment expenses of $1,402,477 resulting from severe winter weather.

(2)
For the year ended December 31, 2016, the effect of catastrophe loss from severe winter weather on our net combined ratio includes the direct effects of loss and loss adjustment expenses and there were no indirect effects in other underwriting expenses.

Index

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2017 and 2016:

Available-for-Sale Securities

	December 31, 2017
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$11,096,122	$250,135	$(30,814)	$-	$11,315,443	8.4%

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	65.7%

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	15.3%
Total fixed-maturity securities	119,122,106	1,744,841	(349,153)	(529,538)	119,988,256	89.4%
Equity Securities	13,761,841	902,117	(242,518)	(135,242)	14,286,198	10.6%
Total	$132,883,947	$2,646,958	$(591,671)	$(664,780)	$134,274,454	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHBLNY. As of December 31, 2017, the fair value of the eligible investments was $6,702,538. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there were no outstanding advances.

	December 31, 2016
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Political subdivisions of States,
Territories and Possessions	$8,053,449	$199,028	$(46,589)	$-	$8,205,888	9.1%

Corporate and other bonds
Industrial and miscellaneous	53,728,395	600,519	(638,113)	(5,612)	53,685,189	59.4%

Residential mortgage backed
securities	18,814,784	70,682	(309,273)	(38,442)	18,537,751	20.5%
Total fixed-maturity securities	80,596,628	870,229	(993,975)	(44,054)	80,428,828	89.0%
Equity Securities	9,709,385	701,641	(255,301)	(168,039)	9,987,686	11.0%
Total	$90,306,013	$1,571,870	$(1,249,276)	$(212,093)	$90,416,514	100.0%

Index

Held-to-Maturity Securities

	December 31, 2017
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	17.0%

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	20.4%

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	62.6%

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	100.0%

	December 31, 2016
	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	14.2%

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	26.2%

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	59.6%

Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2017 and 2016 is shown below:

	December 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,546,459	2,601,898	650,000	642,455
Five to ten years	1,716,884	1,794,139	3,838,475	3,901,625
More than ten years	606,465	754,039	606,427	754,039
Total	$4,869,808	$5,150,076	$5,094,902	$5,298,119

Index

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2017 and 2016 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	1,358,143	1.1%	1,801,106	2.2%
AA	11,319,057	9.4%	7,236,457	9.0%
A	17,199,631	14.3%	13,944,784	17.3%
BBB	68,704,768	57.3%	38,908,731	48.4%
BB	875,310	0.7%	-	0.0%
Total corporate and municipal bonds	99,456,909	82.8%	61,891,078	76.9%

Residential mortgage backed securities
AAA	2,013,010	1.7%	-	0.0%
AA	11,021,144	9.2%	14,143,828	17.7%
A	3,902,768	3.3%	173,973	0.2%
CCC	1,420,296	1.2%	513,369	0.6%
CC	120,742	0.1%	-	0.0%
C	28,963	0.0%	112,136	0.1%
D	1,659,479	1.4%	3,594,444	4.5%
Non rated	364,945	0.3%	-	0.0%
Total residential mortgage backed securities	20,531,347	17.2%	18,537,750	23.1%

Total	$119,988,256	100.0%	$80,428,828	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2017 and 2016:

Category	December 31, 2017	December 31, 2016
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.32%	3.44%

Political subdivisions of States, Territories and Possessions	3.49%	3.87%

Corporate and other bonds
Industrial and miscellaneous	3.98%	3.86%

Residential mortgage backed securities	1.83%	3.83%

Total	3.58%	3.85%

Index

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Weighted average effective maturity	5.7	5.0

Weighted average final maturity	7.8	8.3

Effective duration	4.9	4.4

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2017 and December 31, 2016, 73% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2017 and December 31, 2016.  In December, 2017, we disposed of one of our held-to-maturity debt securities that was previously included in OTTI; the bond was issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded our first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, we recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment as of December 31, 2017 was $119,911. We determined that none of the other unrealized losses were deemed to be OTTI for our portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2017 and 2016. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to our cost basis.

Index

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other bonds industrial and miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

Index

	December 31, 2016
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$1,067,574	$(46,589)	3	$-	$-	-	$1,067,574	$(46,589)

Corporate and other bonds industrial and miscellaneous	19,859,293	(638,113)	34	239,970	(5,612)	1	20,099,263	(643,725)

Residential mortgage backed securities	15,918,090	(309,273)	30	675,316	(38,442)	6	16,593,406	(347,715)

Total fixed-maturity securities	$36,844,957	$(993,975)	67	$915,286	$(44,054)	7	$37,760,243	$(1,038,029)

Equity Securities:
Preferred stocks	$3,759,850	$(241,333)	8	$660,750	$(70,571)	1	$4,420,600	$(311,904)
Common stocks and
exchange traded mutual funds	288,075	(13,968)	1	424,550	(97,468)	1	712,625	(111,436)

Total equity securities	$4,047,925	$(255,301)	9	$1,085,300	$(168,039)	2	$5,133,225	$(423,340)

Total	$40,892,882	$(1,249,276)	76	$2,000,586	$(212,093)	9	$42,893,468	$(1,461,369)

Index

There were 75 securities at December 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 85 securities at December 31, 2016 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022 pursuant to an underwritten public offering. The net proceeds to us were approximately $29,121,000. On December 20, 2017, we used $25,000,000 of the net proceeds from the debt offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30 2018 at the rate of 5.50% per year from December 19, 2017.

For the year ended December 31, 2017, the primary source of cash flow for our holding company were the proceeds from the public offerings discussed above and the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2017, KICO paid dividends of $2,900,000 to us.

Index

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements, – “Investments”, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2017 and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2017 was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $6,703,000 as of December 31, 2017. There were no borrowings under this facility during the year ended December 31, 2017.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2017	2016

Cash flows provided by (used in):
Operating activities	$28,046,140	$15,201,025
Investing activities	(47,626,330)	(19,515,843)
Financing activities	55,917,303	2,807,966
Net increase (decrease) in cash and cash equivalents	36,337,113	(1,506,852)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$48,381,633	$12,044,520

Net cash provided by operating activities was $28,046,000 in 2017 as compared to $15,201,000 provided in 2016. The $12,845,000 increase in cash flows provided by operating activities in 2017 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and by an increase in net income (adjusted for non-cash items) of $2,369,000.

Net cash used in investing activities was $47,626,000 in 2017 compared to $19,516,000 used in 2016. The $28,110,000 increase in cash used in investing activities is the result of a $14,028,000 increase in acquisitions of invested assets, a $9,584,000 decrease in sales or maturities of invested assets and a $2,248,000 increase in the amount of fixed asset acquisitions in 2017.

Index

Net cash provided by financing activities was $55,917,000 in 2017 compared to $2,808,000 provided in 2016. The $53,109,000 increase in net cash provided by financing activities is the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017 and the $29,122,000 net proceeds we received from the issuance of long-term debt pursuant to the public offering in December 2017, offset partially by the $4,808,000 net proceeds we received from the private placement of our common stock in April 2016 and a $1,273,000 increase in dividends paid due to an increase in the shares outstanding and dividend paid per share.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2017:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2017%

Maiden Reinsurace Company	A-	$9,128	47.3%
Swiss Reinsurance America Corporation	A+	4,899	25.4%
		14,027	72.7%
Others		5,255	27.3%
Total		$19,282	100.0%

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

Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2016/2017 Treaty and the 2017/2019 Treaty. Our quota share reinsurance treaty in effect for 2016 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2015/2016 Treaty and 2016/2017 Treaty.

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

Our 2015/2016 Treaty, 2016/2017 Treaty, and 2017/2019 Treaty provide for the following material terms:

Index

	Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Business	June 30, 2018	June 30, 2017	June 30, 2016

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000
Expiration date	June 30, 2018	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

Index

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

The single maximum risks per occurrence to which we are subject under the new treaties effective July 1, 2017 are as follows:

	July 1, 2017 - June 30, 2018
Treaty	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $320,000,000	None
	Over $320,000,000	100%

(1)
Two year treaty with expiration date of June 30, 2019.

(2)
 Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.

(3)
Covered by excess of loss treaties.

(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

Index

The single maximum risks per occurrence to which we are subject under the treaties that expired on June 30, 2017 and 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $3,000,000	None
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%

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

Index

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

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy) and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $320,000,000. The initial $5,000,000 of losses in a catastrophe are subject to a 20% quota share reinsurance treaty, such that we retain $4,000,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $315,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

In addition, we are subject to claims arising from non-catastrophic weather events such as hurricanes, tropical storms, severe winter weather, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

Index

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

A downgrade in our financial strength rating from A.M. Best may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

In April 2017, A.M. Best upgraded the financial strength rating of KICO to A- (Excellent) from B++ (Good). Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies with which they do business or from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in our financial strength rating from A.M. Best could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

The capital and credit markets can experience periods of volatility and disruption. In some cases, markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to support our operating expenses, make payments on our outstanding and any future indebtedness, pay for capital expenditures, or increase the amount of insurance that we seek to underwrite or to otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders' perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

Index

We are exposed to significant financial and capital markets risk which may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period to period.

We are exposed to significant financial and capital markets risk, including changes in interest rates, equity prices, market volatility, general economic conditions, the performance of the economy in general, the performance of the specific obligors included in our portfolio, and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business or maintain our financial strength rating from A.M. Best.

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to remain within a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Participation in reinsurance arrangements does not relieve us from our obligations to policyholders. Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or seek other alternatives. Our ability to maintain our financial strength rating from A.M. Best depends, in part, on our ability to purchase a sufficient level of catastrophe reinsurance.

Index

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

We are subject to extensive laws and regulations. State insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. These include, among other things, the power to grant and revoke licenses to transact business and the power to regulate and approve underwriting practices and rate changes, which may delay the implementation of premium rate changes, prevent us from making changes we believe are necessary to match rate to risk or delay or prevent our entry into new states. In addition, many states have laws and regulations that limit an insurer’s ability to cancel or not renew policies and that prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by state regulatory authorities. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

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

Index

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

The DFS imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting and off-balance sheet risks. If the amount of our capital falls below certain thresholds, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations apply in other states in which we may operate.

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

Index

 We are highly dependent on a small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. There are 20 brokers, which provided a total of 36.5% of our gross premiums written for the year ended December 31, 2017. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO.

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company with limited operations of our own, currently the principal sources of our funds are dividends and other payments from KICO. Consequently, we must rely on KICO for our ability to repay debts (including $30,000,000 in aggregate principal amount of 5.5% Senior Unsecured Notes due December 30, 2022 (the “Notes’)), pay expenses and pay cash dividends to our shareholders.

State insurance laws limit the ability of KICO to pay dividends and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2017, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $3,324,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity may be limited by these regulatory constraints.

Index

We may not be able to generate sufficient cash to service our debt obligations, including the Notes.

Our ability to make payments on and to refinance our indebtedness, including the Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities available to us sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

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

Index

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported results of operations and financial condition.

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

Index

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

Index

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

We have an effective registration on Form S-3 under the Securities Act registering for resale 595,238 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan and an aggregate of 700,000 shares of our common stock issuable under our 2014 Equity Participation Plan. Options to purchase 163,150 shares of our common stock are outstanding under the 2005 plan. Options to purchase 90,000 shares of our common stock are outstanding under the 2014 plan and 550,352 shares are reserved for issuance thereunder.  We have also registered up to $39,290,000 of our securities pursuant to registration statements on Form S-3, which we may sell from time to time in one or more offerings. The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

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

As of March 12, 2018, our executive officers and directors beneficially owned 1,078,051 shares of our common stock (including options to purchase 193,500 shares of our common stock and 1,390 shares of our common stock issuable upon the vesting of restricted stock within 60 days), representing 9.9% of the outstanding shares of our common stock.

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

Index

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to first year accelerated filers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a first year accelerated filer, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2017. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Report of the Independent Registered Public Accounting Firm:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Kingstone Companies, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Kingstone Companies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended of the Company and our report dated March 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Marcum llp

/s/ Marcum LLP

Hartford, CT
March 15, 2018

Index

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held
Barry B. Goldstein	64	President, Chairman of the Board, Chief Executive Officer and Director
Dale A. Thatcher	56	Chief Operating Officer and Director
Victor J. Brodsky	60	Chief Financial Officer and Treasurer
Benjamin Walden	50	Executive Vice President and Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	63	Secretary and Director
Jay M. Haft	82	Director
William L. Yankus	58	Director
Carla A. D’Andre	62	Director

Barry B. Goldstein

Mr. Goldstein has served as our President, Chief Executive Officer, Chairman of the Board, and a director since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008 and as its President and Chief Executive Officer since January 2012. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. From 1997 to 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Index

Dale A. Thatcher

Mr. Thatcher was elected our Chief Operating Officer and KICO’s President in March 2018. Mr. Thatcher is the founder of Atherstone Partners, a consulting practice in insurance and investments. Prior to starting Atherstone, Mr. Thatcher was Executive Vice President and Chief Financial Officer for Selective Insurance Group, Inc. and previously Chief Accounting Officer for the Ohio Casualty Group. He is a certified public accountant (inactive), a chartered property and casualty underwriter and a chartered life underwriter. Mr. Thatcher has served as one of our directors since August 2017 and currently serves as Co-Chair of our Finance Committee. He is an alumnus of the University of Cincinnati and Harvard University. We believe that Mr. Thatcher’s executive-level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Index

Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. from New York University. Mr. Tupper has served as a director of KICO, and Chairman of its Audit Committee, since 2006. He also serves as a member of its Investment Committee. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  He has served as one of our directors and Chairman of our Audit Committee since June 2014 and as our Secretary since June 2015. We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO since 2006 (including his service as Chairman of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

Jay M. Haft

Mr. Haft served for more than 15 years as a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries. Mr. Haft is a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies. Mr. Haft is also a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies. Mr. Haft has extensive experience in the Russian market, in which he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets. He has been a founder, consultant and/or director of numerous public and private corporations, and served as Chairman of the Board of Dusa Pharmaceuticals, Inc. Mr. Haft serves on the Board of The Link of Times Foundation and The Mariinski Foundation and is an advisor to Montezemolo & Partners. He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years. Mr. Haft served as counsel to Reed Smith, an international law firm. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989 (serving as Chariman of our Nominating and Corporate Governance Committee since 2010). Mr. Haft received B.A. and LL.B. degrees from Yale University. We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO since 2009, give him the qualifications and skills to serve as one of our directors.

Index

William L. Yankus

Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry.  Since September 2015, Mr. Yankus has provided insurance-related consulting services through Pheasant Hill Advisors, LLC.  From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers.  Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010.  Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993.  He is a chartered financial analyst and a member of The CFA Institute and the American Institute of Financial Analysts.  Mr. Yankus has served as one of our directors since March 2016 and Chairman of our Compensation Committee since April 2017.  He received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

Carla A. D’Andre

Ms. D’Andre has more than 40 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups, including as Chair of The Institutes CPCU Society Risk Management Interest Group, Committee Director of The Institutes CPCU Reinsurance Interest Group, and a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017 and currently serves as Co-Chair of our Finance Committee. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business and a B.B.A. from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Index

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, Haft and Yankus.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2017. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Walden filed one Form 4 late reporting one transaction.

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

Index

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2017 and 2016 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Barry B. Goldstein	2017	$630,000	$-	$-	$-	$1,670,111(3)	$24,152	$2,324,263
Chief Executive Officer	2016	$575,000	$200,000	$-	$-	$653,221(4)	$36,723	$1,464,944

Victor J. Brodsky	2017	$320,000	$30,000	$149,500	$-	$49,832(5)	$24,500	$573,832
Chief Financial Officer	2016	$294,420	$34,553	$-	$-	$36,295(6)	$20,592	$385,860

Benjamin Walden	2017	$270,000	$18,000	$89,700	$-	$41,981(5)	$14,215	$433,896
Executive Vice President and Chief Actuary, Kingstone Insurance Company	2016	$246,800	$12,000	$-	$28,180(2)	$42,623(6)	$12,391	$341,994
___________________
(1)
Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report.

(2)
During 2016, Mr. Walden was granted an option under the 2014 Plan for the purchase of 10,000 common shares at an exercise price of $7.85 per share. Such option is exercisable to the extent of 2,500 shares as of the date of grant and each of the first, second and third anniversaries of the date of grant.

(3)
Represents bonus compensation of $660,446 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2018, $945,000 of long-term bonus compensation accrued pursuant to Mr. Goldstein’s employment agreement and payable in 2020 if incentive goals are maintained through December 31, 2019, and $64,655 accrued pursuant to the KICO employee profit sharing plan and paid in 2018.

(4)
Represents bonus compensation of $583,127 accrued pursuant to Mr. Goldstein’s employment agreement and paid in 2017, and $70,094 accrued pursuant to the KICO employee profit sharing plan and paid in 2017.

(5)
Represents amounts accrued pursuant to the KICO employee profit sharing plans for 2017 and paid in 2018.

(6)
Represents amounts accrued pursuant to the KICO employee profit sharing plan for 2016 and paid in 2017.

Index

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

On March 14, 2018, we and Dale A. Thatcher, one of our directors, entered into an employment agreement (the “Thatcher Employment Agreement”) pursuant to which Mr. Thatcher will serve as our Chief Operating Officer.  Mr. Thatcher is also to serve as KICO’s President.  The Thatcher Employment Agreement is effective as of March 15, 2018 and expires on December 31, 2018.  Pursuant to the Thatcher Employment Agreement, Mr. Thatcher is entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary.  Concurrently with the execution of the Thatcher Employment Agreement, we granted to Mr. Thatcher 35,715 shares of restricted Common Stock under the 2014 Plan.  The shares granted will vest in three equal installments on each of the three annual anniversaries following the grant date, subject to the terms of the restricted stock grant agreement between Mr. Thatcher and us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning unexercised options held by the above named executive officers as of December 31, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Barry B. Goldstein	250,000	-	$6.73	8/12/19	-	$-	-	$-
Victor J. Brodsky	20,000	-	$5.09	8/29/18	7,220	$135,736	-	$-
Benjamin Walden	4,000	-	$6.60	12/16/18	4,330	$81,404	-	$-
	5,000	5,000(1)	$7.85	3/11/21	-	$-	-	$-

(1)
Such options are exercisable to the extent of 2,500 shares on each of March 11, 2018 and 2019.

Index

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2017:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(4)	Option Awards	Total
Jay M. Haft	$50,000	$26,700	$-	$76,700

Jack D. Seibald(1)	$17,167	$-	$-	$17,167

Floyd R. Tupper	$51,500	$26,700	$-	$78,200

William L. Yankus	$50,750	$26,700	$-	$77,450

Carla A. D’Andre(2)	$31,250	$17,625	$-	$48,875

Dale A. Thatcher(3)	$19,464	$12,124	$-	$31,587

(1)
Mr. Seibald resigned as a director in April 2017.

(2)
Ms. D’Andre was appointed a director in May 2017.

(3)
Mr. Thatcher was appointed a director in August 2017.

(4)
Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report.

Index

Our non-employee directors are currently entitled to receive annual compensation for their services as directors as follows:

●
$50,000 (including $6,000 for services as a director of KICO)
●
an additional $11,000 for services as committee chair (and $1,500 for services as KICO committee chair)
●
2,000 shares of our common stock which vest in one-third increments over a three year period (the initial grant of shares having been made in January 2016)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 12, 2018 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Barry B. Goldstein 15 Joys Lane Kingston, New York	887,198 (1)(2)	8.2%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	88,424 (1)	*

Floyd R. Tupper 220 East 57th Street New York, New York	51,612 (1)(3)	*

Victor J. Brodsky 15 Joys Lane Kingston, New York	29,316 (1)(4)	*

Benjamin Walden 15 Joys Lane Kingston, New York	19,834 (1)(5)	*

William L. Yankus 10 Pheasant Hill Road Farmington, Connecticut	1,667 (1)(6)	*

Carla A. D’Andre 3561 Avocado Avenue Miami, Florida	- (1)	-

Index

Dale A. Thatcher 212 Third Street Milford, PA	- (1)	-

RenaissanceRe Ventures Ltd. Renaissance Other Investments Holding II Ltd. RenaissanceRe Holdings Ltd. Renaissance House 12 Crow Lane Pembrooke HM19 Bermuda	595,238 (7)	5.6%

All executive officers and directors as a group (7 persons)	1,078,051 (1)(2)(3)(4)(5)(6)	9.9%
___________________
* Less than 1%.

(1)
Based upon Schedule 13D filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or other information that is publicly available.

(2)
Includes (i) 183,500 shares issuable upon the exercise of options that are currently exercisable and (ii) 73,168 shares owned by Mr. Goldstein’s wife. The inclusion of the shares owned by Mr. Goldstein’s wife shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)
Includes 31,460 shares owned by Mr. Tupper’s wife. The inclusion of the shares owned by Mr. Tupper’s wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(4)
Includes 556 shares issuable upon the vesting of restricted stock within 60 days.

(5)
Includes 10,000 shares issuable upon the exercise of options that are exercisable currently or within 60 days and (ii) 334 shares issuable upon the vesting of restricted stock within 60 days.
(6)
Includes 500 shares issuable upon the vesting of restricted stock within 60 days.

(7)
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

Index

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●
All compensation plans previously approved by security holders; and
●
All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	341,150	$6.69	550,352

Equity compensation plans not approved by security holders

Total	341,150	$6.69	550,352

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Jay M. Haft, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre and Dale A. Thatcher. Each of Messrs. Haft, Tupper, and Yankus and Ms. D’Andre is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Haft and Yankus, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Index

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Mr. Haft and Ms. D’Andre, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Yankus, Haft and Tupper and Ms. D’Andre, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2017 and 2016.

Fee Category	Fiscal 2017 Fees	Fiscal 2016 Fees
Audit Fees(1)	$392,214	$210,451
Audit-Related Fees(2)	$-	$2,060
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$392,214	$212,511

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Forms S-3 and services provided in connection with other statutory or regulatory filings.
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

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (1)

3(b)	By-laws, as amended (2)

4(a)	Indenture, dated as of December 9, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (3)

4(b)	First Supplemental Indenture, dated as of December 19, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (3)

4(c)	Form of Global Note representing $30,000,000 aggregate principal amount of 5.50% Senior Unsecured Notes due 2022 (3)

10(a)	2005 Equity Participation Plan (4)

10(b)	2014 Equity Participation Plan (5)

10(c)	Employment Agreement, dated as of January 20, 2017, between Kingstone Companies, Inc. and Barry B. Goldstein (6)

10(d)	Employment Agreement, dated as of April 28, 2017, between Kingstone Insurance Company and Barry B. Goldstein

10(e)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2005 Equity Participation Plan) (5)

10(f)	Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2014 Equity Participation Plan) (5)

10(g)	Purchase Agreement, dated April 18, 2016, by and between Kingstone Companies, Inc. and RenaissanceRe Ventures Ltd. (7)

10(h)
Underwriting Agreement, dated January 25, 2017, among Kingstone Companies, Inc., the selling stockholders named therein and Sandler O’Neill & Partners, L.P., as representative of the underwriters named therein (8)

10 (i)	Underwriting Agreement, dated December 14, 2017, between Kingstone Companies, Inc. and Sandler O’Neill & Partners, L.P. (9)

10 (j)	Employment Agreement, dated March 14, 2018, between Kingstone Companies, Inc. and Dale A. Thatcher

Index

10 (k)	Stock Grant Agreement dated as of March 14, 2018, between Kingstone Companies, Inc. and Dale A. Thatcher

10 (l)	Employment Agreement, dated March 14, 2018, between Kingstone Insurance Company and Dale A. Thatcher

14(a)	Code of Ethics (4)

14(b)	Officer and Director Trading Restrictions Policy (4)

21	Subsidiaries (10)

23	Consent of Marcum LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.
____________________

(1)	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.

(2)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated November 5, 2009 and incorporated herein by reference.

(3)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 19, 2017 and incorporated herein by reference.

(4)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and incorporated herein by reference.

(5)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated August 12, 2014 and incorporated herein by reference.

Index

(6)	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated January 20, 2017 and incorporated herein by reference.

(7) (8) (9)
Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated April 18, 2016 and incorporated herein by reference.

Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated January 25, 2017 and incorporated herein by reference.

Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 14, 2017 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 15, 2018	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	President, Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer	March 15, 2018
Barry B. Goldstein

/s/ Victor J. Brodsky	Chief Financial Officer and Treasurer	March 15, 2018
Victor J. Brodsky	(Principal Financial and Accounting Officer)

/s/ Jay M. Haft	Director	March 15, 2018
Jay M. Haft

/s/ Floyd R. Tupper	Director	March 15, 2018
Floyd R. Tupper

/s/ Dale Thatcher	Director	March 15, 2018
Dale Thatcher

/s/ William L. Yankus	Director	March 15, 2018
William L. Yankus

/s/ Carla D’Andre	Director	March 15, 2018
Carla D’Andre

Index

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Income and Comprehensive Income for the years ended	F-4
December 31, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017	F-5
and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Kingstone Companies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

Hartford, CT
March 15, 2018

We have served as the Company’s auditor since 2012.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2017	2016
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,150,076 at December 31, 2017 and $5,298,119 at December 31, 2016)	$4,869,808	$5,094,902
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$119,122,106 at December 31, 2017 and $80,596,628 at December 31, 2016)	119,988,256	80,428,828
Equity securities, available-for-sale, at fair value (cost of $13,761,841
at December 31, 2017 and $9,709,385 at December 31, 2016)	14,286,198	9,987,686
Total investments	139,144,262	95,511,416
Cash and cash equivalents	48,381,633	12,044,520
Investment subscription receivable	2,000,000	-
Premiums receivable, net	13,217,698	11,649,398
Reinsurance receivables, net	28,519,130	32,197,765
Deferred policy acquisition costs	14,847,236	12,239,781
Intangible assets, net	1,010,000	1,350,000
Property and equipment, net	4,772,577	3,011,373
Other assets	2,655,527	1,442,209
Total assets	$254,548,063	$169,446,462

Liabilities
Loss and loss adjustment expense reserves	$48,799,622	$41,736,719
Unearned premiums	65,647,663	54,994,375
Advance premiums	1,477,693	1,421,560
Reinsurance balances payable	2,563,966	2,146,017
Deferred ceding commission revenue	4,266,412	6,851,841
Accounts payable, accrued expenses and other liabilities	7,487,654	5,448,448
Deferred income taxes	600,342	166,949
Long-term debt, net	29,126,965	-
Total liabilities	159,970,317	112,765,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,618,646 shares at December 31, 2017 and 8,896,335 at December 31, 2016; outstanding
10,631,837 shares at December 31, 2017 and 7,921,866 shares at December 31, 2016	116,186	88,963
Capital in excess of par	68,380,390	37,950,401
Accumulated other comprehensive income	1,100,647	72,931
Retained earnings	27,152,822	20,563,720
	96,750,045	58,676,015
Treasury stock, at cost, 986,809 shares at December 31, 2017
and 974,469 shares at December 31, 2016	(2,172,299)	(1,995,462)
Total stockholders' equity	94,577,746	56,680,553

Total liabilities and stockholders' equity	$254,548,063	$169,446,462

See accompanying notes to these consolidated financial statements.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
Years ended December 31,	2017	2016

Revenues
Net premiums earned	$77,351,023	$61,407,906
Ceding commission revenue	9,933,133	11,268,241
Net investment income	4,132,586	3,115,583
Net realized gains on sales of investments	84,313	529,448
Other income	1,268,255	1,115,486
Total revenues	92,769,310	77,436,664

Expenses
Loss and loss adjustment expenses	34,185,537	27,789,661
Commission expense	21,182,254	18,327,190
Other underwriting expenses	18,115,614	14,866,646
Other operating expenses	3,512,927	1,909,779
Depreciation and amortization	1,402,928	1,124,921
Interest expense	60,335	-
Total expenses	78,459,595	64,018,197

Income from operations before taxes	14,309,715	13,418,467
Income tax expense	4,323,230	4,518,701
Net income	9,986,485	8,899,766

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	1,364,319	(93,718)

Reclassification adjustment for gains
included in net income	(84,313)	(529,448)
Net change in unrealized gains (losses)	1,280,006	(623,166)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(435,202)	211,877
Other comprehensive income (loss), net of tax	844,804	(411,289)

Comprehensive income	$10,831,289	$8,488,477

Earnings per common share:
Basic	$0.96	$1.15
Diluted	$0.94	$1.14

Weighted average common shares outstanding
Basic	10,388,440	7,736,594
Diluted	10,581,577	7,807,263

Dividends declared and paid per common share	$0.3025	$0.2500

See accompanying notes to these consolidated financial statements.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2017 and 2016
						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2016	-	$-	8,289,606	$82,896	$32,987,082	$484,220	$13,605,225	960,969	$(1,882,195)	$45,277,228
Proceeds from private placement, net of
closing costs of $192,369	-	-	595,238	5,952	4,801,679	-	-	-	-	4,807,631
Stock-based compensation	-	-	-	-	106,882	-	-	-	-	106,882
Excess tax benefit from exercise
of stock options	-	-	-	-	563	-	-	-	-	563
Exercise of stock options	-	-	11,491	115	54,195	-	-	-	-	54,310
Acquisition of treasury stock	-	-	-	-	-	-	-	13,500	(113,267)	(113,267)
Dividends	-	-	-	-	-	-	(1,941,271)	-	-	(1,941,271)
Net income	-	-	-	-	-	-	8,899,766	-	-	8,899,766
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	(411,289)	-	-	-	(411,289)
Balance, December 31, 2016	-	-	8,896,335	88,963	37,950,401	72,931	20,563,720	974,469	(1,995,462)	56,680,553
Proceeds from public offering, net of
offering costs of $2,173,000	-	-	2,692,500	26,925	30,109,774	-	-	-	-	30,136,699
Stock-based compensation	-	-	-	-	270,231	-	-	-	-	270,231
Vesting of restricted stock awards	-	-	12,311	123	(123)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(1,730)	(18)	(27,627)	-	-	-	-	(27,645)
Exercise of stock options	-	-	19,230	193	77,734	-	-	-	-	77,927
Acquisition of treasury stock	-	-	-	-	-	-	-	12,340	(176,837)	(176,837)
Dividends	-	-	-	-	-	-	(3,214,471)	-	-	(3,214,471)
Net income	-	-	-	-	-	-	9,986,485	-	-	9,986,485
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	844,804	-	-	-	844,804
Reclassify stranded tax effects from
accumulated other comprehensive income
to retained earnings	-	-	-	-	-	182,912	(182,912)	-	-	-
Balance, December 31, 2017	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746

See accompanying notes to these consolidated financial statements.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2017	2016
Cash flows from operating activities:
Net income	$9,986,485	$8,899,766
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized gains on sale of investments	(84,313)	(529,448)
Depreciation and amortization	1,402,928	1,124,921
Amortization of bond premium, net	548,846	449,632
Amortization of discount and issuance costs on long-term debt	5,335	-
Stock-based compensation	270,231	106,882
Excess tax benefit from exercise of stock options	-	(563)
Deferred income tax expense	(1,809)	(293,364)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,568,300)	(1,027,743)
Reinsurance receivables, net	3,678,635	(927,530)
Deferred policy acquisition costs	(2,607,455)	(1,404,475)
Other assets	(1,228,493)	(615,681)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	7,062,903	1,860,219
Unearned premiums	10,653,288	6,104,134
Advance premiums	56,133	222,184
Reinsurance balances payable	417,949	457,095
Deferred ceding commission revenue	(2,585,429)	416,773
Accounts payable, accrued expenses and other liabilities	2,039,206	358,223
Net cash flows provided by operating activities	28,046,140	15,201,025

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(121,271)	-
Purchase - fixed-maturity securities available-for-sale	(50,396,228)	(36,551,218)
Purchase - equity securities available-for-sale	(7,526,326)	(7,464,764)
Sale and redemption - fixed-maturity securities held-to-maturity	247,500	-
Sale or maturity - fixed-maturity securities available-for-sale	11,132,000	17,752,130
Sale - equity securities available-for-sale	3,862,127	7,073,773
Investment subscription receivable	(2,000,000)	-
Acquisition of fixed assets	(2,824,132)	(576,212)
Other investing activities	-	250,448
Net cash flows used in investing activities	(47,626,330)	(19,515,843)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,136,699	4,807,631
Net proceeds from issuance of long-term debt	29,121,630	-
Proceeds from exercise of stock options	77,927	54,310
Excess tax benefit from exercise of stock options	-	563
Withholding taxes paid on vested retricted stock awards	(27,645)	-
Purchase of treasury stock	(176,837)	(113,267)
Dividends paid	(3,214,471)	(1,941,271)
Net cash flows provided by financing activities	55,917,303	2,807,966

Increase (decrease) in cash and cash equivalents	$36,337,113	$(1,506,852)
Cash and cash equivalents, beginning of period	12,044,520	13,551,372
Cash and cash equivalents, end of period	$48,381,633	$12,044,520

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,773,000	$6,028,671

See accompanying notes to these consolidated financial statements.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island, Massachusetts and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island and Pennsylvania. Although New Jersey and Rhode Island are now growing expansion markets for the Company, 98.5% of KICO’s direct written premiums for the year ended December 31, 2017 were written in the State of New York. In February 2018, a homeowners rate, rule, and form filing was made with the State of Massachusetts. KICO anticipates writing business there in 2018.

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

Index

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2017 and 2016. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2017 and 2016. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

Index

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale and its equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

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

Investment income is accrued to the date of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income was approximately $1,136,000 and $694,000 as of December 31, 2017 and 2016, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of approximately $291,000 and $212,000 as of December 31, 2017 and 2016, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $138,000 and $98,000 were written off for the years ended December 31, 2017 and 2016, respectively.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Index

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, however are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2017 and 2016.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2017 and 2016, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted (see Note 15 - Income Taxes).

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Index

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

As of December 31, 2017 and 2016, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2017	2016

Collateralized bank repurchase agreement (1)	$10,249,985	$6,268,647
Money market funds	35,874,700	3,121,155
Total	$46,124,685	$9,389,802

(1)
The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2017, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. The Company’s customer base is concentrated in the New York City metropolitan area. The Company also has receivables from its reinsurers.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7 for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables quarterly as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2017 and 2016 as follows:

	Years ended December 31,
	2017	2016
Personal Lines	77.2%	76.8%
Commercial Lines	12.2%	12.8%
Livery physical damage	10.3%	10.1%
Total premiums earned subject to concentration	99.7%	99.7%
Premiums earned not subject to concentration	0.3%	0.3%
Total premiums earned	100.0%	100.0%

Index

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options. The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

Advertising Costs

Advertising costs are charged to operations when the advertising is initiated. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income, and were approximately $202,000 and $169,000 for the years ended December 31, 2017 and 2016, respectively.

Stock-based Compensation

Stock-based compensation expense in 2017 and 2016 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

Compensated Absences

Employees of the Company are entitled to paid vacations, sick days, and other time off depending on job classification, length of service and other factors. It is impracticable to estimate the amount of compensation of future absences and, accordingly, no liability has been recorded in the accompanying consolidated financial statements. The Company’s policy is to recognize the cost of compensated absences when paid to employees.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities.

Index

Accounting Changes

Effective January 1, 2017, the Company has adopted the provisions of Accounting Standards Update (“ASU”) 2016-09 – Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (the Company’s adoption date) in income tax expense. As a result, the Company realized windfall tax benefits in the period of adoption of approximately $5,000, which was recognized as a discrete period income tax benefit as required by this ASU. This benefit had no effect on the Company’s effective tax rate for the year ended December 31, 2017.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”) (“ASU 2018-02”). The deferred income tax liability for unrealized gains on available-for-sale securities that were re-measured due to the reduction in corporate income tax rates under the Tax Cuts and Jobs Act of 2017 (the “Act”) resulted in a stranded tax effect within AOCI. This is due to the effect of the tax rate change being recorded through continuing operations as required under Accounting Standards Codification 740 (“ASC 740”). The revised ASU allows for the reclassification of the stranded tax effects as a result of the Act from AOCI to retained earnings and requires certain other disclosures. The Company chose to early adopt the provisions of ASU 2018-02 and recorded a one-time reclassification of $182,912 from AOCI to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate (see Consolidated Statement of Stockholders’ Equity).

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the new revenue standard on January 1, 2018 using the modified retrospective approach. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. Accordingly, the adoption of ASU 2014-09 did not have a material effect on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The updated accounting guidance requires changes to the reporting model for financial instruments. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Index

Adopting ASU 2016-01 will have no impact on the Company’s total Stockholders’ Equity as of January 1, 2018, but will result in an increase to Retained Earnings of approximately $414,000, with a corresponding reduction to AOCI. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s Consolidated Statements of Income and Comprehensive Income.

In February 2016, FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02"). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company is evaluating whether the adoption of ASU 2016-02 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The revised ASU provides accounting guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. ASU 2016-15 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the updated guidance will have on its consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendment should be applied on a prospective basis. The effective date of ASU 2017-09 is for interim and annual reporting periods, beginning after December 15, 2017. The ASU has not yet been adopted; however, it will not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

Index

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and fair value of investments in available-for-sale fixed-maturity securities and equity securities as of December 31, 2017 and December 31, 2016 are summarized as follows:

Index

	December 31, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$11,096,122	$250,135	$(30,814)	$-	$11,315,443	$219,321

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	578,834

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	67,995
Total fixed-maturity securities	119,122,106	1,744,841	(349,153)	(529,538)	119,988,256	866,150

Equity Securities:
Preferred stocks	7,081,099	60,867	(20,313)	(120,712)	7,000,941	(80,158)
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(222,205)	(14,530)	7,285,257	604,515
Total equity securities	13,761,841	902,117	(242,518)	(135,242)	14,286,198	524,357
Total	$132,883,947	$2,646,958	$(591,671)	$(664,780)	$134,274,454	$1,390,507

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHBLNY. As of December 31, 2017, the fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there were no outstanding advances.

Index

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

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2017 and 2016 is shown below:

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

	December 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$2,585,479	$2,595,938	$1,752,501	$1,765,795
One to five years	31,716,345	32,065,197	29,541,568	29,913,308
Five to ten years	62,702,945	63,129,543	30,487,775	30,211,974
More than ten years	1,653,984	1,666,230	-	-
Residential mortgage and other asset backed securities	20,463,353	20,531,348	18,814,784	18,537,751
Total	$119,122,106	$119,988,256	$80,596,628	$80,428,828

Index

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058
Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

	December 31, 2016

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$606,427	$147,612	$-	$-	$754,039	$147,612

Political subdivisions of States,
Territories and Possessions	1,349,916	37,321	-	-	1,387,237	37,321

Corporate and other bonds
Industrial and miscellaneous	3,138,559	72,784	(7,619)	(46,881)	3,156,843	18,284
Total	$5,094,902	$257,717	$(7,619)	$(46,881)	$5,298,119	$203,217

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

Index

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2017 and 2016 is shown below:

	December 31, 2017		December 31, 2016
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,546,459	2,601,898	650,000	642,455
Five to ten years	1,716,884	1,794,139	3,838,475	3,901,625
More than ten years	606,465	754,039	606,427	754,039
Total	$4,869,808	$5,150,076	$5,094,902	$5,298,119

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Year ended
	December 31,
	2017	2016
Income:
Fixed-maturity securities	$3,664,577	$2,668,148
Equity securities	564,071	557,919
Cash and cash equivalents	56,075	19,047
Other	-	794
Total	4,284,723	3,245,908
Expenses:
Investment expenses	152,137	130,325
Net investment income	$4,132,586	$3,115,583

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity for the year ended December 31, 2017 includes one redemption of $200,000 and one sale of $47,500. The sale was to dispose of a bond issued by the Commonwealth of Puerto Rico that was deemed to have a permanent credit impairment by the Company (see Impairment Review Below). There were no proceeds from the sale and redemption of fixed-maturity securities held-to-maturity for the year ended December 31, 2016.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $11,132,000 and $17,752,130 for the years ended December 31, 2017 and 2016, respectively.

Proceeds from the sale of equity securities available-for-sale were $3,862,127 and $7,073,773 for the years ended December 31, 2017 and 2016, respectively.

Index

The Company’s net realized gains on sales of investments are summarized as follows:

	Year ended
	December 31,
	2017	2016
Fixed-maturity securities:
Gross realized gains	$70,478	$354,071
Gross realized losses (1)	(309,247)	(302,087)
	(238,769)	51,984

Equity securities:
Gross realized gains	636,880	637,249
Gross realized losses	(263,798)	(89,874)
	373,082	547,375

Other-than-temporary impairment losses:
Fixed-maturity securities	(50,000)	(69,911)
	(50,000)	(69,911)

Net realized gains	$84,313	$529,448

(1)
Gross realized losses for the year ended December 31, 2017 includes $59,916 loss from the sale of a fixed-maturity security held-to-maturity issued by the Commonwealth of Puerto Rico (see impairment review below) and $747 of loss from the redemption of a fixed-maturity security held-to-maturity.

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

Index

OTTI losses are recorded in the consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2017 and 2016, there were 75 and 85 securities, respectively, that accounted for the gross unrealized loss. In December 2017, the Company disposed of one of its held-to-maturity debt securities that was previously included in OTTI, the bond was issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment through December 31, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2017 and 2016. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2017 and 2016 as follows:

	December 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company’s investments measured at fair value on a recurring basis are allocated among pricing input levels at December 31, 2017 and 2016 as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,315,443	$-	$11,315,443

Corporate and other
bonds industrial and
miscellaneous	83,597,300	4,544,165	-	88,141,465

Residential mortgage backed securities	-	20,531,348	-	20,531,348
Total fixed maturities	83,597,300	36,390,956	-	119,988,256
Equity securities	14,286,198	-	-	14,286,198
Total investments	$97,883,498	$36,390,956	$-	$134,274,454

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$8,205,888	$-	$8,205,888

Corporate and other
bonds industrial and
miscellaneous	48,356,317	5,328,872	-	53,685,189

Residential mortgage backed securities	-	18,537,751	-	18,537,751
Total fixed maturities	48,356,317	32,072,511	-	80,428,828
Equity securities	9,987,686	-	-	9,987,686
Total investments	$58,344,003	$32,072,511	$-	$90,416,514

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments:

Equity securities and fixed income securities available-for-sale:  Fair value disclosures for these investments are included in “Note 3 - Investments.”

Cash and cash equivalents: The carrying values of cash and cash equivalents approximate their fair values because of the short-term nature of these instruments.

Premiums receivable, reinsurance receivables, and investment subscription receivable:  The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to the short-term nature of the assets.

Real estate: The fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The fair value was based on an appraisal prepared using the sales comparison approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

Long-term debt:  The carrying value reported in the 2017 consolidated balance sheet for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity	$4,869,808	$5,150,076	$5,094,902	$5,298,119
Cash and cash equivalents	$48,381,633	$48,381,633	$12,044,520	$12,044,520
Investment subscription receivable	$2,000,000	$2,000,000	$-	$-
Premiums receivable, net	$13,217,698	$13,217,698	$11,649,398	$11,649,398
Reinsurance receivables, net	$28,519,130	$28,519,130	$32,197,765	$32,197,765
Real estate, net of accumulated depreciation	$2,261,829	$2,705,000	$1,659,405	$1,925,000
Reinsurance balances payable	$2,563,966	$2,563,966	$2,146,017	$2,146,017
Long-term debt, net	$29,126,965	$29,126,965	$-	$-

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. The insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. The remaining weighted average amortization period of identified intangible assets of finite useful life is approximately 1.5 years as of December 31, 2017.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2017 and 2016 are summarized as follows:

		December 31, 2017			December 31, 2016
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	2,890,000	510,000	3,400,000	2,550,000	850,000
Other identifiable
intangibles	7	950,000	950,000	-	950,000	950,000	-
Total		$4,850,000	$3,840,000	$1,010,000	$4,850,000	$3,500,000	$1,350,000

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2017 and 2016.

The Company recorded amortization expense related to intangibles of $340,000 and $407,816, respectively, for the years ended December 31, 2017 and 2016. The estimated aggregate amortization expense for the remaining life of finite life intangibles is as follows:

2018	$340,000
2019	170,000
$510,000

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 7 - Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2017 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”) and July 1, 2017/June 30, 2018 treaty year (“2017/2019 Treaty”) (two year treaty as described below). The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2016 were covered under the July 1, 2015/June 30, 2016 treaty year (“2015/2016 Treaty”) and the 2016/2017 Treaty.

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Treaty Year
	July 1, 2017	July 1, 2016	July 1, 2015
	to	to	to
Line of Business	June 30, 2018	June 30, 2017	June 30, 2016
Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%	40%
Risk retained	$800,000	$500,000	$450,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333	$750,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667	$3,750,000
	in excess of	in excess of	in excess of
	$1,000,000	$833,333	$750,000
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000	$4,050,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017	June 30, 2016

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$2,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$3,000,000
Expiration date	June 30, 2018	June 30, 2017	June 30, 2016

Commercial Lines:
General liability commercial policies, except for commercial auto
Quota share treaty:
Percent ceded	None	None	None
Risk retained	$750,000	$500,000	$425,000
Losses per occurrence subject to quota share reinsurance coverage	None	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000	$4,075,000
	in excess of	in excess of	in excess of
	$750,000	$500,000	$425,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000	$4,075,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Auto:
Risk retained			$300,000
Excess of loss coverage in excess of risk retained			$1,700,000
			in excess of
			$300,000
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$4,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000	$2,400,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$315,000,000	$247,000,000	$176,000,000
Severe winter weather aggregate (4)	No	No	Yes
Reinstatement premium protection (5)	Yes	Yes	Yes

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

1.
For personal lines, the 2017/2019 Treaty includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
2.
Plus losses in excess of catastrophe coverage.
3.
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Effective July 1, 2016, the duration of a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone was extended to 168 consecutive hours from 120 consecutive hours.
4.
From July 1, 2015 through June 30, 2016, the catastrophe treaty also covered losses caused by severe winter weather during any consecutive 28 day period.
5.
Effective July 1, 2015, reinstatement premium protection for $16,000,000 of catastrophe coverage in excess of $4,000,000. Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2017 are as follows:

	July 1, 2017 - June 30, 2018
Treaty	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $320,000,000	None
	Over $320,000,000	100%

(1)
Two year treaty with expiration date of June 30, 2019.

(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.

(3)
Covered by excess of loss treaties.

(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

The single maximum risks per occurrence to which the Company is subject under the treaties that expired on June 30, 2017 and 2016 are as follows:

	July 1, 2016 - June 30, 2017		July 1, 2015 - June 30, 2016
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines	Initial $833,333	$500,000	Initial $750,000	$450,000
	$833,333 - $4,500,000	None(1)	$750,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $3,000,000	None
	Over $5,000,000	100%	Over $3,000,000	100%

Commercial Lines	Initial $500,000	$500,000	Initial $425,000	$425,000
	$500,000 - $4,500,000	None(1)	$425,000 - $4,500,000	None(1)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (2)	Initial $5,000,000	$3,000,000	Initial $4,000,000	$2,400,000
	$5,000,000 - $252,000,000	None	$4,000,000 - $180,000,000	None
	Over $252,000,000	100%	Over $180,000,000	100%
___________________
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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2017 and 2016 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2017
Maiden Reinsurace Company	$8,160	$968	$9,128	$10,583	(1)
Swiss Reinsurance America Corporation	4,299	600	4,899	-
SCOR Reinsurance Company	851	209	1,060	-
Allied World Assurance Company	1,649	188	1,837	-
Others	1,789	568	2,357	205	(2)
Total	$16,748	$2,533	$19,281	$10,788

December 31, 2016
Maiden Reinsurace Company	$7,640	$985	$8,625	$13,113	(1)
Swiss Reinsurance America Corporation	4,310	671	4,981	-
SCOR Reinsurance Company	1,440	152	1,592	-
Allied World Assurance Company	392	300	692	-
Others	1,995	211	2,206	164	(3)
Total	$15,777	$2,319	$18,096	$13,277

(1)
Secured pursuant to collateralized trust agreements.
(2)
Represents $202,000 secured pursuant to collateralized trust agreement and $3,000 guaranteed by an irrevocable letter of credit.
(3)
Represents $161,000 secured pursuant to collateralized trust agreement and $3,000 guaranteed by an irrevocable letter of credit

Assets held in the trusts referred to in footnotes (1) to (3) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the two reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 include unearned ceded premiums of $9,237,180 and $14,101,745, respectively.

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the year ended December 31, 2017 are attributable to contracts for the 2017/2019 Treaty and the 2016/2017 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the year ended December 31, 2016 are attributable to contracts for the 2016/2017 Treaty and the 2015/2016 Treaty.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Treaties in effect for the year ended December 31, 2017

Under the 2017/2019 Treaty, the Company receives, and under the 2016/2017 Treaty, the Company received, an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty and 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through December 31, 2017 attributable to the 2017/2019 Treaty, and from July 1, 2016 through December 31, 2017 attributable to the 2016/2017 Treaty, were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no additional contingent commission was recorded for the year ended December 31, 2017 with respect to these treaties.

Treaties in effect for the year ended December 31, 2016

Under the 2016/2017 Treaty and the 2015/2016 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent rate adjustment based on Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty and 2015/2016 Treaty. The Company’s Loss Ratio for the period July 1, 2016 through December 31, 2016 attributable to the 2016/2017 Treaty, were consistent with the contractual Loss Ratio at which provisional ceding commissions were earned and therefore no additional contingent commission was recorded for the year ended December 31, 2016 with respect to this treaty. The Company’s Loss Ratio for the period July 1, 2015 through December 31, 2016 attributable to the 2015/2016 Treaty were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the year ended December 31, 2016, the Company’s contingent ceding commission earned was reduced as a result of the estimated Loss Ratio for the 2015/2016 Treaty.

In addition to the treaties that were in effect for the years ended December 31, 2017 and 2016, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commissions earned consists of the following:

	Years ended
	December 31,
	2017	2016
Provisional ceding commissions earned	$10,677,214	$12,769,404
Contingent ceding commissions earned	(744,081)	(1,501,163)
	$9,933,133	$11,268,241

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2017 and 2016, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,850,000 and $773,000, respectively.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Year ended
	December 31,
	2017	2016
Net deferred policy acquisition costs, net of ceding
commission revenue, beginning of year	$5,387,940	$4,400,238

Cost incurred and deferred:
Commissions and brokerage	23,093,880	19,566,982
Other underwriting and policy acquisition costs	6,669,904	5,470,285
Ceding commission revenue	(8,091,785)	(13,186,177)
Net deferred policy acquisition costs	21,671,999	11,851,090
Return of deferred ceding commission revenue due to reduction of quota share	(3,648,859)	-
Amortization	(12,830,256)	(10,863,388)
	5,192,884	987,702

Net deferred policy acquisition costs, net of ceding
commission revenue, end of year	$10,580,824	$5,387,940

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2017 and 2016 follows:

	December 31,
	2017	2016
Deferred policy acquisition costs	$14,847,236	$12,239,781
Deferred ceding commission revenue	(4,266,412)	(6,851,841)
Balance at end of period	$10,580,824	$5,387,940

Note 9 – Debt

Short-term Debt

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment of dividend bearing common stock was $22,500 as of December 31, 2017. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance was approximately $9,849,000 as of December 31, 2017. Advances are limited to the amount of available collateral, which was approximately $6,703,000 as of December 31, 2017. There were no borrowings under this facility during the period ended December 31, 2017.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30 2018 at the rate of 5.50% per year from December 19, 2017. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of December 31, 2017 is as follows:

5.50% Senior Unsecured Notes	$30,000,000
Discount	(162,209)
Issuance costs	(710,826)
Long-term debt, net	$29,126,965

The Notes are unsecured obligations of the Company and are not the obligations of or guaranteed by any of the Company's subsidiaries. The Notes rank senior in right of payment to any of the Company's existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the Notes. The Notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes will be structurally subordinated to the indebtedness and other obligations of the Company's subsidiaries. The Company may redeem the Notes, at any time in whole or from time to time in part, at the redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on the applicable redemption date (exclusive of interest accrued to the applicable redemption date) discounted to the redemption date on a semi-annual basis at the Treasury Rate, plus 50 basis points.

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the Securities Exchange Commission (the “SEC”) and became effective on November 28, 2017.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net
December 31, 2017
Building	$2,146,950	$(460,819)	$1,686,131
Land	575,698	-	575,698
Furniture office equipment	707,524	(493,558)	213,966
Computer equipment and software	4,657,174	(2,360,392)	2,296,782
Automobile	20,298	(20,298)	-
Total	$8,107,644	$(3,335,067)	$4,772,577

December 31, 2016
Building	$1,887,347	$(381,039)	$1,506,308
Land	153,097	-	153,097
Furniture office equipment	620,440	(388,853)	231,587
Computer equipment and software	2,602,330	(1,481,949)	1,120,381
Automobile	81,394	(81,394)	-
Total	$5,344,608	$(2,333,235)	$3,011,373

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,062,928 and $717,105, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net
Year ended December 31, 2017
Premiums written	$121,575,178	$22,847	$(28,729,149)	$92,868,876
Change in unearned premiums	(10,662,744)	9,456	(4,864,565)	(15,517,853)
Premiums earned	$110,912,434	$32,303	$(33,593,714)	$77,351,023

Year ended December 31, 2016
Premiums written	$103,191,995	$28,522	$(37,294,330)	$65,926,187
Change in unearned premiums	(6,110,225)	6,091	1,585,853	(4,518,281)
Premiums earned	$97,081,770	$34,613	$(35,708,477)	$61,407,906

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2017 and 2016 was $1,477,693 and $1,421,560, respectively.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2017 and 2016 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2017
Case-basis reserves	$30,499,592	$11,987,693
Loss adjustment expenses	8,635,199	1,990,506
IBNR reserves	9,664,831	2,770,709
Recoverable on unpaid losses		16,748,908
Recoverable on paid losses	-	2,533,042
Total loss and loss adjustment expenses	$48,799,622	19,281,950
Unearned premiums		9,237,180
Total reinsurance receivables		$28,519,130

December 31, 2016
Case-basis reserves	$25,000,733	$10,804,341
Loss adjustment expenses	7,752,617	1,893,094
IBNR reserves	8,983,369	3,079,445
Recoverable on unpaid losses		15,776,880
Recoverable on paid losses	-	2,319,140
Total loss and loss adjustment expenses	$41,736,719	18,096,020
Unearned premiums		14,101,745
Total reinsurance receivables		$32,197,765

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2017	2016
Balance at beginning of period	$41,736,719	$39,876,500
Less reinsurance recoverables	(15,776,880)	(16,706,364)
Net balance, beginning of period	25,959,839	23,170,136

Incurred related to:
Current year	34,246,081	27,853,010
Prior years	(60,544)	(63,349)
Total incurred	34,185,537	27,789,661

Paid related to:
Current year	18,194,860	16,496,648
Prior years	9,899,802	8,503,310
Total paid	28,094,662	24,999,958

Net balance at end of period	32,050,714	25,959,839
Add reinsurance recoverables	16,748,908	15,776,880
Balance at end of period	$48,799,622	$41,736,719

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $14,067,027 and $11,796,714 for the years ended December 31, 2017 and 2016, respectively.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Prior year incurred loss and LAE development results from changes in ultimate loss and LAE estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2017 and 2016 was favorable $(60,544) and favorable $(63,349), respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of December 31, 2014 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2017 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2008 to December 31, 2016 is presented as supplementary unaudited information.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2017
	For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2008 - 2016)

2008	$4,505	$4,329	$4,223	$4,189	$4,068	$4,055	$4,056	$4,040	$4,038	$4,034	$-	1,133
2009		4,403	4,254	4,287	4,384	4,511	4,609	4,616	4,667	4,690	6	1,136
2010			5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,840	(0)	1,616
2011				7,603	7,678	8,618	9,440	9,198	9,066	9,144	6	1,913
2012					9,539	9,344	10,278	10,382	10,582	10,790	33	4,702	(1)
2013						10,728	9,745	9,424	9,621	10,061	271	1,558
2014							14,193	14,260	14,218	14,564	552	2,125
2015								22,340	21,994	22,148	1,278	2,525
2016									26,062	24,941	2,571	2,841
2017										31,605	6,024	3,128
									Total	$138,817
___________________ (1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited 2008 - 2016)

2008	$2,406	$3,346	$3,730	$3,969	$4,003	$4,029	$4,028	$4,031	$4,031	$4,031
2009		2,298	3,068	3,607	3,920	4,134	4,362	4,424	4,468	4,487
2010			2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,772
2011				3,740	5,117	6,228	7,170	8,139	8,540	8,702
2012					3,950	5,770	7,127	8,196	9,187	10,236
2013						3,405	5,303	6,633	7,591	8,407
2014							5,710	9,429	10,738	11,770
2015								12,295	16,181	18,266
2016									15,364	19,001
2017										16,704
									Total	$108,376

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$30,441
All outstanding liabilities before 2008, net of reinsurance										225
Liabilities for loss and allocted loss adjustment expenses, net of reinsurance										$30,666

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	December 31, 2017
Liabilities for loss and loss adjustment expenses, net of reinsurance	$30,666
Total reinsurance recoverable on unpaid losses	16,749
Unallocated loss adjustment expenses	1,385
Total gross liability for loss and LAE reserves	$48,800

The following is supplementary unaudited information about average historical claims duration as of December 31, 2017:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10

All Lines of Business	46.7%	18.7%	11.5%	8.4%	7.3%	4.7%	1.3%	0.6%	0.2%	0.0%

The percentages in the above table do not add up to 100% because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Dividend Declared

Dividends declared and paid on Common Stock were $3,214,471 and $1,941,271 for the years ended December 31, 2017 and 2016, respectively. The Company’s Board of Directors approved a quarterly dividend on February 2, 2018 of $.10 per share payable in cash on March 15, 2018 to stockholders of record as of February 28, 2018 (see Note 19 - Subsequent Events).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which, a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. The stockholders approved the 2014 Plan on August 11, 2015. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Stock Option Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the years ended December 31, 2017 and 2016 include stock-based compensation expense totaling $38,025 and $106,882, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the years ended December 31, 2017 and 2016. Such amounts have been included in the consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense in 2017 and 2016 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the year ended December 31, 2017. The weighted average estimated fair value of stock options granted during the year ended December 31, 2016 was $1.87 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the year ended December 31, 2017 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	362,750	$6.62	2.61	$2,586,748

Granted	-	$-	-	$-
Exercised	(21,600)	$5.48	-	$221,012
Forfeited	-	$-	-	$-

Outstanding at December 31, 2017	341,150	$6.69	1.67	$4,131,028

Vested and Exercisable at December 31, 2017	321,150	$6.59	1.53	$3,921,553

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $18.80 closing price of the Company’s Common Stock on December 31, 2017. The total intrinsic value of options exercised in the year ended December 31, 2017 was $221,012, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”). The Company received cash proceeds of $77,927 from the exercise of options for the purchase of 13,750 shares of Common Stock during the year ended December 31, 2017. The remaining 7,850 options exercised during the year ended December 31, 2017 were Net Exercises, resulting in the issuance of 5,840 shares of Common Stock. The Company received cash proceeds of $54,310 from the exercise of options for the purchase of 11,000 shares of Common Stock during the year ended December 31, 2016. The remaining 1,000 options exercised during the year ended December 31, 2016 were Net Exercises.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

As of December 31, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $7,000. Unamortized compensation cost as of December 31, 2017 is expected to be recognized over a remaining weighted-average vesting period of 0.68 years.

As of December 31, 2017, there were 550,352 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the year ended December 31, 2017 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2017	7,500	$8.67	$64,995

Granted	55,481	$14.80	$821,164
Vested	(12,311)	$13.70	$178,651
Forfeited	(3,333)	$11.51	$38,377

Balance at December 31, 2017	47,337	$14.35	$679,180

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the year ended December 31, 2017, stock-based compensation for these grants was approximately $232,000, which is included in other operating expenses on the accompanying consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

●
Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

●
Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair valu

●
Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

●
For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2017 and 2016, KICO paid dividends to Kingstone of $2,900,000 and $1,950,000, respectively. On February 22, 2018, KICO’s Board of Directors approved a cash dividend of $800,000 to Kingstone, which was paid on February 23, 2018. For the years ended December 31, 2017 and 2016, KICO had statutory basis net income of $7,907,743 and $9,212,126, respectively. At December 31, 2017 and 2016, KICO had reported statutory basis surplus as regards policyholders of $101,290,282 and $49,962,415, respectively, as filed with the DFS.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC is far above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2017 and 2016.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 15 – Income Taxes

The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated or separate return basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed.  The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the consolidated financial statements taken as a whole for the respective periods.

The provision for income taxes is comprised of the following:

Years ended December 31,	2017	2016

Current federal income tax expense	$4,317,686	$4,824,655
Current state income tax expense (benefit)	7,353	(12,590)
Deferred federal and state income tax benefit	(1,809)	(293,364)
Provision for income taxes	$4,323,230	$4,518,701

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2017		2016
Computed expected tax expense	$5,008,400	35.0%	$4,696,463	35.0%
Change in enacted tax rates on net deferred tax liabilities	(405,218)	(2.8)	-	-
State taxes, net of Federal benefit	(101,858)	(0.7)	(71,428)	(0.5)
State valuation allowance	124,486	0.9	85,714	0.6
Benefit of lower tax brackets	(100,000)	(0.7)	(100,000)	(0.7)
Permanent differences
Dividends received deduction	(138,197)	(1.0)	(136,690)	(1.0)
Non-taxable investment income	(85,684)	(0.6)	(110,784)	(0.8)
Stock-based compensation	(25,821)	(0.2)
Other permanent differences	46,962	0.3	48,139	0.3
Prior year tax matters	4,172	-	123,976	0.9
Other	(4,012)	-	(16,689)	(0.1)
Total tax	$4,323,230	30.2%	$4,518,701	33.7%

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheets reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a various rates depending on whether the temporary differences are subject to federal taxes, state taxes, or both.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”), was enacted by the U.S. federal government. The Act provides for significant changes to corporate taxation including the decrease of the corporate tax rate to 21%. The Company has accounted for the material impacts of the Act by re-measuring its deferred tax assets/(liabilities) at the 21% enacted tax rate as of December 31, 2017.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Deferred income tax liability for unrealized gains on available-for-sale securities that were re-measured due to the Act resulted in a stranded tax effect within Accumulated Other Comprehensive Income (“AOCI”). This is due to the effect of the tax rate change being recorded through continuing operations as required under Accounting Standards Codification 740. On February 14, 2018, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for the reclassification of the stranded tax effects as a result of the Act from AOCI to retained earnings and requires certain other disclosures. The Company chose to early adopt the provisions of ASU 2018-02 and recorded a one-time reclassification of $182,912 from AOCI to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate (see Consolidated Statement of Consolidated Stockholders’ Equity).

The impact of the change in tax rate was a decrease in net deferred income tax liabilities of $405,218 with a corresponding increase in deferred income tax benefit. Additionally, the Company re-measured the deferred tax effects of unrealized gains recorded in AOCI of $182,912 through a reclassification between AOCI and retained earnings. The Company’s net deferred income tax liability for the year ended December 31, 2016 remains at the previously enacted tax rate.

Upon completion of the 2017 U.S. income tax return in 2018 the Company may identify additional re-measurement adjustments to its recorded deferred tax liabilities and the one-time transition tax. The Company will continue to assess its provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carryovers (1)	$103,655	$131,626
Claims reserve discount	300,005	417,349
Unearned premium	2,431,301	2,877,365
Deferred ceding commission revenue	895,947	2,329,626
Other	382,522	188,675
Total deferred tax assets	4,113,430	5,944,641

Deferred tax liability:
Investment in KICO (2)	759,543	1,169,000
Deferred acquisition costs	3,117,920	4,161,526
Intangibles	212,100	459,000
Depreciation and amortization	328,735	265,671
Net unrealized appreciation of securities - available for sale	295,474	56,393
Total deferred tax liabilities	4,713,772	6,111,590
Net deferred income tax liability	$(600,342)	$(166,949)
___________________
(1)
The deferred tax assets from net operating loss carryovers are as follows:

Type of NOL	2017	2016	Expiration
State only (A)	$824,996	$655,719	December 31, 2037
Valuation allowance	(725,541)	(534,293)
State only, net of valuation allowance	99,455	121,426
Amount subject to Annual Limitation, federal only (B)	4,200	10,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$103,655	$131,626

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2017 and 2016 was approximately $12,692,000 and $10,088,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2037.

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

(2) Deferred tax liability - investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (together “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. Under GAAP guidance for business combinations, a temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The Company is required to maintain its deferred tax liability related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.

The table below reconciles the changes in net deferred income tax liability to the deferred income tax provision for the year ended December 31, 2017:

Change in net deferred income tax liabilities	$433,393
Deferred tax expense allocated to other comprehensive income	435,202
Deferred income tax benefit	$(1,809)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no material interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017 and 2016. If any had been recognized these would be reported in income tax expense.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2014 through December 31, 2016 remain subject to examination. In March 2018, the Company received a notice that its federal income tax return for the year ended December 31, 2016 was selected for examination by the Internal Revenue Service.

Note 16 - Employee Benefit Plans

Employee Profit Sharing Plan

The Company maintains a discretionary employee profit sharing plan (the “Profit Sharing Plan”) available to full-time employees who are employed as of December 31. For the years ended December 31, 2017 and 2016, the Profit Sharing Plan called for a bonus to be paid based on a formula that is tied to the annual GAAP combined ratio (“Combined Ratio”). The maximum the bonus can be is 25% of eligible wages at a Combined Ratio of 70%. The bonus decreases by 1% for each percentage point increase in the Combined Ratio. There is a minimum bonus of 5% at a Combined Ratio of 90% and above. The bonus is allocated 35% to the employees’ 401(k) account and 65% as cash through payroll. The Company incurred approximately $989,000 and $897,000 of expense for the years ended December 31, 2017 and 2016, respectively, related to the Profit Sharing Plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan included in the Profit Sharing Plan as discussed above. The Company incurred approximately $545,000 and $483,000 of expense for the years ended December 31, 2017 and 2016, respectively, related to the 401(k) Plan. For the years ended December 31, 2017 and 2016, Additional Contributions totaled approximately $342,000 and $309,000, respectively.

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

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At December 31, 2017, cumulative rent expense exceeded cumulative rent payments by $90,582. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2017, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2018	$164,117
2019	169,861
2020	175,806
2021	181,959
2022	188,328
Thereafter	244,064
Total	$1,124,135

Rent expense for the years ended December 31, 2017 and 2016 amounted to $165,368 and $119,720, respectively, and is included in the consolidated statements of income and comprehensive income within other underwriting expenses.

Employment Agreements – Chief Executive Officer

Agreement in effect for the year ended December 31, 2016

Effective August 12, 2014, the Company entered into an amendment to its employment agreement with Barry Goldstein, its President, Chairman of the Board and Chief Executive Officer (as amended, the “Prior Goldstein Employment Agreement”), pursuant to which the term of the employment agreement was extended from December 31, 2014 to December 31, 2016 and, effective July 1, 2014 and continuing through the term of the agreement, Mr. Goldstein’s annual base salary was increased to $575,000 and his bonus was revised to equal 6% of the Company’s consolidated income from operations before taxes, net of the Company’s consolidated net investment income and net realized gains on sales of investments. In addition, in consideration of Mr. Goldstein entering into the amendment, the Company paid him a bonus in the amount of $62,500.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Concurrently with the amendment, the Company granted to Mr. Goldstein, pursuant to the 2005 Plan, a five year option for the purchase of 200,000 shares of common stock at an exercise price of $6.73 per share, exercisable to the extent of 62,500 shares on the date of grant and each of the initial two anniversary dates of the grant and 12,500 shares on the third anniversary date of the grant. In addition, the Company granted to Mr. Goldstein, pursuant to the 2014 Plan, a five year option for the purchase of 50,000 shares of common stock at an exercise price of $6.73 per share, exercisable on the third anniversary of the date of the grant. The 50,000 share option grant was subject to stockholder approval of the 2014 Plan. The stockholders approved the 2014 Plan on August 11, 2015. Pursuant to the stock option agreements with Mr. Goldstein, the Company agreed that, under certain circumstances following a change of control of the Company, and the termination of his employment, or in the event Mr. Goldstein’s employment with the Company was terminated by the Company without cause or he resigned with good reason (each as defined in his employment agreement), all of the options granted to Mr. Goldstein would have become exercisable and would have remained exercisable until the first anniversary of the termination date.

Pursuant to the Prior Goldstein Employment Agreement, the Company also agreed that, under certain circumstances following a change of control of Kingstone Companies, Inc. and the termination of his employment, Mr. Goldstein would have been entitled to a payout equal to one and one-half times his then annual salary. In the event of termination of Mr. Goldstein’s employment by the Company without cause or he resigned with good reason (as each term is defined in the Prior Goldstein Employment Agreement), Mr. Goldstein would have been entitled to receive his base salary and bonuses from the Company for the remainder of the term, and his outstanding options would have become exercisable and would have remained exercisable until the first anniversary of the termination date. In addition, in the event Mr. Goldstein’s employment with KICO was terminated by KICO with or without cause, he would have been entitled to receive a lump sum payment from KICO equal to six months base salary.

The Prior Goldstein Employment Agreement expired on December 31, 2016 and in January 2017, Mr. Goldstein entered into a new employment agreement with the Company as discussed below.

Agreement in effect as of January 1, 2017

On January 20, 2017, the Company and Mr. Goldstein, entered into a new employment agreement (the “2017 Goldstein Employment Agreement”).  The 2017 Goldstein Employment Agreement is effective as of January 1, 2017 and expires on December 31, 2019.

Pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $630,000 (an increase from $575,000 per annum in effect through December 31, 2016) and an annual bonus equal to 6% of the Company's consolidated income from operations before taxes, exclusive of the Company's consolidated net investment income (loss) and net realized gains (losses) on investments (consistent with the bonus payable to Mr. Goldstein through December 31, 2016).  In addition, pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to a long-term compensation payment ("LTC") of between $945,000 and $2,835,000 in the event the Company's adjusted book value per share (as defined in the 2017 Goldstein Employment Agreement) has increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Accrued LTC compensation of $945,000 for the year ended December 31, 2017 is included in other operating expenses on the accompanying consolidated statements of income and comprehensive income.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2017 and 2016, the inclusion of -0- and 7,715 options, respectively, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year ended
	December 31,
	2017	2016
Weighted average number of shares outstanding	10,388,440	7,736,594

Effect of dilutive securities, common share equivalents:
Stock options	188,983	-
Restricted stock awards	4,154	70,669

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,581,577	7,807,263

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2017 through March 15, 2018, the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 2, 2018, the Company’s Board of Directors approved a dividend of $.10 per share, or $1,068,377, payable in cash on March 15, 2018 to stockholders of record as of February 28, 2018.

Employment Agreement

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into an employment agreement (the “Thatcher Employment Agreement”) pursuant to which Mr. Thatcher will serve as the Company’s Chief Operating Officer.  Mr. Thatcher is also to serve as KICO’s President.  The Thatcher Employment Agreement is effective as of March 15, 2018 and expires on December 31, 2018.

Pursuant to the Thatcher Employment Agreement, Mr. Thatcher is entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary.  Concurrently with the execution of the Thatcher Employment Agreement, the Company granted to Mr. Thatcher 35,715 shares of restricted Common Stock under the 2014 Plan.  The shares granted will vest in three equal installments on each of the three annual anniversaries following the grant date, subject to the terms of the restricted stock grant agreement between the Company and Mr. Thatcher.

Index

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	March 31,	June 30,	September 30,	December 31,	Total
Net premiums earned	$16,369,748	$16,953,727	$21,514,408	$22,513,140	$77,351,023
Ceding commission revenue	3,184,452	3,305,938	1,717,610	1,725,133	9,933,133
Net investment income	857,800	1,026,004	1,033,307	1,215,475	4,132,586
Net realized gain (loss) on sale of investments	(54,506)	130,423	20,998	(12,602)	84,313
Total revenues	20,647,194	21,724,251	24,614,653	25,783,212	92,769,310
Loss and loss adjustment expenses	8,292,996	7,454,922	7,073,323	11,364,296	34,185,537
Commission expense and
other underwriting expenses	9,101,395	9,301,182	9,975,938	10,919,353	39,297,868
Net income	1,470,580	2,510,392	4,073,921	1,931,592	9,986,485
Basic earnings per share	$0.15	$0.24	$0.38	$0.18	$0.96
Diluted earnings per share	$0.15	$0.23	$0.38	$0.18	$0.94

	2016
	March 31,	June 30,	September 30,	December 31,	Total
Net premiums earned	$14,531,675	$15,010,875	$15,646,181	$16,219,175	$61,407,906
Ceding commission revenue	2,770,337	2,569,025	2,934,928	2,993,951	11,268,241
Net investment income	813,057	764,070	709,072	829,384	3,115,583
Net realized gain (loss) on sale of investments	80,436	283,432	241,035	(75,455)	529,448
Total revenues	18,444,852	18,911,910	19,828,397	20,251,505	77,436,664
Loss and loss adjustment expenses	9,483,855	5,786,836	5,134,854	7,384,116	27,789,661
Commission expense and
other underwriting expenses	7,616,507	8,122,342	8,642,964	8,812,023	33,193,836
Net income	541,032	2,842,261	3,460,626	2,055,847	8,899,766
Basic earnings per share	$0.07	$0.36	$0.44	$0.26	$1.15
Diluted earnings per share	$0.07	$0.36	$0.43	$0.26	$1.14

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.