Form 10-Q
period 2018-03-31
KINGSTONE COMPANIES, INC.
filed 2018-05-10
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 9, 2018, there were 10,667,577 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months March 31, 2018 (Unaudited) and 2017 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (Unaudited) and 2017 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4 —	Controls and Procedures	65

PART II — OTHER INFORMATION		66
Item 1 —	Legal Proceedings	66
Item 1A —	Risk Factors	66
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3 —	Defaults Upon Senior Securities	66
Item 4 —	Mine Safety Disclosures	66
Item 5 —	Other Information	67
Item 6 —	Exhibits	67
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
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 under “Factors That May Affect Future Results and Financial Condition.”

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,062,065 at March 31, 2018 and $5,150,076 at December 31, 2017)	$4,870,271	$4,869,808
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$130,912,757 at March 31, 2018 and $119,122,106 at December 31, 2017)	129,149,201	119,988,256
Equity securities, at fair value (cost of $16,383,342 at March 31, 2018 and
$13,761,841 at December 31, 2017)	16,600,485	14,286,198
Other investments	2,027,860	-
Total investments	152,647,817	139,144,262
Cash and cash equivalents	31,594,167	48,381,633
Investment subscription receivable	-	2,000,000
Premiums receivable, net	13,065,874	13,217,698
Reinsurance receivables, net	31,895,480	28,519,130
Deferred policy acquisition costs	15,130,213	14,847,236
Intangible assets, net	925,000	1,010,000
Property and equipment, net	5,132,755	4,772,577
Other assets	4,020,364	2,655,527
Total assets	$254,411,670	$254,548,063

Liabilities
Loss and loss adjustment expense reserves	$56,272,113	$48,799,622
Unearned premiums	66,654,632	65,647,663
Advance premiums	2,216,603	1,477,693
Reinsurance balances payable	3,017,734	2,563,966
Deferred ceding commission revenue	4,347,812	4,266,412
Accounts payable, accrued expenses and other liabilities	4,501,593	7,487,654
Deferred income taxes	77,031	600,342
Long-term debt, net	29,163,116	29,126,965
Total liabilities	166,250,634	159,970,317

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,679,334 shares at March 31, 2018 and 11,618,646 at December 31, 2017; outstanding
10,666,665 shares at March 31, 2018 and 10,631,837 shares at December 31, 2017	116,793	116,186
Capital in excess of par	68,163,744	68,380,390
Accumulated other comprehensive (loss) income	(1,391,063)	1,100,647
Retained earnings	23,780,755	27,152,822
	90,670,229	96,750,045
Treasury stock, at cost, 1,012,669 shares at March 31, 2018
and 986,809 shares at December 31, 2017	(2,509,193)	(2,172,299)
Total stockholders' equity	88,161,036	94,577,746

Total liabilities and stockholders' equity	$254,411,670	$254,548,063

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended March 31,	2018	2017

Revenues
Net premiums earned	$22,837,617	$16,369,748
Ceding commission revenue	1,695,158	3,184,452
Net investment income	1,383,989	857,800
Net losses on investments	(523,127)	(54,506)
Other income	308,233	289,700
Total revenues	25,701,870	20,647,194

Expenses
Loss and loss adjustment expenses	17,266,330	8,292,996
Commission expense	5,799,948	4,888,978
Other underwriting expenses	5,031,503	4,212,417
Other operating expenses	246,858	755,804
Depreciation and amortization	409,431	318,698
Interest expense	456,545	-
Total expenses	29,210,615	18,468,893

(Loss) income from operations before income taxes	(3,508,745)	2,178,301
Income tax (benefit) expense	(790,811)	707,721
Net (loss) income	(2,717,934)	1,470,580

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(2,873,479)	524,822

Reclassification adjustment for losses
included in net income	243,773	54,506
Net change in unrealized (losses) gains	(2,629,706)	579,328
Income tax benefit (expense) related to items
of other comprehensive (loss) income	552,238	(196,972)
Other comprehensive (loss) income, net of tax	(2,077,468)	382,356

Comprehensive (loss) income	$(4,795,402)	$1,852,936

(Loss) earnings per common share:
Basic	$(0.25)	$0.15
Diluted	$(0.25)	$0.15

Weighted average common shares outstanding
Basic	10,669,992	9,663,751
Diluted	10,669,992	9,848,494

Dividends declared and paid per common share	$0.1000	$0.0625

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Three months ended March 31, 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2018, as reported	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746
Cumulative effect of adoption of updated
accounting guidance for equity
financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation	-	-	-	-	108,368	-	-	-	-	108,368
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(15,750)	(158)	(341,612)	-	-	-	-	(341,770)
Vesting of restricted stock awards	-	-	7,180	72	(72)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(618)	(9)	(12,205)	-	-	-	-	(12,214)
Exercise of stock options	-	-	69,876	702	28,875	-	-	-	-	29,577
Acquisition of treasury stock	-	-	-	-	-	-	-	25,860	(336,894)	(336,894)
Dividends	-	-	-	-	-	-	(1,068,375)	-	-	(1,068,375)
Net loss	-	-	-	-	-	-	(2,717,934)	-	-	(2,717,934)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(2,077,468)	-	-	-	(2,077,468)
Balance, March 31, 2018	-	$-	11,679,334	$116,793	$68,163,744	$(1,391,063)	$23,780,755	1,012,669	$(2,509,193)	$88,161,036

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2018	2017

Cash flows from operating activities:
Net (loss) income	$(2,717,934)	$1,470,580
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Net losses on investments	523,127	54,506
Depreciation and amortization	409,431	318,698
Amortization of bond premium, net	118,841	124,054
Amortization of discount on issuance costs on long-term debt	36,151	-
Stock-based compensation	108,368	59,055
Deferred income tax benefit	28,927	32,504
(Increase) decrease in operating assets:
Premiums receivable, net	151,824	(79,045)
Reinsurance receivables, net	(3,376,350)	(1,304,877)
Deferred policy acquisition costs	(282,977)	(228,195)
Other assets	(1,386,512)	11,563
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	7,472,491	2,874,867
Unearned premiums	1,006,969	327,923
Advance premiums	738,910	543,896
Reinsurance balances payable	453,768	(37,570)
Deferred ceding commission revenue	81,400	(78,984)
Accounts payable, accrued expenses and other liabilities	(2,986,061)	(2,032,832)
Net cash flows provided by operating activities	380,373	2,056,143

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(20,018,600)	(22,811,402)
Purchase - equity securities	(6,004,614)	-
Sale and redemption - fixed-maturity securities held-to-maturity	-	200,000
Sale or maturity - fixed-maturity securities available-for-sale	7,891,145	2,706,202
Sale - equity securities available-for-sale	3,378,515	132,091
Acquisition of fixed assets	(684,609)	(597,761)
Net cash flows used in investing activities	(15,438,163)	(20,370,870)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	30,136,699
Proceeds from exercise of stock options	29,577	33,000
Withholding taxes paid on net exercise of stock options	(341,770)	-
Withholding taxes paid on vested retricted stock awards	(12,214)	-
Purchase of treasury stock	(336,894)	-
Dividends paid	(1,068,375)	(663,837)
Net cash flows (used in) provided by financing activities	(1,729,676)	29,505,862

(Decrease) increase in cash and cash equivalents	$(16,787,466)	$11,191,135
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$31,594,167	$23,235,655

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Rhode Island, Massachusetts and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island and Pennsylvania. Although New Jersey and Rhode Island are now growing expansion markets for the Company, 97.2% of KICO’s direct written premiums for the three months ended March 31, 2018 were written in the State of New York. In February 2018, a homeowners rate, rule, and form filing was made with the State of Massachusetts. KICO anticipates writing business in Massachusetts in 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.

Note 2 – Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses and are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

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

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2014-09 effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Effective January 1, 2018, the Company has adopted the provisions of ASU 2016-01. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required forequity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance was effective for the quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of approximately $414,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. The Company elected to report changes in the fair value of equity investments in net losses on investments in the condensed consolidated statements of operations and comprehensive income (loss). At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. Furthermore, the first quarter 2018 net loss on investments of approximately $523,000 in the condensed consolidated statements of operations and comprehensive income (loss) included approximately $307,000 from the fair value change of equity securities.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendment should be applied on a prospective basis. The effective date of ASU 2017-09 is for interim and annual reporting periods, beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The deferred income tax liability for unrealized gains on available-for-sale securities that were re-measured due to the reduction in corporate income tax rates under the Tax Cuts and Jobs Act of 2017 (the “Act”) resulted in a stranded tax effect within AOCI. This is due to the effect of the tax rate change being recorded through continuing operations as required under Accounting Standards Codification 740 (“ASC 740”). The revised ASU allows for the reclassification of the stranded tax effects as a result of the Act from AOCI to retained earnings and requires certain other disclosures. Effective December 31, 2017, the Company chose to early adopt the provisions of ASU 2018-02 and recorded a one-time reclassification of $182,912 from AOCI to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate.

Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a modified retrospective approach. Early application is permitted. The Company does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated results of operations, financial position or cash flows.

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

Note 3 - Investments

Fixed Maturity Securities

The amortized cost and fair value of investments in fixed-maturity securities classified as available-for-sale as of March 31, 2018 and December 31, 2017 are summarized as follows:
March 31, 2018
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$4,964,012	$-	$(20,282)	$-	$4,943,730	$(20,282)

Political subdivisions of States,
Territories and Possessions	6,591,252	48,955	(84,282)	-	6,555,925	(35,327)

Corporate and other bonds
Industrial and miscellaneous	96,910,715	189,515	(1,436,598)	(369,216)	95,294,416	(1,616,299)

Residential mortgage and other
asset backed securities (1)	22,446,778	325,807	(104,872)	(312,583)	22,355,130	(91,648)
Total	$130,912,757	$564,277	$(1,646,034)	$(681,799)	$129,149,201	$(1,763,556)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of March 31, 2018, the fair value of the eligible investments was approximately $6,225,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2018, there was no outstanding balance on the credit line.

December 31, 2017
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	$-	$-	$-

Political subdivisions of States,
Territories and Possessions	11,096,122	250,135	(30,814)	-	11,315,443	219,321

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	578,834

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	67,995
Total	$119,122,106	$1,744,841	$(349,153)	$(529,538)	$119,988,256	$866,150

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the credit line.

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2018 and December 31, 2017 is shown below:

	March 31, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$2,409,941	$2,412,121	$2,585,479	$2,595,938
One to five years	37,226,594	37,045,335	31,716,345	32,065,197
Five to ten years	66,817,711	65,430,615	62,702,945	63,129,543
More than 10 years	2,011,733	1,906,000	1,653,984	1,666,230
Residential mortgage and other asset backed securities	22,446,778	22,355,130	20,463,353	20,531,348
Total	$130,912,757	$129,149,201	$119,122,106	$119,988,256

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

In the first quarter of 2018, the Company adopted ASU 2016-01, which resulted in changes in the fair value of equity securities held at March 31, 2018 being reported in net (loss) income instead of being reported in comprehensive (loss) income. See Note 1, Accounting Policies, for additional discussion. The cost and fair value of investments in equity securities as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018
Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)
Equity Securities:
Preferred stocks	$7,301,491	$25,807	$(97,834)	$(116,287)	$7,113,177	$(188,314)
Common stocks and exchange
traded mutual funds	9,081,851	683,494	(278,037)	-	9,487,308	405,457
Total	$16,383,342	$709,301	$(375,871)	$(116,287)	$16,600,485	$217,143

	December 31, 2017
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(20,313)	$(120,712)	$7,000,941	$(80,158)
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(222,205)	(14,530)	7,285,257	604,515
Total	$13,761,841	$902,117	$(242,518)	$(135,242)	$14,286,198	$524,357

Other Investments

The cost and fair value of the Company’s other investments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
		Fair	Unrealized		Fair	Unrealized
Category	Cost	Value	Gain	Cost	Value	Gain

Other Investments:
Hedge fund	$2,000,000	$2,027,860	$27,860	$-	$-	$-
Total	$2,000,000	$2,027,860	$27,860	$-	$-	$-

Held-to-Maturity Securities

The amortized cost and fair value of investments in held-to-maturity fixed-maturity securities as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$729,476	$147,563	$(5,064)	$-	$871,975	$142,499

Political subdivisions of States,
Territories and Possessions	998,941	32,014	-	-	1,030,955	32,014

Corporate and other bonds
Industrial and miscellaneous	3,141,854	43,177	(15,741)	(10,155)	3,159,135	17,281

Total	$4,870,271	$222,754	$(20,805)	$(10,155)	$5,062,065	$191,794

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states' minimum funds requirements.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2018 and December 31, 2017 is shown below:

	March 31, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$123,000	$117,936	$-	$-
One to five years	2,546,338	2,549,597	2,546,459	2,601,898
Five to ten years	1,594,457	1,640,493	1,716,884	1,794,139
More than 10 years	606,476	754,039	606,466	754,039
Total	$4,870,271	$5,062,065	$4,869,808	$5,150,076

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2018	2017
Income:
Fixed-maturity securities	$1,150,293	$745,453
Equity securities	200,497	136,485
Cash and cash equivalents	73,259	6,169
Total	1,424,049	888,107
Expenses:
Investment expenses	40,060	30,307
Net investment income	$1,383,989	$857,800

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $-0- and $200,000 for the three months ended March 31, 2018 and 2017, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $7,891,145 and $2,706,202 for the three months ended March 31, 2018 and 2017, respectively.

Proceeds from the sale of equity securities were $3,378,515 and $132,091 for the three months ended March 31, 2018 and 2017, respectively.

The Company’s net losses on investments are summarized as follows:

	Three months ended
	March 31,
	2018	2017
Realized Losses

Fixed-maturity securities:
Gross realized gains	$117,469	$13,123
Gross realized losses (1)	(334,969)	(36,120)
	(217,500)	(22,997)

Equity securities:
Gross realized gains	210,558	-
Gross realized losses	(236,831)	(31,509)
	(26,273)	(31,509)

Net realized losses	(243,773)	(54,506)

Unrealized Losses

Equity securities:
Gross gains	-	-
Gross losses	(307,214)	-
	(307,214)	-

Other investments:
Gross gains	27,860	-
Gross losses	-	-
	27,860	-

Net unrealized losses	(279,354)	-

Net loss on investments	$(523,127)	$(54,506)

(1)
Gross realized losses for the three months ended March 31, 2017 include $747 of loss from the redemption of fixed-maturity securities held-to-maturity.

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities and reviewed its equity securities portfolios prior to January 1, 2018 to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive (loss) income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive (loss) income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2018 and December 31, 2017, there were 134 and 75 securities that accounted for the gross unrealized loss, respectively. In December 2017, the Company disposed of one of its held-to-maturity debt securities that was previously included in OTTI, a bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment through December 31, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments, equity securities in 2017, and other investments for the three months ended March 31, 2018 and 2017. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2018 as follows:

	March 31, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,943,730	$(20,282)	3	$-	$-	-	$4,943,730	$(20,282)

Political subdivisions of
States, Territories and
Possessions	3,716,760	(84,282)	7	-	-	-	3,716,760	(84,282)

Corporate and other
bonds industrial and
miscellaneous	67,818,785	(1,436,598)	83	8,059,700	(369,216)	16	75,878,485	(1,805,814)

Residential mortgage and other
asset backed securities	8,791,842	(104,872)	10	9,776,165	(312,583)	15	18,568,007	(417,455)

Total fixed-maturity
securities	$85,271,117	$(1,646,034)	103	$17,835,865	$(681,799)	31	$103,106,982	$(2,327,833)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2017 as follows:

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

The Company’s investments are allocated among pricing input levels at March 31, 2018 and December 31, 2017 as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,943,730	$-	$-	$4,943,730

Political subdivisions of
States, Territories and
Possessions	-	6,555,925	-	6,555,925

Corporate and other
bonds industrial and
miscellaneous	90,969,165	4,325,251	-	95,294,416

Residential mortgage backed securities	-	22,355,130	-	22,355,130
Total fixed maturities	95,912,895	33,236,306	-	129,149,201
Equity securities	16,600,485	-	-	16,600,485
Total investments	$112,513,380	$33,236,306	$-	$145,749,686

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,315,443	$-	$11,315,443

Corporate and other
bonds industrial and
miscellaneous	83,597,300	4,544,165	-	88,141,465

Residential mortgage backed securities	-	20,531,348	-	20,531,348
Total fixed maturities	83,597,300	36,390,956	-	119,988,256
Equity securities	14,286,198	-	-	14,286,198
Total investments	$97,883,498	$36,390,956	$-	$134,274,454

The following table sets forth the Company’s investment in a hedge fund investment subject to net asset valuation (“NAV”) per share (or its equivalent) as of March 31, 2018. The Company measures this investment at fair value on a recurring basis. As of March 31, 2018, the Company used net asset value per share as a practical expedient for fair value. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2018	December 31, 2017
Other Investments:
Hedge fund	$2,027,860	$-
Total	$2,027,860	$-

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within net losses on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments:

Equity securities, fixed income securities, and other investments available-for-sale:  Fair value disclosures for these investments are included in “Note 3 - Investments.”

Cash and cash equivalents: The carrying values of cash and cash equivalents approximate their fair values because of the short-term nature of these instruments.

Premiums receivable, reinsurance receivables, and investment subscription receivable:  The carrying values reported in the condensed consolidated balance sheets for these financial instruments approximate their fair values due to the short-term nature of the assets.

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

Long-term debt:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity	$4,870,271	$5,062,065	$4,869,808	$5,150,076
Cash and cash equivalents	$31,594,167	$31,594,167	$48,381,633	$48,381,633
Investment subscription receivable	$-	$-	$2,000,000	$2,000,000
Premiums receivable, net	$13,065,874	$13,065,874	$13,217,698	$13,217,698
Reinsurance receivables, net	$31,895,480	$31,895,480	$28,519,130	$28,519,130
Real estate, net of accumulated depreciation	$2,231,999	$2,705,000	$2,261,829	$2,705,000
Reinsurance balances payable	$3,017,734	$3,017,734	$2,563,966	$2,563,966
Long-term debt, net	$29,163,116	$29,163,116	$29,126,965	$29,126,965

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net
Three months ended March 31, 2018
Premiums written	$31,526,283	$336	$(7,826,235)	$23,700,384
Change in unearned premiums	(1,008,869)	1,901	144,201	(862,767)
Premiums earned	$30,517,414	$2,237	$(7,682,034)	$22,837,617

Three months ended March 31, 2017
Premiums written	$26,125,467	$4,428	$(9,395,590)	$16,734,305
Change in unearned premiums	(330,903)	2,981	(36,635)	(364,557)
Premiums earned	$25,794,564	$7,409	$(9,432,225)	$16,369,748

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2018 and December 31, 2017 was $2,216,603 and $1,477,693, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2018	2017

Balance at beginning of period	$48,799,622	$41,736,719
Less reinsurance recoverables	(16,748,908)	(15,776,880)
Net balance, beginning of period	32,050,714	25,959,839

Incurred related to:
Current year	17,367,560	8,297,582
Prior years	(101,230)	(4,586)
Total incurred	17,266,330	8,292,996

Paid related to:
Current year	5,971,788	2,269,894
Prior years	6,495,154	4,090,766
Total paid	12,466,942	6,360,660

Net balance at end of period	36,850,102	27,892,175
Add reinsurance recoverables	19,422,011	16,719,411
Balance at end of period	$56,272,113	$44,611,586

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $5,612,056 and $4,233,804 for the three months ended March 31, 2018 and 2017, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2018 and 2017 was $(101,230) favorable and $(4,586) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of March 31, 2015 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of March 31, 2018, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2018 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2009 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										March 31, 2018
Accident	For the Years Ended December 31,									Three Months Ended March 31,		Cumulative Number of Reported Claims by Accident
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Year
	(Unaudited 2009 - 2015)									(Unaudited)

2009	$4,403	$4,254	$4,287	$4,384	$4,511	$4,609	$4,616	$4,667	$4,690	$4,689	$9	1,136
2010		5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,840	6,840	(0)	1,616
2011			7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,143	6	1,913
2012				9,539	9,344	10,278	10,382	10,582	10,790	10,777	31	4,702(1)
2013					10,728	9,745	9,424	9,621	10,061	10,030	220	1,558
2014						14,193	14,260	14,218	14,564	14,487	628	2,126
2015							22,340	21,994	22,148	22,065	1,007	2,535
2016								26,062	24,941	24,511	2,383	2,848
2017									31,605	32,125	4,605	3,268
2018										16,498	4,175	1,185
									Total	$151,165
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Three Months Ended March 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2015)									(Unaudited)

2009	$2,298	$3,068	$3,607	$3,920	$4,134	$4,362	$4,424	$4,468	$4,487	$4,604
2010		2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,772	6,772
2011			3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,706
2012				3,950	5,770	7,127	8,196	9,187	10,236	10,290
2013					3,405	5,303	6,633	7,591	8,407	8,487
2014						5,710	9,429	10,738	11,770	12,038
2015							12,295	16,181	18,266	18,495
2016								15,364	19,001	19,294
2017									16,704	21,849
2018										5,641
									Total	$116,176

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$34,990
All outstanding liabilities before 2009, net of reinsurance										222
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$35,212

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves
As of
(in thousands)	March 31, 2018
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$35,212
Total reinsurance recoverable on unpaid losses	19,422
Unallocated loss adjustment expenses	1,638
Total gross liability for loss and LAE reserves	$56,272

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2017/June 30, 2018 treaty year (“2017/2019 Treaty”) (two year treaty as described below). The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2017 were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).

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

The Company’s 2016/2017 Treaty and 2017/2019 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2017	July 1, 2016
	to	to
Line of Business	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%
Risk retained	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667
	in excess of	in excess of
	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty:
Percent ceded	None	None
Risk retained	$750,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000
	in excess of	in excess of
	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3)	$315,000,000	$247,000,000
Reinstatement premium protection (4)	Yes	Yes

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
(4)
Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.  Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catstrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2017 and under the treaties that expired on June 30, 2017 are as follows:

	July 1, 2017 - June 30, 2018		July 1, 2016 - June 30, 2017
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000	Initial $833,333	$500,000
	$1,000,000 - $10,000,000	None(2)	$833,333 - $4,500,000	None(3)
	Over $10,000,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000	Initial $500,000	$500,000
	$750,000 - $4,500,000	None(3)	$500,000 - $4,500,000	None(3)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000	Initial $5,000,000	$3,000,000
	$5,000,000 - $320,000,000	None	$5,000,000 - $252,000,000	None
	Over $320,000,000	100%	Over $252,000,000	100%
________________

(1)
Treaty for July 1, 2017 – June 30, 2018 is a two year treaty with expiration date of June 30, 2019.

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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months ended March 31, 2018 are attributable to contracts for the 2017/2019 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the three months ended March 31, 2017 are attributable to contracts for the 2016/2017 Treaty.

Treaty in effect for the three months ended March 31, 2018

Under the 2017/2019 Treaty, the Company receives an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through March 31, 2018 attributable to the 2017/2019 Treaty were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the three months ended March 31, 2018, the Company incurred negative contingent ceding commissions as a result of the estimated Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

Treaty in effect for the three months ended March 31, 2017

Under the 2016/2017 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent rate adjustment based on Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty. The Company’s Loss Ratio for the period July 1, 2016 through March 31, 2017 attributable to the 2016/2017 Treaty were consistent with the contractual Loss Ratio at which provisional ceding commissions were earned and therefore no additional contingent commission was recorded for the three months ended March 31, 2017 with respect to this treaty.

In addition to the treaties that were in effect for the three months ended March 31, 2018 and 2017, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2018	2017

Provisional ceding commissions earned	$2,067,505	$3,343,769
Contingent ceding commissions earned	(372,347)	(159,317)
	$1,695,158	$3,184,452

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2018 and December 31, 2017, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,223,000 and $1,850,000, respectively.

Note 7 – Debt

Short-term Debt

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $22,500 as of March 31, 2018. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2018 was approximately $9,849,000 based on KICO’s net admitted assets as of December 31, 2017. Advances are limited to the amount of available collateral, which was approximately $6,225,000 as of March 31, 2018. There were no borrowings under this facility during the period ended March 31, 2018.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30 2018 at the rate of 5.50% per year from December 19, 2017. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of March 31, 2018 is as follows:

5.50% Senior Unsecured Notes	$30,000,000
Discount	(154,098)
Issuance costs	(682,786)
Long-term debt, net	$29,163,116

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

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC and became effective on November 28, 2017.

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

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $1,068,375 and $663,837 for the three months ended March 31, 2018 and 2017, respectively. The Company’s Board of Directors approved a quarterly dividend on May 9, 2018 of $.10 per share payable in cash on June 15, 2018 to stockholders of record as of May 31, 2018 (see Note 12).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to the options granted and restricted stock issued. Pursuant to Company’s 2014 Equity Participation Plan (the “2014 Plan”), a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Compensation Committee of the Board determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the three months ended March 31, 2018 and 2017 include stock-based compensation expense related to stock options totaling approximately $2,000 and $16,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months ended March 31, 2018 and 2017. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the three months ended March 31, 2018 and 2017.

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the three months ended March 31, 2018 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	341,150	$6.69	1.67	$4,131,028

Granted	-	$-		$-
Exercised	(90,500)	$6.40	-	$1,366,780
Forfeited	-	$-		$-

Outstanding at March 31, 2018	250,650	$6.80	1.51	$2,507,198

Vested and Exercisable at March 31, 2018	240,650	$6.73	1.43	$2,422,460

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.80 closing price of the Company’s Common Stock on March 31, 2018. The total intrinsic value of options exercised during the three months ended March 31, 2018 was $1,366,780, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $29,525 from the exercise of options for the purchase of 4,000 shares of Common Stock during the three months ended March 31, 2018. The Company received 4,860 shares from the exercise of options under a Share Exchange for the purchase of 20,000 shares of Common Stock during the three months ended March 31, 2018. The remaining 66,500 options exercised during the three months ended March 31, 2018 were Net Exercises, resulting in the issuance of 30,126 shares of Common Stock. The Company received cash proceeds of $33,000 from the exercise of options for the purchase of 5,000 shares of Common Stock during the three months ended March 31, 2017. The remaining 250 options exercised during the three months ended March 31, 2017 were Net Exercises, resulting in the issuance of 166 shares of Common Stock.

As of March 31, 2018, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $4,000. Unamortized compensation cost as of March 31, 2018 is expected to be recognized over a remaining weighted-average vesting period of 0.49 years.

As of March 31, 2018, there were 487,137 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the three months ended March 31, 2018 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2018	47,337	$14.35	$679,180

Granted	61,215	$20.68	$1,266,090
Vested	(7,180)	$12.90	$(92,652)
Forfeited	-	$-	$-

Balance at March 31, 2018	101,372	$18.28	$1,852,618

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2018, stock-based compensation of approximately $106,000 for these grants is included in other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted by the U.S. federal government. The Company has accounted for the material impacts of the Act by re-measuring its deferred tax assets/(liabilities) at the 21% enacted tax rate as of December 31, 2017. Upon completion of the 2017 U.S. income tax return in 2018, the Company may identify additional re-measurement adjustments to its recorded deferred tax liabilities and the one-time transition tax. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryovers (1)	$87,018	$103,655
Claims reserve discount	344,928	300,005
Unearned premium	2,498,571	2,431,301
Deferred ceding commission revenue	913,041	895,947
Other	185,752	382,522
Total deferred tax assets	4,029,310	4,113,430

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	3,177,345	3,117,920
Intangibles	194,250	212,100
Depreciation and amortization	285,371	328,735
Net unrealized (loss) gains of securities - available for sale	(310,168)	295,474
Total deferred tax liabilities	4,106,341	4,713,772

Net deferred income tax liability	$(77,031)	$(600,342)
_____________________________

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2018	2017	Expiration
State only (A)	$924,217	$824,996	December 31, 2038
Valuation allowance	(839,299)	(725,541)
State only, net of valuation allowance	84,918	99,455
Amount subject to Annual Limitation, federal only (B)	2,100	4,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$87,018	$103,655

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2018 and December 31, 2017 was approximately $14,219,000 and $12,692,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2038.

(B) The Company has an NOL of $10,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal NOL loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The loss subject to the Annual Limitation will expire on December 31, 2019.

(2)
Deferred tax liability – Investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (together “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000.. A temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The deferred tax liability was reduced to $759,543 upon the reduction of federal income tax rates as of December 31, 2017. The Company is required to maintain its deferred tax liability of $759,543 related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2018 and 2017. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2014 through December 31, 2017 remain subject to examination. In March 2018, the Company received a notice that its federal income tax return for the year ended December 31, 2016 was selected for examination by the Internal Revenue Service.  As of May 10, 2018, the examination has not yet commenced.

Note 10 – (Loss) Earnings Per Common Share

Basic net (loss) earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted (loss) earnings per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted (loss) earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. The computation of diluted (loss) earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted (loss) earnings per common share follows:

	Three months ended
	March 31,
	2018	2017

Weighted average number of shares outstanding	10,669,992	9,663,751

Effect of dilutive securities, common share equivalents:
Stock options	-	184,743
Restricted stock awards	-	-

Weighted average number of shares outstanding,
used for computing diluted (losses) earnings per share	10,669,992	9,848,494

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At March 31, 2018, cumulative rent expense exceeded cumulative rent payments by $91,944. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of March 31, 2018, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2018 (nine months)	$124,137
2019	169,861
2020	175,806
2021	181,959
2022	188,328
Thereafter	244,064
Total	$1,084,155

Rent expense for the three months ended March 31, 2018 and 2017 amounted to $41,342 for both periods. Rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

Employment Agreement

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into an employment agreement (the “Thatcher Employment Agreement”) pursuant to which Mr. Thatcher serves as the Company’s Chief Operating Officer.  Mr. Thatcher also serves as KICO’s President.  The Thatcher Employment Agreement became effective as of March 15, 2018 and expires on December 31, 2018.

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

Note 12 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2018 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On May 9, 2018, the Company’s Board of Directors approved a quarterly dividend of $.10 per share payable in cash on June 15, 2018 to stockholders of record as of the close of business on May 31, 2018 (see Note 8).

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County. We are also licensed in the States of New Jersey, Connecticut, Pennsylvania, Rhode Island, Massachusetts and Texas. We are currently offering our property and casualty insurance products in New York, New Jersey, Rhode Island and Pennsylvania. Although New Jersey and Rhode Island are now growing expansion markets for us, 97.2% of KICO’s direct written premiums for the three months ended March 31, 2018 were written in the State of New York. In February 2018, a homeowners rate, rule, and form filing was made with the State of Massachusetts. KICO anticipates writing business in Massachusetts before the end of 2018.

We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities. All of KICO’s insurance policies are written for a one year term. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one year life of the policy). A significant period of time can elapse from the receipt of insurance premiums to the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments. Our holding company earns investment income from its cash holdings and may also generate net realized and unrealized investment gains and losses on future investments.

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

Commercial liability: We offer businessowners policies, which consist primarily of small business retail, service, and office risks without a residential exposure. We also write artisan’s liability policies for small independent contractors with smaller sized workforces.  In addition, we write special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. Further, we offer commercial umbrella policies written above our supporting commercial lines policies.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information, including our past history, industry standards, the current economic environment, and other factors, in forming its estimates and judgments for certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. Application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of similar companies.

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

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$31,526	$26,125	$5,401	20.7%
Assumed written premiums	-	4	(4)	(100.0)%
	31,526	26,129	5,397	20.7%
Ceded written premiums
Ceded to quota share treaties	4,406	6,542	(2,136)	(32.7)%
Ceded to excess of loss treaties	288	311	(23)	(7.4)%
Ceded to catastrophe treaties	3,132	2,542	590	23.2%
Total ceded written premiums	7,826	9,395	(1,569)	(16.7)%

Net written premiums	23,700	16,734	6,966	41.6%

Change in unearned premiums
Direct and assumed	(1,007)	(328)	(679)	207.0%
Ceded to quota share treaties	144	(37)	181	(489.2)%
Change in net unearned premiums	(863)	(365)	(498)	136.4%

Premiums earned
Direct and assumed	30,520	25,802	4,718	18.3%
Ceded to quota share treaties	(7,682)	(9,432)	1,750	(18.6)%
Net premiums earned	22,838	16,370	6,468	39.5%
Ceding commission revenue
Excluding the effect of catastrophes	2,029	3,184	(1,155)	(36.3)%
Effect of catastrophes	(334)	-	(334)	n/a
Total ceding commission revenue	1,695	3,184	(1,489)	(46.8)%
Net investment income	1,384	858	526	61.3%
Net losses on investments	(523)	(55)	(468)	850.9%
Other income	308	290	18	6.2%
Total revenues	25,702	20,647	5,055	24.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,541	12,527	14	0.1%
Losses from catastrophes (1)	10,337	-	10,337	n/a
Total direct and assumed loss and loss adjustment expenses	22,878	12,527	10,351	82.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	821	4,234	(3,413)	(80.6)%
Losses from catastrophes (1)	4,791	-	4,791	n/a
Total ceded loss and loss adjustment expenses	5,612	4,234	1,378	32.5%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,720	8,293	3,427	41.3%
Losses from catastrophes (1)	5,546	-	5,546	n/a
Net loss and loss adjustment expenses	17,266	8,293	8,973	108.2%

Commission expense	5,800	4,889	911	18.6%
Other underwriting expenses	5,031	4,212	819	19.4%
Other operating expenses	247	756	(509)	(67.3)%
Depreciation and amortization	409	319	90	28.2%
Interest expense	457	-	457	n/a
Total expenses	29,211	18,469	10,742	58.2%

(Loss) income from operations before taxes	(3,509)	2,178	(5,687)	(261.1)%
Income tax (benefit) expense	(791)	708	(1,499)	(211.7)%
Net (loss) income	$(2,718)	$1,470	$(4,188)	(284.9)%

(1)
The three months ended March 31, 2018 includes catastrophe losses which we define as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). This is the primary industry source for determination of a catastrophe event. PCS catastrophe bulletins are issued for events that are likely to cause more than $25 million in damage and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	75.6%	50.7%	24.9	49.1%
Net underwriting expense ratio	38.7%	34.5%	4.2	12.2%
Net combined ratio	114.3%	85.2%	29.1	34.2%

Direct Written Premiums(1)

Direct written premiums during the three months ended March 31, 2018 (“2018”) were $31,526,000 compared to $26,125,000 during the three months ended March 31, 2017 (“2017”). The increase of $5,401,000, or 20.7%, was primarily due to an increase in policies in-force during 2018 as compared to 2017 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. During 2017, we started writing homeowners policies in New Jersey and Rhode Island. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $897,000 in 2018, compared to none in 2017. Policies in-force increased by 19.3% as of March 31, 2018 compared to March 31, 2017.

Net Written Premiums(1) and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during 2018 and 2017. For purposes of the discussion herein, the change in quota share ceding rates on July 1, 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended March 31,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Quota share reinsurance rates
Personal lines	20%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.
____________________________________

(1)
This measure is not based on GAAP and is reconciled to the most directly comparable GAAP measure of net premiums earned in the table on page 40.

Net written premiums increased $6,966,000, or 41.6%, to $23,700,000 in 2018 from $16,734,000 in 2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reduction of our personal lines quota share reinsurance rate to 20% on July 1, 2017.

Excess of loss reinsurance treaties

An increase in written premiums will also increase the premiums ceded under our excess of loss treaties, which incrementally reduces our net written premiums. In 2018, our ceded excess of loss reinsurance premiums decreased by $23,000 over the comparable ceded premiums for 2017. The decrease was due to more favorable reinsurance rates in 2018, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums for catastrophe insurance will increase. This results in an increase in premiums ceded under our catastrophe treaty, which reduces net written premiums. In 2018, our catastrophe reinsurance premiums increased by $590,000 over the comparable ceded premiums for 2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in 2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $6,468,000, or 39.5%, to $22,838,000 in 2018 from $16,370,000 in 2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2018 and 2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	March 31,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$2,067	$3,343	$(1,276)	(38.2)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(38)	(159)	121	(76.1)%
Effect of catastrophes on ceding commissions earned	(334)	-	(334)	n/a
Contingent ceding commissions earned	(372)	(159)	(213)	134.0%

Total ceding commission revenue	$1,695	$3,184	$(1,489)	(46.8)%

Ceding commission revenue was $1,695,000 in 2018 compared to $3,184,000 in 2017. The decrease of $1,489,000, or 46.8%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2018 our provisional ceding rate was 53% effective July 1, 2017 under the 2017/2019 Treaty. In 2017 our provisional ceding rate was 52% effective July 1, 2016 ender the 2016/2017 Treaty. The $1,276,000 decrease in provisional ceding commissions earned is primarily due to the decrease in quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2016 through June 30, 2017; thus there was less ceded premiums in 2018 available to earn ceding commissions than there was in 2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the increase in our provisional ceding commission rate as discussed above.

Contingent Ceding Commissions Earned

We receive a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive. The amount of contingent ceding commissions we are eligible to receive under the 2017/2019 Treaty is subject to change based on losses incurred from claims with accident dates beginning July 1, 2017. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017.

The 2017/2019 Treaty and 2016/2017 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In 2018, catastrophe losses of $1,387,000 were ceded under our personal lines quota share treaty. Such catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through March 31, 2018 (attributable to the 2017/2019 Treaty) to be higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, we incurred a negative adjustment to contingent ceding commissions of $334,000. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net Investment Income

Net investment income was $1,384,000 in 2018 compared to $858,000 in 2017. The increase of $526,000, or 61.3%, was due to an increase in average invested assets in 2018. The average yield on invested assets was 3.73% as of March 31, 2018 compared to 3.77% as of March 31, 2017. The pre-tax equivalent yield on invested assets was 3.38% and 4.03% as of March 31, 2018 and 2017, respectively.

Cash and invested assets were $184,242,000 as of March 31, 2018, compared to $138,921,000 as of March 31, 2017. The $45,321,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $29,122,000 that we received in December 2017 from our debt offering and increased operating cash flows for the period after March 31, 2017.

Net Losses on Investments

Net losses on investments was $523,000 in 2018 compared to $55,000 in 2017. The increased loss of $468,000, or 850.9%, was attributable to an accounting standard change (ASU 2016-01, see Note 2) with respect to the changes in fair value of equity securities. Historically, the change in unrealized gains (losses) for equity securities would flow through other comprehensive income (loss). As a result of the new accounting standard, the change in unrealized gains (losses) for equity securities is now recorded in the statements of operations and comprehensive income (loss). Unrealized losses on our equity securities in 2018 was $307,000. Realized losses on investments was $244,000 in 2018 compared to $55,000 in 2017.

Other Income

Other income was $308,000 in 2018 compared to $290,000 in 2017. The increase of $18,000, or 6.2%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $17,266,000 in 2018 compared to $8,293,000 in 2017. The net loss ratio was 75.6% in 2018 compared to 50.7% in 2017, an increase of 24.9 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

During 2018, the net loss ratio increased compared to 2017 due primarily to the impact from catastrophe losses related to severe winter weather. We define catastrophe losses as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). We will only assign claims as catastrophe-related if the PCS industry loss estimate is $25 million or greater for the applicable state in which our policies are written.  The 2018 winter season endured three catastrophic events as defined. As a result of these events, we recorded a 24.3 point catastrophe impact, resulting in an increase in the overall loss ratio from 2017 to 2018 of 24.9 points.  In addition, we have recorded 0.4 points of favorable prior year loss development in 2018 compared to no impact from favorable prior year development in 2017, or an increase in the favorable impact of 0.4 points year to date. Finally, the core loss ratio excluding the impact of catastrophes and prior year development was 51.8% in 2018, compared to 50.7% in 2017, an increase of 1.1 points.  Loss ratio excluding the impact of catastrophes increased slightly due to higher claim severity during 2018. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $5,800,000 in 2018 or 19.0% of direct earned premiums. Commission expense was $4,889,000 in 2017 or 19.0% of direct earned premiums. The increase of $911,000 is due to the increase in direct earned premiums in 2018 as compared to 2017.

Other Underwriting Expenses

Other underwriting expenses were $5,031,000 in 2018 compared to $4,212,000 in 2017. The increase of $819,000, or 19.4%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to expansion into the states where we are newly licensed to write business (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $390,000 in 2018 compared to $230,000 in 2017. The increase of $160,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $1,981,000 in 2018 compared to $1,727,000 in 2017. The increase of $254,000, or 14.7%, was less than the 20.7% increase in total direct written premiums, which is not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume as well as annual rate increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Three months ended		$ or
	March 31,		Point
	2018	2017	Change

Net premiums earned
Core	$22,456	$16,370	$6,086
Expansion	382	-	382
Total	$22,838	$16,370	$6,468

Other underwriting expenses
Core	$4,642	$3,982	$660
Expansion	390	230	160
Total	$5,032	$4,212	$820

Other underwriting expenses as a percentage
of net premiums earned
Core	20.7%	24.3%	-3.6%
Expansion	102.1%	na	na
Total	22.0%	25.7%	-3.7%

The ratio of Core other underwriting expenses to Core net premiums earned was 20.7% in 2018 compared to 24.3% in 2017, a decrease of 3.6 percentage points.

Our net underwriting expense ratio in 2018 was 38.7% compared with 34.5% in 2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(9.1)%	(20.4)%	11.3
Ceding commission revenue - contingent	1.6	1.0	0.6
Other income	(1.3)	(1.6)	0.3
Acquisition costs and other underwriting expenses:
Commission expense	25.4	29.9	(4.5)
	16.6	8.9	7.7
Other underwriting expenses
Core
Employment costs	8.7	10.5	(1.8)
Other Core Expenses	11.7	13.7	(2.0)
Total Core Expenses	20.4	24.2	(3.8)
Expansion Expenses	1.7	1.4	0.3
Total other underwriting expenses	22.1	25.6	(3.5)

Net underwriting expense ratio	38.7%	34.5%	4.2

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 3.8 points in the impact from employment costs and other expenses attributable to our growing Core business, partially offset by the impact from increased costs related to Expansion business.

The overall increase of 4.2 percentage points in the net underwriting expense ratio was impacted by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017. The increase to the net underwriting expense ratio was impacted more by reductions in the reinsurance ceding commission revenue components than it was to changes in the commission expense and other underwriting expense components, each of which declined as a ratio to net premiums earned.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $247,000 in 2018 compared to $756,000 in 2017. The decrease in 2018 of $509,000, or 67.3%, was primarily due to decreases in executive bonus compensation.

Depreciation and Amortization

Depreciation and amortization was $409,000 in 2018 compared to $319,000 in 2017. The increase of $90,000, or 28.2%, in depreciation and amortization was primarily due to depreciation of our new system platform for handling business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in 2018 was $457,000 and -0- in 2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax (Benefit) Expense

Income tax benefit in 2018 was $791,000, which resulted in an effective tax rate of 22.5%. Income tax expense in 2017 was $708,000, which resulted in an effective tax rate of 32.5%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21%. Loss before taxes was $3,509,000 in 2018 compared to income before taxes of $2,178,000 in 2017.

Net (Loss) Income

Net loss was $2,718,000 in 2018 compared to net income of $1,470,000 in 2017. The decrease in net income of $4,188,000, or (284.9%), was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

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

	For the three months ended
	March 31,
	2018	2017

Gross premiums written:
Personal lines	$24,825,452	$19,461,972
Commercial lines	4,286,391	3,584,054
Livery physical damage	2,354,070	3,026,483
Other(1)	60,706	57,386
Total	$31,526,619	$26,129,895

Net premiums written:
Personal lines	17,443,911	10,466,368
Commercial lines	3,852,371	3,202,565
Livery physical damage	2,354,070	3,026,483
Other(1)	50,032	38,889
Total	$23,700,384	$16,734,305

Net premiums earned:
Personal lines	$17,040,256	$10,690,583
Commercial lines	3,229,970	2,842,580
Livery physical damage	2,520,684	2,792,347
Other(1)	46,707	44,238
Total	$22,837,617	$16,369,748

Net loss and loss adjustment expenses(2):
Personal lines	$12,961,206	$5,352,112
Commercial lines	2,449,598	1,528,796
Livery physical damage	1,164,081	965,522
Other(1)	58,674	(52,074)
Unallocated loss adjustment expenses	632,771	498,640
Total	$17,266,330	$8,292,996

Net loss ratio(2):
Personal lines	76.1%	50.1%
Commercial lines	75.8%	53.8%
Livery physical damage	46.2%	34.6%
Other(1)	125.6%	-117.7%
Total	75.6%	50.7%
__________________________________

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2018	2017

Revenues
Net premiums earned	$22,837,617	$16,369,748
Ceding commission revenue	1,695,158	3,184,452
Net investment income	1,383,989	857,800
Net losses on investments	(523,127)	(54,506)
Other income	292,222	267,376
Total revenues	25,685,860	20,624,870

Expenses
Loss and loss adjustment expenses	17,266,330	8,292,996
Commission expense	5,799,948	4,888,978
Other underwriting expenses	5,031,503	4,212,417
Depreciation and amortization	409,431	318,698
Total expenses	28,507,212	17,713,089

(Loss) income from operations	(2,821,353)	2,911,781
Income tax (benefit) expense	(610,280)	955,141
Net (loss) income	$(2,211,073)	$1,956,640

Key Measures:
Net loss ratio	75.6%	50.7%
Net underwriting expense ratio	38.7%	34.5%
Net combined ratio	114.3%	85.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$10,831,451	$9,101,395
Less: Ceding commission revenue	(1,695,158)	(3,184,452)
Less: Other income	(292,222)	(267,376)
Net underwriting expenses	$8,844,071	$5,649,567

Net premiums earned	$22,837,617	$16,369,748

Net Underwriting Expense Ratio	38.7%	34.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2018
Written premiums	$31,526,283	$336	$(7,826,235)	$23,700,384
Change in unearned premiums	(1,008,869)	1,901	144,201	(862,767)
Earned premiums	$30,517,414	$2,237	$(7,682,034)	$22,837,617

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,519,241	$21,415	$(821,175)	$11,719,481
Catastrophe loss	10,337,730	-	(4,790,881)	5,546,849
Loss and loss adjustment expenses	$22,856,971	$21,415	$(5,612,056)	$17,266,330

Loss ratio excluding the effect of catastrophes	41.0%	957.3%	10.7%	51.3%
Catastrophe loss	33.9%	0.0%	62.4%	24.3%
Loss ratio	74.9%	957.3%	73.1%	75.6%

Three months ended March 31, 2017
Written premiums	$26,125,467	$4,428	$(9,395,590)	$16,734,305
Change in unearned premiums	(330,903)	2,981	(36,635)	(364,557)
Earned premiums	$25,794,564	$7,409	$(9,432,225)	$16,369,748

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,518,760	$8,040	$(4,233,804)	$8,292,996
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$12,518,760	$8,040	$(4,233,804)	$8,292,996

Loss ratio excluding the effect of catastrophes	48.5%	108.5%	44.9%	50.7%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	48.5%	108.5%	44.9%	50.7%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2018	2017

Net premiums earned	$22,837,617	$16,369,748
Ceding commission revenue	1,695,158	3,184,452
Other income	292,222	267,376

Loss and loss adjustment expenses (1)	17,266,330	8,292,996

Acquisition costs and other underwriting expenses:
Commission expense	5,799,948	4,888,978
Other underwriting expenses	5,031,503	4,212,417
Total acquisition costs and other
underwriting expenses	10,831,451	9,101,395

Underwriting income	$(3,272,784)	$2,427,185

Key Measures:
Net loss ratio excluding the effect of catastrophes	51.3%	50.7%
Effect of catastrophe loss on net loss ratio (1)	24.3%	0.0%
Net loss ratio	75.6%	50.7%

Net underwriting expense ratio excluding the
effect of catastrophes	37.4%	34.5%
Effect of catastrophe loss on net underwriting
expense ratio (2)	1.3%	0.0%
Net underwriting expense ratio	38.7%	34.5%

Net combined ratio excluding the effect
of catastrophes	88.7%	85.2%
Effect of catastrophe loss on net combined
ratio (1) (2)	25.6%	0.0%
Net combined ratio	114.3%	85.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$10,831,451	$9,101,395
Less: Ceding commission revenue (2)	(1,695,158)	(3,184,452)
Less: Other income	(292,222)	(267,376)
	$8,844,071	$5,649,567

Net earned premium	$22,837,617	$16,369,748

Net Underwriting Expense Ratio	38.7%	34.5%

(1)
For the three months ended March 31, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $5,546,849 resulting from severe winter weather.

(2)
For the three months ended March 31, 2018, the effect of catastrophe loss from severe winter weather on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $334,139 and does not include the indirect effects of a $29,167decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed Maturity Securities

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$4,964,012	$-	$(20,282)	$-	$4,943,730	$(20,282)

Political subdivisions of States,
Territories and Possessions	6,591,252	48,955	(84,282)	-	6,555,925	(35,327)

Corporate and other bonds
Industrial and miscellaneous	96,910,715	189,515	(1,436,598)	(369,216)	95,294,416	(1,616,299)

Residential mortgage and other
asset backed securities (1)	22,446,778	325,807	(104,872)	(312,583)	22,355,130	(91,648)
Total	$130,912,757	$564,277	$(1,646,034)	$(681,799)	$129,149,201	$(1,763,556)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of March 31, 2018, the fair value of the eligible investments was $6,224,685. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2018, there was no outstanding balance on the credit line.

	December 31, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	$-	$-	$-

Political subdivisions of States,
Territories and Possessions	11,096,122	250,135	(30,814)	-	11,315,443	219,321

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	578,834

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	67,995
Total	$119,122,106	$1,744,841	$(349,153)	$(529,538)	$119,988,256	$866,150

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was $6,702,538. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the credit line.

Equity Securities

The following table presents a breakdown of the cost, fair value and unrealized gains and losses by investment type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$7,301,491	$25,807	$(97,834)	$(116,287)	$7,113,177	$(188,314)
Common stocks and exchange
traded mutual funds	9,081,851	683,494	(278,037)	-	9,487,308	405,457
Total	$16,383,342	$709,301	$(375,871)	$(116,287)	$16,600,485	$217,143

	December 31, 2017
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(20,313)	$(120,712)	$7,000,941	$(80,158)
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(222,205)	(14,530)	7,285,257	604,515
Total	$13,761,841	$902,117	$(242,518)	$(135,242)	$14,286,198	$524,357

Other Investments

The following table presents a breakdown of the cost, fair value and unrealized gains by investment type as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017

		Fair	Unrealized		Fair	Unrealized
Category	Cost	Value	Gain	Cost	Value	Gain

Other Investments:
Hedge fund	$2,000,000	$2,027,860	$27,860	$-	$-	$-
Total	$2,000,000	$2,027,860	$27,860	$-	$-	$-

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, fair value and unrealized gains and losses by investment type as of March 31, 2018 and December 31, 2017:

	March 31, 2018

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$729,476	$147,563	$(5,064)	$-	$871,975	$142,499

Political subdivisions of States,
Territories and Possessions	998,941	32,014	-	-	1,030,955	32,014

Corporate and other bonds
Industrial and miscellaneous	3,141,854	43,177	(15,741)	(10,155)	3,159,135	17,281

Total	$4,870,271	$222,754	$(20,805)	$(10,155)	$5,062,065	$191,794

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2018 and December 31, 2017 is shown below:

	March 31, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$123,000	$117,936	$-	$-
One to five years	2,546,338	2,549,597	2,546,459	2,601,898
Five to ten years	1,594,457	1,640,493	1,716,884	1,794,139
More than 10 years	606,476	754,039	606,466	754,039
Total	$4,870,271	$5,062,065	$4,869,808	$5,150,076

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2018 and December 31, 2017 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$4,943,730	3.8%	$-	0.0%

Corporate and municipal bonds
AAA	990,443	0.8%	1,358,143	1.1%
AA	7,873,523	6.1%	11,319,057	9.4%
A	17,384,332	13.5%	17,199,631	14.3%
BBB	75,602,043	58.5%	68,704,768	57.3%
BB	-	0.0%	875,310	0.7%
Total corporate and municipal bonds	101,850,341	78.9%	99,456,909	82.8%

Residential mortgage backed securities
AAA	2,009,760	1.6%	2,013,010	1.7%
AA	13,007,328	10.0%	11,021,144	9.2%
A	3,890,193	3.0%	3,902,768	3.3%
CCC	2,217,654	1.7%	1,420,296	1.2%
CC	-	0.0%	120,742	0.1%
C	-	0.0%	28,963	0.0%
D	886,918	0.7%	1,659,479	1.4%
Non rated	343,277	0.3%	364,945	0.3%
Total residential mortgage backed securities	22,355,130	17.3%	20,531,347	17.2%

Total	$129,149,201	100.0%	$119,988,256	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2018 and December 31, 2017:

Category	March 31, 2018	December 31, 2017
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.05%	3.32%

Political subdivisions of States,
Territories and Possessions	3.63%	3.49%

Corporate and other bonds
Industrial and miscellaneous	3.91%	3.98%

Residential mortgage and other asset backed securities	2.66%	1.83%

Total	3.61%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Weighted average effective maturity	6.2	5.7

Weighted average final maturity	8.0	7.8

Effective duration	5.1	4.9

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2018 and December 31, 2017, 77% and 73%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,943,730	$(20,282)	3	$-	$-	-	$4,943,730	$(20,282)

Political subdivisions of
States, Territories and
Possessions	3,716,760	(84,282)	7	-	-	-	3,716,760	(84,282)

Corporate and other
bonds industrial and
miscellaneous	67,818,785	(1,436,598)	83	8,059,700	(369,216)	16	75,878,485	(1,805,814)

Residential mortgage and other
asset backed securities	8,791,842	(104,872)	10	9,776,165	(312,583)	15	18,568,007	(417,455)

Total fixed-maturity
securities	$85,271,117	$(1,646,034)	103	$17,835,865	$(681,799)	31	$103,106,982	$(2,327,833)

	December 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

There were 134 securities at March 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 75 securities at December 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the three months ended March 31, 2018, the primary source of cash flow for our holding company were the dividends received from KICO, subject to statutory restrictions. For the three months ended March 31, 2018, KICO paid dividends of $800,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements, – “Investments”, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2017 and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2018, based on the net admitted assets as of December 31, 2017 was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $6,225,000 as of March 31, 2018. There were no borrowings under this facility during the three months ended March 31, 2018.

As of March 31, 2018, the cash balance in our holding company was approximately $8,745,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2018	2017

Cash flows provided by (used in):
Operating activities	$380,373	$2,056,143
Investing activities	(15,438,163)	(20,370,870)
Financing activities	(1,729,676)	29,505,862
Net (decrease) increase in cash and cash equivalents	(16,787,466)	11,191,135
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$31,594,167	$23,235,655

Net cash provided by operating activities was $380,000 in 2018 as compared to $2,056,000 in 2017. The $1,676,000 decrease in cash flows provided by operating activities in 2018 was primarily a result of an decrease in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above, and by a decrease in net income (adjusted for non-cash items) of $3,552,000.

Net cash used in investing activities was $15,438,000 in 2018 compared to $20,371,000 in 2017. The $4,933,000 decrease in net cash used in investing activities was the result of an $8,231,000 increase in sales or maturities of invested assets, which offset the $3,212,000 increase in acquisitions of invested assets and the $87,000 increase in fixed asset acquisitions in 2018.

Net cash used in financing activities was $1,730,000 in 2018 compared to $29,506,000 provided in 2017. The $31,236,000 decrease in net cash provided by financing activities was the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2018 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2017/2019 Treaty. Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2016/2017 Treaty.

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

Our 2017/2019 Treaty and 2016/2017 Treaty provide for the following material terms:

	Treaty Year
	July 1, 2017	July 1, 2016
	to	to
Line of Business	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	40%
Risk retained	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$3,666,667
	in excess of	in excess of
	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty:
Percent ceded	None	None
Risk retained	$750,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	None	None
Excess of loss coverage above quota share coverage	$3,750,000	$4,000,000
	in excess of	in excess of
	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3)	$315,000,000	$247,000,000
Reinstatement premium protection (4)	Yes	Yes

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

The single maximum risks per occurrence to which the Company is subject under the new treaties effective July 1, 2017 and under the treaties that expired on June 30, 2017 are as follows:

	July 1, 2017 - June 30, 2018		July 1, 2016 - June 30, 2017
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000	Initial $833,333	$500,000
	$1,000,000 - $10,000,000	None(2)	$833,333 - $4,500,000	None(3)
	Over $10,000,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000	Initial $500,000	$500,000
	$750,000 - $4,500,000	None(3)	$500,000 - $4,500,000	None(3)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000	Initial $5,000,000	$3,000,000
	$5,000,000 - $320,000,000	None	$5,000,000 - $252,000,000	None
	Over $320,000,000	100%	Over $252,000,000	100%
________________

(1)
Treaty for July 1, 2017 – June 30, 2018 is a two year treaty with expiration date of June 30, 2019.

(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.

(3)
Covered by excess of loss treaties.

(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to inves

Factors That May Affect Future Results and Financial Condition

Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The fair value of our assets and liabilities is subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment. The allocation of our portfolio was 88% fixed income securities, 11% equity securities, and 1% other investments as of March 31, 2018. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk. For a discussion of our investment mix and performance, see the "Investments" section of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-Q.

The primary objectives of the investment portfolio are the preservation of capital and providing adequate liquidity to support our underwriting activities and other operational needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income.

Interest Rate Risk

We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, CLO and other ABS, and MBS. Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed income securities portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Recent economic data points to increased U.S. and global economic growth, continued low levels of unemployment and signs of rising wages, which compounded with the potential for the pro-growth benefits of the Tax Cuts and Jobs Act of 2017 and the potential for higher Federal budget deficits, has recently led to rising U.S. interest rates. A rise in interest rates will decrease the fair value of our existing fixed income investments and a decline in interest rates will result in an increase in the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the effective duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The effective duration of the fixed income securities portfolio at March 31, 2018 and December 31, 2017 was 5.1 years and 4.9, respectively. The current duration is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of our condensed consolidated financial statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations, and do not take into account changes to credit spreads, liquidity spreads, and other risk factors which may also impact the value of the fixed income portfolio.

The following table presents the sensitivity analysis of interest rate risk as of March 31, 2018:

	March 31, 2018
	Interest Rate Shift in Basis Points

Category	-200	-100	0	100	200

Held-to-Maturity Securities
Fair value of held-to-maturity securities portfolio	$5,101,549	$5,081,807	$5,062,065	$5,042,323	$5,022,581
Fair value change	39,484	19,742		(19,742)	(39,484)
Fair value change from base percentage	0.78%	0.39%		-0.39%	-0.78%

Available-for-Sale Securities
Fair value of available-for-sale securities portfolio	141,237,566	135,193,384	129,149,201	123,105,018	117,060,836
Fair value change	12,088,365	6,044,183		(6,044,183)	(12,088,365)
Fair value change from base percentage	9.36%	4.68%		-4.68%	-9.36%

Credit Risk

Our most significant credit risk is within our fixed income security portfolio, which had an overall credit quality of “BBB” as of March 31, 2018 and December 31, 2017. Exposure to non-investment grade bonds represented approximately 2.7% and 3.7% of the total fixed income securities portfolio at March 31, 2018 and December 31, 2017 respectively.

The following table summarizes the fair value, carrying value, net unrealized gain (loss) balances, and weighted average credit qualities of our fixed-maturity securities at March 31, 2018 and December 31, 2017:

	March 31, 2018
				Weighted
				Average
	Fair Market	Carry	Unrealized	Credit
Category	Value	Value	Gain (Loss)	Quality

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$4,943,730	$4,964,012	$(20,282)	AAA

Political subdivisions of States,
Territories and Possessions	6,555,925	6,591,252	(35,327)	AA

Corporate and other bonds
Industrial and miscellaneous	95,294,416	96,910,715	(1,616,299)	BBB

Residential mortgage and other asset
backed securities (1)	22,355,130	22,446,778	(91,648)	A
Total	$129,149,201	$130,912,757	$(1,763,556)	A

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of March 31, 2018, the fair value of the eligible investments was approximately $6,225,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2018, there was no outstanding balance on the credit line.

	December 31, 2017
				Weighted
				Average
	Fair Market	Carry	Unrealized	Credit
Category	Value	Value	Gain (Loss)	Quality

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	n/a

Political subdivisions of States,
Territories and Possessions	11,315,443	11,096,122	219,321	AA

Corporate and other bonds
Industrial and miscellaneous	88,141,465	87,562,631	578,834	BBB

Residential mortgage and other asset
backed securities (1)	20,531,348	20,463,353	67,995	A
Total	$119,988,256	$119,122,106	$866,150	A

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the credit line.

Equity Price Risk

Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We strive to minimize the exposure to equity price risk by maintaining a well-diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of March 31, 2018:

	March 31, 2018
	Change in Equity Values in Percent

Category	(30)%	(20)%	(10)%	0%	10%	20%	30%

Equity Securities:
Fair value of preferred stocks	4,979,224	5,690,542	6,401,859	7,113,177	7,824,495	8,535,812	9,247,130
Fair value change	(2,133,953)	(1,422,635)	(711,318)		711,318	1,422,635	2,133,953

Fair value of common stocks and
exchange traded mutual funds	6,641,116	7,589,846	8,538,577	9,487,308	10,436,039	11,384,770	12,333,500
Fair value change	(2,846,192)	(1,897,462)	(948,731)		948,731	1,897,462	2,846,192

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include an alternative investment in a hedge fund limited partnership, which engages in various strategies and diversifies across multiple industries. As of March 31, 2018, other investments represented 1.3% of our total invested assets. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of the limited partnership usually reports the change in the value of the interests in the partnership on a quarterly basis. Since this partnership’s underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in this partnership is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. The general partner is required to determine the partnership value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and, therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. For additional information regarding this alternative investment, see Note 3. “Investments” in Item 1 “Financial Statements and Supplementary Data.” of this Form 10-Q.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our risk factors have not changed materially since they were described in our 2017 Annual Report on Form 10- K filed March 15, 2018 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/18 – 1/31/18	-	-	-	-
2/1/18 – 2/28/18	-	-	-	-
3/1/18 – 3/31/18	60,885	$15.51	-	-
Total	60,885	$15.51	-	-

(1) Purchases were made by us and “affiliated purchasers” in open market transactions.

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

KINGSTONE COMPANIES, INC.

Dated: May 10, 2018	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: May 10, 2018	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer