Form 10-Q
period 2018-06-30
KINGSTONE COMPANIES, INC.
filed 2018-08-09
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 9, 2018, there were 10,663,599 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2018 (Unaudited) and December 31, 2017	2
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and six months ended June 30, 2018 (Unaudited) and 2017 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (Unaudited) and 2017 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4 —	Controls and Procedures	76

PART II — OTHER INFORMATION		77
Item 1 —	Legal Proceedings	77
Item 1A —	Risk Factors	77
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3 —	Defaults Upon Senior Securities	77
Item 4 —	Mine Safety Disclosures	77
Item 5 —	Other Information	77
Item 6 —	Exhibits	78
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

PART I. FINANCIAL INFORMATION

Item 1.
 Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$5,033,545 at June 30, 2018 and $5,150,076 at December 31, 2017)	$4,870,743	$4,869,808
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$145,707,769 at June 30, 2018 and $119,122,106 at December 31, 2017)	142,545,533	119,988,256
Equity securities, at fair value (cost of $17,291,038 at June 30, 2018 and
$13,761,841 at December 31, 2017)	17,384,984	14,286,198
Other investments	2,120,700	-
Total investments	166,921,960	139,144,262
Cash and cash equivalents	19,387,971	48,381,633
Investment subscription receivable	-	2,000,000
Premiums receivable, net	14,337,192	13,217,698
Reinsurance receivables, net	27,892,404	28,519,130
Deferred policy acquisition costs	16,071,756	14,847,236
Intangible assets, net	840,000	1,010,000
Property and equipment, net	5,456,563	4,772,577
Deferred income taxes	429,459	-
Other assets	4,052,494	2,655,527
Total assets	$255,389,799	$254,548,063

Liabilities
Loss and loss adjustment expense reserves	$49,257,856	$48,799,622
Unearned premiums	71,139,929	65,647,663
Advance premiums	2,831,829	1,477,693
Reinsurance balances payable	4,185,624	2,563,966
Deferred ceding commission revenue	4,759,134	4,266,412
Accounts payable, accrued expenses and other liabilities	5,281,458	7,487,654
Deferred income taxes	-	600,342
Long-term debt, net	29,207,161	29,126,965
Total liabilities	166,662,991	159,970,317

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,685,904 shares at June 30, 2018 and 11,618,646 at December 31, 2017; outstanding
10,661,460 shares at June 30, 2018 and 10,631,837 shares at December 31, 2017	116,859	116,186
Capital in excess of par	68,347,784	68,380,390
Accumulated other comprehensive (loss) income	(2,496,981)	1,100,647
Retained earnings	25,471,668	27,152,822
	91,439,330	96,750,045
Treasury stock, at cost, 1,024,444 shares at June 30, 2018
and 986,809 shares at December 31, 2017	(2,712,522)	(2,172,299)
Total stockholders' equity	88,726,808	94,577,746

Total liabilities and stockholders' equity	$255,389,799	$254,548,063

See accompanying notes to condensed consolidated financial statements.
_________________________________________________________________________________________________________

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues
Net premiums earned	$24,104,614	$16,953,727	$46,942,231	$33,323,475
Ceding commission revenue	1,691,168	3,305,938	3,386,326	6,490,390
Net investment income	1,556,866	1,026,004	2,940,855	1,883,804
Net (losses) gains on investments	(106,733)	130,423	(629,860)	75,917
Other income	300,271	308,159	608,504	597,859
Total revenues	27,546,186	21,724,251	53,248,056	42,371,445

Expenses
Loss and loss adjustment expenses	11,176,085	7,454,922	28,442,415	15,747,918
Commission expense	6,017,189	5,101,566	11,817,137	9,990,544
Other underwriting expenses	5,075,986	4,199,616	10,107,489	8,412,033
Other operating expenses	843,816	906,690	1,090,674	1,662,494
Depreciation and amortization	424,161	326,174	833,592	644,872
Interest expense	451,962	-	908,507	-
Total expenses	23,989,199	17,988,968	53,199,814	36,457,861

Income from operations before taxes	3,556,987	3,735,283	48,242	5,913,584
Income tax expense	799,690	1,224,891	8,879	1,932,612
Net income	2,757,297	2,510,392	39,363	3,980,972

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(1,475,767)	951,047	(4,349,246)	1,475,869

Reclassification adjustment for (losses) gains
included in net income	76,126	(130,423)	319,899	(75,917)
Net change in unrealized (losses) gains	(1,399,641)	820,624	(4,029,347)	1,399,952
Income tax benefit (expense) related to items
of other comprehensive (loss) income	293,723	(279,012)	845,961	(475,984)
Other comprehensive (loss) income, net of tax	(1,105,918)	541,612	(3,183,386)	923,968

Comprehensive income (loss)	$1,651,379	$3,052,004	$(3,144,023)	$4,904,940

Earnings per common share:
Basic	$0.26	$0.24	$0.00	$0.39
Diluted	$0.25	$0.23	$0.00	$0.39

Weighted average common shares outstanding
Basic	10,664,806	10,622,496	10,667,385	10,145,772
Diluted	10,820,322	10,822,577	10,828,020	10,337,213

Dividends declared and paid per common share	$0.1000	$0.0800	$0.2000	$0.1425
____________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six months ended June 30, 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2018, as reported	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746
Cumulative effect of adoption of updated
accounting guidance for equity
financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation	-	-	-	-	284,477	-	-	-	-	284,477
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(15,750)	(158)	(341,612)	-	-	-	-	(341,770)
Vesting of restricted stock awards	-	-	10,886	109	(109)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(1,154)	(14)	(21,509)	-	-	-	-	(21,523)
Exercise of stock options	-	-	73,276	736	46,147	-	-	-	-	46,883
Acquisition of treasury stock	-	-	-	-	-	-	-	37,635	(540,223)	(540,223)
Dividends	-	-	-	-	-	-	(2,134,759)	-	-	(2,134,759)
Net income	-	-	-	-	-	-	39,363	-	-	39,363
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(3,183,386)	-	-	-	(3,183,386)
Balance, June 30, 2018	-	$-	11,685,904	$116,859	$68,347,784	$(2,496,981)	$25,471,668	1,024,444	$(2,712,522)	$88,726,808
____________________________________________________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2018	2017

Cash flows from operating activities:
Net income	$39,363	$3,980,972
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net losses (gains) on investments	629,860	(75,917)
Depreciation and amortization	833,592	644,872
Amortization of bond premium, net	174,110	258,269
Amortization of discount and issuance costs on long-term debt	80,196	-
Stock-based compensation	284,477	127,768
Deferred income tax benefit	(183,840)	(303,093)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,119,494)	(1,476,679)
Reinsurance receivables, net	626,726	(2,346,078)
Deferred policy acquisition costs	(1,224,520)	(1,044,884)
Other assets	(1,400,192)	173,510
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	458,234	2,459,857
Unearned premiums	5,492,266	4,040,470
Advance premiums	1,354,136	748,419
Reinsurance balances payable	1,621,658	657,922
Deferred ceding commission revenue	492,722	377,125
Accounts payable, accrued expenses and other liabilities	(2,206,196)	(849,674)
Net cash flows provided by operating activities	5,953,098	7,372,859

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(42,305,529)	(36,818,402)
Purchase - equity securities	(8,221,931)	(2,275,929)
Sale and redemption - fixed-maturity securities held-to-maturity	-	200,000
Sale or maturity - fixed-maturity securities available-for-sale	15,172,845	5,732,151
Sale - equity securities available-for-sale	4,746,825	798,973
Acquisition of fixed assets	(1,347,578)	(1,301,850)
Net cash flows used in investing activities	(31,955,368)	(33,665,057)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	30,136,699
Proceeds from exercise of stock options	46,883	39,361
Withholding taxes paid on net exercise of stock options	(341,770)	-
Withholding taxes paid on vested retricted stock awards	(21,523)	(8,888)
Purchase of treasury stock	(540,223)	(48,396)
Dividends paid	(2,134,759)	(1,513,633)
Net cash flows (used in) provided by financing activities	(2,991,392)	28,605,143

(Decrease) increase in cash and cash equivalents	$(28,993,662)	$2,312,945
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$19,387,971	$14,357,465

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$801,000	$1,762,000
Cash paid for interest	$875,417	$-
_____________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, New Hampshire and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts and Pennsylvania. Although New Jersey, Rhode Island and Massachusetts are now growing expansion markets for the Company, 94.1% and 95.4% of KICO’s direct written premiums for the three months and six months ended June 30, 2018, respectively, came from the New York policies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.

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

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2014-09 effective January 1, 2018. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. Accordingly, the adoption of ASU 2014-09, as amended, did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Effective January 1, 2018, the Company has adopted the provisions of ASU 2016-01. The updated guidance requires equity investments, including limited partnership interests, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The adoption of this guidance resulted in the recognition of approximately $414,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. The Company elected to report changes in the fair value of equity investments in net losses on investments in the condensed consolidated statements of income and comprehensive income (loss). At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. Furthermore, the three months and six months ended June 30, 2018 net loss on investments of approximately $107,000 and $630,000, respectively, in the condensed consolidated statements of income and comprehensive income (loss) included approximately $30,000 and $310,000, respectively, from the fair value change of equity securities.

In August 2016, FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The revised ASU provides accounting guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. The effective date of ASU 2016-15 was for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendment should be applied on a prospective basis. The effective date of ASU 2017-09 was for interim and annual reporting periods, beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,207,870	$9,970	$(40,264)	$-	$8,177,576	$(30,294)

Political subdivisions of States,
Territories and Possessions	6,575,843	39,481	(55,324)	(28,074)	6,531,926	(43,917)

Corporate and other bonds
Industrial and miscellaneous	107,013,925	111,659	(2,617,680)	(377,166)	104,130,738	(2,883,187)

Residential mortgage and other
asset backed securities (1)	23,910,131	306,272	(159,886)	(351,224)	23,705,293	(204,838)
Total	$145,707,769	$467,382	$(2,873,154)	$(756,464)	$142,545,533	$(3,162,236)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of June 30, 2018, the fair value of the eligible investments was approximately $6,083,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2018, there was no outstanding balance on the credit line.

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

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the credit line.

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2018 and December 31, 2017 is shown below:

	June 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,203,463	$1,200,051	$2,585,479	$2,595,938
One to five years	38,902,149	38,568,541	31,716,345	32,065,197
Five to ten years	78,718,637	76,286,658	62,702,945	63,129,543
More than 10 years	2,973,389	2,784,990	1,653,984	1,666,230
Residential mortgage and other asset backed securities	23,910,131	23,705,293	20,463,353	20,531,348
Total	$145,707,769	$142,545,533	$119,122,106	$119,988,256

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

Effective January 1, 2018, the Company adopted ASU 2016-01, which resulted in changes in the fair value of equity securities held at June 30, 2018 being reported in net income instead of being reported in comprehensive income (loss). See Note 2, Accounting Policies, for additional discussion. The cost, fair value, and unrealized gains and losses of investments in equity securities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$6,792,075	$25,774	$(43,333)	$(114,138)	$6,660,378	$(131,697)
Common stocks and exchange
traded mutual funds	10,498,963	662,490	(436,847)	-	10,724,606	225,643
Total	$17,291,038	$688,264	$(480,180)	$(114,138)	$17,384,984	$93,946

	December 31, 2017
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(20,313)	$(120,712)	$7,000,941	$(80,158)
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(222,205)	(14,530)	7,285,257	604,515
Total	$13,761,841	$902,117	$(242,518)	$(135,242)	$14,286,198	$524,357

Other Investments

The cost, fair value, and unrealized gains and losses of the Company’s other investments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017

		Fair	Unrealized		Fair	Unrealized
Category	Cost	Value	Gain	Cost	Value	Gain

Other Investments:
Hedge fund	$2,000,000	$2,120,700	$120,700	$-	$-	$-
Total	$2,000,000	$2,120,700	$120,700	$-	$-	$-

Held-to-Maturity Securities

The amortized cost, fair value, and unrealized gains and losses of investments in held-to-maturity fixed-maturity securities as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,486	$147,553	$(5,934)	$-	$871,105	$141,619

Political subdivisions of States,
Territories and Possessions	998,898	32,522	-	-	1,031,420	32,522

Corporate and other bonds
Industrial and miscellaneous	3,142,359	33,076	(38,765)	(5,650)	3,131,020	(11,339)

Total	$4,870,743	$213,151	$(44,699)	$(5,650)	$5,033,545	$162,802

	December 31, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2018 and December 31, 2017 is shown below:

	June 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	3,398,823	3,398,780	2,546,459	2,601,898
Five to ten years	865,434	880,726	1,716,884	1,794,139
More than 10 years	606,486	754,039	606,466	754,039
Total	$4,870,743	$5,033,545	$4,869,808	$5,150,076

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Income:
Fixed-maturity securities	$1,361,506	$935,543	$2,511,799	$1,680,996
Equity securities	194,091	128,501	394,588	264,986
Cash and cash equivalents	42,582	2,505	115,841	8,674
Total	1,598,179	1,066,549	3,022,228	1,954,656
Expenses:
Investment expenses	41,313	40,545	81,373	70,852
Net investment income	$1,556,866	$1,026,004	$2,940,855	$1,883,804

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $-0- and $200,000 for the six months ended June 30, 2018 and 2017, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $15,172,845 and $5,732,151 for the six months ended June 30, 2018 and 2017, respectively.

Proceeds from the sale of equity securities were $4,746,825 and $798,973 for the six months ended June 30, 2018 and 2017, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$10,694	$48,595	$112,212	$61,718
Gross realized losses (1)	(149,859)	(74,437)	(483,227)	(110,557)
	(139,165)	(25,842)	(371,015)	(48,839)

Equity securities:
Gross realized gains	90,427	156,265	315,250	156,265
Gross realized losses	(27,638)	-	(264,384)	(31,509)
	62,789	156,265	50,866	124,756

Net realized (losses) gains	(76,376)	130,423	(320,149)	75,917

Unrealized (Losses) Gains

Equity securities:
Gross gains	-	-	-	-
Gross losses	(123,197)	-	(430,411)	-
	(123,197)	-	(430,411)	-

Other investments:
Gross gains	92,840	-	120,700	-
Gross losses	-	-	-	-
	92,840	-	120,700	-

Net unrealized losses	(30,357)	-	(309,711)	-

Net (losses) gains on investments	$(106,733)	$130,423	$(629,860)	$75,917

(1)
Gross realized losses for the six months ended June 30, 2017 include $747 of loss from the redemption of fixed-maturity securities held-to-maturity.

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities (and reviewed the equity securities portfolios prior to January 1, 2018) to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive (loss) income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive (loss) income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2018 and December 31, 2017, there were 159 and 75 fixed-maturity securities that accounted for the gross unrealized loss, respectively. In December 2017, the Company disposed of one of its held-to-maturity debt securities that was previously recorded in OTTI, a bond issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment through December 31, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of fixed-maturity investments, equity securities in 2017, and other investments for the six months ended June 30, 2018 and 2017. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2018 as follows:

	June 30, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,927,910	$(40,264)	3	$-	$-	-	$4,927,910	$(40,264)

Political subdivisions of
States, Territories and
Possessions	3,524,361	(55,324)	7	616,383	(28,074)	1	3,524,361	(83,398)

Corporate and other
bonds industrial and
miscellaneous	85,149,695	(2,617,680)	107	6,491,755	(377,166)	13	85,149,695	(2,994,846)

Residential mortgage and other
asset backed securities	11,139,070	(159,886)	13	9,439,267	(351,224)	15	11,139,070	(511,110)

Total fixed-maturity
securities	$104,741,036	$(2,873,154)	130	$16,547,405	$(756,464)	29	$104,741,036	$(3,629,618)

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

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,177,576	$-	$-	$8,177,576

Political subdivisions of
States, Territories and
Possessions	-	6,531,926	-	6,531,926

Corporate and other
bonds industrial and
miscellaneous	100,445,692	3,685,046	-	104,130,738

Residential mortgage backed securities	-	23,705,293	-	23,705,293
Total fixed maturities	108,623,268	33,922,265	-	142,545,533
Equity securities	17,384,984	-	-	17,384,984
Total investments	$126,008,252	$33,922,265	$-	$159,930,517

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,315,443	$-	$11,315,443

Corporate and other
bonds industrial and
miscellaneous	83,597,300	4,544,165	-	88,141,465

Residential mortgage backed securities	-	20,531,348	-	20,531,348
Total fixed maturities	83,597,300	36,390,956	-	119,988,256
Equity securities	14,286,198	-	-	14,286,198
Total investments	$97,883,498	$36,390,956	$-	$134,274,454

The following table sets forth the Company’s investment in a hedge fund investment subject to net asset valuation (“NAV”) per share (or its equivalent) as of June 30, 2018 and December 31, 2017. The Company measures this investment at fair value on a recurring basis. As of June 30, 2018, the Company used net asset value per share as a practical expedient for fair value. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2018	December 31, 2017

Other Investments:
Hedge fund	$2,120,700	$-
Total	$2,120,700	$-

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of income and comprehensive income (loss) within net losses on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments:

Equity securities, available-for-sale fixed income securities, and other investments:  Fair value disclosures for these investments are included in “Note 3 - Investments” and “Note 4 – Fair Value Measurements”.

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

Long-term debt:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity	$4,870,743	$5,033,545	$4,869,808	$5,150,076
Cash and cash equivalents	$19,387,971	$19,387,971	$48,381,633	$48,381,633
Investment subscription receivable	$-	$-	$2,000,000	$2,000,000
Premiums receivable, net	$14,337,192	$14,337,192	$13,217,698	$13,217,698
Reinsurance receivables, net	$27,892,404	$27,892,404	$28,519,130	$28,519,130
Real estate, net of accumulated depreciation	$2,215,291	$2,705,000	$2,261,829	$2,705,000
Reinsurance balances payable	$4,185,624	$4,185,624	$2,563,966	$2,563,966
Long-term debt, net	$29,207,161	$29,207,161	$29,126,965	$29,126,965

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2018
Premiums written	$68,389,960	$824	$(16,725,724)	$51,665,060
Change in unearned premiums	(5,495,329)	3,064	769,436	(4,722,829)
Premiums earned	$62,894,631	$3,888	$(15,956,288)	$46,942,231

Six months ended June 30, 2017
Premiums written	$56,583,867	$6,293	$(20,128,555)	$36,461,605
Change in unearned premiums	(4,048,796)	8,327	902,339	$(3,138,130)
Premiums earned	$52,535,071	$14,620	$(19,226,216)	$33,323,475

Three months ended June 30, 2018
Premiums written	$36,863,677	$488	$(8,899,489)	$27,964,676
Change in unearned premiums	(4,486,460)	1,163	625,235	(3,860,062)
Premiums earned	$32,377,217	$1,651	$(8,274,254)	$24,104,614

Three months ended June 30, 2017
Premiums written	$30,458,400	$1,865	$(10,732,965)	$19,727,300
Change in unearned premiums	(3,717,893)	5,346	938,974	(2,773,573)
Premiums earned	$26,740,507	$7,211	$(9,793,991)	$16,953,727

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2018 and December 31, 2017 was $2,831,829 and $1,477,693, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2018	2017

Balance at beginning of period	$48,799,622	$41,736,719
Less reinsurance recoverables	(16,748,908)	(15,776,880)
Net balance, beginning of period	32,050,714	25,959,839

Incurred related to:
Current year	28,215,069	15,958,020
Prior years	227,346	(210,102)
Total incurred	28,442,415	15,747,918

Paid related to:
Current year	14,656,892	7,462,585
Prior years	10,977,023	6,295,577
Total paid	25,633,915	13,758,162

Net balance at end of period	34,859,214	27,949,595
Add reinsurance recoverables	14,398,642	16,246,981
Balance at end of period	$49,257,856	$44,196,576

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $8,017,022 and $7,426,541 for the six months ended June 30, 2018 and 2017, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2018 and 2017 was $227,346 unfavorable and $(210,102) favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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

The Company is not aware of any claim trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in its current loss development factors.

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (‘pure’ IBNR) for accident dates of June 30, 2015 and prior is limited although there remains the possibility of adverse development on reported claims (‘case development’ IBNR).

The following is information about incurred and paid claims development as of June 30, 2018, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2018 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2009 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										June 30, 2018
	For the Years Ended December 31,									Six Months Ended		Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	June 30, 2018	IBNR	by Accident Year
	(Unaudited 2009 - 2015)							(Unaudited)

2009	$4,403	$4,254	$4,287	$4,384	$4,511	$4,609	$4,616	$4,667	$4,690	$4,675	$5	1,136
2010		5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,840	6,845	(1)	1,616
2011			7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,186	9	1,913
2012				9,539	9,344	10,278	10,382	10,582	10,790	10,788	28	4,702(1)
2013					10,728	9,745	9,424	9,621	10,061	10,055	187	1,559
2014						14,193	14,260	14,218	14,564	14,802	506	2,128
2015							22,340	21,994	22,148	22,071	713	2,541
2016								26,062	24,941	24,356	2,008	2,853
2017									31,605	32,227	4,227	3,304
2018										26,940	5,436	2,017
									Total	$161,945
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Six Months Ended June 30,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2015)									(Unaudited)

2009	$2,298	$3,068	$3,607	$3,920	$4,134	$4,362	$4,424	$4,468	$4,487	$4,659
2010		2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,772	6,778
2011			3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,715
2012				3,950	5,770	7,127	8,196	9,187	10,236	10,296
2013					3,405	5,303	6,633	7,591	8,407	8,698
2014						5,710	9,429	10,738	11,770	13,226
2015							12,295	16,181	18,266	19,150
2016								15,364	19,001	19,993
2017									16,704	23,287
2018										13,944
									Total	$128,746

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$33,199
All outstanding liabilities before 2009, net of reinsurance										216
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$33,415

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	June 30, 2018
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$33,415
Total reinsurance recoverable on unpaid losses	14,399
Unallocated loss adjustment expenses	1,444
Total gross liability for loss and LAE reserves	$49,258

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2017/June 30, 2018 treaty year (“2017/2019 Treaty”) (two year treaty as described below). The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2017 were covered under the July 1, 2016/June 30, 2017 treaty year (“2016/2017 Treaty”).

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

The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Busines	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	20%	40%
Risk retained	$800,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,200,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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
(4)
Effective July 1, 2018, the top $50,000,000 layer of catastrophe reinsurance coverage has a two year term expiring on June 30, 2020.
(5)
Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaty years shown below are as follows:

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
_____________________________

(1)
Treaty for July 1, 2017 – June 30, 2018 is a two year treaty with expiration date of June 30, 2019.
(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.
(3)
Covered by excess of loss treaties.
(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $450,000,000	None
	Over $450,000,000	100%

(1)
Treaty for July 1, 2018 – June 30, 2019 is a two year treaty with expiration date of June 30, 2019.
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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months and six months ended June 30, 2018 are attributable to contracts for the 2017/2019 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the three months and six months ended June 30, 2017 are attributable to contracts for the 2016/2017 Treaty.

Treaty in effect for the three months and six months ended June 30, 2018

Under the 2017/2019 Treaty, the Company receives an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through June 30, 2018 attributable to the 2017/2019 Treaty were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the three months and six months ended June 30, 2018, the Company incurred negative contingent ceding commissions as a result of the estimated Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

Treaty in effect for the three months and six months ended June 30, 2017

Under the 2016/2017 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2016 through June 30, 2017 (attributable to the 2016/2017 Treaty) were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no contingent commission adjustment was recorded for the three months and six months ended June 30, 2017.

In addition to the treaties that were in effect for the three months and six months ended June 30, 2018 and 2017, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Provisional ceding commissions earned	$2,145,775	$3,424,577	$4,213,280	$6,768,346
Contingent ceding commissions earned	(454,607)	(118,639)	(826,954)	(277,956)
	$1,691,168	$3,305,938	$3,386,326	$6,490,390

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2018 and December 31, 2017, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,821,000 and $1,850,000, respectively.

Note 7 – Debt

Short-term Debt

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $18,400 as of June 30, 2018. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance as of June 30, 2018 was approximately $9,849,000 based on KICO’s net admitted assets as of December 31, 2017. Advances are limited to the amount of available collateral, which was approximately $6,083,000 as of June 30, 2018. There were no borrowings under this facility during the period ended June 30, 2018.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30 2018 at the rate of 5.50% per year from December 19, 2017. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of June 30, 2018 and December 31, 2017 is as follows:
	June 30, 2018	December 31, 2017
5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(145,988)	(162,209)
Issuance costs	(646,851)	(710,826)
Long-term debt, net	$29,207,161	$29,126,965

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

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $2,134,759 and $1,513,633 for the six months ended June 30, 2018 and 2017, respectively. The Company’s Board of Directors approved a quarterly dividend on August 8, 2018 of $.10 per share payable in cash on September 14, 2018 to stockholders of record as of August 31, 2018 (see Note 13).

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

The results of operations for the three months ended June 30, 2018 and 2017 include stock-based compensation expense related to stock options totaling approximately $1,000 and $14,000, respectively. The results of operations for the six months ended June 30, 2018 and 2017 include stock-based compensation expense related to stock options totaling approximately $4,000 and $30,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and six months ended June 30, 2018 and 2017. Such amounts have been recorded in the condensed consolidated statements of income and comprehensive income (loss) within other operating expenses.

Stock-based compensation expense for the six months ended June 30, 2018 and 2017 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the six months ended June 30, 2018 and 2017.

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the six months ended June 30, 2018 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	341,150	$6.69	1.67	$4,131,028

Granted	-	$-	-	$-
Exercised	(93,900)	$6.35	-	$1,407,509
Forfeited	-	$-	-	$-

Outstanding at June 30, 2018	247,250	$6.82	1.27	$2,492,109

Vested and Exercisable at June 30, 2018	237,250	$6.76	1.15	$2,406,371

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.90 closing price of the Company’s Common Stock on June 30, 2018. The total intrinsic value of options exercised during the six months ended June 30, 2018 was $1,407,509, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $46,831 from the exercise of options for the purchase of 7,400 shares of Common Stock during the six months ended June 30, 2018. The Company received 4,860 shares from the exercise of options under a Share Exchange for the purchase of 20,000 shares of Common Stock during the six months ended June 30, 2018. The remaining 66,500 options exercised during the six months ended June 30, 2018 were Net Exercises, resulting in the issuance of 30,126 shares of Common Stock. The Company received cash proceeds of $39,361 from the exercise of options for the purchase of 6,250 shares of Common Stock during the six months ended June 30, 2017. The remaining 250 options exercised during the six months ended June 30, 2017 were Net Exercises, resulting in the issuance of 166 shares of Common Stock.

As of June 30, 2018, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $3,000. Unamortized compensation cost as of June 30, 2018 is expected to be recognized over a remaining weighted-average vesting period of 0.28 years.

As of June 30, 2018, there were 487,137 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the six months ended June 30, 2018 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2018	47,337	$14.35	$679,180

Granted	61,215	$20.68	$1,266,090
Vested	(10,886)	$13.58	$(147,800)
Forfeited	(664)	$15.00	$(9,960)

Balance at June 30, 2018	97,002	$18.43	$1,787,510

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2018 and 2017, stock-based compensation of approximately $175,000 and $54,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of income and comprehensive income (loss). For the six months ended June 30, 2018 and 2017, stock-based compensation of approximately $281,000 and $97,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of income and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryovers (1)	$87,018	$103,655
Claims reserve discount	326,293	300,005
Unearned premium	2,686,534	2,431,301
Deferred ceding commission revenue	999,418	895,947
Net unrealized loss of securities - available for sale	613,783	-
Other	266,730	382,522
Total deferred tax assets	4,979,776	4,113,430

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	3,375,069	3,117,920
Intangibles	176,400	212,100
Depreciation and amortization	239,305	328,735
Net unrealized gains of securities - available for sale	-	295,474
Total deferred tax liabilities	4,550,317	4,713,772

Net deferred income tax asset (liability)	$429,459	$(600,342)
_____________________________

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2018	2017	Expiration
State only (A)	$990,231	$824,996	December 31, 2038
Valuation allowance	(905,313)	(725,541)
State only, net of valuation allowance	84,918	99,455
Amount subject to Annual Limitation, federal only (B)	2,100	4,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$87,018	$103,655

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2018 and December 31, 2017 was approximately $15,234,000 and $12,692,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income (loss) within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2038.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2018 and 2017. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2014 through December 31, 2017 remain subject to examination. In March 2018, the Company received a notice that its federal income tax return for the year ended December 31, 2016 was selected for examination by the Internal Revenue Service.  The final results of this examination are unknown, although management believes that the return, as filed, is fully compliant with applicable tax code.

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

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Weighted average number of shares outstanding	10,664,806	10,622,496	10,667,385	10,145,772

Effect of dilutive securities, common share equivalents
Stock options	148,885	200,081	154,322	191,441
Restricted stock awards	6,631	-0-	6,313	-0-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,820,322	10,822,577	10,828,020	10,337,213

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At June 30, 2018, cumulative rent expense exceeded cumulative rent payments by $91,900. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of June 30, 2018, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2018 (six months)	$82,758
2019	169,861
2020	175,806
2021	181,959
2022	188,328
Thereafter	244,064
Total	$1,042,776

Rent expense for the three months ended June 30, 2018 and 2017 amounted to $41,342 for each period. Rent expense for the six months ended June 30, 2018 and 2017 amounted to $82,684 for each period. Rent expense is included in the condensed consolidated statements of income and comprehensive income (loss) within other underwriting expenses.

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

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in this Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018, and accordingly, no expenses for contributions were recorded for the three months and six months ended June 30, 2018 and 2017.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2018 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements. No items were noted.

Dividends Declared

On August 8, 2018, the Company’s Board of Directors approved a quarterly dividend of $.10 per share payable in cash on September 14, 2018 to stockholders of record as of the close of business on August 31, 2018 (see Note 8).

Reinsurance

KICO entered into new annual excess of loss and catastrophe reinsurance treaties effective July 1, 2018. See Note 6, Property and Casualty Insurance Activity – Reinsurance.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Pennsylvania and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, New Hampshire and Texas. For the three months and six months ended June 30, 2018, respectively, 94.1% and 95.4% of KICO’s direct written premiums came from the New York policies.

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

Other operating expenses include our corporate expenses as a holding company. These expenses include legal and auditing fees, executive employment costs, interest expense and other costs directly associated with being a public company.

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

Underwriting income: Underwriting income is net pre-tax income attributable to our insurance underwriting business before investment activity. Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, net gains from investments, depreciation and amortization, interest expense and income taxes.

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

Consolidated Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$68,390	$56,584	$11,806	20.9%
Assumed written premiums	1	6	(5)	(83.3)%
	68,391	56,590	11,801	20.9%
Ceded written premiums
Ceded to quota share treaties	9,610	14,308	(4,698)	(32.8)%
Ceded to excess of loss treaties	596	636	(40)	(6.3)%
Ceded to catastrophe treaties	6,520	5,184	1,336	25.8%
Total ceded written premiums	16,726	20,128	(3,402)	(16.9)%

Net written premiums	51,665	36,462	15,203	41.7%

Change in unearned premiums
Direct and assumed	(5,492)	(4,040)	(1,452)	35.9%
Ceded to quota share treaties	769	902	(133)	(14.7)%
Change in net unearned premiums	(4,723)	(3,138)	(1,585)	50.5%

Premiums earned
Direct and assumed	62,898	52,549	10,349	19.7%
Ceded to reinsurance treaties	(15,956)	(19,226)	3,270	(17.0)%
Net premiums earned	46,942	33,323	13,619	40.9%
Ceding commission revenue
Excluding the effect of catastrophes	3,845	6,490	(2,645)	(40.8)%
Effect of catastrophes	(459)	-	(459)	n/a%
Total ceding commission revenue	3,386	6,490	(3,104)	(47.8)%
Net investment income	2,941	1,884	1,057	56.1%
Net (losses) gains on investments	(630)	76	(706)	(928.9)%
Other income	609	598	11	1.8%
Total revenues	53,248	42,371	10,877	25.7%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	25,898	23,174	2,724	11.8%
Losses from catastrophes (1)	10,561	-	10,561	n/a%
Total direct and assumed loss and loss adjustment expenses	36,459	23,174	13,285	57.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,186	7,426	(4,240)	(57.1)%
Losses from catastrophes (1)	4,831	-	4,831	n/a%
Total ceded loss and loss adjustment expenses	8,017	7,426	591	8.0%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	22,712	15,748	6,964	44.2%
Losses from catastrophes (1)	5,730	-	5,730	n/a%
Net loss and loss adjustment expenses	28,442	15,748	12,694	80.6%

Commission expense	11,817	9,991	1,826	18.3%
Other underwriting expenses	10,107	8,412	1,695	20.1%
Other operating expenses	1,091	1,662	(571)	(34.4)%
Depreciation and amortization	834	645	189	29.3%
Interest expense	909	-	909	n/a%
Total expenses	53,200	36,458	16,742	45.9%

Income from operations before taxes	48	5,913	(5,865)	(99.2)%
Income tax expense	9	1,932	(1,923)	(99.5)%
Net income	$39	$3,981	$(3,942)	(99.0)%

(1)
The six months ended June 30, 2018 includes catastrophe losses defined as losses, which are from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	60.6%	47.3%	13.3	28.1%
Net underwriting expense ratio	38.2%	34.1%	4.1	12.0%
Net combined ratio	98.8%	81.4%	17.4	21.4%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2018 (“2018”) were $68,390,000 compared to $56,584,000 during the six months ended June 30, 2017 (“2017”). The increase of $11,806,000, or 20.9%, was primarily due to an increase in policies in-force during 2018 as compared to 2017 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. During 2017, we started writing homeowners policies in New Jersey and Rhode Island. In 2018, we started writing homeowners policies in Massachusetts. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $3,064,000 in 2018, compared to $229,000 in 2017. Policies in-force increased by 20.3% as of June 30, 2018 compared to June 30, 2017.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during 2018 and 2017. For purposes of the discussion herein, the change in the quota share ceding rates on July 1, 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Six months ended June 30,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Quota share reinsurance rates
Personal lines	20%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net written premiums increased $15,203,000, or 41.7%, to $51,665,000 in 2018 from $36,462,000 in 2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reduction of our personal lines quota share reinsurance rate to 20% on July 1, 2017.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In 2018, our ceded excess of loss reinsurance premiums decreased by $40,000 over the comparable ceded premiums for 2017. The decrease was due to more favorable reinsurance rates in 2018, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In 2018, our premiums ceded under catastrophe treaties increased by $1,336,000 over the comparable ceded premiums for 2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in 2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $13,619,000, or 40.9%, to $46,942,000 in 2018 from $33,323,000 in 2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during 2018 and 2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Six months ended
	June 30,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$4,213	$6,768	$(2,555)	(37.8)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(368)	(278)	(90)	32.4%
Effect of catastrophes on ceding commissions earned	(459)	-	(459)	n/a
Contingent ceding commissions earned	(827)	(278)	(549)	197.5%

Total ceding commission revenue	$3,386	$6,490	$(3,104)	(47.8)%

Ceding commission revenue was $3,386,000 in 2018 compared to $6,490,000 in 2017. The decrease of $3,104,000, or 47.8%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to us making the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In 2018 our provisional ceding rate was 53% effective July 1, 2017 under the 2017/2019 Treaty. In 2017 our provisional ceding rate was 52% effective July 1, 2016 ender the 2016/2017 Treaty. The $2,555,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2016 through June 30, 2017; thus there were less ceded premiums in 2018 available to earn ceding commissions than there were in 2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the one percentage point increase in our provisional ceding commission rate as discussed above.

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

The 2017/2019 Treaty and 2016/2017 Treaty structures limit the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In 2018, catastrophe losses of $1,433,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) to be higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net Investment Income

Net investment income was $2,941,000 in 2018 compared to $1,884,000 in 2017. The increase of $1,057,000, or 56.1%, was due to an increase in average invested assets in 2018. The average yield on invested assets was 3.74% as of June 30, 2018 compared to 3.80% as of June 30, 2017. The pre-tax equivalent yield on invested assets was 3.41% and 4.00% as of June 30, 2018 and 2017, respectively.

Cash and invested assets were $186,310,000 as of June 30, 2018, compared to $143,450,000 as of June 30, 2017. The $42,860,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $29,122,000 that we received in December 2017 from our debt offering and increased operating cash flows for the period after June 30, 2017.

Net Gains and Losses on Investments

Net losses on investments were $630,000 in 2018 compared to a net gain of $76,000 in 2017. The increased loss of $706,000, was primarily attributable to an accounting standard change (ASU 2016-01, see Note 2) with respect to the changes in fair value of equity securities and other investments. Historically, the change in unrealized gains (losses) for these investments would flow through other comprehensive income (loss). As a result of the new accounting standard, the change in unrealized gains (losses) is now recorded in the statements of income and comprehensive income (loss). Net unrealized losses on our equity securities and other investments in 2018 were $310,000. Realized losses on investments was $320,000 in 2018 compared to realized gains of $76,000 in 2017.

Other Income

Other income was $609,000 in 2018 compared to $598,000 in 2017. The increase of $11,000, or 1.8%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $28,442,000 in 2018 compared to $15,748,000 in 2017. The net loss ratio was 60.6% in 2018 compared to 47.3% in 2017, an increase of 13.3 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

During 2018, the net loss ratio increased compared to 2017 due primarily to the impact of catastrophe losses related to severe winter weather. We define catastrophe losses as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). We assign claims as catastrophe-related if the PCS industry loss estimate is $25 million or greater for the applicable state in which our policies are written.  In 2018 there have been six catastrophic events reported with most of the impact related to several major winter storms. We recorded a 12.2 point impact from catastrophes in 2018, driving most of the 13.3 point increase in the overall loss ratio from 2017, in which there was no impact from catastrophes.  In addition to the impact of catastrophes, we have recorded 0.5 points of unfavorable prior year loss development in 2018 compared to 0.6 points of favorable prior year development in 2017, or an increase of 1.1 points in the impact of prior year development year to date. Prior year loss development in 2018 was related to some unfavorable settlements on liability claims from older years and from higher than expected loss development from fire and winter claims occurring in late 2017. The underlying loss ratio excluding the impact of catastrophes and prior year development was 47.9% in 2018, unchanged from 2017.  See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $6,017,000 in Q2-2018 or 18.6% of direct earned premiums. Commission expense was $5,101,000 in Q2-2017 or 19.1% of direct earned premiums. The increase of $916,000 is due to the increase in direct earned premiums in Q2-2018 as compared to Q2-2017, partially offset by a decrease in contingent commission expense, which was due to variances in year to date loss ratios.

Other Underwriting Expenses

Other underwriting expenses were $5,076,000 in Q2-2018 compared to $4,200,000 in Q2-2017. The increase of $876,000, or 20.9%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to our Expansion Expenses. Expansion Expenses were $400,000 in Q2-2018 compared to $277,000 in Q2-2017. The increase of $123,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $4,103,000 in 2018 compared to $3,505,000 in 2017. The increase of $598,000, or 17.1%, was less than the 20.9% increase in total direct written premiums, which has not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, hiring our new Chief Operating Officer in March 2018 as well as annual increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Six months ended		$ or
	June 30,		Point
	2018	2017	Change

Net premiums earned
Core	$45,945	$33,317	$12,628
Expansion	997	6	991
Total	$46,942	$33,323	$13,619

Other underwriting expenses
Core	$9,317	$7,905	$1,412
Expansion	790	507	283
Total	$10,107	$8,412	$1,695

Other underwriting expenses as a percentage
of net premiums earned
Core	20.3%	23.7%	-3.4%
Expansion	79.2%	8450.0%	-8370.8%
Total	21.4%	25.3%	-3.9%

The ratio of Core other underwriting expenses to Core net premiums earned was 20.3% in 2018 compared to 23.7% in 2017, a decrease of 3.4 percentage points.

Our net underwriting expense ratio in 2018 was 38.2% compared to 34.1% in 2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(9.0)%	(20.3)%	11.3
Ceding commission revenue - contingent	1.8	0.8	1.0
Other income	(1.2)	(1.7)	0.5
Acquisition costs and other underwriting expenses:
Commission expense	25.2	30.0	(4.8)
	16.8	8.8	8.0
Other underwriting expenses
Core
Employment costs	8.7	10.5	(1.8)
Other Core Expenses	11.0	13.3	(2.3)
Total Core Expenses	19.7	23.8	(4.1)
Expansion Expenses	1.7	1.5	0.2
Total other underwriting expenses	21.4	25.3	(3.9)

Net underwriting expense ratio	38.2%	34.1%	4.1

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 4.1 points from the impact of employment costs and other expenses attributable to our growing Core business, partially offset by the impact from increased costs related to Expansion business.

The overall increase of 4.1 percentage points in the net underwriting expense ratio was driven almost entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017. The components of our net underwriting expense ratio related to commissions and other underwriting expenses improved in nearly all categories, but this was more than offset by reductions in the reinsurance ceding commission revenue components

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,091,000 in 2018 compared to $1,662,000 in 2017. The decrease in 2018 of $571,000, or 34.4%, was primarily due to decreases in executive bonus compensation, partially offset by an increase in salary and equity compensation due to the hiring of our new Chief Operating Officer in March 2018.

Depreciation and Amortization

Depreciation and amortization was $834,000 in 2018 compared to $645,000 in 2017. The increase of $189,000, or 29.3%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in 2018 was $909,000 and -0- in 2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in 2018 was $9,000, which resulted in an effective tax rate of 18.8%. Income tax expense in 2017 was $1,932,000, which resulted in an effective tax rate of 32.7%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21%. Income before taxes was $48,000 in 2018 compared to income before taxes of $5,913,000 in 2017.

Net Income

Net income was $39,000 in 2018 compared to net income of $3,981,000 in 2017. The decrease in net income of $3,942,000, or (99.0%), was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$36,864	$30,458	$6,406	21.0%
Assumed written premiums	-	2	(2)	(100.0)%
	36,864	30,460	6,404	21.0%
Ceded written premiums
Ceded to quota share treaties	5,204	7,766	(2,562)	(33.0)%
Ceded to excess of loss treaties	307	325	(18)	(5.5)%
Ceded to catastrophe treaties	3,388	2,642	746	28.2%
Total ceded written premiums	8,899	10,733	(1,834)	(17.1)%

Net written premiums	27,965	19,727	8,238	41.8%

Change in unearned premiums
Direct and assumed	(4,485)	(3,713)	(772)	20.8%
Ceded to quota share treaties	625	939	(314)	(33.4)%
Change in net unearned premiums	(3,860)	(2,774)	(1,086)	39.1%

Premiums earned
Direct and assumed	32,379	26,748	5,631	21.1%
Ceded to reinsurance treaties	(8,274)	(9,794)	1,520	(15.5)%
Net premiums earned	24,105	16,954	7,151	42.2%
Ceding commission revenue
Excluding the effect of catastrophes	1,816	3,306	(1,490)	(45.1)%
Effect of catastrophes	(125)	-	(125)	n/a%
Total ceding commission revenue	1,691	3,306	(1,615)	(48.9)%
Net investment income	1,557	1,026	531	51.8%
Net (losses) gains on investments	(107)	130	(237)	(182.3)%
Other income	300	308	(8)	(2.6)%
Total revenues	27,546	21,724	5,822	26.8%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,357	10,647	2,710	25.5%
Losses from catastrophes (1)	224	-	224	n/a%
Total direct and assumed loss and loss adjustment expenses	13,581	10,647	2,934	27.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,365	3,192	(827)	(25.9)%
Losses from catastrophes (1)	40	-	40	n/a%
Total ceded loss and loss adjustment expenses	2,405	3,192	(787)	(24.7)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,992	7,455	3,537	47.4%
Losses from catastrophes (1)	184	-	184	n/a%
Net loss and loss adjustment expenses	11,176	7,455	3,721	49.9%

Commission expense	6,017	5,102	915	17.9%
Other underwriting expenses	5,076	4,200	876	20.9%
Other operating expenses	843	906	(63)	(7.0)%
Depreciation and amortization	424	326	98	30.1%
Interest expense	452	-	452	n/a%
Total expenses	23,989	17,989	6,000	33.4%

Income from operations before taxes	3,557	3,735	(178)	(4.8)%
Income tax expense	800	1,225	(425)	(34.7)%
Net income	$2,757	$2,510	$247	9.8%

(1)
The three months ended June 30, 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	46.4%	44.0%	2.4	5.5%
Net underwriting expense ratio	37.8%	33.6%	4.2	12.5%
Net combined ratio	84.2%	77.6%	6.6	8.5%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2018 (“Q2-2018”) were $36,864,000 compared to $30,458,000 during the three months ended June 30, 2017 (“Q2-2017”). The increase of $6,406,000, or 21.0%, was primarily due to an increase in policies in-force during 2018 as compared to 2017 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. During 2017 and 2018, we started writing homeowners policies in our aforementioned Expansion markets. Direct written premiums from our Expansion business were $2,167,000 in Q2-2018, compared to $229,000 in Q2-2017. Policies in-force increased by 20.3% as of June 30, 2018 compared to June 30, 2017.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Q2-2018 and Q2-2017. For purposes of the discussion herein, the change in the quota share ceding rates on July 1, 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended June 30,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Quota share reinsurance rates
Personal lines	20%	40%

See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net written premiums increased $8,238,000, or 41.8%, to $27,965,000 in Q2-2018 from $19,727,000 in Q2-2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reduction of our personal lines quota share reinsurance rate to 20% on July 1, 2017.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In Q2-2018, our ceded excess of loss reinsurance premiums decreased by $18,000 over the comparable ceded premiums for Q2-2017. The decrease was due to more favorable reinsurance rates in Q2-2018, partially offset by an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaty provided that reinsurance rates are stable or are increasing. In Q2-2018, our premiums ceded under catastrophe treaties increased by $746,000 over the comparable ceded premiums for Q2-2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Q2-2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $7,151,000, or 42.2%, to $24,105,000 in Q2-2018 from $16,954,000 in Q2-2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017, as a result of the reduction of the quota share percentage in our personal lines quota share treaty.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Q2-2018 and Q2-2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	June 30,
	2018	2017
	("2017/2019 Treaty")	("2016/2017 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	52%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$2,146	$3,425	$(1,279)	(37.3)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(330)	(119)	(211)	177.3%
Effect of catastrophes on ceding commissions earned	(125)	-	(125)	n/a
Contingent ceding commissions earned	(455)	(119)	(336)	282.4%

Total ceding commission revenue	$1,691	$3,306	$(1,615)	(48.9)%

Ceding commission revenue was $1,691,000 in Q2-2018 compared to $3,306,000 in Q2-2017. The decrease of $1,615,000, or 48.9%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to us making the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In Q2-2018 our provisional ceding rate was 53% effective July 1, 2017 under the 2017/2019 Treaty. In Q2-2017 our provisional ceding rate was 52% effective July 1, 2016 ender the 2016/2017 Treaty. The $1,279,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2016 through June 30, 2017; thus there were less ceded premiums in Q2-2018 available to earn ceding commissions than there were in Q2-2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the one point increase in our provisional ceding commission rate as discussed above.

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

The 2017/2019 Treaty and 2016/2017 Treaty structures limit the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In 2018, catastrophe losses of $1,433,000 were ceded under our personal lines quota share treaty. The catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) to be higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, in Q2-2018 we incurred a negative adjustment or reduction to contingent ceding commissions of $125,000 relative to what would have been earned had the catastrophe losses not occurred. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2017.

Net Investment Income

Net investment income was $1,557,000 in Q2-2018 compared to $1,026,000 in Q2-2017. The increase of $531,000, or 51.8%, was due to an increase in average invested assets in Q2-2018. The average yield on invested assets was 3.74% as of June 30, 2018 compared to 3.80% as of June 30, 2017. The pre-tax equivalent yield on invested assets was 3.41% and 4.00% as of June 30, 2018 and 2017, respectively.

Cash and invested assets were $186,310,000 as of June 30, 2018, compared to $143,450,000 as of June 30, 2017. The $42,860,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $29,122,000 that we received in December 2017 from our debt offering and increased operating cash flows for the period after June 30, 2017.

Net Gains and Losses on Investments

Net losses on investments were $107,000 in Q2-2018 compared to net gains of $130,000 in Q2-2017. The decrease of $237,000, was primarily attributable to an accounting standard change (ASU 2016-01, see Note 2) with respect to the changes in fair value of equity securities and other investments. Historically, the change in unrealized gains (losses) for equity securities and other investments would flow through other comprehensive income (loss). As a result of the new accounting standard, the change in unrealized gains (losses) for these investments is now recorded in the statements of income and comprehensive income (loss). Unrealized losses on our equity securities and other investments in Q2-2018 were $30,000. Realized losses on investments was $76,000 in Q2-2018 compared to realized gains of $130,000 in Q2-2017.

Other Income

Other income was $300,000 in Q2-2018 compared to $308,000 in Q2-2017. The decrease of $8,000, or 2.6%, was primarily due to additional write-offs offset by an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $11,176,000 in Q2-2018 compared to $7,455,000 in Q2-2017. The net loss ratio was 46.4% in Q2-2018 compared to 44.0% in Q2-2017, an increase of 2.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

During Q2-2018, the net loss ratio increased compared to Q2-2017 primarily due to a greater impact from prior year loss development. We recorded 1.4 points of unfavorable prior year loss development in Q2-2018 compared to 1.2 points of favorable prior year development in Q2-2017, or an increase in the impact of prior year development of 2.6 points. Prior year loss development for the quarter was related to some unfavorable settlements on liability claims from older years and from higher than expected loss development from fire and winter claims occurring in late 2017. In addition to the impact from prior year development, there was a 0.8 point impact from catastrophes recorded during the quarter. Although the severe winter catastrophe losses that were recorded in the first quarter of 2018 developed favorably, three new catastrophe events were recorded during Q2-2018 that impacted results. The underlying loss ratio excluding the impact of catastrophes and prior year development was 44.2% in Q2-2018, compared to 45.2% in Q2-2017, a decrease of 1.0 point. The underlying loss ratio decreased slightly due to a decline in claims frequency for our personal lines business. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $6,017,000 in Q2-2018 or 18.6% of direct earned premiums. Commission expense was $5,102,000 in Q2-2017 or 19.1% of direct earned premiums. The increase of $915,000 is due to the increase in direct earned premiums in Q2-2018 as compared to Q2-2017, partially offset by a decrease in contingent commission expense, which was due to variances in year to date loss ratios.

Other Underwriting Expenses

Other underwriting expenses were $5,076,000 in Q2-2018 compared to $4,200,000 in Q2-2017. The increase of $876,000, or 20.9%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to our Expansion Expenses. Expansion Expenses were $400,000 in Q2-2018 compared to $277,000 in Q2-2017. The increase of $123,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $2,122,000 in Q2-2018 compared to $1,778,000 in Q2-2017. The increase of $344,000, or 19.3%, was less than the 21.0% increase in total direct written premiums, which is not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, hiring our chief Operating Officer in March 2018 as well as annual rate increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Three months ended		$ or
	June 30,		Point
	2018	2017	Change

Net premiums earned
Core	$23,490	$16,947	$6,543
Expansion	615	6	609
Total	$24,105	$16,953	$7,152

Other underwriting expenses
Core	$4,676	$3,923	$753
Expansion	400	277	123
Total	$5,076	$4,200	$876

Other underwriting expenses as a percentage
of net premiums earned
Core	19.9%	23.1%	-3.2%
Expansion	65.0%	4616.7%	-4551.6%
Total	21.0%	24.7%	-3.7%

The ratio of Core other underwriting expenses to Core net premiums earned was 19.9 % in Q2-2018 compared to 23.1% in Q2-2017, a decrease of 3.2 percentage points.

Our net underwriting expense ratio in Q2-2018 was 37.8% compared to 33.6% in Q2-2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(8.9)%	(20.2)%	11.3
Ceding commission revenue - contingent	1.9	0.7	1.2
Other income	(1.2)	(1.7)	0.5
Acquisition costs and other underwriting expenses:
Commission expense	25.0	30.1	(5.1)
	16.8	8.9	7.9
Other underwriting expenses
Core
Employment costs	8.8	10.5	(1.7)
Other Core Expenses	10.5	12.6	(2.1)
Total Core Expenses	19.3	23.1	(3.8)
Expansion Expenses	1.7	1.6	0.1
Total other underwriting expenses	21.0	24.7	(3.7)

Net underwriting expense ratio	37.8%	33.6%	4.2

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 3.8 points in the impact from employment costs and other expenses attributable to our growing Core business, partially offset by the impact from increased costs related to Expansion business.

The overall increase of 4.2 percentage points in the net underwriting expense ratio was driven almost entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaties on July 1, 2017. The net underwriting expense ratio related to commissions and other underwriting expenses improved in nearly all categories, but this was more than offset by reductions in the reinsurance ceding commission revenue components.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $843,000 in Q2-2018 compared to $906,000 in Q2-2017. The decrease in Q2-2018 of $63,000, or 7.0%, was primarily due to decreases in executive bonus compensation, partially offset by an increase in salary and equity compensation due to the hiring of our new Chief Operating Officer in March 2018.

Depreciation and Amortization

Depreciation and amortization was $424,000 in Q2-2018 compared to $326,000 in Q2-2017. The increase of $98,000, or 30.1%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Q2-2018 was $452,000 and -0- in Q2-2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Q2-2018 was $800,000, which resulted in an effective tax rate of 22.5%. Income tax expense in Q2-2017 was $1,225,000, which resulted in an effective tax rate of 32.8%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21%. Income before taxes was $3,557,000 in Q2-2018 compared to income before taxes of $3,735,000 in Q2-2017.

Net Income

Net income was $2,757,000 in Q2-2018 compared to net income of $2,510,000 in Q2-2017. The increase in net income of $247,000, or 9.8%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Gross premiums written:
Personal lines	$29,652,128	$23,139,479	$54,477,580	$42,601,451
Commercial lines	4,731,445	4,162,821	9,017,836	7,746,875
Livery physical damage	2,424,499	3,101,043	4,778,569	6,127,526
Other(1)	56,093	56,922	116,799	114,308
Total	$36,864,165	$30,460,265	$68,390,784	$56,590,160

Net premiums written:
Personal lines	$21,219,892	$12,844,104	$38,663,803	$23,310,472
Commercial lines	4,274,058	3,743,568	8,126,429	6,946,133
Livery physical damage	2,424,499	3,101,043	4,778,569	6,127,526
Other(1)	46,228	38,585	96,260	77,474
Total	$27,964,676	$19,727,300	$51,665,060	$36,461,605

Net premiums earned:
Personal lines	$18,231,382	$11,039,025	$35,271,638	$21,729,608
Commercial lines	3,423,712	2,985,759	6,653,682	5,828,339
Livery physical damage	2,401,376	2,884,986	4,922,060	5,677,333
Other(1)	48,144	43,957	94,851	88,195
Total	$24,104,614	$16,953,727	$46,942,231	$33,323,475

Net loss and loss adjustment expenses(2):
Personal lines	$8,482,526	$4,399,735	$21,443,732	$9,751,847
Commercial lines	800,664	1,229,782	3,250,262	2,758,578
Livery physical damage	1,101,715	1,260,153	2,265,796	2,225,675
Other(1)	318,304	74,672	376,978	22,598
Unallocated loss adjustment expenses	472,876	490,580	1,105,647	989,220
Total	$11,176,085	$7,454,922	$28,442,415	$15,747,918

Net loss ratio(2):
Personal lines	46.5%	39.9%	60.8%	44.9%
Commercial lines	23.4%	41.2%	48.8%	47.3%
Livery physical damage	45.9%	43.7%	46.0%	39.2%
Other(1)	661.2%	169.9%	397.4%	25.6%
Total	46.4%	44.0%	60.6%	47.3%
__________________________________

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues
Net premiums earned	$24,104,614	$16,953,727	$46,942,231	$33,323,475
Ceding commission revenue	1,691,168	3,305,938	3,386,326	6,490,390
Net investment income	1,531,163	1,026,004	2,915,152	1,883,804
Net (losses) gains on investments	(106,234)	130,423	(629,361)	75,917
Other income	292,566	296,285	584,788	563,661
Total revenues	27,513,277	21,712,377	53,199,136	42,337,247

Expenses
Loss and loss adjustment expenses	11,176,085	7,454,922	28,442,415	15,747,918
Commission expense	6,017,189	5,101,566	11,817,137	9,990,544
Other underwriting expenses	5,075,986	4,198,875	10,107,489	8,412,033
Depreciation and amortization	424,161	326,174	833,592	644,872
Total expenses	22,693,421	17,081,537	51,200,633	34,795,367

Income from operations	4,819,856	4,630,840	1,998,503	7,541,880
Income tax expense	987,926	1,557,801	377,646	2,512,929
Net income	$3,831,930	$3,073,039	$1,620,857	$5,028,951

Key Measures:
Net loss ratio	46.4%	44.0%	60.6%	47.3%
Net underwriting expense ratio	37.8%	33.6%	38.2%	34.1%
Net combined ratio	84.2%	77.6%	98.8%	81.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$11,093,175	$9,300,441	$21,924,626	$18,402,577
Less: Ceding commission revenue	(1,691,168)	(3,305,938)	(3,386,326)	(6,490,390)
Less: Other income	(292,566)	(296,285)	(584,788)	(563,661)
Net underwriting expenses	$9,109,441	$5,698,218	$17,953,512	$11,348,526

Net premiums earned	$24,104,614	$16,953,727	$46,942,231	$33,323,475

Net Underwriting Expense Ratio	37.8%	33.6%	38.2%	34.1%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2018
Written premiums	$68,389,960	$824	$(16,725,724)	$51,665,060
Change in unearned premiums	(5,495,329)	3,064	769,436	(4,722,829)
Earned premiums	$62,894,631	$3,888	$(15,956,288)	$46,942,231

Loss and loss adjustment expenses exluding
the effect of catastrophes	$25,875,115	$22,933	$(3,186,030)	$22,712,018
Catastrophe loss	10,561,389	-	(4,830,992)	5,730,397
Loss and loss adjustment expenses	$36,436,504	$22,933	$(8,017,022)	$28,442,415

Loss ratio excluding the effect of catastrophes	41.1%	589.8%	20.0%	48.4%
Catastrophe loss	16.8%	0.0%	30.2%	12.2%
Loss ratio	57.9%	589.8%	50.2%	60.6%

Six months ended June 30, 2017
Written premiums	$56,583,867	$6,293	$(20,128,555)	$36,461,605
Change in unearned premiums	(4,048,796)	8,327	902,339	(3,138,130)
Earned premiums	$52,535,071	$14,620	$(19,226,216)	$33,323,475

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,158,126	$16,333	$(7,426,541)	$15,747,918
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$23,158,126	$16,333	$(7,426,541)	$15,747,918

Loss ratio excluding the effect of catastrophes	44.1%	111.7%	38.6%	47.3%
Catastrophe loss	0.0%	0.0%	0.0%	0.1%
Loss ratio	44.1%	111.7%	38.6%	47.3%

Three months ended June 30, 2018
Written premiums	$36,863,677	$488	$(8,899,489)	$27,964,676
Change in unearned premiums	(4,486,460)	1,163	625,235	(3,860,062)
Earned premiums	$32,377,217	$1,651	$(8,274,254)	$24,104,614

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,355,874	$1,518	$(2,364,854)	$10,992,538
Catastrophe loss	223,659	-	(40,112)	183,547
Loss and loss adjustment expenses	$13,579,533	$1,518	$(2,404,966)	$11,176,085

Loss ratio excluding the effect of catastrophes	41.3%	91.9%	28.6%	45.6%
Catastrophe loss	0.6%	0.0%	0.5%	0.8%
Loss ratio	41.9%	91.9%	29.1%	46.4%

Three months ended June 30, 2017
Written premiums	$30,458,400	$1,865	$(10,732,965)	$19,727,300
Change in unearned premiums	(3,717,893)	5,346	938,974	(2,773,573)
Earned premiums	$26,740,507	$7,211	$(9,793,991)	$16,953,727

Loss and loss adjustment expenses exluding
the effect of catastrophes	$10,639,366	$8,293	$(3,192,737)	$7,454,922
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$10,639,366	$8,293	$(3,192,737)	$7,454,922

Loss ratio excluding the effect of catastrophes	39.8%	115.0%	32.6%	44.0%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	39.8%	115.0%	32.6%	44.0%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net premiums earned	$24,104,614	$16,953,727	$46,942,231	$33,323,475
Ceding commission revenue	1,691,168	3,305,938	3,386,326	6,490,390
Other income	292,566	296,285	584,788	563,661

Loss and loss adjustment expenses (1)	11,176,085	7,454,922	28,442,415	15,747,918

Acquistion costs and other underwriting expenses:
Commission expense	6,017,189	5,101,566	11,817,137	9,990,544
Other underwriting expenses	5,075,986	4,199,616	10,107,489	8,412,033
Total acquistion costs and other
underwriting expenses	11,093,175	9,301,182	21,924,626	18,402,577

Underwriting income	$3,819,088	$3,799,846	$546,304	$6,227,031

Key Measures:
Net loss ratio excluding the effect of catastrophes	45.6%	44.0%	48.4%	47.3%
Effect of catastrophe loss on net loss ratio (1)	0.8%	0.0%	12.2%	0.0%
Net loss ratio	46.4%	44.0%	60.6%	47.3%

Net underwriting expense ratio excluding the
effect of catastrophes	37.3%	33.6%	37.4%	34.1%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.5%	0.0%	0.8%	0.0%
Net underwriting expense ratio	37.8%	33.6%	38.2%	34.1%

Net combined ratio excluding the effect
of catastrophes	82.9%	77.6%	85.8%	81.4%
Effect of catastrophe loss on net combined
ratio (1) (2)	1.3%	0.0%	13.0%	0.0%
Net combined ratio	84.2%	77.6%	98.8%	81.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$11,093,175	$9,301,182	$21,924,626	$18,402,577
Less: Ceding commission revenue (2)	(1,691,168)	(3,305,938)	(3,386,326)	(6,490,390)
Less: Other income	(292,566)	(296,285)	(584,788)	(563,661)
	$9,109,441	$5,698,959	$17,953,512	$11,348,526

Net earned premium	$24,104,614	$16,953,727	$46,942,231	$33,323,475

Net Underwriting Expense Ratio	37.8%	33.6%	38.2%	34.1%

(1) For the three months ended June 30, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $183,547. For the six months ended June 30, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $5,730,397.

(2) For the three months ended June 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $124,929 and does not include the indirect effects of a $135,764 decrease in other underwriting expenses. For the six months ended June 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $164,931 decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of June 30, 2018 and December 31, 2017:

	June 30, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,207,870	$9,970	$(40,264)	$-	$8,177,576	$(30,294)

Political subdivisions of States,
Territories and Possessions	6,575,843	39,481	(55,324)	(28,074)	6,531,926	(43,917)

Corporate and other bonds
Industrial and miscellaneous	107,013,925	111,659	(2,617,680)	(377,166)	104,130,738	(2,883,187)

Residential mortgage and other
asset backed securities (1)	23,910,131	306,272	(159,886)	(351,224)	23,705,293	(204,838)
Total	$145,707,769	$467,382	$(2,873,154)	$(756,464)	$142,545,533	$(3,162,236)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership to the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of June 30, 2018, the fair value of the eligible investments was $6,083,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2018, there was no outstanding balance on the credit line.

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

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership to the FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the credit line.

Equity Securities

The following table presents a breakdown of the cost, fair value, and unrealized gains and losses of investments in equity securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$6,792,075	$25,774	$(43,333)	$(114,138)	$6,660,378	$(131,697)
Common stocks and exchange
traded mutual funds	10,498,963	662,490	(436,847)	-	10,724,606	225,643
Total	$17,291,038	$688,264	$(480,180)	$(114,138)	$17,384,984	$93,946

	December 31, 2017
						Net
		Gross	Gross Unrealized Losses			Unrealized
		Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(20,313)	$(120,712)	$7,000,941	$(80,158)
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(222,205)	(14,530)	7,285,257	604,515
Total	$13,761,841	$902,117	$(242,518)	$(135,242)	$14,286,198	$524,357

Other Investments

The following table presents a breakdown of the cost, fair value, and unrealized gains of our other investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017

		Fair	Unrealized		Fair	Unrealized
Category	Cost	Value	Gain	Cost	Value	Gain

Other Investments:
Hedge fund	$2,000,000	$2,120,700	$120,700	$-	$-	$-
Total	$2,000,000	$2,120,700	$120,700	$-	$-	$-

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, fair value, and unrealized gains and losses of investments in held-to-maturity securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,486	$147,553	$(5,934)	$-	$871,105	$141,619

Political subdivisions of States,
Territories and Possessions	998,898	32,522	-	-	1,031,420	32,522

Corporate and other bonds
Industrial and miscellaneous	3,142,359	33,076	(38,765)	(5,650)	3,131,020	(11,339)

Total	$4,870,743	$213,151	$(44,699)	$(5,650)	$5,033,545	$162,802

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to Maturity Securities:
U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2018 and December 31, 2017 is shown below:

	June 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	3,398,823	3,398,780	2,546,459	2,601,898
Five to ten years	865,434	880,726	1,716,884	1,794,139
More than 10 years	606,486	754,039	606,466	754,039
Total	$4,870,743	$5,033,545	$4,869,808	$5,150,076

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2018 and December 31, 2017 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$4,927,910	3.5%	$-	0.0%

Corporate and municipal bonds
AAA	982,921	0.7%	1,358,143	1.1%
AA	10,772,162	7.6%	11,319,057	9.4%
A	16,419,305	11.5%	17,199,631	14.3%
BBB	85,737,942	60.1%	68,704,768	57.3%
BB	-	0.0%	875,310	0.7%
Total corporate and municipal bonds	113,912,330	79.9%	99,456,909	82.8%

Residential mortgage backed securities
AAA	2,004,800	1.4%	2,013,010	1.7%
AA	13,535,715	9.5%	11,021,144	9.2%
A	4,870,309	3.4%	3,902,768	3.3%
CCC	2,083,369	1.5%	1,420,296	1.2%
CC	-	0.0%	120,742	0.1%
C	27,709	0.0%	28,963	0.0%
D	848,040	0.6%	1,659,479	1.4%
Non rated	335,351	0.2%	364,945	0.3%
Total residential mortgage backed securities	23,705,293	16.6%	20,531,347	17.2%

Total	$142,545,533	100.0%	$119,988,256	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2018 and December 31, 2017:

Category	June 30, 2018	December 31, 2017
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	1.88%	3.32%

Political subdivisions of States,
Territories and Possessions	3.64%	3.49%

Corporate and other bonds
Industrial and miscellaneous	4.15%	3.98%

Residential mortgage and other asset backed securities	1.99%	1.83%

Total	3.64%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Weighted average effective maturity	6.2	5.7

Weighted average final maturity	7.8	7.8

Effective duration	5.1	4.9

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2018 and December 31, 2017, 79% and 73%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,927,910	$(40,264)	3	$-	$-	-	$4,927,910	$(40,264)

Political subdivisions of
States, Territories and
Possessions	3,524,361	(55,324)	7	616,383	(28,074)	1	4,140,744	(83,398)

Corporate and other
bonds industrial and
miscellaneous	85,149,695	(2,617,680)	107	6,491,755	(377,166)	13	91,641,540	(2,994,846)

Residential mortgage and other
asset backed securities	11,139,070	(159,886)	13	9,439,267	(351,224)	15	20,578,337	(511,110)

Total fixed-maturity
securities	$104,741,036	$(2,873,154)	130	$16,547,405	$(756,464)	29	$121,288,441	$(3,629,618)

	December 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

There were 159 securities at June 30, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 75 securities at December 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022 pursuant to an underwritten public offering. The net proceeds to us were approximately $29,121,000. On December 20, 2017, we used $25,000,000 of the net proceeds from the debt offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30 2018 at the rate of 5.50% per year from December 19, 2017.

For the six months ended June 30, 2018, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2018, KICO paid dividends of $1,600,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements, – “Investments”, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2017 and are due and payable within one year of borrowing. The maximum allowable advance as of June 30, 2018, based on the net admitted assets as of December 31, 2017 was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $6,083,000 as of June 30, 2018. There were no borrowings under this facility during the six months ended June 30, 2018.

As of June 30, 2018, invested assets and cash in our holding company was approximately $6,936,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2018	2017

Cash flows provided by (used in):
Operating activities	$5,953,098	$7,372,859
Investing activities	(31,955,368)	(33,665,057)
Financing activities	(2,991,392)	28,605,143
Net (decrease) increase in cash and cash equivalents	(28,993,662)	2,312,945
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$19,387,971	$14,357,465

Net cash provided by operating activities was $5,953,000 in 2018 as compared to $7,373,000 in 2017. The $1,420,000 decrease in cash flows provided by operating activities in 2018 was primarily a result of a decrease in net income (adjusted for non-cash items) of $2,775,000, partially offset by an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $31,955,000 in 2018 compared to $33,665,000 in 2017. The $1,710,000 decrease in net cash used in investing activities was the result of a $13,189,000 increase in sales or maturities of invested assets, which offset the $11,433,000 increase in acquisitions of invested assets and the $46,000 increase in fixed asset acquisitions in 2018.

Net cash used in financing activities was $2,991,000 in 2018 compared to $28,605,000 provided in 2017. The $31,596,000 decrease in net cash provided by financing activities was the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017.

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

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Busines	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	20%	20%	40%
Risk retained	$800,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,200,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,000,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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

(4)
Effective July 1, 2018, the top $50,000,000 layer of catastrophe reinsurance coverage has a two year term expiring on June 30, 2020.
(5)
Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which we are subject to under the treaty years shown below are as follows:

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
(3)
Covered by excess of loss treaties.
(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000
	$5,000,000 - $450,000,000	None
	Over $450,000,000	100%

(1)
Treaty for July 1, 2018 – June 30, 2019 is a two year treaty with expiration date of June 30, 2019.
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

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk factors have not changed materially since they were described in our Quarterly Report on Form 10- Q for the period ended March 31, 2018 (filed May 9, 2018) in “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our risk factors have not changed materially since they were described in our Annual Report on Form 10- K for the year ended December 31, 2017 (filed March 15, 2018) in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b)  Not applicable

(c) The following table sets forth certain information with respect to purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/18 – 4/30/18	-	-	-	-
5/1/18 – 5/31/18	6,000	$17.50	-	-
6/1/18 – 6/30/18	5,775	$16.93	-	-
Total	11,775	$17.22	-	-

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

KINGSTONE COMPANIES, INC.

Dated: August 9, 2018	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: August 9, 2018	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer