Form 10-Q
period 2018-09-30
KINGSTONE COMPANIES, INC.
filed 2018-11-08
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2018, there were 10,743,373 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2018 (Unaudited) and 2017 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (Unaudited) and 2017 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4 —	Controls and Procedures	77

PART II — OTHER INFORMATION		78
Item 1 —	Legal Proceedings	78
Item 1A —	Risk Factors	78
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3 —	Defaults Upon Senior Securities	78
Item 4 —	Mine Safety Disclosures	78
Item 5 —	Other Information	78
Item 6 —	Exhibits	79
Signatures
EXHIBIT 3(a) EXHIBIT 3(b) EXHIBIT 10(a) EXHIBIT 10(b) EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32
 EXHIBIT 101.INS XBRL Instance Document
 EXHIBIT 101.SCH XBRL Taxonomy Extension Schema
 EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
 EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
 EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
 EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 under “Factors That May Affect Future Results and Financial Condition.”

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.
 Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,410,764 at September 30, 2018 and $5,150,076 at December 31, 2017)	$4,222,352	$4,869,808
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$144,572,834 at September 30, 2018 and $119,122,106 at December 31, 2017)	141,360,535	119,988,256
Equity securities, at fair value (cost of $18,494,309 at September 30, 2018 and
$13,761,841 at December 31, 2017)	18,876,690	14,286,198
Other investments	2,241,444	-
Total investments	166,701,021	139,144,262
Cash and cash equivalents	29,893,676	48,381,633
Investment subscription receivable	-	2,000,000
Premiums receivable, net	13,484,547	13,217,698
Reinsurance receivables, net	25,018,461	28,519,130
Deferred policy acquisition costs	17,123,248	14,847,236
Intangible assets, net	755,000	1,010,000
Property and equipment, net	5,798,042	4,772,577
Deferred income taxes	122,003	-
Other assets	4,476,703	2,655,527
Total assets	$263,372,701	$254,548,063

Liabilities
Loss and loss adjustment expense reserves	$53,942,957	$48,799,622
Unearned premiums	75,574,404	65,647,663
Advance premiums	2,888,720	1,477,693
Reinsurance balances payable	1,723,844	2,563,966
Deferred ceding commission revenue	2,517,468	4,266,412
Accounts payable, accrued expenses and other liabilities	6,108,345	7,487,654
Deferred income taxes	-	600,342
Long-term debt, net	29,251,206	29,126,965
Total liabilities	172,006,944	159,970,317

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,729,166 shares at September 30, 2018 and 11,618,646 at December 31, 2017; outstanding
10,701,727 shares at September 30, 2018 and 10,631,837 shares at December 31, 2017	117,291	116,186
Capital in excess of par	68,220,714	68,380,390
Accumulated other comprehensive (loss) income	(2,595,040)	1,100,647
Retained earnings	28,335,344	27,152,822
	94,078,309	96,750,045
Treasury stock, at cost, 1,027,439 shares at September 30, 2018
and 986,809 shares at December 31, 2017	(2,712,552)	(2,172,299)
Total stockholders' equity	91,365,757	94,577,746

Total liabilities and stockholders' equity	$263,372,701	$254,548,063

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Net premiums earned	$27,533,907	$21,514,408	$74,476,138	$54,837,883
Ceding commission revenue	1,044,529	1,717,610	4,430,855	8,208,000
Net investment income	1,602,371	1,033,307	4,543,226	2,917,111
Net gains (losses) on investments	352,025	20,998	(277,835)	96,915
Other income	353,077	328,330	961,581	926,189
Total revenues	30,885,909	24,614,653	84,133,965	66,986,098

Expenses
Loss and loss adjustment expenses	13,296,708	7,073,323	41,739,123	22,821,241
Commission expense	6,594,323	5,500,483	18,411,460	15,491,027
Other underwriting expenses	5,193,679	4,475,455	15,301,168	12,887,488
Other operating expenses	683,309	1,069,005	1,773,983	2,731,499
Depreciation and amortization	440,383	378,518	1,273,975	1,023,390
Interest expense	456,545	-	1,365,052	-
Total expenses	26,664,947	18,496,784	79,864,761	54,954,645

Income from operations before taxes	4,220,962	6,117,869	4,269,204	12,031,453
Income tax expense	287,232	2,043,948	296,111	3,976,560
Net income	3,933,730	4,073,921	3,973,093	8,054,893

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(242,453)	499,077	(4,591,699)	1,974,946

Reclassification adjustment for losses (gains)
included in net income	131,978	(20,998)	451,877	(96,915)
Net change in unrealized (losses) gains	(110,475)	478,079	(4,139,822)	1,878,031
Income tax benefit (expense) related to items
of other comprehensive (loss) income	12,416	(162,547)	858,377	(638,531)
Other comprehensive (loss) income, net of tax	(98,059)	315,532	(3,281,445)	1,239,500

Comprehensive income	$3,835,671	$4,389,453	$691,648	$9,294,393

Earnings per common share:
Basic	$0.37	$0.38	$0.37	$0.78
Diluted	$0.36	$0.38	$0.37	$0.77

Weighted average common shares outstanding
Basic	10,681,329	10,626,242	10,672,084	10,307,689
Diluted	10,791,123	10,832,739	10,780,590	10,500,272

Dividends declared and paid per common share	$0.1000	$0.0800	$0.3000	$0.2225

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2018, as reported	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746
Cumulative effect of adoption of updated
accounting guidance for equity
financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation	-	-	-	-	481,812	-	-	-	-	481,812
Shares deducted from exercise of stock
options for payment of withholding taxes	-	-	(33,891)	(337)	(674,314)	-	-	-	-	(674,651)
Vesting of restricted stock awards	-	-	15,752	155	(155)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(2,213)	(24)	(39,847)	-	-	-	-	(39,871)
Exercise of stock options	-	-	130,872	1,311	72,828	-	-	-	-	74,139
Acquisition of treasury stock	-	-	-	-	-	-	-	40,630	(540,253)	(540,253)
Dividends	-	-	-	-	-	-	(3,204,813)	-	-	(3,204,813)
Net income	-	-	-	-	-	-	3,973,093	-	-	3,973,093
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(3,281,445)	-	-	-	(3,281,445)
Balance, September 30, 2018	-	$-	11,729,166	$117,291	$68,220,714	$(2,595,040)	$28,335,344	1,027,439	$(2,712,552)	$91,365,757

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2018	2017

Cash flows from operating activities:
Net income	$3,973,093	$8,054,893
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net losses (gains) on investments	277,835	(96,915)
Depreciation and amortization	1,273,975	1,023,390
Amortization of bond premium, net	284,204	405,832
Amortization of discount and issuance costs on long-term debt	124,241	-
Stock-based compensation	481,812	198,046
Deferred income tax expense	136,032	322,608
(Increase) decrease in operating assets:
Premiums receivable, net	(266,849)	(1,745,402)
Reinsurance receivables, net	3,500,669	7,226,493
Deferred policy acquisition costs	(2,276,012)	(2,142,195)
Other assets	(1,824,401)	(219,189)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	5,143,335	554,078
Unearned premiums	9,926,741	8,448,528
Advance premiums	1,411,027	665,029
Reinsurance balances payable	(840,122)	(333,669)
Deferred ceding commission revenue	(1,748,944)	(2,898,092)
Accounts payable, accrued expenses and other liabilities	(1,379,309)	1,426,188
Net cash flows provided by operating activities	18,197,327	20,889,623

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(43,957,529)	(38,612,403)
Purchase - equity securities	(10,357,210)	(5,298,781)
Sale and redemption - fixed-maturity securities held-to-maturity	624,963	200,000
Sale or maturity - fixed-maturity securities available-for-sale	17,740,260	8,385,874
Sale - equity securities	5,694,121	2,571,122
Acquisition of property and equipment	(2,044,440)	(1,944,342)
Net cash flows used in investing activities	(32,299,835)	(34,698,530)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	30,136,699
Proceeds from exercise of stock options	74,139	66,517
Withholding taxes paid on net exercise of stock options	(674,651)	-
Withholding taxes paid on vested retricted stock awards	(39,871)	(17,693)
Purchase of treasury stock	(540,253)	(176,837)
Dividends paid	(3,204,813)	(2,363,993)
Net cash flows (used in) provided by financing activities	(4,385,449)	27,644,693

(Decrease) increase in cash and cash equivalents	$(18,487,957)	$13,835,786
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$29,893,676	$25,880,306

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,250,000	$3,936,000
Cash paid for interest	$875,417	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, New Hampshire and Texas. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts and Pennsylvania. Although New Jersey, Rhode Island and Massachusetts are now growing expansion markets for the Company, 92.6% and 94.5% of KICO’s direct written premiums for the three months and nine months ended September 30, 2018, respectively, came from the New York policies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.

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

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, was effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2014-09 effective January 1, 2018. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. Accordingly, the adoption of ASU 2014-09, as amended, did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Effective January 1, 2018, the Company adopted the provisions of ASU 2016-01. The updated guidance requires equity investments, including limited partnership interests, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The adoption of this guidance resulted in the recognition of approximately $414,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. The Company elected to report changes in the fair value of equity investments in net gains (losses) on investments in the condensed consolidated statements of income and comprehensive income. At December 31, 2017, equity investments were classified as available-for-sale on the Company's consolidated balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. Furthermore, for the three months and nine months ended September 30, 2018, net gain (loss) on investments of approximately $352,000 and ($278,000), respectively, in the condensed consolidated statements of income and comprehensive income included gains of approximately $409,000 and $99,000, respectively, from the fair value change of equity securities.

In August 2016, FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The revised ASU provides accounting guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. The effective date of ASU 2016-15 was for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The deferred income tax liability for unrealized gains on available-for-sale securities that were re-measured due to the reduction in corporate income tax rates under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulted in a stranded tax effect within AOCI. This is due to the effect of the tax rate change being recorded through continuing operations as required under Accounting Standards Codification 740 (“ASC 740”). The revised ASU allows for the reclassification of the stranded tax effects as a result of the Act from AOCI to retained earnings and requires certain other disclosures. Effective December 31, 2017, the Company chose to early adopt the provisions of ASU 2018-02 and recorded a one-time reclassification of $182,912 from AOCI to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,214,959	$-	$(75,222)	$-	$8,139,737	$(75,222)

Political subdivisions of States,
Territories and Possessions	6,545,242	26,468	(63,596)	(50,343)	6,457,771	(87,471)

Corporate and other bonds
Industrial and miscellaneous	106,538,272	87,788	(2,461,966)	(399,360)	103,764,734	(2,773,538)

Residential mortgage and other
asset backed securities (1)	23,274,361	288,079	(99,954)	(464,193)	22,998,293	(276,068)
Total	$144,572,834	$402,335	$(2,700,738)	$(913,896)	$141,360,535	$(3,212,299)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of September 30, 2018, the fair value of the eligible investments was approximately $5,790,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2018, there was no outstanding balance on the FHLBNY credit line.

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

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2018 and December 31, 2017 is shown below:

	September 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,689,356	$1,683,350	$2,585,479	$2,595,938
One to five years	39,607,252	39,173,793	31,716,345	32,065,197
Five to ten years	77,027,918	74,706,819	62,702,945	63,129,543
More than 10 years	2,973,947	2,798,280	1,653,984	1,666,230
Residential mortgage and other asset backed securities	23,274,361	22,998,293	20,463,353	20,531,348
Total	$144,572,834	$141,360,535	$119,122,106	$119,988,256

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

Effective January 1, 2018, the Company adopted ASU 2016-01, which resulted in changes in the fair value of equity securities held at September 30, 2018 being reported in net income instead of being reported in comprehensive income. See Note 2, Accounting Policies, for additional discussion. The cost, fair value, and gross gains and losses of investments in equity securities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
		Gross	Gross	Fair
Category	Cost	Gains	Losses	Value

Equity Securities:
Preferred stocks	$6,865,381	$20,121	$(188,302)	$6,697,200
Common stocks and exchange
traded mutual funds	11,628,928	1,131,212	(580,650)	12,179,490
Total	$18,494,309	$1,151,333	$(768,952)	$18,876,690

	December 31, 2017
		Gross	Gross	Fair
Category	Cost	Gains	Losses	Value

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(141,025)	$7,000,941
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(236,735)	7,285,257
Total	$13,761,841	$902,117	$(377,760)	$14,286,198

Other Investments

The cost, fair value, and gross gains of the Company’s other investments as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
		Gross	Fair		Gross	Fair
Category	Cost	Gains	Value	Cost	Gains	Value

Other Investments:
Hedge fund	$2,000,000	$241,444	$2,241,444	$-	$-	$-
Total	$2,000,000	$241,444	$2,241,444	$-	$-	$-

Held-to-Maturity Securities

The amortized cost, fair value, and unrealized gains and losses of investments in held-to-maturity fixed-maturity securities as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	Net Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,496	$147,543	$(7,649)	$-	$869,390	$139,894

Political subdivisions of States,
Territories and Possessions	998,852	24,393	-	-	1,023,245	24,393

Corporate and other bonds
Industrial and miscellaneous	2,494,004	36,835	(5,100)	(7,610)	2,518,129	24,125

Total	$4,222,352	$208,771	$(12,749)	$(7,610)	$4,410,764	$188,412

	December 31, 2017

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	Net Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2018 and December 31, 2017 is shown below:

	September 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,996,308	3,030,709	2,546,459	2,601,898
Five to ten years	619,548	626,016	1,716,884	1,794,139
More than 10 years	606,496	754,039	606,465	754,039
Total	$4,222,352	$4,410,764	$4,869,808	$5,150,076

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Income:
Fixed-maturity securities	$1,386,931	$926,170	$3,898,730	$2,607,166
Equity securities	214,498	143,826	609,086	408,812
Cash and cash equivalents	44,024	5,772	159,865	14,446
Total	1,645,453	1,075,768	4,667,681	3,030,424
Expenses:
Investment expenses	43,082	42,461	124,455	113,313
Net investment income	$1,602,371	$1,033,307	$4,543,226	$2,917,111

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $624,963 and $200,000 for the nine months ended September 30, 2018 and 2017, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $17,740,260 and $8,385,874 for the nine months ended September 30, 2018 and 2017, respectively.

Proceeds from the sale of equity securities were $5,694,121 and $2,571,122 for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$4,750	$5,542	$116,961	$67,260
Gross realized losses (1)	(77,192)	(56,783)	(560,418)	(167,340)
	(72,442)	(51,241)	(443,457)	(100,080)

Equity securities:
Gross realized gains	121,609	229,792	436,859	386,057
Gross realized losses	(106,321)	(107,553)	(370,705)	(139,062)
	15,288	122,239	66,154	246,995

Net realized (losses) gains	(57,154)	70,998	(377,303)	146,915

Other-than-temporary impairment losses:
Fixed-maturity securities	-	(50,000)	-	(50,000)

Unrealized Gains (Losses)

Equity securities:
Gross gains	288,435	-	-	-
Gross losses	-	-	(141,976)	-
	288,435	-	(141,976)	-

Other investments:
Gross gains	120,744	-	241,444	-
Gross losses	-	-	-	-
	120,744	-	241,444	-

Net unrealized gains	409,179	-	99,468	-

Net gains (losses) on investments	$352,025	$20,998	$(277,835)	$96,915

(1)
Gross realized losses for the nine months ended September 30, 2018 and 2017 include a $23,912 and a $747 loss, respectively, from the redemption of fixed-maturity securities held-to-maturity.

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities (and reviewed its equity securities portfolios prior to January 1, 2018) to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive (loss) income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive (loss) income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of income and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2018 and December 31, 2017, there were 166 and 62 fixed-maturity securities, respectively, and 13 equity securities at December 31, 2017 that accounted for the gross unrealized loss, respectively. In December 2017, the Company disposed of one of its held-to-maturity debt securities that was previously recorded in OTTI, a bond issued by the Commonwealth of Puerto Rico. In July 2016, Puerto Rico defaulted on its interest payment to bondholders. Due to the credit deterioration of Puerto Rico, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of Puerto Rico and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment through December 31, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of investments for the nine months ended September 30, 2018 and 2017. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2018 as follows:

	September 30, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,139,737	$(75,222)	7	$-	$-	-	$8,139,737	$(75,222)

Political subdivisions of
States, Territories and
Possessions	3,396,474	(63,596)	7	1,122,656	(50,343)	2	4,519,130	(113,939)

Corporate and other
bonds industrial and
miscellaneous	86,846,478	(2,461,966)	108	6,950,836	(399,360)	14	93,797,314	(2,861,326)

Residential mortgage and other
asset backed securities	8,593,080	(99,954)	10	11,453,668	(464,193)	18	20,046,748	(564,147)

Total fixed-maturity
securities	$106,975,769	$(2,700,738)	132	$19,527,160	$(913,896)	34	$126,502,929	$(3,614,634)

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

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,139,737	$-	$-	$8,139,737

Political subdivisions of
States, Territories and
Possessions	-	6,457,771	-	6,457,771

Corporate and other
bonds industrial and
miscellaneous	100,090,703	3,674,031	-	103,764,734

Residential mortgage and other asset backed securities	-	22,998,293	-	22,998,293
Total fixed maturities	108,230,440	33,130,095	-	141,360,535
Equity securities	18,876,690	-	-	18,876,690
Total investments	$127,107,130	$33,130,095	$-	$160,237,225

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,315,443	$-	$11,315,443

Corporate and other
bonds industrial and
miscellaneous	83,597,300	4,544,165	-	88,141,465

Residential mortgage and other asset backed securities	-	20,531,348	-	20,531,348
Total fixed maturities	83,597,300	36,390,956	-	119,988,256
Equity securities	14,286,198	-	-	14,286,198
Total investments	$97,883,498	$36,390,956	$-	$134,274,454

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table sets forth the Company’s investment in a hedge fund investment measured at NAV per share (or its equivalent) as of September 30, 2018 and December 31, 2017. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2018	December 31, 2017

Other Investments:
Hedge fund	$2,241,444	$-
Total	$2,241,444	$-

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of income and comprehensive income within net gains (losses) on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments and real estate:

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

Long-term debt:  The carrying value reported in the condensed consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity	$4,222,352	$4,410,764	$4,869,808	$5,150,076
Cash and cash equivalents	$29,893,676	$29,893,676	$48,381,633	$48,381,633
Investment subscription receivable	$-	$-	$2,000,000	$2,000,000
Premiums receivable, net	$13,484,547	$13,484,547	$13,217,698	$13,217,698
Reinsurance receivables, net	$25,018,461	$25,018,461	$28,519,130	$28,519,130
Real estate, net of accumulated depreciation	$2,199,140	$2,705,000	$2,261,829	$2,705,000
Reinsurance balances payable	$1,723,844	$1,723,844	$2,563,966	$2,563,966
Long-term debt, net	$29,251,206	$29,251,206	$29,126,965	$29,126,965

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2018
Premiums written	$107,175,413	$842	$(19,409,423)	$87,766,832
Change in unearned premiums	(9,930,503)	3,762	(3,363,953)	(13,290,694)
Premiums earned	$97,244,910	$4,604	$(22,773,376)	$74,476,138

Nine months ended September 30, 2017
Premiums written	$89,423,758	$18,203	$(20,719,037)	$68,722,924
Change in unearned premiums	(8,456,690)	8,162	(5,436,513)	$(13,885,041)
Premiums earned	$80,967,068	$26,365	$(26,155,550)	$54,837,883

Three months ended September 30, 2018
Premiums written	$38,785,453	$18	$(2,683,699)	$36,101,772
Change in unearned premiums	(4,435,174)	698	(4,133,389)	(8,567,865)
Premiums earned	$34,350,279	$716	$(6,817,088)	$27,533,907

Three months ended September 30, 2017
Premiums written	$32,839,891	$11,910	$(590,482)	$32,261,319
Change in unearned premiums	(4,407,894)	(165)	(6,338,852)	(10,746,911)
Premiums earned	$28,431,997	$11,745	$(6,929,334)	$21,514,408

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2018 and December 31, 2017 was $2,888,720 and $1,477,693, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30,
	2018	2017

Balance at beginning of period	$48,799,622	$41,736,719
Less reinsurance recoverables	(16,748,908)	(15,776,880)
Net balance, beginning of period	32,050,714	25,959,839

Incurred related to:
Current year	41,611,658	23,071,466
Prior years	127,465	(250,225)
Total incurred	41,739,123	22,821,241

Paid related to:
Current year	23,404,909	12,955,928
Prior years	12,160,419	8,176,715
Total paid	35,565,328	21,132,643

Net balance at end of period	38,224,509	27,648,437
Add reinsurance recoverables	15,718,448	14,642,360
Balance at end of period	$53,942,957	$42,290,797

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $11,668,527 and $8,503,237 for the nine months ended September 30, 2018 and 2017, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2018 and 2017 was $127,465 unfavorable and $(250,225), favorable, respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. On at least a quarterly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior periods. Several methods are used, varying by line of business and accident year, in order to select the estimated period-end loss reserves. These methods include the following:

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2015 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2018, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2018 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2009 to December 31, 2015 is presented as supplementary unaudited information.

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2018
Accident	For the Years Ended December 31,									Nine Months Ended September 30,	IBNR	Cumulative Number of Reported Claims by Accident Year
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2015)									(Unaudited)

2009	$ 4,403	$ 4,254	$ 4,287	$ 4,384	$ 4,511	$ 4,609	$ 4,616	$ 4,667	$ 4,690	$ 4,670	$ 0	1,136
2010		5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,840	6,785	(1)	1,616
2011			7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,147	2	1,913
2012				9,539	9,344	10,278	10,382	10,582	10,790	10,770	19	4,702	(1)
2013					10,728	9,745	9,424	9,621	10,061	10,000	132	1,560
2014						14,193	14,260	14,218	14,564	14,954	309	2,129
2015							22,340	21,994	22,148	22,186	642	2,546
2016								26,062	24,941	24,256	1,646	2,860
2017									31,605	32,146	3,376	3,322
2018										39,653	6,386	2,953
									Total	$ 174,567
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,									Nine Months Ended September 30,
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2015)									(Unaudited)

2009	$ 2,298	$ 3,068	$ 3,607	$ 3,920	$ 4,134	$ 4,362	$ 4,424	$ 4,468	$ 4,487	$ 4,659
2010		2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,772	6,778
2011			3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,717
2012				3,950	5,770	7,127	8,196	9,187	10,236	10,302
2013					3,405	5,303	6,633	7,591	8,407	8,834
2014						5,710	9,429	10,738	11,770	13,508
2015							12,295	16,181	18,266	19,473
2016								15,364	19,001	20,098
2017									16,704	23,499
2018										22,223
									Total	$ 138,091

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$36,476
All outstanding liabilities before 2009, net of reinsurance										199
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$ 36,675

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	September 30, 2018
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$36,675
Total reinsurance recoverable on unpaid losses	15,718
Unallocated loss adjustment expenses	1,550
Total gross liability for loss and LAE reserves	$53,943

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2017 through June 30, 2018 treaty year and the new treaty year that began on July 1, 2018 (“2017/2019 Treaty”). The Company’s quota share reinsurance treaties in effect for the nine months ended September 30, 2017 were covered under the 2017/2019 Treaty and July 1, 2016 through June 30, 2017 treaty year (“2016/2017 Treaty”).

In March 2017, the Company bound its personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 53%, from 52% in the 2016/2017 Treaty. The 2017/2019 Treaty covers a two year period from July 1, 2017 through June 30, 2019. In August 2018, the Company terminated its contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% from 20%.

The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Busines	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	10%	20%	40%
Risk retained	$900,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,100,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,500,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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

Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$900,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,500,000
	$5,000,000 - $450,000,000	None
	Over $450,000,000	100%
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

The Company’s estimated ultimate treaty year loss ratios (“Loss Ratio(s)”) for treaties in effect for the three months and nine months ended September 30, 2018 are attributable to contracts for the 2017/2019 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the three months and nine months ended September 30, 2017 are attributable to contracts for the 2017/2019 Treaty and 2016/2017 Treaty.

Treaty in effect for the three months and nine months ended September 30, 2018

Under the 2017/2019 Treaty, the Company receives an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Ratios for the period July 1, 2018 through September 30, 2018 attributable to the 2017/2019 Treaty were consistent with the contractual Loss Ratio at which provisional ceding commissions were earned, and therefore no contingent commission adjustment was recorded for the three months ended September 30, 2018. The Company’s Loss Ratios for the period July 1, 2017 through June 30, 2018 attributable to the 2017/2019 Treaty were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the six months ended June 30, 2018, the Company incurred negative contingent ceding commissions as a result of the estimated Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

Treaty in effect for the three months and nine months ended September 30, 2017

Under the 2017/2019 and 2016/2017 Treaty, the Company received an upfront fixed provisional rate that was subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through September 30, 2017 (attributable to the 2017/2019 Treaty), and from July 1, 2016 through June 30, 2017 (attributable to the 2016/2017 Treaty) were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no contingent commission adjustments were recorded for the three months and nine months ended September 30, 2017 with respect to these treaties.

In addition to the treaties that were in effect for the three months and nine months ended September 30, 2018 and 2017, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Provisional ceding commissions earned	$1,255,034	$1,921,457	$5,468,314	$8,689,803
Contingent ceding commissions earned	(210,505)	(203,847)	(1,037,459)	(481,803)
	$1,044,529	$1,717,610	$4,430,855	$8,208,000

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2018 and December 31, 2017, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,205,000 and $1,850,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Short-term Debt

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $18,400 as of September 30, 2018. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance as of September 30, 2018 was approximately $9,849,000 based on KICO’s net admitted assets as of December 31, 2017. Advances are limited to the amount of available collateral, which was approximately $5,790,000 as of September 30, 2018. There were no borrowings under this facility during the period ended September 30, 2018.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2018 at the rate of 5.50% per year from December 19, 2017. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(137,877)	(162,209)
Issuance costs	(610,917)	(710,826)
Long-term debt, net	$29,251,206	$29,126,965

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

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. A registration statement relating to the debt issued in the offering of the Notes was filed with the SEC and became effective on November 28, 2017.

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

On March 1, 2017, the Company used $23,000,000 of the net proceeds from the offering to contribute capital to its insurance subsidiary, KICO, to support its ratings upgrade plan and additional growth. The remainder of the net proceeds are being used for general corporate purposes. A shelf registration statement relating to the shares sold in the offering was filed with the SEC and became effective on January 19, 2017.

Dividends Declared and Paid

Dividends declared and paid on common stock were $3,204,813 and $2,363,993 for the nine months ended September 30, 2018 and 2017, respectively. The Company’s Board of Directors approved a quarterly dividend on November 7, 2018 of $.10 per share payable in cash on December 14, 2018 to stockholders of record as of November 30, 2018 (see Note 13).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s common stock are permitted to be issued pursuant to options granted and restricted stock issued. Pursuant to the Company’s 2014 Equity Participation Plan (the “2014 Plan”) a maximum of 700,000 shares of common stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Compensation Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan.

The results of operations for the three months ended September 30, 2018 and 2017 include stock-based compensation expense related to stock options totaling approximately $1,000 and $5,000 respectively. The results of operations for the nine months ended September 30, 2018 and 2017 include stock-based compensation expense related to stock options totaling approximately $5,000 and $35,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of 17% for the three months and nine months ended September 30, 2018 and 2017. Such amounts have been recorded in the condensed consolidated statements of income and comprehensive income within other operating expenses.

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the nine months ended September 30, 2018 and 2017.

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the nine months ended September 30, 2018 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	341,150	$6.69	1.67	$4,131,028

Granted	-	$-	-	$-
Exercised	(175,250)	$6.32	-	$2,364,143
Forfeited	-	$-	-	$-

Outstanding at September 30, 2018	165,900	$7.09	1.22	$1,976,245

Vested and Exercisable at September 30, 2018	155,900	$7.01	1.14	$1,869,508

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $19.00 closing price of the Company’s common stock on September 30, 2018. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was $2,364,143, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $74,063 from the exercise of options for the purchase of 12,750 shares of common stock during the nine months ended September 30, 2018. The Company received 7,855 shares from the exercise of options under a Share Exchange for the purchase of 30,000 shares of common stock during the nine months ended September 30, 2018. The remaining 132,500 options exercised during the nine months ended September 30, 2018 were Net Exercises, resulting in the issuance of 54,231 shares of common stock. The Company received cash proceeds of $66,517 from the exercise of options for the purchase of 11,750 shares of common stock during the nine months ended September 30, 2017. The remaining 2,750 options exercised during the nine months ended September 30, 2017 were Net Exercises, resulting in the issuance of 1,828 shares of common stock.

As of September 30, 2018, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $2,000. Unamortized compensation cost as of September 30, 2018 is expected to be recognized over a remaining weighted-average vesting period of 0.05 years.

As of September 30, 2018, there were 463,034 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the nine months ended September 30, 2018 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2018	47,337	$14.35	$679,180

Granted	90,004	$19.09	$1,717,958
Vested	(15,752)	$14.07	$(221,613)
Forfeited	(664)	$15.00	$(9,960)

Balance at September 30, 2018	120,925	$17.91	$2,165,565

Fair value was calculated using the closing price of the Company’s common stock on the grant date. For the three months ended September 30, 2018 and 2017, stock-based compensation of approximately $196,000 and $65,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2018 and 2017, stock-based compensation of approximately $477,000 and $163,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

On December 22, 2017, the Tax Act was enacted by the U.S. federal government. The Company has accounted for the material impacts of the Tax Act by re-measuring its deferred tax assets/(liabilities) at the 21% enacted tax rate as of December 31, 2017. Upon completion of the 2017 U.S. income tax return in 2018, the Company did not identify any additional re-measurement adjustments to its recorded deferred tax liabilities and the one-time transition tax. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryovers (1)	$87,018	$103,655
Claims reserve discount	357,793	300,005
Unearned premium	3,048,775	2,431,301
Deferred ceding commission revenue	528,668	895,947
Net unrealized loss of securities - available for sale	537,678	-
Other	329,273	382,522
Total deferred tax assets	4,889,205	4,113,430

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	3,595,882	3,117,920
Intangibles	158,550	212,100
Depreciation and amortization	253,227	328,735
Net unrealized gains of securities - available for sale	-	295,474
Total deferred tax liabilities	4,767,202	4,713,772

Net deferred income tax asset (liability)	$122,003	$(600,342)

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2018	2017	Expiration
State only (A)	$1,146,036	$824,996	December 31, 2038
Valuation allowance	(1,061,118)	(725,541)
State only, net of valuation allowance	84,918	99,455
Amount subject to Annual Limitation, federal only (B)	2,100	4,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$87,018	$103,655

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2018 and December 31, 2017 was approximately $17,631,000 and $12,692,000, respectively. KICO is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2038.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2018 and 2017. If any had been recognized these would have been reported in income tax expense.

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

Note 10 – Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted average number of shares outstanding	10,681,329	10,626,242	10,672,084	10,307,689

Effect of dilutive securities, common share equivalents
Stock options	98,749	197,133	100,628	189,211
Restricted stock awards	11,045	9,364	7,878	3,372

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,791,123	10,832,739	10,780,590	10,500,272

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At September 30, 2018, cumulative rent expense exceeded cumulative rent payments by $91,900. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of September 30, 2018, aggregate future minimum rental commitments under the Company’s modified lease agreement are as follows:

For the Year
Ending
December 31,	Total
2018 (three months)	$41,379
2019	169,861
2020	175,806
2021	181,959
2022	188,328
Thereafter	244,064
Total	$1,001,397

Rent expense for the three months ended September 30, 2018 and 2017 amounted to $41,342 for each period. Rent expense for the nine months ended September 30, 2018 and 2017 amounted to $124,026 for each period. Rent expense is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses.

Employment Agreement

Barry Goldstein

On October 16, 2018, the Company entered into an amended and restated employment agreement with Barry Goldstein, its President, Chairman of the Board and Chief Executive Officer, effective as of January 1, 2019 and expiring on December 31, 2021 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Goldstein will step down as Chief Executive Officer on January 1, 2019 and has currently been named Executive Chairman of the Board.

Mr. Goldstein will be entitled to receive an annual base salary of $636,500 for the calendar year 2019 and $500,000 for each of the calendar years 2020 and 2021. In addition, Mr. Goldstein is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss) and net realized gains (losses) on investments. In addition, pursuant to the Amended Employment Agreement, Mr. Goldstein will continue to be entitled to a long-term compensation award (“LTC”) (which is a continuation of the previous terms under the agreement in effect since January 1, 2017) of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Amended Employment Agreement) as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Further, pursuant to the Amended Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Amended Employment Agreement), Mr. Goldstein would be entitled to receive separation payments equal to his then applicable base salary, the 3% bonus and the LTC payment for the remainder of the term. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to three times his then annual salary and the target LTC payment in the event of the termination of his employment following a change of control of the Company. Pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during the first 30 days of January 2020, with respect to a number of shares of restricted stock determined by dividing $436,500 by the fair market value of the Company stock on the date of grant. The January 2020 grant will become vested with respect to fifty percent (50%) of the award on each of December 31, 2020 and December 31, 2021 based on continued provision of services on each vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the 2014 Plan, during the first 30 days of 2021, with respect to a number of shares of restricted stock determined by dividing $236,500 by the fair market value of the Company stock on the date of grant. The January 2021 grant will become vested as of December 31, 2021 based on continued provision of services on the vesting date.

Dale A. Thatcher

(1)
Agreement in effect for the year ended December 31, 2018

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into an employment agreement (the “Thatcher Employment Agreement”) pursuant to which Mr. Thatcher serves as the Company’s Chief Operating Officer.  Mr. Thatcher also serves as KICO’s President.  The Thatcher Employment Agreement became effective as of March 15, 2018 and expires on December 31, 2018.

Pursuant to the Thatcher Employment Agreement, Mr. Thatcher is entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary.  Concurrently with the execution of the Thatcher Employment Agreement, the Company granted to Mr. Thatcher 35,715 shares of restricted Common Stock under the 2014 Plan.  The shares granted will vest in three equal installments on each of the three anniversaries following the grant date, subject to the terms of the restricted stock grant agreement between the Company and Mr. Thatcher.

(2)
Agreement in effect as of January 1, 2019

On October 16, 2018, the Company and Mr. Thatcher entered into an Employment Agreement effective as of January 1, 2019 and expiring on December 31, 2021 (the “2019 Thatcher Employment Agreement”). Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher will be promoted at such time to succeed Mr. Goldstein as Chief Executive Officer. Mr. Thatcher will continue to serve as a director and will remain President of KICO.

Mr. Thatcher will be entitled to receive an annual base salary of $500,000 for 2019, $630,000 for 2020 and no increase in 2021. In addition, Mr. Thatcher is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss) and net realized gains (losses) on investments. Pursuant to the 2019 Thatcher Employment Agreement, in the event that Mr. Thatcher’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the 2019 Thatcher Employment Agreement), Mr. Thatcher would be entitled to receive separation payments equal to his then applicable base salary and the 3% bonus for the remainder of the term. Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher will be entitled to receive a grant, under the terms of the 2014 Equity Plan, with respect to a number of shares of restricted stock in each of 2019, 2020 and 2021 determined by dividing $750,000, $1,250,000 and $1,500,000, respectively, by the fair market value of the Company stock on the date of grant.  Each grant vests ratably over a three year period from the date of grant.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of September 30, 2018 amounted to $149,359 and is recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. The Company made voluntary contributions of $1,482 for the three months and nine months ended September 30, 2018, which are recorded in other operating expenses in the condensed consolidated statements of income and comprehensive income.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2018 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On November 7, 2018, the Company’s Board of Directors approved a quarterly dividend of $.10 per share payable in cash on December 14, 2018 to stockholders of record as of the close of business on November 30, 2018 (see Note 8).

Employment Agreements

See Note 11 Commitments and Contingencies.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Pennsylvania and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, New Hampshire and Texas. For the three months and nine months ended September 30, 2018, 92.6% and 94.5% of KICO’s direct written premiums came from the New York policies, respectively.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$107,175	$89,424	$17,751	19.9%
Assumed written premiums	1	18	(17)	(94.4)%
	107,176	89,442	17,734	19.8%
Ceded written premiums
Ceded to quota share treaties in force during the period	12,690	18,943	$(6,253)	(33.0)%
Return of premiums previously ceded to prior quota share treaties	(4,553)	(7,140)	2,587	(36.2)%
Ceded to quota share treaties	8,137	11,803	(3,666)	(31.1)%
Ceded to excess of loss treaties	988	903	85	9.4%
Ceded to catastrophe treaties	10,284	8,013	2,271	28.3%
Total ceded written premiums	19,409	20,719	(1,310)	(6.3)%

Net written premiums	87,767	68,723	19,044	27.7%

Change in unearned premiums
Direct and assumed	(9,927)	(8,449)	(1,478)	17.5%
Ceded to quota share treaties	(3,364)	(5,437)	2,073	(38.1)%
Change in net unearned premiums	(13,291)	(13,886)	595	(4.3)%

Premiums earned
Direct and assumed	97,249	80,994	16,255	20.1%
Ceded to reinsurance treaties	(22,773)	(26,156)	3,383	(12.9)%
Net premiums earned	74,476	54,838	19,638	35.8%
Ceding commission revenue
Excluding the effect of catastrophes	4,890	8,208	(3,318)	(40.4)%
Effect of catastrophes	(459)	-	(459)	n/a%
Total ceding commission revenue	4,431	8,208	(3,777)	(46.0)%
Net investment income	4,543	2,917	1,626	55.7%
Net (losses) gains on investments	(278)	97	(375)	(386.6)%
Other income	962	926	36	3.9%
Total revenues	84,134	66,986	17,148	25.6%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	42,603	31,324	11,279	36.0%
Losses from catastrophes (1)	10,805	-	10,805	n/a%
Total direct and assumed loss and loss adjustment expenses	53,408	31,324	22,084	70.5%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,984	8,503	(1,519)	(17.9)%
Losses from catastrophes (1)	4,685	-	4,685	n/a%
Total ceded loss and loss adjustment expenses	11,669	8,503	3,166	37.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	35,619	22,821	12,798	56.1%
Losses from catastrophes (1)	6,120	-	6,120	n/a%
Net loss and loss adjustment expenses	41,739	22,821	18,918	82.9%

Commission expense	18,411	15,491	2,920	18.8%
Other underwriting expenses	15,301	12,887	2,414	18.7%
Other operating expenses	1,774	2,732	(958)	(35.1)%
Depreciation and amortization	1,274	1,023	251	24.5%
Interest expense	1,365	-	1,365	n/a%
Total expenses	79,864	54,954	24,910	45.3%

Income from operations before taxes	4,269	12,032	(7,763)	(64.5)%
Income tax expense	296	3,977	(3,681)	(92.6)%
Net income	$3,973	$8,055	$(4,082)	(50.7)%

(1)
The nine months ended September 30, 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	56.0%	41.6%	14.4	34.6%
Net underwriting expense ratio	38.1%	35.2%	2.9	8.2%
Net combined ratio	94.1%	76.8%	17.3	22.5%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2018 (“Nine Months 2018”) were $107,175,000 compared to $89,424,000 during the nine months ended September 30, 2017 (“Nine Months 2017”). The increase of $17,751,000, or 19.9%, was primarily due to an increase in policies in force during Nine Months 2018 as compared to Nine Months 2017 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. During Nine Months 2017, we started writing homeowners policies in New Jersey and Rhode Island. In Nine Months 2018, we started writing homeowners policies in Massachusetts. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $5,919,000 in Nine Months 2018, compared to $953,000 in Nine Months 2017. Policies in-force increased by 19.3% as of September 30, 2018 compared to September 30, 2017.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Nine Months 2018 and Nine Months 2017. For purposes of the discussion herein, the change in the quota share ceding rates on each of July 1, 2018 and 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2017/2019 Treaty")	("2017/2019 Treaty")	("2016/2017 Treaty")	("2017/2019 Treaty")
Quota share reinsurance rates
Personal lines	20%(1)	10%(1)	40%	20%(1)

(1) 2017/2019 Treaty is a two year treaty, quota share reinurance rate was reduced to 10% effective July 1, 2018
See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2018 and 2017.

Net written premiums increased $19,044,000, or 27.7%, to $87,767,000 in Nine Months 2018 from $68,723,000 in Nine Months 2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reductions of our personal lines quota share reinsurance rate to 20% and 10% on July 1, 2017 and July 1, 2018, respectively.

Change in quota share ceding rate

Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. The Cut-off of this treaty on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. Our quota share ceding rate changed from 40% to 20% in Nine Months 2017 resulting in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded. The table below shows the effect of the $4,553,000 and $7,140,000 return of ceded premiums on net written premiums for Nine Months 2018 and Nine Months 2017, respectively:

	Nine months ended September 30,
($ in thousands)	2018	2017	Change	Percent

Net written premiums	$87,767	$68,723	$19,044	27.7%
Return of premiums previously ceded to prior quota share treaties	4,553	7,140	(2,587)	(36.2)%
Net written premiums without the effect of the July 1 Cut-off	$83,214	$61,583	$21,631	35.1%

Without the effect of the July 1 Cut-offs, net written premiums increased by $21,631,000, or 35.1%, in Nine Months 2018 compared to Nine Months 2017.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In Nine Months 2018, our ceded excess of loss reinsurance premiums increased by $85,000 over the comparable ceded premiums for Nine Months 2017. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Nine Months 2018, our premiums ceded under catastrophe treaties increased by $2,271,000 over the comparable ceded premiums for Nine Months 2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Nine Months 2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $19,638,000, or 35.8%, to $74,476,000 in Nine Months 2018 from $54,838,000 in Nine Months 2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017 and 2018, as a result of the reductions of the quota share percentage in our personal lines quota share treaties.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Nine Months 2018 and Nine Months 2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2017/2019 Treaty")	("2017/2019 Treaty")	("2016/2017 Treaty")	("2017/2019 Treaty")
Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%	52%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$5,468	$8,690	$(3,222)	(37.1)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(578)	(482)	(96)	19.9%
Effect of catastrophes on ceding commissions earned	(459)	-	(459)	n/a
Contingent ceding commissions earned	(1,037)	(482)	(555)	115.1%

Total ceding commission revenue	$4,431	$8,208	$(3,777)	(46.0)%

Ceding commission revenue was $4,431,000 in Nine Months 2018 compared to $8,208,000 in Nine Months 2017. The decrease of $3,777,000, or 46.0%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $3,222,000 decrease in provisional ceding commissions earned is primarily due to the decreases in the quota share ceding rate: (1) effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018, and (2) effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2017 through June 30, 2017; thus there were fewer ceded premiums in Nine Months 2018 available to earn ceding commissions than there were in Nine Months 2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the one percentage point increase in our provisional ceding commission rate as disclosed in the table above.

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

The 2017/2019 Treaty and 2016/2017 Treaty structures limit the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Nine Months 2018, catastrophe losses of $1,497,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2018.

Net Investment Income

Net investment income was $4,543,000 in Nine Months 2018 compared to $2,917,000 in Nine Months 2017. The increase of $1,626,000, or 55.7%, was due to an increase in average invested assets in Nine Months 2018. The average yield on invested assets was 3.72% as of September 30, 2018 compared to 3.63% as of September 30, 2017. The pre-tax equivalent yield on invested assets was 3.44% and 3.84% as of September 30, 2018 and 2017, respectively.

Cash and invested assets were $196,595,000 as of September 30, 2018, compared to $155,738,000 as of September 30, 2017. The $40,857,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $29,122,000 that we received in December 2017 from our debt offering and increased operating cash flows for the period after September 30, 2017.

Net Gains and Losses on Investments

Net losses on investments were $278,000 in Nine Months 2018 compared to a net gain of $97,000 in Nine Months 2017. The increased loss of $375,000, was primarily attributable to an accounting standard change (ASU 2016-01, see Note 2) with respect to the changes in fair value of equity securities and other investments. Historically, the change in unrealized gains (losses) for these investments would flow through other comprehensive income. As a result of the new accounting standard, the change in unrealized gains (losses) is now recorded in the statements of income and comprehensive income. Unrealized gains on our equity securities and other investments in Nine Months 2018 were $99,000. Realized losses on investments was $377,000 in Nine Months 2018 compared to realized gains of $97,000 in Nine Months 2017.

Other Income

Other income was $962,000 in Nine Months 2018 compared to $926,000 in Nine Months 2017. The increase of $36,000, or 3.9%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $41,739,000 in Nine Months 2018 compared to $22,821,000 in Nine Months 2017. The net loss ratio was 56.0% in Nine Months 2018 compared to 41.6% in Nine Months 2017, an increase of 14.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

(Components may not sum to totals due to rounding)

During Nine Months 2018, the net loss ratio increased compared to Nine Months 2017 primarily due to the impact of catastrophe losses related to First Quarter winter weather. In Nine Months 2018 there have been eight catastrophic events that have affected us, with most of the impact related to several major winter storms. We recorded an 8.2 point impact from catastrophes in Nine Months 2018, driving most of the 14.4 point increase in the overall loss ratio from Nine Months 2017, for which there was no impact from catastrophe events.  In addition to the impact of catastrophes, we have recorded 0.2 points of unfavorable prior year loss development in Nine Months 2018 compared to 0.5 points of favorable prior year development in Nine Months 2017. The underlying loss ratio excluding the impact of catastrophes and prior year development was 47.7% in Nine Months 2018, an increase of 5.6 points from the 42.1% underlying loss ratio for Nine Months 2017.  The underlying loss ratio increased due to a greater impact from large claims in Nine Months 2018 compared to Nine Months 2017 and higher average claim severity on smaller claims. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $18,411,000 in Nine Months 2018 or 18.9% of direct earned premiums. Commission expense was $15,491,000in Nine Months 2017 or 19.1% of direct earned premiums. The increase of $2,920,000 is primarily due to the increase in direct earned premiums in Nine Months 2018 as compared to Nine Months 2017.

Other Underwriting Expenses

Other underwriting expenses were $15,301,000 in Nine Months 2018 compared to $12,887,000 in Nine Months 2017. The increase of $2,414,000, or 18.7%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to expansion into the states where we are newly licensed to write business (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $1,237,000 in Nine Months 2018 compared to $738,000 in Nine Months 2017. The increase of $499,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $6,233,000 in Nine Months 2018 compared to $5,451,000 in Nine Months 2017. The increase of $782,000, or 14.3%, was less than the 19.9% increase in total direct written premiums, which is not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, hiring our new Chief Operating Officer in March 2018 as well as annual increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Nine months ended		$ or
	September 30,		Point
	2018	2017	Change

Net premiums earned
Core	$72,379	$54,730	$17,649
Expansion	2,097	108	1,989
Total	$74,476	$54,838	$19,638

Other underwriting expenses
Core	$14,063	$12,146	$1,917
Expansion	1,238	741	497
Total	$15,301	$12,887	$2,414

Other underwriting expenses as a percentage
of net premiums earned
Core	19.4%	22.2%	-2.8%
Expansion	59.0%	686.1%	-627.1%
Total	20.6%	23.5%	-2.9%

The ratio of Core other underwriting expenses to Core net premiums earned was 20.6% in Nine Months 2018 compared to 23.5% in Nine Months 2017, a decrease of 2.9 percentage points.

Our net underwriting expense ratio in Nine Months 2018 was 38.1% compared to 35.2% in Nine Months 2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(7.3)%	(15.8)%	8.5
Ceding commission revenue - contingent	1.4	0.9	0.5
Other income	(1.3)	(1.6)	0.3
Acquisition costs and other underwriting expenses:
Commission expense	24.7	28.2	(3.5)
	17.5	11.7	5.8
Other underwriting expenses
Core
Employment costs	8.4	9.9	(1.5)
Other Core Expenses	10.5	12.3	(1.8)
Total Core Expenses	18.9	22.2	(3.3)
Expansion Expenses	1.7	1.3	0.4
Total other underwriting expenses	20.6	23.5	(2.9)

Net underwriting expense ratio	38.1%	35.2%	2.9

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 3.3 points from the impact of employment costs and other expenses attributable to our growing Core business, partially offset by the impact from increased costs related to Expansion business.

The overall increase of 2.9 percentage points in the net underwriting expense ratio was driven almost entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaty on July 1, 2018. The components of our net underwriting expense ratio related to commissions and other underwriting expenses improved in nearly all categories, but this was more than offset by reductions in the reinsurance ceding commission revenue components.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $1,774,000 in Nine Months 2018 compared to $2,732,000 in Nine Months 2017. The decrease in Nine Months 2018 of $958,000, or 35.1%, was primarily due to decreases in executive bonus compensation, partially offset by an increase in salary and equity compensation due to the hiring of Dale A. Thatcher, our new Chief Operating Officer, in March 2018.

Depreciation and Amortization

Depreciation and amortization was $1,274,000 in Nine Months 2018 compared to $1,023,000 in Nine Months 2017. The increase of $251,000, or 24.5%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Nine Months 2018 was $1,365,000 and -0- in Nine Months 2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Nine Months 2018 was $296,000, which resulted in an effective tax rate of 6.9%. Income tax expense in Nine Months 2017 was $3,977,000, which resulted in an effective tax rate of 33.1%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21%. In addition, permanent differences in Nine Months 2018 had a greater impact on reducing the current year effective tax rate due to a decrease in income before taxes in Nine Months 2018 compared to the Nine Months 2017 amount. Income before taxes was $4,269,000 in Nine Months 2018 compared to income before taxes of $12,031,000 in Nine Months 2017.

Net Income

Net income was $3,973,000 in Nine Months 2018 compared to net income of $8,055,000 in Nine Months 2017. The decrease in net income of $4,082,000, (or 50.7%), was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$38,785	$32,840	$5,945	18.1%
Assumed written premiums	-	12	(12)	(100.0)%
	38,785	32,852	5,933	18.1%
Ceded written premiums
Ceded to quota share treaties in force during the period	3,080	4,635	(1,555)	(33.5)%
Return of premiums previously ceded to prior quota share treaties	(4,553)	(7,140)	2,587	(36.2)%
Ceded to quota share treaties	(1,473)	(2,505)	1,032	(41.2)%
Ceded to excess of loss treaties	392	267	125	46.8%
Ceded to catastrophe treaties	3,764	2,829	935	33.1%
Total ceded written premiums	2,683	591	2,092	354.0%

Net written premiums	36,102	32,261	3,841	11.9%

Change in unearned premiums
Direct and assumed	(4,435)	(4,409)	(26)	0.6%
Ceded to quota share treaties	(4,133)	(6,339)	2,206	(34.8)%
Change in net unearned premiums	(8,568)	(10,748)	2,180	(20.3)%

Premiums earned
Direct and assumed	34,351	28,445	5,906	20.8%
Ceded to reinsurance treaties	(6,817)	(6,931)	114	(1.6)%
Net premiums earned	27,534	21,514	6,020	28.0%
Ceding commission revenue
Excluding the effect of catastrophes	1,045	1,718	(673)	(39.2)%
Effect of catastrophes	-	-	-	n/a%
Total ceding commission revenue	1,045	1,718	(673)	(39.2)%
Net investment income	1,602	1,033	569	55.1%
Net gains on investments	352	21	331	1,576.2%
Other income	353	328	25	7.6%
Total revenues	30,886	24,614	6,272	25.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,705	8,150	8,555	105.0%
Losses from catastrophes (1)	244	-	244	n/a%
Total direct and assumed loss and loss adjustment expenses	16,949	8,150	8,799	108.0%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,798	1,077	2,721	252.6%
Losses from catastrophes (1)	(146)	-	(146)	n/a%
Total ceded loss and loss adjustment expenses	3,652	1,077	2,575	239.1%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,907	7,073	5,834	82.5%
Losses from catastrophes (1)	390	-	390	n/a%
Net loss and loss adjustment expenses	13,297	7,073	6,224	88.0%

Commission expense	6,594	5,500	1,094	19.9%
Other underwriting expenses	5,194	4,475	719	16.1%
Other operating expenses	683	1,069	(386)	(36.1)%
Depreciation and amortization	440	379	61	16.1%
Interest expense	456	-	456	n/a%
Total expenses	26,665	18,496	8,169	44.2%

Income from operations before taxes	4,221	6,118	(1,897)	(31.0)%
Income tax expense	287	2,044	(1,757)	(86.0)%
Net income	$3,934	$4,074	$(140)	(3.4)%

(1)
The three months ended September 30, 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	48.3%	32.9%	15.4	46.8%
Net underwriting expense ratio	37.7%	36.9%	0.8	2.2%
Net combined ratio	86.0%	69.8%	16.2	23.2%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2018 (“Third Quarter 2018”) were $38,785,000 compared to $32,840,000 during the three months ended September 30, 2018 (“Third Quarter 2017”). The increase of $5,945,000, or 18.1%, was primarily due to an increase in policies in force during Third Quarter 2018 as compared to Third Quarter 2017 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. We believe that a portion of our growth in new policies is attributable to our upgraded A.M. Best rating of A- that we received in April 2017. During 2017 and 2018, we started writing homeowners policies in our aforementioned Expansion markets. Direct written premiums from our Expansion business were $2,855,000 in Third Quarter 2018, compared to $724,000 in Third Quarter 2017. Policies in-force increased by 19.3% as of September 30, 2018 compared to September 30, 2017.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Third Quarter 2018 and Third Quarter 2017. For purposes of the discussion herein, the change in the quota share ceding rates on each of July 1, 2018 and 2017 will be referred to as “the Cut-off”. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended September 30,
	2018	2017
	("2017/2019 Treaty")	("2017/2019 Treaty")

Quota share reinsurance rates
Personal lines	10%	20%

See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2018 and 2017.

Net written premiums increased $3,841,000, or 11.9%, to $36,102,000 in Third Quarter 2018 from $32,261,000 in Third Quarter 2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reduction of our personal lines quota share reinsurance rate to 10% on July 1, 2018.

Change in quota share ceding rate

Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. The Cut-off of this treaty on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. Our quota share ceding rate changed from 40% to 20% in Third Quarter 2017 resulting in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded. The table below shows the effect of the $4,553,000 and $7,140,000 return of ceded premiums on net written premiums for Third Quarter 2018 and Third Quarter 2017, respectively:

	Three months ended September 30,
($ in thousands)	2018	2017	Change	Percent

Net written premiums	$36,102	$32,261	$3,841	11.9%
Return of premiums previously ceded to prior quota share treaties	4,553	7,140	(2,587)	(36.2)%
Net written premiums without the effect of the July 1 Cut-off	$31,549	$25,121	$6,428	25.6%

Without the effect of the July 1 Cut-offs, net written premiums increased by $6,428,000, or 25.6%, in 2018 compared to 2017.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In Third Quarter 2018, our ceded excess of loss reinsurance premiums increased by $125,000 over the comparable ceded premiums for Third Quarter 2017. The decrease was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaty provided that reinsurance rates are stable or are increasing. In Third Quarter 2018, our premiums ceded under catastrophe treaties increased by $935,000 over the comparable ceded premiums for Third Quarter 2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Third Quarter 2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $6,020,000, or 28.0%, to $27,534,000 in Third Quarter 2018 from $21,514,000 in Third Quarter 2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2018, as a result of the reduction of the quota share percentage in our personal lines quota share treaty.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Third Quarter 2018 and Third Quarter 2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30,
	2018	2017
	("2017/2019 Treaty")	("2017/2019 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$1,255	$1,922	$(667)	(34.7)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(210)	(204)	(6)	2.9%
Effect of catastrophes on ceding commissions earned	-	-	-	n/a%
Contingent ceding commissions earned	(210)	(204)	(6)	2.9%

Total ceding commission revenue	$1,045	$1,718	$(673)	(39.2)%

Ceding commission revenue was $1,045,000 in Third Quarter 2018 compared to $1,718,000 in Third Quarter 2017. The decrease of $673,000, or 39.2%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to us making the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. In Third Quarter 2018 our provisional ceding rate was 53% under the 2017/2019 Treaty, no change from Third Quarter 2017. The $667,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018; thus there were less ceded premiums in Third Quarter 2018 available to earn ceding commissions than there were in Third Quarter 2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. Contingent ceding commissions were not affected by catastrophes in Third Quarter 2018 and Third Quarter 2017. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2018.

Net Investment Income

Net investment income was $1,602,000 in Third Quarter 2018 compared to $1,033,000 in Third Quarter 2017. The increase of $569,000, or 55.1%, was due to an increase in average invested assets in Third Quarter 2018. The average yield on invested assets was 3.72% as of September 30, 2018 compared to 3.63% as of September 30, 2017. The pre-tax equivalent yield on invested assets was 3.44% and 3.84% as of September 30, 2018 and 2017, respectively.

Cash and invested assets were $196,595,000 as of September 30, 2018, compared to $155,738,000 as of September 30, 2017. The $40,857,000 increase in cash and invested assets resulted primarily from the net proceeds of approximately $29,122,000 that we received in December 2017 from our debt offering and increased operating cash flows for the period after September 30, 2017.

Net Gains and Losses on Investments

Net gains on investments were $352,000 in Third Quarter 2018 compared to net gains of $21,000 in Third Quarter 2017. The increase of $331,000, was primarily attributable to an accounting standard change (ASU 2016-01, see Note 2) with respect to the changes in fair value of equity securities and other investments. Historically, the change in unrealized gains (losses) for equity securities and other investments would flow through other comprehensive income. As a result of the new accounting standard, the change in unrealized gains (losses) for these investments is now recorded in the statements of income and comprehensive income. Unrealized gains on our equity securities and other investments in Third Quarter 2018 were $409,000. Realized losses on investments were $57,000 in Third Quarter 2018 compared to realized gains of $21,000 in Third Quarter 2017.

Other Income

Other income was $353,000 in Third Quarter 2018 compared to $328,000 in Third Quarter 2017. The increase of $25,000, or 7.6%, was primarily due to additional write-offs offset by an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $13,297,000 in Third Quarter 2018 compared to $7,073,000 in Third Quarter 2017. The net loss ratio was 48.3% in Third Quarter 2018 compared to 32.9% in Third Quarter 2017, an increase of 15.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated:

(Components may not sum to totals due to rounding).

During Third Quarter 2018, the net loss ratio increased compared to Third Quarter 2017 primarily due to an increase in the underlying loss ratio excluding catastrophes and prior year loss development. The underlying loss ratio increased 14.3 points to 47.3% compared to 33.0% for Third Quarter 2017. The increase was driven by a significantly higher impact from large claims in Third Quarter 2018 compared to Third Quarter 2017. During the quarter, there was one full limit personal lines fire claim that had a net impact of 3.3 points on the loss ratio and there were seven other large fire claims, compared with just two during Third Quarter 2017. In addition to the increase in the underlying loss ratio, there were two additional PCS catastrophe events that affected the Company during Third Quarter 2018. These two events were rainstorms in August and September. In addition to these two new events, there were some additional losses recorded from catastrophe events from the second quarter of 2018, but development on the first quarter 2018 winter catastrophe events was slightly favorable during the quarter. The impact from catastrophe events during Third Quarter 2018 was 1.4 points, compared to no catastrophe impact recorded during Third Quarter 2017. Prior year loss development was favorable for the quarter, with a 0.4 point beneficial impact on the loss ratio, compared to a 0.2 point favorable impact in Third Quarter 2017. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $6,594,000 in Third Quarter 2018 or 19.2% of direct earned premiums. Commission expense was $5,500,000 in Third Quarter 2017 or 19.3% of direct earned premiums. The increase of $1,094,000 is due to the increase in direct earned premiums in Third Quarter 2018 as compared to Third Quarter 2017, which grew by approximately 20.8%.

Other Underwriting Expenses

Other underwriting expenses were $5,194,000 in Third Quarter 2018 compared to $4,475,000 in Third Quarter 2017. The increase of $719,000, or 16.1%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to our Expansion Expenses. Expansion Expenses were $447,000 in Third Quarter 2018 compared to $231,000 in Third Quarter 2017. The increase of $216,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $2,130,000 in Third Quarter 2018 compared to $1,946,000 in Third Quarter 2017. The increase of $184,000, or 9.5%, was less than the 18.1% increase in total direct written premiums, which is not yet materially affected by our Expansion business. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, hiring our Chief Operating Officer in March 2018 as well as annual increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Three months ended		$ or
	September 30,		Point
	2018	2017	Change

Net premiums earned
Core	$26,434	$21,411	$5,023
Expansion	1,100	103	997
Total	$27,534	$21,514	$6,020

Other underwriting expenses
Core	$4,747	$4,244	$503
Expansion	447	231	216
Total	$5,194	$4,475	$719

Other underwriting expenses as a percentage
of net premiums earned
Core	18.0%	19.8%	-1.8%
Expansion	40.6%	224.3%	-183.6%
Total	18.9%	20.8%	-1.9%

The ratio of Core other underwriting expenses to Core net premiums earned was 18.0 % in Third Quarter 2018 compared to 19.8% in Third Quarter 2017, a decrease of 1.8 percentage points.

Our net underwriting expense ratio in Third Quarter 2018 was 37.7% compared to 36.9% in Third Quarter 2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(4.6)%	(8.9)%	4.3
Ceding commission revenue - contingent	0.8	0.9	(0.1)
Other income	(1.3)	(1.5)	0.2
Acquisition costs and other underwriting expenses:
Commission expense	23.9	25.6	(1.7)
	18.8	16.1	2.7
Other underwriting expenses
Core
Employment costs	7.7	9.0	(1.3)
Other Core Expenses	9.6	10.7	(1.1)
Total Core Expenses	17.3	19.7	(2.4)
Expansion Expenses	1.6	1.1	0.5
Total other underwriting expenses	18.9	20.8	(1.9)

Net underwriting expense ratio	37.7%	36.9%	0.8

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 2.4 points in the impact from employment costs and other expenses attributable to our growing Core business, partially offset by the impact from increased costs related to Expansion business.

The overall increase of 0.8 percentage points in the net underwriting expense ratio was driven almost entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaty on July 1, 2018.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $683,000 in Third Quarter 2018 compared to $1,069,000 in Third Quarter 2017. The decrease in Third Quarter 2018 of $386,000, or 36.1%, was primarily due to decreases in executive bonus compensation, partially offset by an increase in salary and equity compensation due to the hiring of our new Chief Operating Officer in March 2018.

Depreciation and Amortization

Depreciation and amortization was $440,000 in Third Quarter 2018 compared to $379,000 in Third Quarter 2017. The increase of $61,000, or 16.1%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Third Quarter 2018 was $456,000 and -0- in Third Quarter 2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Third Quarter 2018 was $287,000, which resulted in an effective tax rate of 6.8%. Income tax expense in Third Quarter 2017 was $2,044,000, which resulted in an effective tax rate of 33.4%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21%. In addition, permanent differences in Third Quarter 2018 had a greater impact on reducing the current year effective tax rate due to a decrease in income before taxes in Third Quarter 2018 compared to the Third Quarter 2017 amount. Income before taxes was $4,221,000 in Third Quarter 2018 compared to income before taxes of $6,118,000 in Third Quarter 2017.

Net Income

Net income was $3,934,000 in Third Quarter 2018 compared to net income of $4,074,000 in Third Quarter 2017. The decrease in net income of $140,000, or 3.4%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

Additional Financial Information

We operate our business as one segment, property and casualty insurance. Within this segment, we offer an array of property and casualty policies to our producers. The following table summarizes gross and net written premiums, net premiums earned, and net loss and loss adjustment expenses by major product type, which were determined based primarily on similar economic characteristics and risks of loss.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Gross premiums written:
Personal lines	$32,544,609	$26,729,634	$87,022,189	$69,331,085
Commercial lines	3,807,533	3,634,037	12,825,369	11,380,912
Livery physical damage	2,363,844	2,422,352	7,142,413	8,549,878
Other(1)	69,486	65,778	186,285	180,086
Total	$38,785,472	$32,851,801	$107,176,256	$89,441,961

Net premiums written:
Personal lines
Excluding the effect of quota share
adjustments on July 1	$25,799,427	$19,373,782	$64,463,230	$42,684,254
Return of premiums previously ceded to
prior quota share treaties	4,553,345	7,140,088	4,553,345	7,140,088
Personal lines (2)	30,352,772	26,513,870	69,016,575	49,824,342
Commercial lines	3,311,706	3,250,326	11,438,135	10,196,459
Livery physical damage	2,363,844	2,422,352	7,142,413	8,549,878
Other(1)	73,449	74,771	169,709	152,245
Total	$36,101,771	$32,261,319	$87,766,832	$68,722,924

Net premiums earned:
Personal lines (2)	$21,537,581	$15,395,435	$56,809,219	$37,125,043
Commercial lines	3,542,230	3,125,137	10,195,912	8,953,476
Livery physical damage	2,398,005	2,939,032	7,320,065	8,616,365
Other(1)	56,091	54,804	150,942	142,999
Total	$27,533,907	$21,514,408	$74,476,138	$54,837,883

Net loss and loss adjustment expenses (3):
Personal lines	$9,652,796	$3,553,087	$31,096,528	$13,304,934
Commercial lines	2,263,789	1,535,862	5,514,051	4,294,440
Livery physical damage	894,874	1,417,332	3,160,670	3,643,007
Other(1)	(63,570)	10,226	313,408	32,824
Unallocated loss adjustment expenses	548,819	556,816	1,654,466	1,546,036
Total	$13,296,708	$7,073,323	$41,739,123	$22,821,241

Net loss ratio (3):
Personal lines	44.8%	23.1%	54.7%	35.8%
Commercial lines	63.9%	49.1%	54.1%	48.0%
Livery physical damage	37.3%	48.2%	43.2%	42.3%
Other(1)	-113.3%	18.7%	207.6%	23.0%
Total	48.3%	32.9%	56.0%	41.6%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2018 and 2017.
(3)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Net premiums earned	$27,533,907	$21,514,408	$74,476,138	$54,837,883
Ceding commission revenue	1,044,529	1,717,610	4,430,855	8,208,000
Net investment income	1,544,327	1,033,307	4,459,479	2,917,111
Net gains (losses) on investments	346,300	20,998	(283,061)	96,915
Other income	352,476	317,269	937,264	880,930
Total revenues	30,821,539	24,603,592	84,020,675	66,940,839

Expenses
Loss and loss adjustment expenses	13,296,708	7,073,323	41,739,123	22,821,241
Commission expense	6,594,323	5,500,483	18,411,460	15,491,027
Other underwriting expenses	5,193,679	4,475,455	15,301,168	12,887,488
Depreciation and amortization	440,383	378,518	1,273,975	1,023,390
Total expenses	25,525,093	17,427,779	76,725,726	52,223,146

Income from operations	5,296,446	7,175,813	7,294,949	14,717,693
Income tax expense	1,075,104	2,399,048	1,452,750	4,911,977
Net income	$4,221,342	$4,776,765	$5,842,199	$9,805,716

Key Measures:
Net loss ratio	48.3%	32.9%	56.0%	41.6%
Net underwriting expense ratio	37.7%	36.9%	38.1%	35.2%
Net combined ratio	86.0%	69.8%	94.1%	76.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$11,788,002	$9,975,938	$33,712,628	$28,378,515
Less: Ceding commission revenue	(1,044,529)	(1,717,610)	(4,430,855)	(8,208,000)
Less: Other income	(352,476)	(317,269)	(937,264)	(880,930)
Net underwriting expenses	$10,390,997	$7,941,059	$28,344,509	$19,289,585

Net premiums earned	$27,533,907	$21,514,408	$74,476,138	$54,837,883

Net Underwriting Expense Ratio	37.7%	36.9%	38.1%	35.2%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2018
Written premiums	$107,175,413	$842	$(19,409,423)	$87,766,832
Change in unearned premiums	(9,930,503)	3,762	(3,363,953)	(13,290,694)
Earned premiums	$97,244,910	$4,604	$(22,773,376)	$74,476,138

Loss and loss adjustment expenses exluding
the effect of catastrophes	$42,575,980	$27,037	$(6,983,566)	$35,619,451
Catastrophe loss	10,804,633	-	(4,684,961)	6,119,672
Loss and loss adjustment expenses	$53,380,613	$27,037	$(11,668,527)	$41,739,123

Loss ratio excluding the effect of catastrophes	43.8%	587.3%	30.7%	47.8%
Catastrophe loss	11.1%	0.0%	20.5%	8.2%
Loss ratio	54.9%	587.3%	51.2%	56.0%

Nine months ended September 30, 2017
Written premiums	$89,423,758	$18,203	$(20,719,037)	$68,722,924
Change in unearned premiums	(8,456,690)	8,162	(5,436,513)	(13,885,041)
Earned premiums	$80,967,068	$26,365	$(26,155,550)	$54,837,883

Loss and loss adjustment expenses exluding
the effect of catastrophes	$31,281,727	$42,751	$(8,503,237)	$22,821,241
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$31,281,727	$42,751	$(8,503,237)	$22,821,241

Loss ratio excluding the effect of catastrophes	38.6%	162.2%	32.5%	41.6%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	38.6%	162.2%	32.5%	41.6%

Three months ended September 30, 2018
Written premiums	$38,785,453	$18	$(2,683,699)	$36,101,772
Change in unearned premiums	(4,435,174)	698	(4,133,389)	(8,567,865)
Earned premiums	$34,350,279	$716	$(6,817,088)	$27,533,907

Loss and loss adjustment expenses exluding
the effect of catastrophes	$16,700,865	$4,104	$(3,797,536)	$12,907,433
Catastrophe loss	243,244	-	146,031	389,275
Loss and loss adjustment expenses	$16,944,109	$4,104	$(3,651,505)	$13,296,708

Loss ratio excluding the effect of catastrophes	48.6%	573.2%	55.7%	46.9%
Catastrophe loss	0.7%	0.0%	-2.1%	1.4%
Loss ratio	49.3%	573.2%	53.6%	48.3%

Three months ended September 30, 2017
Written premiums	$32,839,891	$11,910	$(590,482)	$32,261,319
Change in unearned premiums	(4,407,894)	(165)	(6,338,852)	(10,746,911)
Earned premiums	$28,431,997	$11,745	$(6,929,334)	$21,514,408

Loss and loss adjustment expenses exluding
the effect of catastrophes	$8,123,601	$26,418	$(1,076,696)	$7,073,323
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$8,123,601	$26,418	$(1,076,696)	$7,073,323

Loss ratio excluding the effect of catastrophes	28.6%	224.9%	15.5%	32.9%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	28.6%	224.9%	15.5%	32.9%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net premiums earned	$27,533,907	$21,514,408	$74,476,138	$54,837,883
Ceding commission revenue	1,044,529	1,717,610	4,430,855	8,208,000
Other income	352,476	317,269	937,264	880,930

Loss and loss adjustment expenses (1)	13,296,708	7,073,323	41,739,123	22,821,241

Acquistion costs and other underwriting expenses:
Commission expense	6,594,323	5,500,483	18,411,460	15,491,027
Other underwriting expenses	5,193,679	4,475,455	15,301,168	12,887,488
Total acquistion costs and other
underwriting expenses	11,788,002	9,975,938	33,712,628	28,378,515

Underwriting income	$3,846,202	$6,500,026	$4,392,506	$12,727,057

Key Measures:
Net loss ratio excluding the effect of catastrophes	46.9%	32.9%	47.8%	41.6%
Effect of catastrophe loss on net loss ratio (1)	1.4%	0.0%	8.2%	0.0%
Net loss ratio	48.3%	32.9%	56.0%	41.6%

Net underwriting expense ratio excluding the
effect of catastrophes	37.7%	36.9%	37.5%	35.2%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.6%	0.0%
Net underwriting expense ratio	37.7%	36.9%	38.1%	35.2%

Net combined ratio excluding the effect
of catastrophes	84.6%	69.8%	85.3%	76.8%
Effect of catastrophe loss on net combined
ratio (1) (2)	1.4%	0.0%	8.8%	0.0%
Net combined ratio	86.0%	69.8%	94.1%	76.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$11,788,002	$9,975,938	$33,712,628	$28,378,515
Less: Ceding commission revenue (2)	(1,044,529)	(1,717,610)	(4,430,855)	(8,208,000)
Less: Other income	(352,476)	(317,269)	(937,264)	(880,930)
	$10,390,997	$7,941,059	$28,344,509	$19,289,585

Net earned premium	$27,533,907	$21,514,408	$74,476,138	$54,837,883

Net Underwriting Expense Ratio	37.7%	36.9%	38.1%	35.2%

(1)
For the three months ended September 30, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $389,276. For the nine months ended September 30, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $6,119,672.
(2)
For the three months ended September 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio does not include a reduction of contingent ceding commission revenue as well as the indirect effects of a $102,577 decrease in other underwriting expenses. For the nine months ended September 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $267,508 decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of September 30, 2018 and December 31, 2017:

	September 30, 2018

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	% of Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,214,959	$-	$(75,222)	$-	$8,139,737	5.8%

Political subdivisions of States,
Territories and Possessions	6,545,242	26,468	(63,596)	(50,343)	6,457,771	4.6%

Corporate and other bonds
Industrial and miscellaneous	106,538,272	87,788	(2,461,966)	(399,360)	103,764,734	73.3%

Residential mortgage and other
asset backed securities (1)	23,274,361	288,079	(99,954)	(464,193)	22,998,293	16.3%
Total fixed-maturity securities	144,572,834	402,335	(2,700,738)	(913,896)	141,360,535	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of September 30, 2018, the fair value of the eligible investments was $5,790,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2018, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2017

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	% of Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	$-	$-	0.0%

Political subdivisions of States,
Territories and Possessions	11,096,122	250,135	(30,814)	-	11,315,443	9.4%

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	73.5%

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	17.1%
Total fixed-maturity securities	119,122,106	1,744,841	(349,153)	(529,538)	119,988,256	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the fair value of the eligible investments was $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost, fair value, and gross gains and losses of investments in equity securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
					% of
		Gross	Gross	Fair	Fair
Category	Cost	Gains	Losses	Value	Value

Equity Securities:
Preferred stocks	$6,865,381	$20,121	$(188,302)	$6,697,200	35.5%
Common stocks and exchange
traded mutual funds	11,628,928	1,131,212	(580,650)	12,179,490	64.5%
Total	$18,494,309	$1,151,333	$(768,952)	$18,876,690	100%

	December 31, 2017
					% of
		Gross	Gross	Fair	Fair
Category	Cost	Gains	Losses	Value	Value

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(141,025)	$7,000,941	49.0%
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(236,735)	7,285,257	51.0%
Total	$13,761,841	$902,117	$(377,760)	$14,286,198	100%

Other Investments

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment.  The following table presents a breakdown of the cost, fair value, and gross gains of our other investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Gross	Fair		Gross	Fair
Category	Cost	Gains	Value	Cost	Gains	Value

Other Investments:
Hedge fund	$2,000,000	$241,444	$2,241,444	$-	$-	$-
Total	$2,000,000	$241,444	$2,241,444	$-	$-	$-

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, fair value, and unrealized gains and losses of investments in held-to-maturity securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	% of Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$729,496	$147,543	$(7,649)	$-	$869,390	19.7%

Political subdivisions of States,
Territories and Possessions	998,852	24,393	-	-	1,023,245	23.2%

Corporate and other bonds
Industrial and miscellaneous	2,494,004	36,835	(5,100)	(7,610)	2,518,129	57.1%

Total	$4,222,352	$208,771	$(12,749)	$(7,610)	$4,410,764	100.0%

	December 31, 2017

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Fair	% of Fair
Category	Cost	Gains	Months	Months	Value	Value

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	17.0%

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	20.4%

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	62.6%

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2018 and December 31, 2017 is shown below:

	September 30, 2018		December 31, 2017
	Amortized		Amortized
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,996,308	3,030,709	2,546,459	2,601,898
Five to ten years	619,548	626,016	1,716,884	1,794,139
More than 10 years	606,496	754,039	606,466	754,039
Total	$4,222,352	$4,410,764	$4,869,808	$5,150,076

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2018 and December 31, 2017 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2018		December 31, 2017
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,139,737	5.8%	$-	0.0%

Corporate and municipal bonds
AAA	974,663	0.7%	1,358,143	1.1%
AA	7,450,294	5.3%	11,319,057	9.4%
A	16,409,029	11.6%	17,199,631	14.3%
BBB	85,419,335	60.4%	68,704,768	57.3%
BB	-	0.0%	875,310	0.7%
Total corporate and municipal bonds	110,253,321	78.0%	99,456,909	82.8%

Residential mortgage and other asset backed securities
AAA	2,001,780	1.4%	2,013,010	1.7%
AA	11,977,402	8.5%	11,021,144	9.2%
A	4,349,290	3.1%	3,902,768	3.3%
CCC	1,864,313	1.3%	1,420,296	1.2%
CC	111,845	0.1%	120,742	0.1%
C	24,905	0.0%	28,963	0.0%
D	802,469	0.6%	1,659,479	1.4%
Non rated	1,835,473	1.2%	364,945	0.3%
Total residential mortgage and other asset backed securities	22,967,477	16.2%	20,531,347	17.2%

Total	$141,360,535	100.0%	$119,988,256	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2018 and December 31, 2017:

Category	September 30, 2018	December 31, 2017
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.19%	3.32%

Political subdivisions of States,
Territories and Possessions	3.67%	3.49%

Corporate and other bonds
Industrial and miscellaneous	4.11%	3.98%

Residential mortgage and other asset backed securities	1.96%	1.83%

Total	3.63%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Weighted average effective maturity	6.0	5.7

Weighted average final maturity	7.6	7.8

Effective duration	5.0	4.9

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2018 and December 31, 2017, 79% and 73%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,139,737	$(75,222)	7	$-	$-	-	$8,139,737	$(75,222)

Political subdivisions of
States, Territories and
Possessions	3,396,474	(63,596)	7	1,122,656	(50,343)	2	4,519,130	(113,939)

Corporate and other
bonds industrial and
miscellaneous	86,846,478	(2,461,966)	108	6,950,836	(399,360)	14	93,797,314	(2,861,326)

Residential mortgage and other
asset backed securities	8,593,080	(99,954)	10	11,453,668	(464,193)	18	20,046,748	(564,147)

Total fixed-maturity
securities	$106,975,769	$(2,700,738)	132	$19,527,160	$(913,896)	34	$126,502,929	$(3,614,634)

	December 31, 2017
	Less than 12 months			12 months or more			Total
			No. of			No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

There were 166 securities at September 30, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 62 fixed-maturity securities and 13 equity securities at December 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the nine months ended September 30, 2018, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the nine months ended September 30, 2018, KICO paid dividends of $2,600,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements, – “Investments”, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2017 and are due and payable within one year of borrowing. The maximum allowable advance as of September 30, 2018, based on the net admitted assets as of December 31, 2017, was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $5,790,000 as of September 30, 2018. There were no borrowings under this facility during the nine months ended September 30, 2018.

As of September 30, 2018, invested assets and cash in our holding company was approximately $6,103,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine months ended September 30,	2018	2017

Cash flows provided by (used in):
Operating activities	$18,197,327	$20,889,623
Investing activities	(32,299,835)	(34,698,530)
Financing activities	(4,385,449)	27,644,693
Net (decrease) increase in cash and cash equivalents	(18,487,957)	13,835,786
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$29,893,676	$25,880,306

Net cash provided by operating activities was $18,197,000 in 2018 as compared to $20,890,000 in 2017. The $2,693,000 decrease in cash flows provided by operating activities in 2018 was primarily a result of a decrease in net income (adjusted for non-cash items) of $3,357,000, partially offset by an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $32,300,000 in 2018 compared to $34,699,000 in 2017. The $2,399,000 decrease in net cash used in investing activities was the result of a $12,902,000 increase in sales or maturities of invested assets, which offset the $10,404,000 increase in acquisitions of invested assets and the $100,000 increase in fixed asset acquisitions in 2018.

Net cash used in financing activities was $4,385,000 in 2018 compared to $27,645,000 provided in 2017. The $32,030,000 decrease in net cash provided by financing activities was the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017 and an $841,000 increase in dividends paid in 2018.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2018 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2017/2019 Treaty. Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2017/2019 and 2016/2017 Treaties.

In March 2017, we bound our personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provides for a reduction in the quota share ceding rate to 20%, from 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 53%, from 52% in the 2016/2017 Treaty. The 2017/2019 Treaty covers a two year period from July 1, 2017 through June 30, 2019. In August 2018, we reduced our quota share ceding rate under the 2017/2019 Treaty to 10%, from 20%, effective July 1, 2018.

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Busines	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	10%	20%	40%
Risk retained	$900,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,100,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,500,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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
Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$900,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,500,000
	$5,000,000 - $450,000,000	None
	Over $450,000,000	100%

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk factors have not changed materially since they were described in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 (filed May 9, 2018) in “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) that are designed to assure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our exposure to risk has not changed materially since described in our Annual Report on Form 10-K for the year ended December 31, 2017 (filed March 15, 2018) in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c)   There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 9, 2009).

10(a)
Amended and Restated Employment Agreement, dated as of October 16, 2018, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2018).

10(b)
Employment Agreement, dated as of October 16, 2018, by and between Kingstone Companies, Inc. and Dale A. Thatcher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2018).

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

KINGSTONE COMPANIES, INC.

Dated: November 8, 2018	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
President

Dated: November 8, 2018	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer