Form 10-Q/A
period 2018-09-30
KINGSTONE COMPANIES, INC.
filed 2018-11-08
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SETEMBER 30, 2018

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018 as filed with the Securities and Exchange Commission on November 8, 2018 is to furnish the addition of the Exhibits 101 to the Form 10-Q.

No changes have been made to the Quarterly Report other than the addition of the Exhibits 101 as described above. This Amendment No. 1 to Form 10-Q does not reflect or modify or update in any way disclosures made in the Form 10-Q, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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