Form 10-K
period 2018-12-31
KINGSTONE COMPANIES, INC.
filed 2019-03-18
CIK 33992

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Joys Lane, Kingston, New York	12401
(Address of principal executive offices)	(Zip Code)

(845) 802-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated ☐	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $163,449,432 based on the closing sale price as reported on the Nasdaq Global Select Market. As of March 12, 2019, there were 10,760,042 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

 PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A of this Annual Report under “Factors That May Affect Future Results and Financial Condition.”

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise except as required by law.

ITEM 1.    BUSINESS.

(a)
Business Development

General

As used in this Annual Report on Form 10-K (the “Annual Report”), references to the “Company,” “we,” “us,” or “our” refer to Kingstone Companies, Inc. (“Kingstone”) and its subsidiaries.

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”), domiciled in the state of New York. KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island, Maine, and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Pennsylvania. Although in 2018 KICO wrote 93.7% of its direct written premiums in New York, we believe that New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island, Maine, and New Hampshire will represent an increasing portion of the total over the coming years.

Recent Developments

Developments During 2018

●
Expanded Licensing; Connecticut, Maine, and New Hampshire Expansion

In 2018, KICO continued to expanded its regional capabilities by obtaining a license to write insurance policies in Connecticut, Maine, and New Hampshire. Also in 2018, KICO’s homeowners insurance product was launched in Massachusetts. We anticipate writing business in Connecticut and Maine, in 2019.

●
Increased Rate of Dividends Declared

In February 2018, we increased the quarterly dividends on our common stock from $.08 per share to $.10 per share.

Dividends of $.10 per share were declared on February 28, 2018, May 31, 2018, August 31, 2018, and November 30, 2018 which were paid on March 15, 2018, June 15, 2018, September 14, 2018, and December 14, 2018, respectively.

●
Reduced Reliance on Quota Share Reinsurance

Effective July 1, 2018, KICO reduced the ceding percentage for its personal lines quota share reinsurance treaty from 20% to 10%. The reduction of the quota share ceding percentage allows KICO to retain a higher portion of its premiums and resultant expected profits.

●
Increased Catastrophe Reinsurance Coverage

Effective July 1, 2018, KICO increased the top limit of its catastrophe reinsurance coverage to $450,000,000, which equates to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

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

●
Expanded Licensing; New Jersey, Rhode Island, and Massachusetts Expansion

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

●
Increased Catastrophe Reinsurance Coverage

Effective July 1, 2017, KICO increased the top limit of its catastrophe reinsurance coverage to $320,000,000, which equated, at that time, to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

●
Member of the Federal Home Loan Bank of New York (“FHLBNY”),

In July 2017, KICO became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s various credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities.

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

(b)
Business

Property and Casualty Insurance

Overview

Property and casualty insurance companies provide policies in exchange for premiums paid by their customers (the “insureds”). An insurance policy is a contract between the insurance company and its insureds where the insurance company agrees to pay for losses that are covered under the contract. Such contracts are subject to legal interpretation by courts, sometimes involving legislative rulings and/or arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a home and the personal property in it, or a business owner’s building, inventory and equipment. Casualty insurance (also referred to as liability insurance) generally covers the financial consequences related to the legal liability of an individual or an organization resulting from negligent acts and omissions that cause bodily injury and/or property damage to a third party. Claims for property coverage generally are reported and settled in a relatively short period of time, whereas those for casualty coverage may take many years to settle.

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also collect a variety of policy feesincluding installment fees, reinstatement fees, and non-sufficient fund fees related to situations involving extended premium payment plans. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy). All of our policies are 12 month policies; therefore, a significant period of time can elapse between the receipt of insurance premiums and the payment of claims. During this time, KICO invests the premiums, earning investment income and generating net realized and unrealized gains and losses on associated investments.

Insurance companies incur a significant amount of their total expenses from insured losses, which are commonly referred to as claims. In settling insured losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

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

Business; Strategy

We are a multi-line regional property and casualty insurance company writing business exclusively through retail and wholesale agents and brokers (“producers”) appointed by our wholly owned subsidiary, KICO. We are licensed to write insurance policies in New York, New Jersey, Connecticut, Maine, Massachusetts, New Hampshire, Pennsylvania, and Rhode Island.

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our goal is to allocate capital efficiently to those lines of business that generate sustainable underwriting profits and to avoid lines of business for which an underwriting profit is not likely. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers place profitable business with us because we provide excellent, consistent service to insureds and claimants. Producers also value our financial stability coupled with competitive rate and commission structures. We offer a variety of personal and commercial lines products that further differentiate us from other companies that distribute through our selected producers.

Our principal objectives are to grow profitably while managing risk through prudent use of reinsurance in order to strengthen our capital base. We generate underwriting income through adequate pricing of insurance policies and by effectively managing our other underwriting and operating expenses. We are pursuing profitable growth by increasing the volume of business that we write with existing producers in existing markets, by developing new geographic markets and producer relationships, and by introducing niche products that are relevant to our producers and insureds.

For the year ended December 31, 2018, our gross written premiums totaled $146.7 million, an increase of 20.7% from the $121.6 million in gross written premium for the year ended December 31, 2017.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 81.8% of our gross written premiums for the year ended December 31, 2018.

Commercial liability - We offer businessowners policies that consist primarily of small business retail, service and office risks with limited a residential exposure. We also write artisan’s liability policies for small independent contractors with seven or fewer employees.  In addition, we write special multi-peril policies for larger and more specialized risks and businessowners risks, including those with limited residential exposures. Further, we write commercial umbrella policies above our supporting commercial lines policies. Commercial lines policies accounted for 11.4% of our gross written premiums for the year ended December 31, 2018.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 6.7% of our gross written premiums for the year ended December 31, 2018.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.1% of our gross written premiums for the year ended December 31, 2018.

Our Competitive Strengths

History of Growing Our Profitable Operations

KICO has been in operation in the State of New York for over 130 years. We have consistently grown the amount of profitable business that we write by introducing new products, increasing volume written with our selected producers in existing markets, and developing new producer relationships and markets. KICO has earned an underwriting profit in each of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

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

We offer our selected producers access to a variety of personal and commercial lines products, including some that are unique to us. Many of our producers write multiple lines of business with us which is an advantage relative to competitors that are focused on a single product. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and our producers value the longevity of the relationship. We believe that the excellent service provided to our selected producers, our broad product offerings, and our consistent prices and financial stability provide a strong foundation for continued profitable growth.

Sophisticated Underwriting and Risk Management Practices

We believe that a significant underwriting advantage exists due to our local market presence and expertise. Our underwriting process evaluates and screens out certain risks based on property reports, individual insurance scoring, and information collected from physical property inspections and driving records. We maintain certain policy exclusions that reduce our exposure to risks that can create severe losses. We target a preferred risk profile in order to reduce adverse selection from risks seeking the lowest premiums and minimal coverage levels.

Our underwriting procedures, premium rates and policy terms support the underwriting profitability of our personal lines policies. We apply premium surcharges for certain coastal properties and maintain deductibles for hurricane-prone exposures in order to provide an appropriate premium for the risk of loss. We manage coastal risk exposure through use of individual catastrophe risk scoring and prudent use of reinsurance.

Our underwriting expertise and risk management practices enable us to profitably write personal and commercial lines business in our markets without the need for frequent rate adjustments, in contrast to many of our competitors. We believe that consistency in rates and availability of our insurance products are important factors in maintaining our selected producer relationships.

Effective Utilization of Reinsurance

Our reinsurance treaties allow us to limit our exposure to the financial impact of catastrophe losses and to reduce our net liability on individual risks. Our reinsurance program is structured to enable us to grow our premium volume while maintaining regulatory capital and other financial ratios within thresholds used for regulatory oversight purposes.

Our reinsurance program also provides income from ceding commissions earned pursuant to quota share reinsurance contracts. The income we earn from ceding commissions typically exceeds our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers. We believe that the continued reduction in our reliance on quota share reinsurance could increase our overall net underwriting profits.

Scalable, Low-Cost Operations

We focus on efficiently managing our expenses, and invest in tools and processes that improve the effectiveness of underwriting risks and processing claims. We evaluate the costs and benefits of each new tool or process in order to achieve optimal results. While the majority of our policies are written for risks in downstate New York, our Kingston, New York location provides a low-cost operating environment. We now have a dedicated customer service unit located in Kingston that has significantly improved the speed at which we respond to customers.

We continue to invest in improving our online application and quoting systems for our personal lines and commercial products. We have leveraged a paperless workflow management and document storage tool that has improved efficiency and reduced costs. In late 2017, we introduced an online payment portal that provides the ability for insureds to make payments and to view policy information for all of our products in one location. Our ability to control the growth of our operating and other expenses while expanding our operations and growing revenue at a higher rate is a key component of our business model and is important to our future financial success.

               Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche risk segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and our selected producers are reviewed by management on at least a quarterly basis.

We believe that our rates are appropriately competitive with other carriers in our target markets.  We believe that rate consistency and the reliable availability of our products is important to producers.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our selected producers who understand and appreciate the consistent path we have chosen.  We carefully underwrite our business utilizing industry claims databases, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. We write homeowners and dwelling fire business in coastal markets and are cognizant of our exposure to hurricanes. We have mitigated this risk through appropriate catastrophe reinsurance and application of hurricane deductibles. We handle claims fairly while ensuring that coverage provisions and exclusions are properly applied. Our claims and underwriting expertise supports our ability to grow our profitable business.

Distribution

We generate business through our relationships with over 500 producers. We carefully select our producers by evaluating numerous factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and agency size. We only distribute through agents and have never sought to distribute our products direct to the consumer. We monitor and evaluate the performance of our producers through periodic reviews of volume and profitability. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned to a personal and commercial lines underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship and personal service received from with their underwriters is a principal reason producers place their business with us. Our producers have access to a KICO website portal that provides them the ability to quote risks for various products and to review policy forms and underwriting guidelines for all lines of business. We send out frequent “Producer Grams” in order to inform our producers of updates at KICO. In addition, we have an active Producer Council, made up of 11 active producers, to advise us on market developments; and we have at least one annual meeting with all of our producers.

Competition; Market

The insurance industry is highly competitive. We constantly assess and make projections for the market conditions and prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in the downstate regions of New York State, but we are actively growing into other Northeast markets, including New Jersey and Rhode Island during 2017 followed by Massachusetts in 2018. In addition, we are licensed to write insurance policies in Connecticut, Maine, New Hampshire and Pennsylvania. We anticipate launching a homeowners product in Connecticut and Maine in 2019. These new homeowners markets align well with the niche markets that have generated profitable results in New York, and we believe that our market expertise can be effectively utilized in these new markets.

In 2017, KICO was the 15th largest writer of homeowners and dwelling fire insurance in the State of New York, according to data compiled by SNL Financial LLC. Based on the same data, in 2017, we had a 1.3% market share for this combined group of personal lines property business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

Given present market conditions, we believe that we have the opportunity to significantly expand the size of our personal and commercial lines business in New York, New Jersey, and other northeastern states in which we are licensed.

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

IBNR reserves - We also estimate and establish reserves for loss and LAE amounts incurred but not reported (“IBNR”). IBNR reserves are calculated in bulk as an estimate of ultimate losses and LAE less reported losses and LAE. There are two types of IBNR; the first is a provision for claims that have occurred but are not yet reported or known. We refer to this as ‘Pure’ IBNR, and due to the fact that we write primarily quickly reported property lines of business, this type of IBNR does not make up a large portion of KICO’s total IBNR. The second type of IBNR is a provision for expected future development on known claims, from the evaluation date until the time claims are settled and closed. We refer to this as ‘Case Development’ IBNR and it makes up the majority of the IBNR that KICO records. Ultimate losses driving the determination of appropriate IBNR levels are projected by using generally accepted actuarial techniques.

The liability for loss and LAE represents our best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet evaluation date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of our historical experience, supplemented by analyses of industry loss data. We believe that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date. However, because of the uncertainty from various sources, including changes in claims settlement patterns and handling procedures, litigation trends, judicial decisions, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liabilities at the balance sheet date. As adjustments to these estimates become necessary, they are reflected in the period in which the estimates are changed. Because of the nature of the business historically written, we believe that we have limited exposure to asbestos and environmental claim liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying Financial Statements for additional information and details regarding our LAE.
Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2018	2017

Balance at beginning of period	$48,799,622	$41,736,719
Less reinsurance recoverables	(16,748,908)	(15,776,880)
Net balance, beginning of period	32,050,714	25,959,839

Incurred related to:
Current year	57,143,077	34,246,081
Prior years	1,152,128	(60,544)
Total incurred	58,295,205	34,185,537

Paid related to:
Current year	34,025,387	18,194,860
Prior years	15,794,673	9,899,802
Total paid	49,820,060	28,094,662

Net balance at end of period	40,525,859	32,050,714
Add reinsurance recoverables	15,671,247	16,748,908
Balance at end of period	$56,197,106	$48,799,622

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2008 through 2018.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $6,001,000 as of December 31, 2009 is as follows. By December 31, 2011 (two years later), $3,992,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2009. The re-estimated ultimate reserves for those claims as of December 31, 2011 (two years later) had grown to $6,393,000.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2018, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate. Estimates for the liabilities in place as of more recent evaluation dates have developed more favorably than those from older evaluation points, especially as a percentage of the starting estimate.

(in thousands of $)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	32,051
Net reserve estimated as of One year later	6,119	6,235	7,483	9,261	13,886	18,903	21,200	23,107	25,899	33,203
Two years later	6,609	6,393	8,289	11,022	16,875	18,332	21,501	24,413	26,970
Three years later	6,729	6,486	9,170	12,968	16,624	18,687	22,576	25,509
Four years later	6,711	7,182	10,128	12,552	16,767	19,386	23,243
Five years later	7,261	7,766	9,925	12,440	16,985	19,449
Six years later	7,727	7,602	9,932	12,367	16,959
Seven years later	7,554	7,615	9,779	12,307
Eight years later	7,511	7,455	9,676
Nine years later	7,330	7,406
Ten years later	7,284
Net cumulative redundancy (deficiency)	(1,461)	(1,405)	(2,396)	(3,787)	(4,894)	(2,310)	(1,580)	(2,339)	(1,010)	(1,152)

(in thousands of $)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	2,533	2,307	3,201	3,237	4,804	6,156	8,500	8,503	9,900	15,795
Two years later	3,974	3,992	4,947	5,661	8,833	10,629	12,853	14,456	17,187
Three years later	5,054	4,659	6,199	8,221	11,873	13,571	16,564	19,533
Four years later	5,373	5,238	7,737	10,100	13,785	16,166	19,838
Five years later	5,717	5,997	8,585	10,903	15,479	17,262
Six years later	6,224	6,562	8,941	11,417	15,882
Seven years later	6,718	6,749	9,275	11,725
Eight years later	6,853	7,022	9,559
Nine years later	7,103	7,298
Ten years later	7,190

Net reserve -
December 31,	5,823	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526
* Reinsurance Recoverable	9,766	10,512	10,432	9,960	18,420	17,364	18,250	16,707	15,777	16,749	15,671
* Gross reserves -
December 31,	15,589	16,513	17,712	18,480	30,485	34,503	39,913	39,877	41,737	48,800	56,197

Net re-estimated reserve	7,284	7,406	9,676	12,307	16,959	19,449	23,243	25,509	26,970	33,203
Re-estimated reinsurance recoverable	12,503	12,506	13,154	13,797	28,355	21,048	21,231	18,810	17,285	16,852
Gross re-estimated reserve	19,787	19,912	22,830	26,104	45,314	40,497	44,474	44,319	44,255	50,055

Gross cumulative redundancy (deficiency)	(4,198)	(3,399)	(5,118)	(7,624)	(14,829)	(5,994)	(4,561)	(4,442)	(2,518)	(1,255)

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

Reinsurance via quota share allows a carrier to write business without increasing its underwriting leverage above a level determined by management. The business written under a quota share reinsurance structure obligates a reinsurer to assume some portion of the risks involved, and gives the reinsurer the profit (or loss) associated with such in exchange for a ceding commission.  We have determined it to be in the best interests of our shareholders to prudently reduce our reliance on quota share reinsurance.  This will result in higher earned premiums and a reduction in ceding commission revenue in future years but will allow us to retain more net income from our profitable business.

Our quota share reinsurance treaties in effect for the year ended December 31, 2018 for our personal lines business, which primarily consists of homeowners policies, were covered under the July 1, 2017/June 30, 2018 treaty year and the new treaty year that began on July 1, 2018 (“2017/2019 Treaty”) (two year treaty). In August 2018, we terminated our contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% from 20%.

 Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after July 1, 2018 is $900,000. Commercial lines policies are not subject to a quota share reinsurance treaty. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2018 is $750,000.

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

In 2018, we purchased catastrophe reinsurance to provide coverage of up to $450,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-250 year storm event. The direct retention for any single catastrophe event is $5,000,000. Effective July 1, 2018 losses on personal lines policies are subject to the 10% quota share treaty, which results in a net retention by us of $4,500,000 of exposure per catastrophe occurrence. Effective July 1, 2018, we have reinstatement premium protection on the first $210,000,000 layer of catastrophe coverage in excess of $5,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2018 and 2017, is summarized in the table below by type of investment.

	December 31, 2018		December 31, 2017
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$21,138,403	10.8%	$48,381,633	25.8%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	729,507	0.4%	729,466	0.4%

Political subdivisions of states,
territories and possessions	998,803	0.5%	998,984	0.5%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	1.3%	3,141,358	1.7%

Available for sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	8,220,381	4.2%	-	0.0%

Political subdivisions of states,
territories and possessions	6,341,608	3.2%	11,315,443	6.0%

Corporate and other bonds
Industrial and miscellaneous	115,750,293	59.2%	88,141,465	47.0%

Residential mortgage backed securities	21,465,234	11.0%	20,531,348	10.9%

Other
Preferred stocks	6,152,956	3.1%	7,000,941	3.7%

Common stocks	10,419,660	5.3%	7,285,257	3.9%

Other investments	1,855,225	1.0%	-	0.0%
Total	$195,566,615	100.0%	$187,525,895	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2018 and 2017 as rated by Standard and Poor’s (or if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2018		December 31, 2017
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$8,220,381	5.4%	$-	0.0%

Corporate and municipal bonds
AAA	979,123	0.6%	1,358,143	1.1%
AA	8,350,910	5.5%	11,319,057	9.4%
A	27,665,961	18.2%	17,199,631	14.3%
BBB	85,095,907	56.1%	68,704,768	57.3%
BB	-	0.0%	875,310	0.7%
Total corporate and municipal bonds	122,091,901	80.4%	99,456,909	82.8%

Residential mortgage backed securities
AAA	999,640	0.7%	2,013,010	1.7%
AA	12,743,906	8.5%	11,021,144	9.2%
A	4,777,356	3.1%	3,902,768	3.3%
CCC	1,440,825	0.9%	1,420,296	1.2%
CC	109,648	0.1%	120,742	0.1%
C	24,050	0.0%	28,963	0.0%
D	390,542	0.3%	1,659,479	1.4%
Non rated	979,267	0.6%	364,945	0.3%
Total residential mortgage backed securities	21,465,234	14.2%	20,531,347	17.2%

Total	$151,777,516	100.0%	$119,988,256	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying Financial Statements for additional information.

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

In November 2016, we commenced a plan of action to upgrade KICO’s A.M. Best rating. In April 2017, A.M. Best upgraded the Financial Strength Rating (FSR) of KICO to A- (Excellent) from B++ (Good). The A.M. Best financial strength rating of A- (Excellent) has created significant additional demand from our existing producers, particularly for our New York homeowners business where we compete against many carriers that are not A- rated by A.M. Best. Other ratings assigned to KICO and Kingstone by A.M. Best and Kroll Bond Rating Agency are as follows:

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

Catastrophe Losses

In 2018 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events, including one large event during the winter of 2018. These claims were primarily from losses due to frozen pipes and related water damage resulting from abnormally low temperatures for an extended period. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 6.0 percentage points in 2018. During the relatively mild winter of 2017, there was no catastrophe impact from large storm events.

Government Regulation

Holding Company Regulation

We, as the parent of KICO, are subject to the insurance holding company laws of the state of New York. These laws generally require an insurance company to register with the New York State Department of Financial Services (the “DFS”) and to furnish annually financial and other information about the operations of companies within our holding company system. Generally, under these laws, all material transactions among companies in the holding company system to which KICO is a party must be fair and reasonable and, if material or of a specified category, require prior notice and approval or acknowledgement (absence of disapproval) by the DFS.

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

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may reject a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial auto market in New York State in 2015. On January 29, 2019, KICO was granted permission by the Texas Department of Insurance to withdraw from the Texas insurance market for which it never commenced business since receiving its certificate of authority in August 2015.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that either have been or are being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures. Some of these proposals have been enacted to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (the “NAIC”).

In 2017, the DFS implemented new comprehensive cybersecurity regulations, which became effective on March 1, 2017 with transitional implementation periods. When fully implemented, in March 1, 2019, the regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer, oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. Commencing February 15, 2018, and annually thereafter, KICO must certify compliance to the DFS with the applicable cybersecurity regulatory provisions.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). In 2017, the new President indicated that the provisions of this law should be reviewed. In its September 2018 Annual Report on the Insurance Industry (the “Report”), FIO provided an overview of its statutory responsibilities and its role, as described in the October 2017 Treasury report, A Financial System That Creates Economic Opportunities: Asset Management and Insurance (the “EO Report”). The Report then summarizes FIO’s key activities since those described in its 2017 Annual Report on the Insurance Industry. Next, the Report provides a summary of the EO Report. Sections II through V are organized around the four key themes from the EO Report: (1) Systemic Risk and Solvency; (2) Efficient Regulation and Government Processes; (3) International Engagement; and (4) Economic Growth and Informed Choices. The Report concludes with a discussion and analysis of the insurance industry’s financial performance in calendar year 2017, its financial condition as of December 31, 2017, and the domestic insurance market outlook for 2018.

On December 22, 2017, President Donald Trump signed into law a budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (TCJA). Overall, the reduction of the U.S. corporate tax rate to 21 percent will generally lower the effective tax rates of insurance companies operating in the United States.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The New York DFS commenced its examination of KICO in 2016 as of December 31, 2015. The examination was completed in 2017 without any material adverse findings.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is far above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2018.

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

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2018, KICO did not have any ratios outside the usual range.

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

Offices

             Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website at www.kingstonecompanies.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Kingstone Companies, Inc., Investor Relations, 15 Joys Lane, Kingstone, New York 12401. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Employees

As of December 31, 2018, we had 101 employees all of whom are located in New York. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy) and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We have catastrophe reinsurance coverage with regard to losses of up to $450,000,000. The initial $5,000,000 of losses in a catastrophe are subject to a 10% quota share reinsurance treaty, such that we retain $4,500,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $445,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our shareholders might consider desirable.

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

Because the laws and regulations under which we operate are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators and the SEC, each of which exercises a degree of interpretive latitude, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal and regulatory environment may, even in the absence of any change to a particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thereby necessitating changes to our practices that may, in some cases, limit our ability to grow and/or to improve the profitability of our business.

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

The DFS imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting and off-balance sheet risks. If the amount of our capital falls below certain thresholds, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations apply in other states in which we operate.

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

Over 90% of our revenue is currently derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

              We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2018, twenty-four brokers provided a total of 35.4% of our total gross premiums written for the year ended December 31, 2018. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

State insurance laws limit the ability of KICO to pay dividends and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2018, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $4,846,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity may be limited by these regulatory constraints.

We may not be able to generate sufficient cash to service our debt obligations, including the Notes.

Our ability to make payments on and to refinance our indebtedness, including the Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a sufficient level of cash flows from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our Executive Chairman, Dale Thatcher, our President and Chief Executive Officer, and Benjamin Walden, Executive Vice President and Chief Actuary of KICO. The loss of Messrs. Goldstein, Thatcher, Walden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Mr. Goldstein entered into an amended and restated employment agreement effective January 1, 2019 and expiring December 31, 2021 in which Mr. Goldstein stepped down as Chief Executive Officer and became Executive Chairman of the Board. Mr. Thatcher entered into an amended and restated employment agreement effective January 1, 2019 and expiring on December 31, 2021, whereby Mr. Thatcher became Chief Executive Officer. Mr. Walden is not a party to an employment agreement with KICO.

Difficult conditions in the economy generally could adversely affect our business and operating results.

As with most businesses, we believe that difficult conditions in the economy could have an adverse effect on our business and operating results. General economic conditions also could adversely affect us in the form of consumer behavior, which may include decreased demand for our products. As consumers become more cost conscious, they may choose to purchase lower levels of insurance.

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

Our common stock is currently traded on The Nasdaq Global Select Market (“Nasdaq”). Our common stock has substantially less liquidity than the average trading market for many other publicly traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Such stocks can be more volatile than stocks trading in an active public market. Therefore, shareholders have reduced liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

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

We have an effective registration on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”) registering for resale 595,238 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan and an aggregate of 700,000 shares of our common stock issuable under our 2014 Equity Participation Plan. Options to purchase 37,500 shares of our common stock are outstanding under the 2014 plan and 466,124 shares are reserved for issuance thereunder.  We have also registered up to $39,290,000 of our securities pursuant to registration statements on Form S-3, which we may sell from time to time in one or more offerings. The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates.

              The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us, by selling shareholders in future offerings or by our existing shareholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

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

As of March 12, 2019, our executive officers and directors beneficially owned 911,508 shares of our common stock (including options to purchase 10,000 shares of our common stock and 13,295 shares of our common stock issuable upon the vesting of restricted stock within 60 days), representing 8.5% of the outstanding shares of our common stock.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS.

None.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “KINS.”

Holders

As of March 12, 2019, there were approximately 236 record holders of our common stock.

Dividends

    Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. We have paid a cash dividend in each quarter since September 2011.

    Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will continue to be paid to holders of our common stock.

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2018, the maximum distribution that KICO could pay without prior regulatory approval was approximately $4,846,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA.

This item is not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Pennsylvania and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, and New Hampshire. For the year ended December 31, 2018, 93.7% of KICO’s direct written premiums came from the New York policies.

We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities. All of KICO’s insurance policies are written for a one-year term. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one-year life of the policy). A significant period of time can elapse from the receipt of insurance premiums to the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments. Our holding company earns investment income from its cash holdings and may also generate net realized and unrealized investment gains and losses on future investments.

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

Principal Revenue and Expense Items

Net premiums earned:  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2018, we would earn half of the premiums in 2018 and the other half in 2019.

Ceding commission revenue:  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net gains (losses) on investments:  We invest in cash and cash equivalents, short-term investments, fixed-maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify our fixed-maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet while our equity securities and other investments report changes in fair value through earnings. See Note 2 in the accompanying Consolidated Financial Statements for further discussion over our accounting policies following Item 15 of this Annual Report.

Other income:  We recognize installment fee income and fees charged to reinstate a policy after it has been cancelled for non-payment.

Loss and loss adjustment expenses incurred:  Loss and LAE incurred represent our largest expense item, and for any given reporting period include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations, statistical analyses and actuarial procedures. We seek to establish all reserves at the most likely ultimate liability based on our historical claims experience. It is typical for certain claims to take several years to settle and we revise our estimates as we receive additional information on such claims. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor affecting our profitability.

Commission expenses and other underwriting expenses:  Other underwriting expenses include policy acquisition costs and other expenses related to the underwriting of policies. Policy acquisition costs represent the costs of originating new insurance policies that vary with, and are primarily related to, the production of insurance policies (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned. Other underwriting expenses represent general and administrative expenses of our insurance business and are comprised of other costs associated with our insurance activities such as regulatory fees, telecommunication and technology costs, occupancy costs, employment costs, and legal and auditing fees.

Other operating expenses: Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc. These expenses include executive employment costs, legal and auditing fees, and other costs directly associated with being a public company.

Stock-based compensation: Non-cash equity compensation includes the fair value of stock grants issued to our directors, officers and employees, and amortization of stock options issued to the same.

Depreciation and amortization: Depreciation and amortization includes the amortization of intangibles related to the acquisition of KICO, depreciation of the real estate used in KICO’s operations, as well as depreciation of capital expenditures for information technology projects, office equipment and furniture.

Interest expense:  Interest expense represents amounts we incur on our outstanding indebtedness at the applicable interest rates. Interest expense also includes amortization of debt discount and issuance costs.

Income tax expense:  We incur federal income tax expense on our consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

Product Lines

Our active product lines include the following:

Personal lines: Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies.

We offer businessowners policies, which consist primarily of small business retail, service, and office risks, with limited residential exposure. We also write artisan’s liability policies for small independent contractors with smaller sized workforces.  In addition, we write special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. Further, we offer commercial umbrella policies written above our supporting commercial lines policies.

Livery physical damage: We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.

Other: We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 (Summary Significant Accounting Policies) of the Notes to Consolidated Financial Statements following Item 15 of this Annual Report.

Outlook

Overall, we are pleased with our continuing year over year growth. We anticipate launching homeowners products in Connecticut and Maine during 2019, which will add to our already expanding market share in the Northeast.

Turning to 2019 expectations:  Based on our current view of the marketplace, we expect the following:

A GAAP combined ratio, excluding catastrophe losses, between 82.0% and 84.0%.

●
This assumes no prior-year casualty reserve development;
●
Catastrophe losses of approximately 4.0 points.

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2018	2017	Change	Percent
Revenues
Direct written premiums	$146,716	$121,575	$25,141	20.7%
Assumed written premiums	1	23	(22)	(95.7)%
	146,717	121,598	25,119	20.7%
Ceded written premiums
Ceded to quota share treaties in force during the period	15,880	23,623	(7,743)	(32.8)%
Return of premiums previously ceded to prior quota share treaties (1)	(4,553)	(7,140)	2,587	(36.2)%
Ceded to quota share treaties	11,327	16,483	(5,156)	(31.3)%
Ceded to excess of loss treaties	1,386	1,209	177	14.6%
Ceded to catastrophe treaties	14,210	11,037	3,173	28.7%
Total ceded written premiums	26,923	28,729	(1,806)	(6.3)%

Net written premiums	119,794	92,869	26,925	29.0%

Change in unearned premiums
Direct and assumed	(13,384)	(10,653)	(2,731)	25.6%
Ceded to quota share treaties	(2,995)	(4,865)	1,870	(38.4)%
Change in net unearned premiums	(16,379)	(15,518)	(861)	5.5%

Premiums earned
Direct and assumed	133,333	110,945	22,388	20.2%
Ceded to reinsurance treaties	(29,918)	(33,594)	3,676	(10.9)%
Net premiums earned	103,415	77,351	26,064	33.7%
Ceding commission revenue
Excluding the effect of catastrophes	5,792	9,933	(4,141)	(41.7)%
Effect of catastrophes	(459)	-	(459)	n/a%
Total ceding commission revenue	5,333	9,933	(4,600)	(46.3)%
Net investment income	6,186	4,133	2,053	49.7%
Net (losses) gains on investments	(2,496)	84	(2,580)	(3,071.4)%
Other income	1,334	1,268	66	5.2%
Total revenues	113,772	92,769	21,003	22.6%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	61,950	48,253	13,697	28.4%
Losses from catastrophes (2)	10,828	-	10,828	n/a%
Total direct and assumed loss and loss adjustment expenses	72,778	48,253	24,525	50.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	9,882	14,067	(4,185)	(29.8)%
Losses from catastrophes (2)	4,600	-	4,600	n/a%
Total ceded loss and loss adjustment expenses	14,482	14,067	415	3.0%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	52,068	34,186	17,882	52.3%
Losses from catastrophes (2)	6,228	-	6,228	n/a%
Net loss and loss adjustment expenses	58,296	34,186	24,110	70.5%

Commission expense	25,342	21,182	4,160	19.6%
Other underwriting expenses	20,943	18,116	2,827	15.6%
Other operating expenses	2,575	3,513	(938)	(26.7)%
Depreciation and amortization	1,787	1,403	384	27.4%
Interest expense	1,822	60	1,762	2,936.7%
Total expenses	110,765	78,460	32,305	41.2%

Income from operations before taxes	3,007	14,309	(11,302)	(79.0)%
Income tax (benefit) expense	(86)	4,323	(4,409)	(102.0)%
Net income	$3,093	$9,986	$(6,893)	(69.0)%

(1) Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10% (the “2018 cut-off”). The 2018 cut-off resulted in an approximately $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. Effective July 1, 2017, we decreased the quota share ceding rate in our personal lines quota share treaty from 40% to 20% (the “2017 cut-off”). The 2017 cut-off resulted in an approximately $7,140,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

(2) The year ended December 31, 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years ended December 31,
	2018	2017	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	56.4%	44.2%	12.2	27.6%
Net underwriting expense ratio	38.4%	36.4%	2.0	5.5%
Net combined ratio	94.8%	80.6%	14.2	17.6%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2018 (“Year Ended 2018”) were $146,716,000 compared to $121,575,000 during the year ended December 31, 2017 (“Year Ended 2017”). The increase of $25,141,000, or 20.7%, was primarily due to an increase in policies in-force during Year Ended 2018 as compared to Year Ended 2017. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 19.3% as of December 31, 2018 compared to December 31, 2017.

During Year Ended 2017, we started writing homeowners policies in New Jersey and Rhode Island. In Year Ended 2018, we started writing homeowners policies in Massachusetts. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $9,080,000 in Year Ended 2018, compared to $1,800,000 in Year Ended 2017.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Year Ended 2018 and Year Ended 2017, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Year ended December 31, 2018		Year ended December 31, 2017
	January 1, to June 30,	July 1, to December 31,	January 1, to June 30,	July 1, to December 31,
	("2017/2019 Treaty")	("2017/2019 Treaty")	("2016/2017 Treaty")	("2017/2019 Treaty")

Quota share reinsurance rates
Personal lines	20% (1)	10% (1)	40%	20% (1)

(1)
2017/2019 Treaty is a two-year treaty, quota share reinsurance rate was reduced to 10% effective July 1, 2018. See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2018 and 2017.

Net written premiums increased $26,925,000, or 29.0%, to $119,794,000 in Year Ended 2018 from $92,869,000 in Year Ended 2017. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reductions of our personal lines quota share reinsurance rate to 20% and 10% on July 1, 2017 and July 1, 2018, respectively.

Change in quota share ceding rate

Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. The Cut-off of this treaty on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty. Our quota share ceding rate changed from 40% to 20% in Year Ended 2017 resulting in a $7,140,000 return of unearned premiums from our reinsurers that were previously ceded. The table below shows the effect of the $4,553,000 and $7,140,000 return of ceded premiums on net written premiums for Year Ended 2018 and Year Ended 2017, respectively:

	Years ended December 31,
($ in thousands)	2018	2017	Change	Percent

Net written premiums	$119,794	$92,869	$26,925	29.0%
Return of premiums previously ceded to prior quota share treaties	4,553	7,140	(2,587)	(36.2)%
Net written premiums without the effect of the July 1, 2017 Cut-off	$115,241	$85,729	$29,512	34.4%

Without the effect of the 2018 Cut-off and 2017 Cut-off, net written premiums increased by $29,512,000, or 34.4%, in 2018 compared to 2017.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent than the change in quota share ceding rate, increase the premiums ceded under our excess of loss treaties. In Year Ended 2018, our ceded excess of loss reinsurance premiums increased by $177,000 over the comparable ceded premiums for Year Ended 2017. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Year Ended 2018, our premiums ceded under catastrophe treaties increased by $3,173,000 over the comparable ceded premiums for Year Ended 2017. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Year Ended 2018. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $26,064,000, or 33.7%, to $103,415,000 in Year Ended 2018 from $77,351,000 in Year Ended 2017. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2017 and 2018, as a result of the reductions of the quota share percentage in our personal lines quota share treaties.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Year Ended 2018 and Year Ended 2017. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Year ended December 31, 2018		Year ended December 31, 2017
	January 1, to June 30,	July 1, to December 31,	January 1, to June 30,	July 1, to December 31,
	("2017/2019 Treaty")	("2017/2019 Treaty")	("2015/2016 Treaty")	("2016/2017 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%	52%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2018	2017	Change	Percent

Provisional ceding commissions earned	$6,746	$10,677	$(3,931)	(36.8)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(954)	(744)	(210)	28.2%
Effect of catastrophes on ceding commissions earned	(459)	-	(459)	n/a
Contingent ceding commissions earned	(1,413)	(744)	(669)	89.9%

Total ceding commission revenue	$5,333	$9,933	$(4,600)	(46.3)%

Ceding commission revenue was $5,333,000 in Year Ended 2018 compared to $9,933,000 in Year Ended 2017. The decrease of $4,600,000, or 46.3%, was due to a decrease in provisional ceding commissions earned, as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $3,931,000 decrease in provisional ceding commissions earned is primarily due to the decreases in the quota share ceding rate: (1) effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018, and (2) effective July 1, 2017 to 20%, from the 40% rate in effect from January 1, 2017 through June 30, 2017; thus there were fewer ceded premiums in 2018 available to earn ceding commissions than there were in 2017. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share and by the one percentage point increase in our provisional ceding commission rate as disclosed in the table above.

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

The 2017/2019 Treaty and 2016/2017 Treaty structures limit the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we receive, there is only a limited opportunity to earn contingent ceding commissions under these treaties. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Year Ended 2018, catastrophe losses of $1,506,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2018.

Net Investment Income

Net investment income was $6,186,000 in Year Ended 2018 compared to $4,133,000 in Year Ended 2017. The increase of $2,053,000, or 49.7%, was due to an increase in average invested assets in Year Ended 2018. The average yield on invested assets was 3.79% as of December 31, 2018 compared to 3.66% as of December 31, 2017. The pre-tax equivalent yield on invested assets was 3.44% and 3.70% as of December 31, 2018 and 2017, respectively.

Cash and invested assets were $195,567,000 as of December 31, 2018, compared to $187,526,000 as of December 31, 2017. The $8,041,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the year ended December 31, 2018.

Net Gains and Losses on Investments

Net losses on investments were $2,496,000 in Year Ended 2018 compared to a net gain of $84,000 in Year Ended 2017. The increased loss of $2,580,000, was primarily attributable to an accounting standard change (ASU 2016-01, see Note 2 in the accompanying Consolidated Financial Statements for further discussion over our accounting policies following Item 15 of this Annual Report) with respect to the changes in fair value of equity securities and other investments. Historically, the change in unrealized gains (losses) for these investments would flow through other comprehensive (loss) income. As a result of the new accounting standard, the change in unrealized gains (losses) is now recorded in the statements of income and comprehensive (loss) income. Unrealized losses on our equity securities and other investments in Year Ended 2018 were $2,383,000. Realized losses on investments was $56,000 in Year Ended 2018 compared to realized gains of $84,000 in Year Ended 2017.

Other Income

Other income was $1,334,000 in Year Ended 2018 compared to $1,268,000 in Year Ended 2017. The increase of $66,000, or 5.2%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $52,068,000 in Year Ended 2018 compared to $34,186,000 in Year Ended 2017. The net loss ratio was 56.4% in Year Ended 2018 compared to 44.2% in Year Ended 2017, an increase of 12.2 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

During 2018, the net loss ratio increased compared to 2017 primarily due to the impact of catastrophe losses. In 2018 there were nine catastrophic events that affected us, with most of the impact related to several major winter storms from the first quarter. We recorded a 6.0 point impact from catastrophes in 2018 in comparison to no impact from catastrophe events during 2017.  In addition to the impact of catastrophes, we recorded 1.1 points of unfavorable prior year loss development in 2018 compared to 0.1 points of favorable prior year development in 2017. The underlying loss ratio excluding the impact of catastrophes and prior year development was 49.2% in 2018, an increase of 4.9 points from the 44.3% underlying loss ratio for 2017.  The underlying loss ratio rose due to an increased impact from larger fire and liability claims in 2018 compared to 2017. Average claim severity on smaller non-weather related water claims has also increased significantly over the last year. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

                Commission expense was $25,342,000 in 2018 or 19.0% of direct earned premiums. Commission expense was $21,182,000 in 2017 or 19.1% of direct earned premiums. The increase of $4,160,000 is due to the increase in direct written premiums in 2018 as compared to 2017.

Other Underwriting Expenses

Other underwriting expenses were $20,943,000 in Year Ended 2018 compared to $18,116,000 in Year Ended 2017. The increase of $2,827,000, or 15.6%, was primarily due to expenses related to growth in direct written premiums. We are also incurring expenses related to expansion into the states where we are newly licensed to write business (“Expansion Expenses”). Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Expansion Expenses were $1,653,000 in Year Ended 2018 compared to $1,044,000 in Year Ended 2017. The increase of $619,000 includes the costs of salaries and employment costs, professional fees, IT and data services specifically attributable to the expansion into new states.

Core salaries and employment costs were $8,444,000 in Year Ended 2018 compared to $7,385,000 in Year Ended 2017. The increase of $1,059,000, or 14.3%, was less than the 20.7% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, hiring our new Chief Operating Officer in March 2018 (Chief Executive Officer effective January 1, 2019) as well as annual increases in salaries. Growth related to our Expansion business creates a lag in net premiums earned compared to direct written premiums for that business. This lag in net premiums earned along with the reduction to quota share rates distorts net underwriting expense ratio comparisons between periods. Therefore, we believe that reviewing the ratio of Core other underwriting expenses to Core net premiums earned offers a more consistent comparison between periods and is a more accurate indicator of our overall other underwriting expense efficiency. The following table breaks out the Core and Expansion components of our underwriting expense ratio for the periods indicated:

	Years ended December 31,		$ or
	2018	2017	Point Change

Net premiums earned
Core	$99,657	$77,007	$22,650
Expansion	3,758	344	3,414
Total	$103,415	$77,351	$26,064

Other underwriting expenses
Core	$19,290	$17,072	$2,218
Expansion	1,653	1,044	609
Total	$20,943	$18,116	$2,827

Other underwriting expenses as a percentage
of net premiums earned
Core	19.4%	22.2%	-2.8%
Expansion	44.0%	303.5%	-259.5%
Total	20.3%	23.4%	-3.1%

The ratio of Core other underwriting expenses to Core net premiums earned was 19.4% in Year Ended 2018 compared to 22.2% in Year Ended 2017, a decrease of 1.3 percentage points.

                Our net underwriting expense ratio in Year Ended 2018 was 38.4% compared with 36.4% in Year Ended 2017. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended
	December 31,		Percentage
	2018	2017	Point Change

Ceding commission revenue - provisional	(6.5)%	(13.8)%	7.3
Ceding commission revenue - contingent	1.4	1.0	0.4
Other income	(1.2)	(1.6)	0.4
Acquisition costs and other underwriting expenses:
Commission expense	24.5	27.4	(2.9)
	18.2	13.0	5.2
Other underwriting expenses
Core
Employment costs	8.2	9.5	(1.3)
Other Core Expenses	10.4	12.6	(2.2)
Total Core Expenses	18.6	22.1	(3.5)
Expansion Expenses	1.6	1.3	0.3
Total other underwriting expenses	20.2	23.4	(3.2)

Net underwriting expense ratio	38.4%	36.4%	2.0

The decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 3.5 points from the impact of employment costs and other expenses attributable to our growing Core business.

The overall increase of 2.0 percentage points in the net underwriting expense ratio was driven almost entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue as a result of the additional retention resulting from the Cut-off to our quota share treaty on July 1, 2018. The components of our net underwriting expense ratio related to commissions and other underwriting expenses improved in nearly all categories, but this was more than offset by reductions in the reinsurance ceding commission revenue components.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $2,575,000 in Year Ended 2018 compared to $3,513,000 in Year Ended 2018. The decrease in Year Ended 2018 of $938,000, or 26.7%, was primarily due to a decrease in accrued executive bonus compensation pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and the amount accrued through December 31, 2018 will only be paid if the three-year computation meets the required terms of profitability. The decrease in executive bonus computation was partially offset by an increase in salary and equity compensation due to the hiring of Dale A. Thatcher, our new Chief Operating Officer, in March 2018 (Chief Executive Officer effective January 1, 2019).

Depreciation and Amortization

Depreciation and amortization was $1,787,000 in Year Ended 2018 compared to $1,403,000 in Year Ended 2017. The increase of $384,000, or 27.4%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Year Ended 2018 was $1,822,000 and $60,000 in Year Ended 2017.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit/Expense

Income tax benefit in Year Ended 2018 was $86,000, which resulted in an effective tax rate of (2.9) %. Income tax expense in Year Ended 2017 was $4,323,000, which resulted in an effective tax rate of 30.2%. The change in our effective tax rate includes the change in the federal tax rate from 35% to 21% (see Note 2 in the accompanying Consolidated Financial Statements for further discussion over our accounting policies following Item 15 of this Annual Report). In addition, permanent differences in Year Ended 2018 had a greater impact on reducing the current year effective tax rate due to a decrease in income before taxes in Year Ended 2018 compared to the Year Ended 2017 amount. Income before taxes was $3,007,000 in Year Ended 2018 compared to income before taxes of $14,309,000 in Year Ended 2017.

Net Income

Net income was $3,093,000 in Year Ended 2018 compared to $9,986,000 in Year Ended 2017. The decrease in net income of $6,893,000, or 69.0%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, net losses on investments, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and decrease in other operating expenses.

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

	Years ended
	December 31,
	2018	2017

Gross premiums written:
Personal lines	$119,971,418	$95,993,591
Commercial lines	16,702,409	14,632,300
Livery physical damage	9,792,456	10,727,707
Other(1)	251,190	244,427
Total	$146,717,473	$121,598,025

Net premiums written:
Personal lines
Excluding the effect of quota share adjustments on July 1	$90,439,690	$61,756,415
Return of premiums previously ceded to prior quota share treaties prior quota share treaties	4,553,345	7,140,088
Personal lines (2)	94,993,035	68,896,503
Commercial lines	14,779,752	13,038,640
Livery physical damage	9,792,456	10,727,707
Other(1)	228,551	206,026
Total	$119,793,794	$92,868,876

Net premiums earned:
Personal lines (2)	$79,603,364	$53,556,294
Commercial lines	13,804,284	12,163,104
Livery physical damage	9,797,939	11,441,168
Other(1)	209,128	190,457
Total	$103,414,715	$77,351,023

Net loss and loss adjustment expenses:
Personal lines	$43,287,170	$20,866,628
Commercial lines	8,220,382	6,368,927
Livery physical damage	4,211,273	4,870,947
Other(1)	334,015	(14,686)
Unallocated loss adjustment expenses	2,242,365	2,093,721
Total	$58,295,205	$34,185,537

Net loss ratio:
Personal lines	54.4%	39.0%
Commercial lines	59.5%	52.4%
Livery physical damage	43.0%	42.6%
Other(1)	159.7%	-7.7%
Total	56.4%	44.2%

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

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2018 and 2017 follows:

	Years ended
	December 31,
	2018	2017

Revenues
Net premiums earned	$103,414,715	$77,351,023
Ceding commission revenue	5,332,630	9,933,133
Net investment income	6,037,441	4,132,586
Net (losses) gains on investments	(2,439,026)	84,313
Other income	1,266,654	1,210,897
Total revenues	113,612,414	92,711,952

Expenses
Loss and loss adjustment expenses	58,295,205	34,185,537
Commission expense	25,342,137	21,182,254
Other underwriting expenses	20,943,342	18,115,614
Depreciation and amortization	1,787,150	1,402,928
Total expenses	106,367,834	74,886,333

Income from operations	7,244,580	17,825,619
Income tax expense	1,387,508	5,764,191
Net income	$5,857,072	$12,061,428

Key Measures:
Net loss ratio	56.4%	44.2%
Net underwriting expense ratio	38.4%	36.4%
Net combined ratio	94.8%	80.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$46,285,479	$39,297,868
Less: Ceding commission revenue	(5,332,630)	(9,933,133)
Less: Other income	(1,266,654)	(1,210,897)
Net underwriting expenses	$39,686,195	$28,153,838

Net premiums earned	$103,414,715	$77,351,023

Net Underwriting Expense Ratio	38.4%	36.4%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2018
Written premiums	$146,716,468	$1,004	$(26,923,679)	$119,793,793
Change in unearned premiums	(13,388,535)	4,067	(2,994,610)	(16,379,078)
Earned premiums	$133,327,933	$5,071	$(29,918,289)	$103,414,715

Loss and loss adjustment expenses exluding
the effect of catastrophes	$61,921,559	$28,237	$(9,882,474)	$52,067,322
Catastrophe loss	10,828,121	-	(4,600,238)	6,227,883
Loss and loss adjustment expenses	$72,749,680	$28,237	$(14,482,712)	$58,295,205

Loss ratio excluding the effect of catastrophes	46.4%	556.8%	33.0%	50.4%
Catastrophe loss	8.1%	0.0%	15.4%	6.0%
Loss ratio	54.5%	556.8%	48.4%	56.4%

Year ended December 31, 2017
Written premiums	$121,575,178	$22,847	$(28,729,149)	$92,868,876
Change in unearned premiums	(10,662,744)	9,456	(4,864,565)	(15,517,853)
Earned premiums	$110,912,434	$32,303	$(33,593,714)	$77,351,023

Loss and loss adjustment expenses exluding
the effect of catastrophes	$48,222,147	$30,417	$(14,067,027)	$34,185,537
Catastrophe loss	-	-	-	-
Loss and loss adjustment expenses	$48,222,147	$30,417	$(14,067,027)	$34,185,537

Loss ratio excluding the effect of catastrophes	43.5%	94.2%	41.9%	44.2%
Catastrophe loss	0.0%	0.0%	0.0%	0.0%
Loss ratio	43.5%	94.2%	41.9%	44.2%

The key measures for our insurance underwriting business for the years ended December 31, 2018 and 2017 are as follows:

	Years ended
	December 31,
	2018	2017

Net premiums earned	$103,414,715	$77,351,023
Ceding commission revenue	5,332,630	9,933,133
Other income	1,266,654	1,210,897

Loss and loss adjustment expenses (1)	58,295,205	34,185,537

Acquisition costs and other underwriting expenses:
Commission expense	25,342,137	21,182,254
Other underwriting expenses	20,943,342	18,115,614
Total acquisition costs and other
underwriting expenses	46,285,479	39,297,868

Underwriting income	$5,433,315	$15,011,648

Key Measures:
Net loss ratio excluding the effect of catastrophes	50.4%	44.2%
Effect of catastrophe loss on net loss ratio (1)	6.0%	0.0%
Net loss ratio	56.4%	44.2%

Net underwriting expense ratio excluding the
effect of catastrophes	37.9%	36.4%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.5%	0.0%
Net underwriting expense ratio	38.4%	36.4%

Net combined ratio excluding the effect
of catastrophes	88.3%	80.6%
Effect of catastrophe loss on net combined
ratio (1) (2)	6.5%	0.0%
Net combined ratio	94.8%	80.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$46,285,479	$39,297,868
Less: Ceding commission revenue (2)	(5,332,630)	(9,933,133)
Less: Other income	(1,266,654)	(1,210,897)
	$39,686,195	$28,153,838

Net earned premium	$103,414,715	$77,351,023

Net Underwriting Expense Ratio	38.4%	36.4%

(1)
The year ended December 31, 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $6,227,883.
(2)
The year ended December, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $124,817 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2018 and 2017:

Available-for-Sale Securities

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,222,050	$26,331	$(28,000)	$-	$8,220,381	5.4%

Political subdivisions of States,
Territories and Possessions	6,339,540	50,903	(12,327)	(36,508)	6,341,608	4.2%

Corporate and other bonds
Industrial and miscellaneous	119,078,698	123,740	(2,775,540)	(676,605)	115,750,293	76.3%

Residential mortgage and other
asset backed securities (1)	21,790,973	236,502	(231,229)	(331,012)	21,465,234	14.1%
Total fixed-maturity securities	155,431,261	437,476	(3,047,096)	(1,044,125)	151,777,516	100.0%

(1) In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHBLNY. As of December 31, 2018, the estimated fair value of the eligible investments was $5,116,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2018, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$-	$-	$-	$-	$-	0.0%

Political subdivisions of States,
Territories and Possessions	11,096,122	250,135	(30,814)	-	11,315,443	9.4%

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	73.5%

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	17.1%
Total fixed-maturity securities	119,122,106	1,744,841	(349,153)	(529,538)	119,988,256	100.0%

(1) In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the estimated fair value of the eligible investments was $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2018 and 2017:

	December 31, 2018
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956	37.1%
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660	62.9%
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616	100.0%

	December 31, 2017
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(141,025)	$7,000,941	49.0%
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(236,735)	7,285,257	51.0%
Total	$13,761,841	$902,117	$(377,760)	$14,286,198	100.0%

Other Investments

Pursuant to the definition of “Fair Value Measurement,” set forth in the Accounting Standards Codification 820 (the “ASC 820”) an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross losses of our other investments as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
		Gross	Estimated		Gross	Estimated
Category	Cost	(Losses)	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$(144,156)	$1,855,225	$-	$-	$-
Total	$1,999,381	$(144,156)	$1,855,225	$-	$-	$-

Held-to-Maturity Securities

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	19.7%

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	23.3%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	57.0%

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	100.0%

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	17.0%

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	20.4%

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	62.6%

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2018 and 2017 is shown below:

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,996,685	3,036,531	2,546,459	2,601,898
Five to ten years	619,663	635,846	1,716,884	1,794,139
More than 10 years	606,507	754,039	606,465	754,039
Total	$4,222,855	$4,426,416	$4,869,808	$5,150,076

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2018 and 2017 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2018		December 31, 2017
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$8,220,381	5.4%	$-	0.0%

Corporate and municipal bonds
AAA	979,123	0.6%	1,358,143	1.1%
AA	8,350,910	5.5%	11,319,057	9.4%
A	27,665,961	18.2%	17,199,631	14.3%
BBB	85,095,907	56.1%	68,704,768	57.3%
BB	-	0.0%	875,310	0.7%
Total corporate and municipal bonds	122,091,901	80.4%	99,456,909	82.8%

Residential mortgage backed securities
AAA	999,640	0.7%	2,013,010	1.7%
AA	12,743,906	8.5%	11,021,144	9.2%
A	4,777,356	3.1%	3,902,768	3.3%
CCC	1,440,825	0.9%	1,420,296	1.2%
CC	109,648	0.1%	120,742	0.1%
C	24,050	0.0%	28,963	0.0%
D	390,542	0.3%	1,659,479	1.4%
Non rated	979,267	0.6%	364,945	0.3%
Total residential mortgage backed securities	21,465,234	14.2%	20,531,347	17.2%

Total	$151,777,516	100.0%	$119,988,256	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2018 and 2017:

Category	December 31, 2018	December 31, 2017
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.20%	3.32%

Political subdivisions of States, Territories and Possessions	3.62%	3.49%

Corporate and other bonds Industrial and miscellaneous	4.11%	3.98%

Residential mortgage backed securities	1.94%	1.83%

Total	3.68%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Weighted average effective maturity	5.6	5.7

Weighted average final maturity	6.9	7.8

Effective duration	4.6	4.9

Fair Value Consideration

As disclosed in Note 4 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2018 and December 31, 2017, 81% and 73%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

As more fully described in Note 3 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position as of December 31, 2018 and December 31, 2017.  In December, 2017, we disposed of one of our held-to-maturity debt securities that was previously included in other than temporary impairment (“OTTI”); the bond was issued by the Commonwealth of Puerto Rico (“PR”). In July 2016, PR defaulted on its interest payment to bondholders. Due to the credit deterioration of PR, we recorded our first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of PR and, as a result, we recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment as of December 31, 2017 was $119,911. We determined that none of the other unrealized losses were deemed to be OTTI for our portfolio of fixed-maturity investments and equity securities for the years ended December 31, 2018 and 2017. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to our cost basis.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,948,530	$(28,000)	3	$-	$-	-	$4,948,530	$(28,000)

Political subdivisions of
States, Territories and
Possessions	555,375	(12,327)	1	1,436,242	(36,508)	3	1,991,617	(48,835)

Corporate and other
bonds industrial and
miscellaneous	81,004,459	(2,775,540)	97	13,424,888	(676,605)	24	94,429,347	(3,452,145)

Residential mortgage and other
asset backed securities	7,002,713	(231,229)	9	11,928,425	(331,012)	19	18,931,138	(562,241)

Total fixed-maturity
securities	$93,511,077	$(3,047,096)	110	$26,789,555	$(1,044,125)	46	$120,300,632	$(4,091,221)

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

There were 156 securities at December 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 75 securities at December 31, 2017 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022 pursuant to an underwritten public offering. The net proceeds to us were approximately $29,121,000. On December 20, 2017, we used $25,000,000 of the net proceeds from the debt offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds will be used for general corporate purposes. Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per year from December 19, 2017.

For the year ended December 31, 2018, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2018, KICO paid dividends of $3,600,000 to us.

KICO is a member of the Federal Home Loan Bank of New York, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements, – “Investments”, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2018 and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2018, based on the net admitted assets as of December 31, 2018, was approximately $10,960,000. Advances are limited to the amount of available collateral, which was approximately $5,116,000 as of December 31, 2018. There were no borrowings under this facility during the year ended December 31, 2018.

As of December 31, 2018, invested assets and cash in our holding company was approximately $4,212,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2018	2017

Cash flows provided by (used in):
Operating activities	$22,295,366	$28,046,140
Investing activities	(43,401,314)	(47,626,330)
Financing activities	(6,137,282)	55,917,303
Net (decrease) increase in cash and cash equivalents	(27,243,230)	36,337,113
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$21,138,403	$48,381,633

Net cash provided by operating activities was $22,295,000 in 2018 as compared to $28,046,000 in 2017. The $5,751,000 decrease in cash flows provided by operating activities in 2018 was primarily a result of a decrease in net income (adjusted for non-cash items) of $3,513,000, fluctuations in other assets, accounts payable, accrued expenses and other liabilities of $4,679,000, partially offset by an increase in net cash arising from insurance related items from KICO of $2,441,000.

Net cash used in investing activities was $43,401,000 in 2018 compared to $47,626,000 in 2017. The $4,225,000 decrease in net cash used in investing activities was the result of a $16,012,000 increase in sales or maturities of invested assets and $92,000 decrease in fixed asset acquisitions in 2018, which offset the $15,879,000 increase in acquisitions of invested assets.

Net cash provided by financing activities was $6,137,000 in 2018 compared to $55,917,000 provided in 2017. The $62,055,000 decrease in net cash provided by financing activities is the result of the $30,137,000 net proceeds we received from the public offering of our common stock in January/February 2017 and the $29,122,000 net proceeds we received from the issuance of long-term debt pursuant to the public offering in December 2017 and a $1,065,000 increase in dividends paid due to an increase in the shares outstanding and dividend paid per share.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2018:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2018%
Cavello Bay Reinsurance Limited	A-	$6,596	32.8%
Swiss Reinsurance America Corporation	A+	5,750	28.6%
Hannover Rueck SE	A+	3,909	19.4%
		16,255	80.8%
Others		3,870	19.2%
Total		$20,125	100.0%

Reinsurance recoverable from Cavello Bay Reinsurance Limited and Motors Insurance Corporation (included in “Others”) are secured pursuant to collateralized trust agreements. Assets held in the two trusts are not included in our invested assets and investment income earned on these assets is credited to the two reinsurers respectively.

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaty in effect for 2018 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2017/2019 Treaty. Our quota share reinsurance treaty in effect for 2017 for our personal lines business, which primarily consists of homeowners policies, was covered under the 2017/2019 Treaty and 2016/2017 Treaty.

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

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Business	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	10%	20%	40%
Risk retained	$900,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,100,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,500,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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
(4)
Effective July 1, 2018, the top $50,000,000 layer of catastrophe reinsurance coverage has a two-year term expiring on June 30, 2020.
(5)
Effective July 1, 2016, reinstatement premium protection for $20,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000 $1,000,000 - $10,000,000 Over $10,000,000	$900,000 None(2) 100%
Personal Umbrella	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%
Commercial Lines	Initial $750,000 $750,000 - $4,500,000 Over $4,500,000	$750,000 None (3) 100%
Commercial Umbrella	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%
Catastrophe (4)	Initial $5,000,000 $5,000,000 - $450,000,000 Over $450,000,00	$4,500,000 None 100%

(1)
Treaty for July 1, 2018 – June 30, 2019 (the “2017/2019 Treaty”) is a two-year treaty with expiration date of June 30, 2019.
(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.
(3)
Covered by excess of loss treaties.
(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaty years shown below are as follows:

	July 1, 2017 - June 30, 2018		July 1, 2016 - June 30, 2017
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000 $1,000,000 - $10,000,000 Over $10,000,000	$800,000 None(2) 100%	Initial $833,333 $833,333 - $4,500,000 Over $4,500,000	$500,000 None(3) 100%
Personal Umbrella	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%
Commercial Lines	Initial $750,000 $750,000 - $4,500,000 Over $4,500,000	$750,000 None(3) 100%	Initial $500,000 $500,000 - $4,500,000 Over $4,500,000	$500,000 None(3) 100%
Commercial Umbrella	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%	Initial $1,000,000 $1,000,000 - $5,000,000 Over $5,000,000	$100,000 None 100%
Catastrophe (4)	Initial $5,000,000 $5,000,000 - $320,000,000 Over $320,000,000	$4,000,000 None 100%	Initial $5,000,000 $5,000,000 - $252,000,000 Over $252,000,000	$3,000,000 None 100%

(1)
Treaty for July 1, 2017 – June 30, 2018 is a two-year treaty with expiration date of June 30, 2019.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a first year accelerated filer, we are not required to provide supplementary financial information.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the effectiveness of our internal control over financial reporting management concluded that our internal control over financial reporting was effective as of December 31, 2018. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

Opinion on Internal Control over Financial Reporting

We have audited Kingstone Companies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended of the Company and our report dated March 18, 2019 expressed an unqualified opinion with explanatory language related to the Company’s change in accounting for equity securities in 2018 on those financial statements.

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

/s/ Marcum LLP

Marcum LLP
Hartford, CT
March 18, 2019

ITEM 9B.    OTHER INFORMATION.

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into an employment agreement (the “2018 Thatcher Employment Agreement”) pursuant to which Mr. Thatcher would serve as the Company’s Chief Operating Officer. The 2018 Thatcher Employment Agreement became effective as of March 15, 2018 and expired on December 31, 2018. Pursuant the 2018 Thatcher Employment Agreement, Mr. Thatcher was entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary. Concurrently with the execution of the 2018 Thatcher Employment Agreement, the Company granted to Mr. Thatcher 35,715 shares of restricted common stock under the 2014 Equity Plan (the “Stock Grant Agreement”). Subject to the terms of the Stock Grant Agreement, such shares will vest in three equal installments on each of the three annual anniversaries following the grant date. The foregoing description of the 2018 Thatcher Employment Agreement and the Stock Grant Agreement is qualified in its entirety by reference to the full text of the 2018 Thatcher Employment Agreement filed as Exhibit 10(k) and the Stock Grant Agreement filed as Exhibit 10(j) to this Annual Report, which are incorporated by reference herein.

There were no arrangements or understandings between Mr. Thatcher and any other persons pursuant to which he was appointed as Chief Operating Officer. There were also no family relationships between Mr. Thatcher and any director or executive officer of the Company, and the Company did not enter into any transactions with Mr. Thatcher that reportable pursuant to Item 404(a) of Regulation S-K. The foregoing information is being disclosed under Item 9B of this Annual Report in lieu of providing such disclosure in Item 5.02 of a Current Report on Form 8-K.

As disclosed elsewhere in this Annual Report, on October 16, 2018, the Company and Mr. Thatcher entered into an employment agreement, effective as of January 1, 2019 and expiring on December 31, 2021, pursuant to which Mr. Thatcher was promoted to succeed Mr. Goldstein as Chief Executive Officer.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	65	Executive Chairman of the Board and Director
Dale A. Thatcher	57	Chief Executive Officer and Director
Victor J. Brodsky	61	Chief Financial Officer and Treasurer
Benjamin Walden	51	Executive Vice President and Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	64	Secretary and Director
Jay M. Haft	83	Director
William L. Yankus	59	Director
Carla A. D’Andre	63	Director
Timothy P. McFadden	56	Director

Barry B. Goldstein

On October 16, 2018, the Company announced that Mr. Goldstein would step down as Chief Executive Officer, effective January 1, 2019. Additionally, the Company announced that Mr. Goldstein, current Chairman of the Board of Directors of the Company, had been named Executive Chairman. Mr. Goldstein served as our President, Chief Executive Officer, Chairman of the Board, and a director since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of Kingstone Insurance Company (“KICO”) (formerly known as Commercial Mutual Insurance Company), a New York property and casualty insurer, as well as Chairman of its Executive Committee. Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008 and as its President and Chief Executive Officer since January 2012. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. From 1997 to 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in 2003. Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Dale A. Thatcher

On October 16, 2018, the Company announced that Mr. Thatcher would succeed Mr. Goldstein as Chief Executive Officer, effective January 1, 2019. Mr. Thatcher was elected our Chief Operating Officer and KICO’s President in March 2018. Mr. Thatcher is the founder of Atherstone Partners, a consulting practice in insurance and investments. Prior to starting Atherstone, Mr. Thatcher was Executive Vice President and Chief Financial Officer for Selective Insurance Group, Inc. and previously Chief Accounting Officer for the Ohio Casualty Group. He is a certified public accountant (inactive), a chartered property and casualty underwriter and a chartered life underwriter. Mr. Thatcher has served as one of our directors since August 2017 and currently serves as Co-Chair of our Finance Committee. He is an alumnus of the University of Cincinnati and Harvard University. We believe that Mr. Thatcher’s executive-level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Carla A. D’Andre

Ms. D’Andre has more than 40 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council., She also serves as a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017 and currently serves as Co-Chair of our Finance Committee. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business and a B.B.A. from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Timothy P. McFadden

Mr. McFadden has more than 27 years of experience in the insurance industry. Since 2012, Mr. McFadden has served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. Since 2015, he has also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. He is a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. We believe that Mr. McFadden's executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as defined in applicable Nasdaq listing standards and federal securities rules and regulations, and that Mr. Tupper is independent under applicable and federal securities rules and regulations on independence of Audit Committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2018. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Walden filed one Form 4 late reporting one transaction.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2018 and 2017 for certain executive officers, including our Chief Executive Officer through the end of 2018:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Barry B. Goldstein	2018	$630,000	$-	$-	$-	$21,887(3)	$43,784(4)	$695,671
Chief Executive Officer	2017	$630,000	$-	$-	$-	$1,670,111(2)	$24,152	$2,324,263

Dale A. Thatcher	2018	$398,630	$-	$750,000	$-	$59,795(3)	$79,157(4)	$1,287,582
Chief Operating Officer

Victor J. Brodsky	2018	$350,000	$-	$140,009	$-	$17,573(3)	$27,759(4)	$535,341
Chief Financial Officer	2017	$320,000	$30,000	$149,500	$-	$49,832(3)	$24,500	$573,832

(1)
Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report.

(2)
Represents bonus compensation of $660,446 accrued pursuant to Mr. Goldstein’s employment agreement for 2017 and paid in 2018, $945,000 of long-term bonus compensation accrued pursuant to Mr. Goldstein’s employment agreement and payable in 2020 if incentive goals are maintained through December 31, 2019 and $64,655 accrued pursuant to the KICO employee profit sharing plan and paid in 2018. As of the date of this Annual Report, the above referenced long-term bonus compensation accrued and payable in 2020, if incentive goals are maintained through December 31, 2019 has been reduced by $247,311.

(3)
Represents amounts earned pursuant to the KICO employee profit sharing plan for 2018 and 2017.

(4)
For 2018, all other compensation consists of the following items for each named executive officer above.
●
For Mr. Goldstein, the amount in the table above includes employer matching contributions under our deferred compensation plan of $15,018, employer matching contributions under our defined compensation plan of $10,266, a car allowance of $12,000 and KICO director fees.
●
For Mr. Thatcher, the amount in the table above includes compensation paid to him for his service as a non-employee director during 2018 comprised of a cash retainer of $11,458 and restricted shares of our common stock with a grant date fair value of $41,300, matching contributions under our defined compensation plan of $10,615, a car allowance of $9,567 and KICO director fees.
●
For Mr. Brodsky, the amount in the table above includes employer matching contributions under our defined contribution plan of $10,847, a car allowance of $7,200 and KICO director fees.

Employment Contracts

Barry Goldstein

(1)
Agreement in effect for the years ended December 31, 2017 and 2018.

Mr. Goldstein is employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated January 20, 2017 (the “Goldstein Employment Agreement”), that expired on December 31, 2019. Pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $630,000 (an increase from $575,000 per annum in effect through December 31, 2016) and an annual bonus equal to 6% of the Company's consolidated income from operations before taxes, exclusive of the Company's consolidated net investment income (loss) and net realized gains (losses) on investments (consistent with the bonus payable to Mr. Goldstein through December 31, 2016). In addition, pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein is entitled to a long-term compensation payment ("LTC") of between $945,000 and $2,835,000 in the event the Company's adjusted book value per share (as defined in the 2017 Goldstein Employment Agreement) has increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Accrued LTC compensation expense (credit) of $(247,311) and $945,000 for the years ended December 31, 2018 and 2017 is included in other operating expenses on the accompanying consolidated statements of income and comprehensive (loss) income.

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

Mr. Goldstein will be entitled to receive an annual base salary of $636,500 for the calendar year 2019 and $500,000 for each of the calendar years 2020 and 2021. In addition, Mr. Goldstein is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss) and net realized gains (losses) on investments. In addition, pursuant to the Amended Employment Agreement, Mr. Goldstein will continue to be entitled to a long-term compensation award (“LTC”) (which is a continuation of the previous terms under the 2017 Goldstein Employment Agreement) of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Amended Employment Agreement) as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Further, pursuant to the Amended Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Amended Employment Agreement), Mr. Goldstein would be entitled to receive separation payments equal to his then applicable base salary, the 3% bonus and the LTC payment for the remainder of the term. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to three times his then annual salary and the target LTC payment in the event of the termination of his employment within eighteen months following a change of control of the Company. Pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during the first 30 days of January 2020, with respect to a number of shares of restricted stock determined by dividing $436,500 by the fair market value of the Company stock on the date of grant. The January 2020 grant will become vested with respect to fifty percent (50%) of the award on each of December 31, 2020 and December 31, 2021 based on continued provision of services on each vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the 2014 Plan, during the first 30 days of 2021, with respect to a number of shares of restricted stock determined by dividing $236,500 by the fair market value of the Company stock on the date of grant. The January 2021 grant will become vested as of December 31, 2021 based on continued provision of services on the vesting date.

Dale A. Thatcher

(1)
Agreement in effect for the year ended December 31, 2018

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into the 2018 Thatcher Employment Agreement pursuant to which Mr. Thatcher would serve as the Company’s Chief Operating Officer. The 2018 Thatcher Employment Agreement became effective as of March 15, 2018 and expired on December 31, 2018. Pursuant the 2018 Thatcher Employment Agreement, Mr. Thatcher was entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary. Concurrently with the execution of the 2018 Thatcher Employment Agreement, the Company granted to Mr. Thatcher 35,715 shares of restricted common stock under the 2014 Equity Plan. Subject to the terms of the Stock Grant Agreement, such shares will vest in three equal installments on each of the three annual anniversaries following the grant date.

(2)
Agreement in effect as of January 1, 2019

On October 16, 2018, the Company and Mr. Thatcher entered into an Employment Agreement effective as of January 1, 2019 and expiring on December 31, 2021 (the “2019 Thatcher Employment Agreement”). Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher will succeed Mr. Goldstein as Chief Executive Officer. Mr. Thatcher will continue to serve as a director and will remain President of KICO.

Mr. Thatcher will be entitled to receive an annual base salary of $500,000 for 2019, $630,000 for 2020 and no increase in 2021. In addition, Mr. Thatcher is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss) and net realized gains (losses) on investments. Pursuant to the 2019 Thatcher Employment Agreement, in the event that Mr. Thatcher’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the 2019 Thatcher Employment Agreement), Mr. Thatcher would be entitled to receive separation payments equal to his then applicable base salary and the 3% bonus for the remainder of the term. Pursuant to the 2019 Thatcher Employment Agreement, Mr.Thatcher will be entitled to receive a grant, under the terms of the 2014 Equity Plan, with respect to a number of shares of restricted stock in each of 2019, 2020 and 2021 determined by dividing $750,000, $1,250,000 and $1,500,000, respectively, by the fair market value of the Company stock on the date of grant. Each grant vests ratably over a three-year period from the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning unexercised options held by the above named executive officers as of December 31, 2018.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Dale A. Thatcher	-	-		530(1)	$9,376	-	$-
				2,000(2)	$35,380	-	$-
				35,715(3)	$631,798	-	$-
Victor J. Brodsky	-	-		3,889(4)	$68,794	-	$-
				6,983(5)	$123,529

(1)
Such shares vest to the extent of 265 shares on each of August 9, 2019 and 2020.

(2)
Such shares vest to the extent of 667 shares on each of January 16, 2019 and 2020, and 666 shares on January 16, 2021.

(3)
Such shares vest to the extent of 11,905 shares on each of March 14, 2019, 2020 and 2021.

(4)
Such shares vest in 14 as nearly equal as possible monthly installments through February 23, 2020.

(5)
Such shares vest to the extent of 2,328 shares on each of February 22, 2019 and 2020, and 2,327 shares on February 22, 2021.

Termination of Employment and Change-in-Control Arrangements

Barry Goldstein

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

Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary and the target LTC payment of $1,890,000 in the event of the termination of his employment within eighteen months following a change of control of the Company.  Under such circumstances, Mr. Goldstein’s outstanding options would become exercisable and would remain exercisable until the first anniversary of the termination date.

Dale A. Thatcher

Pursuant to the 2019 Thatcher Employment Agreement, in the event that Mr. Thatcher’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the 2019 Thatcher Employment Agreement), Mr. Thatcher would be entitled to receive separation payments equal to his then applicable base salary and the 3% bonus for the remainder of the term.

In the event of the termination of Mr. Thatcher's employment within eighteen months following a change of control of the Company, Mr. Thatcher would be entitled, under certain circumstances, to (i) a payment equal to one and one-half times the sum of his then annual salary and annual performance bonus and (ii) payment of health insurance premiums for the remainder of the term. In the event of Mr. Thatcher's retirement from the Company, all stock grants previously granted to Mr. Thatcher will continue to vest in accordance with the original schedule as of Mr. Thatcher was still employed by the Company.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2018:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards	Total

Jay M. Haft	$61,000	$41,300	$-	$102,300
Floyd R. Tupper	$72,500	$41,300	$-	$113,800
William L. Yankus	$67,500	$41,300	$-	$108,800
Carla A. D’Andre	$61,000	$41,300	$-	$102,300
Timothy P. McFadden(1)	$18,437	$12,362	$-	$30,799

(1)
Mr. McFadden was appointed a director in August 2018.

(2)
Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report. The aggregate number of unvested restricted stock awards outstanding as of fiscal year end for each non-employee director is as follows:

Name	Unvested Restricted Stock Awards (#)

Jay M. Haft	1,999
Floyd R. Tupper	3,999
William L. Yankus	3,833
Carla A. D’Andre	2,833
Timothy P. McFadden	795

Our non-employee directors are currently entitled to receive annual compensation for their services as directors as follows:

●
Effective January 1, 2019, $60,000
●
Effective January 1, 2019, an additional $25,000 for service as audit committee chair, an additional $20,000 for service as compensation committee chair, and an additional $15,000 for services as chair for other committees
●
Effective January 1, 2019, $40,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on December 31 of the same year.

During 2018, our non-employee directors were entitled to receive annual compensation for their services as directors as follows:

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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 12, 2018 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) named executive officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	658,194(1)	6.1%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	90,424	*

Floyd R. Tupper 220 East 57th Street New York, New York	58,897(2)	*

Dale A. Thatcher 212 Third Street Milford, Pennsylvania	37,837(3)	*

Victor J. Brodsky 15 Joys Lane Kingston, New York	29,796(4)	*

Benjamin Walden 15 Joys Lane Kingston, New York	15,458(5)	*

Carla A. D’Andre 3561 Avocado Avenue Miami, Florida	11,401	*

William L. Yankus 10 Pheasant Hill Road Farmington, Connecticut	7,501(6)	*

Timothy P. McFadden 310 8th Avenue N. Saint Petersburg, Florida	2,000	*

RenaissanceRe Ventures Ltd. Renaissance Other Investments Holding II Ltd. RenaissanceRe Holdings Ltd. Renaissance House 12 Crow Lane Pembrooke HM19 Bermuda	595,238(7)	5.5%

All executive officers and directors as a group (9 persons)	911,508(1)(2)(3)(4)(5)(6)	8.5%

* Less than 1%.

(1)
The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes 73,168 shares of common stock owned by Mr. Goldstein's wife. Mr. Goldstein has sole voting and dispositive power over 585,026 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock.

(2)
Includes 31,460 shares owned by Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 27,437 shares of common stock and shared voting and dispositive power over 31,460 shares of common stock

(3)	Includes 11,905 shares issuable upon the vesting of restricted stock within 60 days.
(4)	Includes 556 shares issuable upon the vesting of restricted stock within 60 days.

(5)	Includes 10,000 shares issuable upon the exercise of options that are exercisable currently and 334 shares issuable upon the vesting of restricted stock within 60 days.

(6)	Includes 500 shares issuable upon the vesting of restricted stock within 60 days.

(7)
The information regarding RenaissanceRe Ventures Ltd. (“RenaissanceRe Ventures”), Renaissance Other Investments Holding II Ltd. (“ROIHL II”) and RenaissanceRe Holdings Ltd. (“RenaissanceRe Holdings”) is based solely on a Schedule 13G/A filed by such reporting persons with the SEC on February 14, 2019 (the “Renaissance 13G/A”). According to the Renaissance 13G/A, RenaissanceRe Ventures, ROIHL II and RenaissanceRe Holdings each have shared voting and dispositive power over the 595,238 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

● All compensation plans previously approved by security holders; and
● All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	37,500	$8.60	466,124

Equity compensation plans not approved by security holders

Total	37,500	$8.36	466,124

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Dale A. Thatcher, Jay M. Haft, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre, and Timothy P. McFadden. Our board of directors has determined that each of Messrs. Haft, Tupper, Yankus, McFadden, and Ms. D’Andre are independent under applicable Nasdaq listing standards and federal securities rules and regulations.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Haft, and Yankus, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence of Audit Committee members.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Mr. Haft and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Yankus, Haft, and Tupper and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Related Party Transactions

The daughter of Barry Goldstein, Amanda Goldstein, is employed as Investor Relations Director by the Company and serves as vice president of a subsidiary of the Company. For the fiscal year ending December 31, 2018, she earned $142,629 in compensation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal year ended December 31, 2018 and 2017.

Fee Category	Fiscal 2018 Fees	Fiscal 2017 Fees
Audit Fees(1)	$309,684	$392,214
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$309,684	$392,214

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the filing of Forms S-3 and services provided in connection with other statutory or regulatory filings.
(2)
Marcum did not provide any tax services during the period.
(3)
Marcum did not provide any “Audit-Related Fees” during the period.
(4)
Marcum did not provide any “other services” during the period.

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

4(a)
Indenture, dated as of December 19, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 20, 2017).

4(b)
First Supplemental Indenture, dated as of December 19, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 20, 2017).

4(c)
Form of Global Note representing $30,000,000 aggregate principal amount of 5.50% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 20, 2017).

10(a)	2005 Equity Participation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K filed March 25, 2015).

10(b)	2014 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2014).

10(c)
Amended and Restated Employment Agreement, dated as of October 16, 2018, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2018).

10(d)
Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2005 Equity Participation Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 14, 2014).

10(e)
Stock Option Agreement, dated as of August 12, 2014, between Kingstone Companies, Inc. and Barry B. Goldstein (2014 Equity Participation Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 14, 2014).

10(f)
Purchase Agreement, dated April 18, 2016, by and between Kingstone Companies, Inc. and RenaissanceRe Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2016).

10(g)
Underwriting Agreement, dated January 25, 2017, among Kingstone Companies, Inc., the selling stockholders named therein and Sandler O’Neill & Partners, L.P., as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 27, 2017).

10(h)
Underwriting Agreement, dated December 14, 2017, between Kingstone Companies, Inc. and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 18, 2017).

10(i)
Employment Agreement, dated as of October 16, 2018, by and between Kingstone Companies, Inc. and Dale A. Thatcher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2018).

10(j)	Stock Grant Agreement, dated as of March 14, 2018, between Kingstone Companies, Inc. and Dale A. Thatcher.

10(k)	Employment Agreement, dated March 14, 2018, between Kingstone Insurance Company and Dale A. Thatcher.

10(l)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed March 16, 2017).

23	Consent of Marcum LLP.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

March 18, 2019	By:	/s/ Dale A. Thatcher
Dale A. Thatcher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale A. Thatcher	Chief Executive Officer, and Director (Principal Executive Officer)	March 18, 2019
Dale A. Thatcher

/s/ Victor J. Brodsky	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2019
Victor J. Brodsky

/s/ Barry B. Goldstein	Executive Chairman of the Board	March 18, 2019
Barry B. Goldstein

/s/ Jay M. Haft	Director	March 18, 2019
Jay M. Haft

/s/ Floyd R. Tupper	Director	March 18, 2019
Floyd R. Tupper

/s/ William L. Yankus	Director	March 18, 2019
William L. Yankus

/s/ Carla D’Andre	Director	March 18, 2019
Carla D’Andre

/s/ Timothy P. McFadden	Director	March 18, 2019
Timothy P. McFadden

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended	F-4
December 31, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018	F-5
and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of equity securities in 2018.

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

/s/ Marcum LLP

Marcum LLP
Hartford, CT
March 18, 2019

We have served as the Company’s auditor since 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2018	2017

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,426,416 at December 31, 2018 and $5,150,076 at December 31, 2017)	$4,222,855	$4,869,808
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$155,431,261 at December 31, 2018 and $119,122,106 at December 31, 2017)	151,777,517	119,988,256
Equity securities, at fair value (cost of $18,305,986 at December 31, 2018 and
$13,761,841 at December 31, 2017)	16,572,616	14,286,198
Other investments	1,855,225	-
Total investments	174,428,213	139,144,262
Cash and cash equivalents	21,138,403	48,381,633
Investment subscription receivable	-	2,000,000
Premiums receivable, net	13,961,599	13,217,698
Reinsurance receivables, net	26,367,115	28,519,130
Deferred policy acquisition costs	17,907,737	14,847,236
Intangible assets, net	670,000	1,010,000
Property and equipment, net	6,056,929	4,772,577
Deferred income tax	354,233	-
Other assets	5,867,850	2,655,527
Total assets	$266,752,079	$254,548,063

Liabilities
Loss and loss adjustment expense reserves	$56,197,106	$48,799,622
Unearned premiums	79,032,131	65,647,663
Advance premiums	2,107,629	1,477,693
Reinsurance balances payable	1,933,376	2,563,966
Deferred ceding commission revenue	2,686,677	4,266,412
Accounts payable, accrued expenses and other liabilities	6,819,231	7,487,654
Income taxes payable	15,035	-
Deferred income tax	-	600,342
Long-term debt, net	29,295,251	29,126,965
Total liabilities	178,086,436	159,970,317

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,775,148 shares at December 31, 2018 and 11,618,646 at December 31, 2017; outstanding
10,747,709 shares at December 31, 2018 and 10,631,837 shares at December 31, 2017	117,751	116,186
Capital in excess of par	67,763,940	68,380,390
Accumulated other comprehensive (loss) income	(2,884,313)	1,100,647
Retained earnings	26,380,816	27,152,822
	91,378,194	96,750,045
Treasury stock, at cost, 1,027,439 shares at December 31, 2018
and 986,809 shares at December 31, 2017	(2,712,552)	(2,172,299)
Total stockholders' equity	88,665,642	94,577,746

Total liabilities and stockholders' equity	$266,752,078	$254,548,063

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
Years ended December 31,	2018	2017

Revenues
Net premiums earned	$103,414,715	$77,351,023
Ceding commission revenue	5,332,630	9,933,133
Net investment income	6,186,248	4,132,586
Net (losses) gains on investments	(2,495,857)	84,313
Other income	1,334,162	1,268,255
Total revenues	113,771,898	92,769,310

Expenses
Loss and loss adjustment expenses	58,295,205	34,185,537
Commission expense	25,342,137	21,182,254
Other underwriting expenses	20,943,342	18,115,614
Other operating expenses	2,575,404	3,512,927
Depreciation and amortization	1,787,150	1,402,928
Interest expense	1,821,597	60,335
Total expenses	110,764,835	78,459,595

Income from operations before taxes	3,007,063	14,309,715
Income tax (benefit) expense	(86,183)	4,323,230
Net income	3,093,246	9,986,485

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(4,984,149)	1,364,319

Reclassification adjustment for losses (gains)
included in net income	464,254	(84,313)
Net change in unrealized (losses) gains	(4,519,895)	1,280,006
Income tax benefit (expense) related to items
of other comprehensive (loss) income	949,177	(435,202)
Other comprehensive (loss) income, net of tax	(3,570,718)	844,804

Comprehensive (loss) income	$(477,472)	$10,831,289

Earnings per common share:
Basic	$0.29	$0.96
Diluted	$0.29	$0.94

Weighted average common shares outstanding
Basic	10,686,813	10,388,440
Diluted	10,716,886	10,581,577

Dividends declared and paid per common share	$0.4000	$0.3025

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2018 and 2017

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2017	-	$-	8,896,335	$88,963	$37,950,401	$72,931	$20,563,720	974,469	$(1,995,462)	$56,680,553
Proceeds from public offering, net of offering costs of $2,173,000	-	-	2,692,500	26,925	30,109,774	-	-	-	-	30,136,699
Stock-based compensation	-	-	-	-	270,231	-	-	-	-	270,231
Vesting of restricted stock awards	-	-	12,311	123	(123)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(1,730)	(18)	(27,627)	-	-	-	-	(27,645)
Exercise of stock options	-	-	19,230	193	77,734	-	-	-	-	77,927
Acquisition of treasury stock	-	-	-	-	-	-	-	12,340	(176,837)	(176,837)
Dividends	-	-	-	-	-	-	(3,214,471)	-	-	(3,214,471)
Net income	-	-	-	-	-	-	9,986,485	-	-	9,986,485
Other comprehensive income	-	-	-	-	-	844,804	-	-	-	844,804
Reclassify stranded tax effects from accumulated other comprehensive income to retained earnings	-	-	-	-	-	182,912	(182,912)	-	-	-
Balance, December 31, 2017, as reported	-	-	11,618,646	116,186	68,380,390	1,100,647	27,152,822	986,809	(2,172,299)	94,577,746
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation	-	-	-	-	702,650	-	-	-	-	702,650
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(72,063)	(719)	(1,356,452)	-	-	-	-	(1,357,171)
Vesting of restricted stock awards	-	-	19,482	190	(190)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,877)	(29)	(50,975)	-	-	-	-	(51,004)
Exercise of stock options	-	-	211,960	2,123	88,517	-	-	-	-	90,640
Acquisition of treasury stock	-	-	-	-	-	-	-	40,630	(540,253)	(540,253)
Dividends	-	-	-	-	-	-	(4,279,494)	-	-	(4,279,494)
Net income	-	-	-	-	-	-	3,093,246	-	-	3,093,246
Other comprehensive loss	-	-	-	-	-	(3,570,718)	-	-	-	(3,570,718)
Balance, December 31, 2018	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2018	2017

Cash flows from operating activities:
Net income	$3,093,246	$9,986,485
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net losses (gains) on sale of investments	93,974	(84,313)
Unrealized losses of equity investments	2,257,727	-
Net unrealized losses of other investments	144,156	-
Depreciation and amortization	1,787,150	1,402,928
Amortization of bond premium, net	373,014	548,846
Amortization of discount and issuance costs on long-term debt	168,286	5,335
Stock-based compensation	702,650	270,231
Deferred income tax benefit	(5,398)	(1,809)
(Increase) decrease in operating assets:
Premiums receivable, net	(743,901)	(1,568,300)
Reinsurance receivables, net	2,152,015	3,678,635
Deferred policy acquisition costs	(3,060,501)	(2,607,455)
Other assets	(3,215,227)	(1,228,493)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	7,397,484	7,062,903
Unearned premiums	13,384,468	10,653,288
Advance premiums	629,936	56,133
Reinsurance balances payable	(630,590)	417,949
Deferred ceding commission revenue	(1,579,735)	(2,585,429)
Accounts payable, accrued expenses and other liabilities	(653,388)	2,039,206
Net cash flows provided by operating activities	22,295,366	28,046,140

Cash flows from investing activities:
Purchase - fixed-maturity securities, held-to-maturity	-	(121,271)
Purchase - fixed-maturity securities, available-for-sale	(58,542,741)	(50,396,228)
Purchase - equity securities	(13,380,542)	(7,526,326)
Sale and redemption - fixed-maturity securities, held-to-maturity	624,963	247,500
Sale or maturity - fixed-maturity securities, available-for-sale	21,381,668	11,132,000
Sale - equity securities	9,246,840	3,862,127
Investment subscription	-	(2,000,000)
Acquisition of fixed assets	(2,731,502)	(2,824,132)
Net cash flows used in investing activities	(43,401,314)	(47,626,330)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	30,136,699
Net proceeds from issuance of long-term debt	-	29,121,630
Proceeds from exercise of stock options	90,640	77,927
Withholding taxes paid on net exercise of stock options	(1,357,171)	-
Withholding taxes paid on vested retricted stock awards	(51,004)	(27,645)
Purchase of treasury stock	(540,253)	(176,837)
Dividends paid	(4,279,494)	(3,214,471)
Net cash flows (used in) provided by financing activities	(6,137,282)	55,917,303

(Decrease) increase in cash and cash equivalents	$(27,243,230)	$36,337,113
Cash and cash equivalents, beginning of period	48,381,633	12,044,520
Cash and cash equivalents, end of period	$21,138,403	$48,381,633

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,201,000	$5,773,000
Cash paid for interest	$1,700,417	$-

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through independent agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts and Pennsylvania. Although New Jersey, Rhode Island and Massachusetts are now growing expansion markets for the Company, 93.7% and 98.5% of KICO’s direct written premiums for the years ended December 31, 2018 and 2017, respectively, came from the New York policies.

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

Ceding Commission Revenue

Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs of the reinsurance, generally on a pro-rata basis over the terms of the policies reinsured. Unearned amounts are recorded as deferred ceding commission revenue. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to ceding commission revenue in the period that changes in the estimated losses are determined.

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

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in the period in which the estimates are changed. Loss and LAE incurred as presented in the consolidated statements of income and comprehensive income (loss) are net of reinsurance recoveries.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2018 and 2017. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2018 and 2017. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale. Effective January 1, 2018, the Company adopted ASU 2016-01, which resulted in changes in the estimated fair value of equity securities and other investments held at December 31, 2018 being reported in net income instead of other comprehensive income (loss). For additional discussion, see Note 2, Accounting Policies. The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined on the specific identification method and reported in net income in the consolidated statements of income and comprehensive income (loss).

Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses reported in net income. Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net income. See Note 3, Investments for additional discussion.

Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,721,000 and $1,136,000 as of December 31, 2018 and 2017, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $255,000 and $291,000 as of December 31, 2018 and 2017, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $252,000 and $138,000 were written off for the years ended December 31, 2018 and 2017, respectively.

Deferred Policy Acquisition Costs

Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2018 and 2017.

Property and Equipment

Building and building improvements, automobiles, furniture, computer equipment, and computer software are reported at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, computer software, automobiles, furniture and other equipment is three years, and building and building improvements is 39 years.

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2018 and 2017, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

As of December 31, 2018 and 2017, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2018	2017

Collateralized bank repurchase agreement (1)	$568,123	$10,249,985
Money market funds	15,012,559	35,874,700
Total	$15,580,682	$46,124,685

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2018, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. The Company’s customer base is concentrated in the New York City metropolitan area. The Company also has receivables from its reinsurers.

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

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2018 and 2017 as follows:

	Years ended December 31,
	2018	2017
Personal Lines	80.7%	77.2%
Commercial Lines	11.6%	12.2%
Livery physical damage	n/a	10.3%
Total premiums earned subject to concentration	92.3%	99.7%
Premiums earned not subject to concentration	7.7%	0.3%
Total premiums earned	100.0%	100.0%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses, which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. Additionally, the computation of diluted earnings per share excludes unvested restricted stock awards as calculated using the treasury stock method.

Advertising Costs

Advertising costs are charged to operations when the advertising is initiated. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of income and comprehensive income (loss), and were approximately $173,000 and $202,000 for the years ended December 31, 2018 and 2017, respectively.

Stock-based Compensation

Stock-based compensation expense in 2018 and 2017 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities, and related income taxes.

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company adopted ASU 2014-09 effective January 1, 2018. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. Accordingly, the adoption of ASU 2014-09, as amended, did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Effective January 1, 2018, the Company adopted the provisions of ASU 2016-01. The updated guidance requires equity investments, including limited partnership interests, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The adoption of this guidance resulted in the recognition of approximately $414,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (loss) (“AOCI”) by the same amount. The Company elected to report changes in the fair value of equity investments in net gains (losses) on investments in the consolidated statements of income and comprehensive income (loss). At December 31, 2017, equity investments were classified as available-for-sale on the Company's consolidated balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. Furthermore, for the year ended December 31, 2018, net loss on investments of approximately $2,496,000 recorded in the consolidated statements of income and comprehensive income (loss) includes net losses of approximately $2,402,000 from the estimated fair value change of equity securities and other investments.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The revised ASU provides accounting guidance for eight specific cash flow issues. The FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. The Company adopted this ASU effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this ASU effective January 1, 2018 on a prospective basis and it did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. The Company will be adopting ASU 2016-02 effective January 1, 2019. Under the new lease guidance, the Company’s assets and liabilities will increase by approximately $960,000 primarily related to an operating lease for office space. The Company does not expect material changes to the consolidated statements of income and comprehensive income (loss).

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

  Note 3 - Investments

Available-for-Sale Securities

The amortized cost and estimated fair value of investments in available-for-sale fixed-maturity securities as of December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31, 2018
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,222,050	$26,331	$(28,000)	$-	$8,220,381	$(1,669)

Political subdivisions of States,
Territories and Possessions	6,339,540	50,903	(12,327)	(36,508)	6,341,608	2,068

Corporate and other bonds
Industrial and miscellaneous	119,078,698	123,740	(2,775,540)	(676,605)	115,750,293	(3,328,405)

Residential mortgage and other
asset backed securities (1)	21,790,973	236,502	(231,229)	(331,012)	21,465,234	(325,739)
Total	$155,431,261	$437,476	$(3,047,096)	$(1,044,125)	$151,777,516	$(3,653,745)

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 9). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2018, the estimated fair value of the eligible investments was approximately $5,116,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2018, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2017
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$11,096,122	$250,135	$(30,814)	$-	$11,315,443	$219,321

Corporate and other bonds
Industrial and miscellaneous	87,562,631	1,189,207	(269,857)	(340,516)	88,141,465	578,834

Residential mortgage and other
asset backed securities (1)	20,463,353	305,499	(48,482)	(189,022)	20,531,348	67,995
Total	$119,122,106	$1,744,841	$(349,153)	$(529,538)	$119,988,256	$866,150

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY (see Note 9). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of December 31, 2017, the estimated fair value of the eligible investments was approximately $6,703,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2017, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2018 and 2017 is shown below:

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$6,742,519	$6,738,014	$2,585,479	$2,595,938
One to five years	47,038,838	46,640,012	31,716,345	32,065,197
Five to ten years	76,884,505	74,290,076	62,702,945	63,129,543
More than ten years	2,974,426	2,644,180	1,653,984	1,666,230
Residential mortgage and other asset backed securities	21,790,973	21,465,234	20,463,353	20,531,348
Total	$155,431,261	$151,777,516	$119,122,106	$119,988,256

Equity Securities

The cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616

	December 31, 2017
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$7,081,099	$60,867	$(141,025)	$7,000,941
Common stocks and exchange
traded mutual funds	6,680,742	841,250	(236,735)	7,285,257
Total	$13,761,841	$902,117	$(377,760)	$14,286,198

Other Investments

The cost, estimated fair value, and gross losses of the Company’s other investments as of December 31, 2018 and, 2017 are as follows:

	December 31, 2018			December 31, 2017
		Gross	Estimated		Gross	Estimated
Category	Cost	Losses	Fair Value	Cost	Gains/(Losses)	Fair Value

Other Investments:
Hedge fund	$1,999,381	$(144,156)	$1,855,225	$-	$-	$-
Total	$1,999,381	$(144,156)	$1,855,225	$-	$-	$-

Held-to-Maturity Securities

The amortized cost and estimated fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	$143,568

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	33,862

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	26,131

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	$203,561

	December 31, 2017

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,466	$147,573	$(1,729)	$-	$875,310	$145,844

Political subdivisions of States,
Territories and Possessions	998,984	50,366	-	-	1,049,350	50,366

Corporate and other bonds
Industrial and miscellaneous	3,141,358	90,358	-	(6,300)	3,225,416	84,058

Total	$4,869,808	$288,297	$(1,729)	$(6,300)	$5,150,076	$280,268

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2018 and 2017 is shown below:

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,996,685	3,036,531	2,546,459	2,601,898
Five to ten years	619,663	635,846	1,716,884	1,794,139
More than ten years	606,507	754,039	606,465	754,039
Total	$4,222,855	$4,426,416	$4,869,808	$5,150,076

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2018	2017

Income:
Fixed-maturity securities	$5,316,970	$3,664,577
Equity securities	820,827	564,071
Cash and cash equivalents	219,238	56,075
Total	6,357,035	4,284,723
Expenses:
Investment expenses	170,787	152,137
Net investment income	$6,186,248	$4,132,586

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $624,963 and $247,500 for the years ended December 31, 2018 and 2017, respectively. Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity for the year ended December 31, 2017 includes one redemption of $200,000 and one sale of $47,500. The sale was to dispose of a bond issued by the Commonwealth of Puerto Rico that was deemed to have a permanent credit impairment by the Company (see Impairment Review Below).

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $21,381,668 and $11,132,000 for the years ended December 31, 2018 and 2017, respectively.

Proceeds from the sale of equity securities were $9,246,840 and $3,862,127 for the years ended December 31, 2018 and 2017, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Years ended
	December 31,
	2018	2017
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$117,186	$70,478
Gross realized losses (1)	(618,699)	(309,247)
	(501,513)	(238,769)

Equity securities:
Gross realized gains	992,012	636,880
Gross realized losses	(584,473)	(263,798)
	407,539	373,082

Net realized (losses) gains	(93,974)	134,313

Other-than-temporary impairment losses:
Fixed-maturity securities	-	(50,000)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	-
Gross losses	(2,257,727)	-
	(2,257,727)	-

Other investments:
Gross gains	-	-
Gross losses	(144,156)	-
	(144,156)	-

Net unrealized losses	(2,401,883)	-

Net (losses) gains on investments	$(2,495,857)	$84,313

(1)
Gross realized losses for the year ended December 31, 2018 includes a $23,912 loss from the redemption of a fixed-maturity security held-to-maturity. Gross realized losses for the year ended December 31, 2017 includes a $59,916 loss from the sale of a fixed-maturity security held-to-maturity issued by the Commonwealth of Puerto Rico (see impairment review below).

Impairment Review

The Company regularly reviews its fixed-maturity securities (and reviewed its equity securities portfolios prior to January 1, 2018) to evaluate the necessity of recording impairment losses as charges to operations for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive income (loss).  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.  For held-to-maturity fixed-maturity securities, the amount of OTTI recorded in comprehensive income (loss) for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the consolidated statements of income and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2018 and December 31, 2017, there were 156 and 62 fixed-maturity securities, respectively, and 13 equity securities at December 31, 2017 that accounted for the gross unrealized loss. In December 2017, the Company disposed of one of its held-to-maturity debt securities that was previously recorded in OTTI, which was a bond issued by the Commonwealth of Puerto Rico. In July 2016, Puerto Rico defaulted on its interest payment to bondholders. Due to the credit deterioration of Puerto Rico, the Company recorded its first credit loss component of OTTI on this investment as of June 30, 2016. As of December 31, 2016, the full amount of the write-down was recognized as a credit component of OTTI in the amount of $69,911. In September 2017, Hurricane Maria significantly affected Puerto Rico. The impact of this event further contributed to the credit deterioration of Puerto Rico and, as a result, the Company recorded an additional credit loss component of OTTI on this investment for the amount of $50,000 during the quarter ended September 30, 2017. The total of the two OTTI write-downs of this investment through December 31, 2017 was $119,911. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of investments for the years ended December 31, 2018 and 2017. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2018 and 2017 as follows:

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$4,948,530	$(28,000)	3	$-	$-	-	$4,948,530	$(28,000)

Political subdivisions of
States, Territories and
Possessions	555,375	(12,327)	1	1,436,242	(36,508)	3	1,991,617	(48,835)

Corporate and other
bonds industrial and
miscellaneous	81,004,459	(2,775,540)	97	13,424,888	(676,605)	24	94,429,347	(3,452,145)

Residential mortgage and other
asset backed securities	7,002,713	(231,229)	9	11,928,425	(331,012)	19	18,931,138	(562,241)

Total fixed-maturity
securities	$93,511,077	$(3,047,096)	110	$26,789,555	$(1,044,125)	46	$120,300,632	$(4,091,221)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of
States, Territories and
Possessions	$1,549,839	$(30,814)	4	$-	$-	-	$1,549,839	$(30,814)

Corporate and other
bonds industrial and
miscellaneous	15,036,462	(269,857)	20	9,113,924	(340,516)	17	24,150,386	(610,373)

Residential mortgage and other
asset backed securities	6,956,371	(48,482)	6	7,867,572	(189,022)	15	14,823,943	(237,504)

Total fixed-maturity
securities	$23,542,672	$(349,153)	30	$16,981,496	$(529,538)	32	$40,524,168	$(878,691)

Equity Securities:
Preferred stocks	$1,605,217	$(20,313)	5	$1,776,675	$(120,712)	3	$3,381,892	$(141,025)
Common stocks and
exchange traded mutual funds	1,446,375	(222,205)	4	124,900	(14,530)	1	1,571,275	(236,735)

Total equity securities	$3,051,592	$(242,518)	9	$1,901,575	$(135,242)	4	$4,953,167	$(377,760)

Total	$26,594,264	$(591,671)	39	$18,883,071	$(664,780)	36	$45,477,335	$(1,256,451)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 4 - Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation technique used by the Company to estimate the fair value of its financial instruments is the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company’s investments measured at fair value on a recurring basis are allocated among fair value levels at December 31, 2018 and 2017 as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,220,381	$-	$-	$8,220,381

Political subdivisions of
States, Territories and
Possessions	-	6,341,608	-	6,341,608

Corporate and other
bonds industrial and
miscellaneous	112,076,270	3,674,023	-	115,750,293

Residential mortgage backed securities	-	21,465,234	-	21,465,234
Total fixed maturities	120,296,651	31,480,865	-	151,777,516
Equity securities	16,572,616	-	-	16,572,616
Total investments	$136,869,267	$31,480,865	$-	$168,350,132

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of
States, Territories and
Possessions	$-	$11,315,443	$-	$11,315,443

Corporate and other
bonds industrial and
miscellaneous	83,597,300	4,544,165	-	88,141,465

Residential mortgage backed securities	-	20,531,348	-	20,531,348
Total fixed maturities	83,597,300	36,390,956	-	119,988,256
Equity securities	14,286,198	-	-	14,286,198
Total investments	$97,883,498	$36,390,956	$-	$134,274,454

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table sets forth the Company’s investment in a hedge fund investment measured at NAV per share (or its equivalent) as of December 31, 2018 and 2017. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2018	December 31, 2017

Other Investments:
Hedge fund	$1,855,225	$-
Total	$1,855,225	$-

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the 2018 consolidated statement of income and comprehensive income (loss) within net (losses) gains on investments.

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt, which is not measured at fair value is as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,521,734	$-	$28,521,734

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,943,251	$-	$28,943,251

The fair value of long-term debt is estimated based on observable market prices when available. When observable market prices were not available, the fair values of debt were based on observable market prices of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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
YEARS ENDED DECEMBER 31, 2018 AND 2017

Premiums receivable, reinsurance receivables, and investment subscription receivable:  The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to the short-term nature of the assets.

Real estate: The estimated fair value of the land and building included in property and equipment, which is used in the Company’s operations, approximates the carrying value. The estimated fair value was based on an appraisal prepared using the sales comparison approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

Long-term debt:  The estimated fair value of long-term debt is based on observable market interest rates when available. When observable market interest rates were not available, the estimated fair values of debt were based on observable market interest rates of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$4,222,855	$4,426,416	$4,869,808	$5,150,076
Cash and cash equivalents	$21,138,403	$21,138,403	$48,381,633	$48,381,633
Investment subscription receivable	$-	$-	$2,000,000	$2,000,000
Premiums receivable, net	$13,961,599	$13,961,599	$13,217,698	$13,217,698
Reinsurance receivables, net	$26,367,115	$26,367,115	$28,519,130	$28,519,130
Real estate, net of accumulated depreciation	$2,300,827	$2,705,000	$2,261,829	$2,705,000
Reinsurance balances payable	$1,933,376	$1,933,376	$2,563,966	$2,563,966
Long-term debt, net	$29,295,251	$28,521,734	$29,126,965	$28,943,251

Note 6 - Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. The insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. The remaining weighted average amortization period of identified intangible assets of finite useful life is approximately 0.5 years as of December 31, 2018.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2018 and 2017 are summarized as follows:

		December 31, 2018			December 31, 2017
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,230,000	170,000	3,400,000	2,890,000	510,000
Other identifiable
intangibles	7	950,000	950,000	-	950,000	950,000	-
Total		$4,850,000	$4,180,000	$670,000	$4,850,000	$3,840,000	$1,010,000

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2018 and 2017.

The Company recorded amortization expense related to intangibles of $340,000, for each of the years ended December 31, 2018 and 2017. The $170,000 remaining net carrying amount of finite life intangibles will be amortized during the year ending December 31, 2019.

Note 7 - Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under the July 1, 2017 through June 30, 2018 treaty year and the new treaty year that began on July 1, 2018 (“2017/2019 Treaty”). The Company’s quota share reinsurance treaties in effect for the year ended December 31, 2017 were covered under the 2017/2019 Treaty and July 1, 2016 through June 30, 2017 treaty year (“2016/2017 Treaty”).

In March 2017, the Company bound its personal lines quota share reinsurance treaty effective July 1, 2017. The treaty provided for a reduction in the quota share ceding rate to 20%, from 40% in the 2016/2017 Treaty, and an increase in the provisional ceding commission rate to 53%, from 52% in the 2016/2017 Treaty. The 2017/2019 Treaty covered a two-year period from July 1, 2017 through June 30, 2019. In August 2018, the Company terminated its contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% from 20%.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2018. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2018	July 1, 2017	July 1, 2016
	to	to	to
Line of Busines	June 30, 2019	June 30, 2018	June 30, 2017

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	10%	20%	40%
Risk retained	$900,000	$800,000	$500,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$833,333
Excess of loss coverage and facultative facility above quota share coverage (1)	$9,000,000	$9,000,000	$3,666,667
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$833,333
Total reinsurance coverage per occurrence	$9,100,000	$9,200,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$4,500,000
Expiration date	June 30, 2019	June 30, 2019	June 30, 2017

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$500,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$4,000,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$500,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$4,000,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2019	June 30, 2018	June 30, 2017
	-	-	-
Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	$5,000,000	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$4,500,000	$4,000,000	$3,000,000
Catastrophe loss coverage in excess of quota share coverage (3) (4)	$445,000,000	$315,000,000	$247,000,000
Reinstatement premium protection (5)	Yes	Yes	Yes

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
YEARS ENDED DECEMBER 31, 2018 AND 2017

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The single maximum risks per occurrence to which the Company is subject under the treaty years shown below are as follows:

	July 1, 2017 - June 30, 2018		July 1, 2016 - June 30, 2017
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines	Initial $1,000,000	$800,000	Initial $833,333	$500,000
	$1,000,000 - $10,000,000	None(2)	$833,333 - $4,500,000	None(3)
	Over $10,000,000	100%	Over $4,500,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000	Initial $500,000	$500,000
	$750,000 - $4,500,000	None(3)	$500,000 - $4,500,000	None(3)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,000,000	Initial $5,000,000	$3,000,000
	$5,000,000 - $320,000,000	None	$5,000,000 - $252,000,000	None
	Over $320,000,000	100%	Over $252,000,000	100%

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2018 and 2017 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2018
Cavello Bay Reinsurance Limited (1)	$5,319	$1,277	$6,596	$7,548	(2)
Swiss Reinsurance America Corporation	4,499	1,251	5,750	-
Hanover Rueck SE	2,728	1,181	3,909	-
SCOR Reinsurance Company	528	89	617	-
Allied World Assurance Company	306	373	679	-
Others	2,291	282	2,573	58	(3)
Total	$15,671	$4,453	$20,124	$7,606

December 31, 2017
Maiden Reinsurace Company (1)	$8,160	$968	$9,128	$10,583	(2)
Swiss Reinsurance America Corporation	4,299	600	4,899	-
Hanover Rueck SE	857	420	1,277	-
SCOR Reinsurance Company	851	209	1,060	-
Allied World Assurance Company	1,649	188	1,837	-
Others	932	148	1,080	205	(4)
Total	$16,748	$2,533	$19,281	$10,788

(1) On December 27, 2018, Enstar Group Limited announced that one of its wholly owned subsidiaries, Cavello Bay Reinsurance Limited acquired Maiden Reinsurance North America, Inc.
(2) Secured pursuant to collateralized trust agreements.
(2) Represents $53,000 secured pursuant to collateralized trust agreement and $5,000 guaranteed by an irrevocable letter of credit.
(3) Represents $202,000 secured pursuant to collateralized trust agreement and $3,000 guaranteed by an irrevocable letter of credit.

Assets held in the trusts referred to in footnotes (2), (3), and (4) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 include unearned ceded premiums of approximately $6,243,000 and $9,237,000, respectively.

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect for the year ended December 31, 2018 are attributable to contracts for the 2017/2019 Treaty. The Company’s estimated ultimate treaty year Loss Ratios for treaties in effect for the year ended December 31, 2017 are attributable to contracts for the 2017/2019 Treaty and 2016/2017 Treaty.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Treaties in effect for the year ended December 31, 2018

Under the 2017/2019 Treaty, the Company receives an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon the Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Ratios for the period July 1, 2018 through December 31, 2018 attributable to the 2017/2019 Treaty were consistent with the contractual Loss Ratio at which provisional ceding commissions were earned, and therefore no contingent commission adjustment was recorded for the six-month period ended December 31, 2018. The Company’s Loss Ratios for the period July 1, 2017 through June 30, 2018 attributable to the 2017/2019 Treaty were higher than the contractual Loss Ratio at which provisional ceding commissions were earned. Accordingly, for the six months ended June 30, 2018, the Company incurred negative contingent ceding commissions as a result of the estimated Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

Treaties in effect for the year ended December 31, 2017

Under the 2017/2019 Treaty and the 2016/2017 Treaty, the Company received, an upfront fixed provisional rate that was subject to a sliding scale contingent adjustment based upon the Loss Ratio. Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty and 2016/2017 Treaty. The Company’s Loss Ratios for the period July 1, 2017 through December 31, 2017 attributable to the 2017/2019 Treaty, and from July 1, 2016 through December 31, 2017 attributable to the 2016/2017 Treaty, were consistent with the contractual Loss Ratio at which the provisional ceding commissions were earned and therefore no additional contingent commission was recorded for the year ended December 31, 2017 with respect to these treaties.

In addition to the treaties that were in effect for the years ended December 31, 2018 and 2017, the Loss Ratios from prior years’ treaties are subject to change as loss reserves from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenues earned consists of the following:

	Years ended
	December 31,
	2018	2017

Provisional ceding commissions earned	$6,745,928	$10,677,214
Contingent ceding commissions earned	(1,413,298)	(744,081)
	$5,332,630	$9,933,133

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2018 and 2017, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,581,000 and $1,850,000, respectively, which are recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,

Net deferred policy acquisition costs, net of ceding
commission revenue, beginning of year	$10,580,824	$5,387,940

Cost incurred and deferred:
Commissions and brokerage	27,687,907	23,093,880
Other underwriting and policy acquisition costs	8,227,992	6,669,904
Ceding commission revenue	(5,166,193)	(8,091,785)
Net deferred policy acquisition costs	30,749,706	21,671,999
Return of deferred ceding commission revenue
due to reduction of quota share	(2,413,273)	(3,648,859)
Amortization	(23,696,197)	(12,830,256)
	4,640,236	5,192,884

Net deferred policy acquisition costs, net of ceding
commission revenue, end of year	$15,221,060	$10,580,824

Ending balances for deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2018 and 2017 follows:

	December 31,
	2018	2017

Deferred policy acquisition costs	$17,907,737	$14,847,236
Deferred ceding commission revenue	(2,686,677)	(4,266,412)
Balance at end of period	$15,221,060	$10,580,824

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $18,400 as of December 31, 2018. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2018 was approximately $9,849,000 based on KICO’s net admitted assets as of December 31, 2018. Advances are limited to the amount of available collateral, which was approximately $5,116,000 as of December 31, 2018. There were no borrowings under this facility during the year ended December 31, 2018.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50%. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of December 31, 2018 and 2017 is as follows:

	December 31,	December 31,
	2018	2017

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(129,796)	(162,209)
Issuance costs	(574,953)	(710,826)
Long-term debt, net	$29,295,251	$29,126,965

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

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds are being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC which became effective on November 28, 2017.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2018
Building	$2,231,967	$(554,077)	$1,677,890
Land	622,937	-	622,937
Furniture office equipment	723,217	(586,010)	137,207
Computer equipment and software	7,240,613	(3,621,718)	3,618,895
Total	$10,818,734	$(4,761,805)	$6,056,929

December 31, 2017
Building	$2,146,950	$(460,819)	$1,686,131
Land	575,698	-	575,698
Furniture office equipment	707,524	(493,558)	213,966
Computer equipment and software	4,657,174	(2,360,392)	2,296,782
Total	$8,087,346	$(3,314,769)	$4,772,577

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,447,150 and $1,062,928, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2018
Premiums written	$146,716,468	$1,004	$(26,923,679)	$119,793,793
Change in unearned premiums	(13,388,535)	4,067	(2,994,610)	(16,379,078)
Premiums earned	$133,327,933	$5,071	$(29,918,289)	$103,414,715

Year ended December 31, 2017
Premiums written	$121,575,178	$22,847	$(28,729,149)	$92,868,876
Change in unearned premiums	(10,662,744)	9,456	(4,864,565)	(15,517,853)
Premiums earned	$110,912,434	$32,303	$(33,593,714)	$77,351,023

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2018 and 2017 was $2,107,629 and $1,477,693, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2018 and 2017 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2018
Case-basis reserves	$35,812,037	$12,283,616
Loss adjustment expenses	9,102,862	1,433,170
IBNR reserves	11,282,207	1,954,461
Recoverable on unpaid losses		15,671,247
Recoverable on paid losses	-	4,453,298
Total loss and loss adjustment expenses	$56,197,106	20,124,545
Unearned premiums		6,242,570
Total reinsurance receivables		$26,367,115

December 31, 2017
Case-basis reserves	$30,499,592	$11,987,693
Loss adjustment expenses	8,635,199	1,990,506
IBNR reserves	9,664,831	2,770,709
Recoverable on unpaid losses		16,748,908
Recoverable on paid losses	-	2,533,042
Total loss and loss adjustment expenses	$48,799,622	19,281,950
Unearned premiums		9,237,180
Total reinsurance receivables		$28,519,130

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:
	Years ended
	December 31,
	2018	2017

Balance at beginning of period	$48,799,622	$41,736,719
Less reinsurance recoverables	(16,748,908)	(15,776,880)
Net balance, beginning of period	32,050,714	25,959,839

Incurred related to:
Current year	57,143,077	34,246,081
Prior years	1,152,128	(60,544)
Total incurred	58,295,205	34,185,537

Paid related to:
Current year	34,025,387	18,194,860
Prior years	15,794,673	9,899,802
Total paid	49,820,060	28,094,662

Net balance at end of period	40,525,859	32,050,714
Add reinsurance recoverables	15,671,247	16,748,908
Balance at end of period	$56,197,106	$48,799,622

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $14,482,712 and $14,067,027 for the years ended December 31, 2018 and 2017, respectively.

Prior year incurred loss and LAE development results from changes in ultimate loss and LAE estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2018 and 2017 was unfavorable $1,152,128 and favorable $(60,544) respectively. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

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
YEARS ENDED DECEMBER 31, 2018 AND 2017

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2015 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2018 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2009 to December 31, 2015 is presented as supplementary unaudited information.
Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2018
	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2017)

2009	$4,403	$4,254	$4,287	$4,384	$4,511	$4,609	$4,616	$4,667	$4,690	$ 4,672	$ -	1,136
2010		5,598	5,707	6,429	6,623	6,912	6,853	6,838	6,840	6,787	-	1,617
2011			7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,171	(3)	1,914
2012				9,539	9,344	10,278	10,382	10,582	10,790	10,791	(4)	4,702	(1)
2013					10,728	9,745	9,424	9,621	10,061	10,089	38	1,560
2014						14,193	14,260	14,218	14,564	15,023	238	2,131
2015							22,340	21,994	22,148	22,491	537	2,552
2016								26,062	24,941	24,789	1,096	2,862
2017									31,605	32,169	2,697	3,335
2018										54,455	9,079	3,935
									Total	$ 190,437
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited 2009 - 2017)

2009	$2,298	$3,068	$3,607	$3,920	$4,134	$4,362	$4,424	$4,468	$4,487	$ 4,659
2010		2,566	3,947	4,972	5,602	6,323	6,576	6,720	6,772	6,780
2011			3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,727
2012				3,950	5,770	7,127	8,196	9,187	10,236	10,323
2013					3,405	5,303	6,633	7,591	8,407	9,056
2014						5,710	9,429	10,738	11,770	13,819
2015							12,295	16,181	18,266	19,984
2016								15,364	19,001	21,106
2017									16,704	24,820
2018										32,383
									Total	$ 151,657

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$ 38,780
All outstanding liabilities before 2009, net of reinsurance										93
Liabilities for loss and allocted loss adjustment expenses, net of reinsurance										$ 38,873

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

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
The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	December 31, 2018
Liabilities for loss and loss adjustment expenses, net of reinsurance	$38,873
Total reinsurance recoverable on unpaid losses	15,671
Unallocated loss adjustment expenses	1,653
Total gross liability for loss and LAE reserves	$56,197

The following is supplementary unaudited information about average historical claims duration as of December 31, 2018:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10

All Lines of Business	46.4%	18.8%	11.4%	8.6%	9.5%	5.8%	1.5%	0.7%	0.3%	3.7%

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

Dividends Declared

Dividends declared and paid on Common Stock were $4,279,494 and $3,214,471 for the years ended December 31, 2018 and 2017, respectively. The Company’s Board of Directors approved a quarterly dividend on February 14, 2019 of $.10 per share payable in cash on March 15, 2019 to stockholders of record as of February 28, 2019 (see Note 19 - Subsequent Events).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The results of operations for the years ended December 31, 2018 and 2017 include stock-based compensation expense totaling approximately $6,000 and $38,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the years ended December 31, 2018 and 2017. Such amounts have been included in the consolidated statements of income and comprehensive income (loss) within other operating expenses.

Stock-based compensation expense in 2018 and 2017 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended December 31, 2018 and 2017.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the year ended December 31, 2018 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	341,150	$6.69	1.67	$4,131,028

Granted	-	$-	-	$-
Exercised	(303,650)	$6.48	-	$3,794,505
Forfeited	-	$-	-	$-

Outstanding at December 31, 2018	37,500	$8.36	2.24	$349,950

Vested and Exercisable at December 31, 2018	27,500	$8.37	2.26	$256,313

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $17.69 closing price of the Company’s Common Stock on December 31, 2018. The total intrinsic value of options exercised in the year ended December 31, 2018 was $3,794,505, determined as of the date of exercise.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $90,640 from the exercise of options for the purchase of 15,250 shares of common stock during the year ended December 31, 2018. The Company received 7,855 shares from the exercise of options under a Share Exchange for the purchase of 30,000 shares of common stock during the year ended December 31, 2018. The remaining 258,400 options exercised during the year ended December 31, 2018 were Net Exercises, resulting in the issuance of 94,647 shares of common stock. The Company received cash proceeds of $77,927 from the exercise of options for the purchase of 13,750 shares of common stock during the year ended December 31, 2017. The remaining 7,850 options exercised during the year ended December 31, 2017 were Net Exercises.

As of December 31, 2018, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $1,000. Unamortized compensation cost as of December 31, 2018 is expected to be recognized over a remaining weighted-average vesting period of 0.19 years.

As of December 31, 2018, there were 466,124 shares reserved for grants under the 2014 Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the year ended December 31, 2018 is as follows:
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2018	47,337	$14.35	$679,180

Granted	92,004	$18.67	$1,717,958
Vested	(15,752)	$14.07	$(221,613)
Forfeited	(3,090)	$15.00	$(46,350)

Balance at December 31, 2018	120,499	$17.66	$2,129,175

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the year ended December 31, 2018 and 2017, stock-based compensation for these grants was approximately $697,000 and $232,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of income and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

●
Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available-for-sale, to be reported at fair value.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2018 and 2017, KICO paid dividends to Kingstone of $3,600,000 and $2,900,000, respectively. On February 19, 2019, KICO’s Board of Directors approved a cash dividend of $2,000,000 to Kingstone, which was paid on February 20, 2019. For the years ended December 31, 2018 and 2017, KICO recorded statutory basis net income of $3,801,498 and $7,907,743, respectively. At December 31, 2018 and 2017, KICO reported statutory basis surplus as regards policyholders of $98,745,944 and $101,290,282, respectively, as filed with the DFS.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2018 and 2017.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

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
The provision for income taxes is comprised of the following:

Years ended December 31,	2018	2017

Current federal income tax expense	$(74,001)	$4,317,686
Current state income tax (benefit) expense	(6,784)	7,353
Deferred federal and state income tax benefit	(5,398)	(1,809)
Income tax (benefit) expense	$(86,183)	$4,323,230

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2018		2017
Computed expected tax expense	$631,483	21.0%	$5,008,400	35.0%
Change in enacted tax rates on net deferred tax liabilities	-	-	(405,218)	(2.8)
State taxes, net of Federal benefit	(377,884)	(12.6)	(101,858)	(0.7)
State valuation allowance	390,976	13.0	124,486	0.9
Benefit of lower tax brackets	-	-	(100,000)	(0.7)
Permanent differences
Dividends received deduction	(85,703)	(2.9)	(138,197)	(1.0)
Non-taxable investment income	(40,861)	(1.4)	(85,684)	(0.6)
Excess benefit from stock-based compensation	(569,459)	(18.9)	-	-
Stock-based compensation	(16,960)	(0.5)	(25,821)	(0.2)
Other permanent differences	42,496	1.4	46,962	0.3
Prior year tax matters	(61,415)	(2.0)	4,172	-
Other	1,144	-	(4,012)	-
Income tax (benefit) expense, as reported	$(86,183)	(2.9)%	$4,323,230	30.2%

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. federal government. The Company has accounted for the material impacts of the Tax Act by re-measuring its deferred tax assets/(liabilities) at the 21% enacted tax rate as of December 31, 2017. As of December 31, 2017, the impact of the change in tax rate was a decrease in net deferred income tax liabilities of $405,218 with a corresponding increase in deferred income tax benefit. Upon completion of the 2017 U.S. income tax return in 2018, the Company did not identify any additional re-measurement adjustments to its recorded deferred tax liabilities and the one-time transition tax.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Deferred income tax liability for unrealized gains on available-for-sale securities that were re-measured due to the Act resulted in a stranded tax effect within AOCI. Due to the effect of the tax rate change being recorded through continuing operations as required under ASC 740. On February 14, 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for the reclassification of the stranded tax effects as a result of the Act from AOCI to retained earnings and requires certain other disclosures. The Company chose to early adopt the provisions of ASU 2018-02 and recorded a one-time reclassification of $182,912 from AOCI to retained earnings as of December 31, 2017 for the stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate (see the accompanying statement of consolidated stockholders’ equity for reclassification of the stranded tax effects).

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryovers (1)	$90,438	$103,655
Claims reserve discount	343,905	300,005
Unearned premium	3,145,682	2,431,301
Deferred ceding commission revenue	564,202	895,947
Other	383,733	382,522
Total deferred tax assets	4,527,960	4,113,430

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	3,760,625	3,117,920
Intangibles	140,700	212,100
Depreciation and amortization	664,194	328,735
Net unrealized (losses) gains of securities - available-for-sale	(1,151,335)	295,474
Total deferred tax liabilities	4,173,727	4,713,772

Net deferred income tax asset (liability)	$354,233	$(600,342)

(1) The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2018	2017	Expiration
State only (A)	$1,305,365	$824,996	December 31, 2038
Valuation allowance	(1,217,027)	(725,541)
State only, net of valuation allowance	88,338	99,455
Amount subject to Annual Limitation, federal only (B)	2,100	4,200	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$90,438	$103,655

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2018 and 2017 was approximately $20,083,000 and $12,692,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2038.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

(B) The Company has a remaining NOL of $10,000 that is subject to Internal Revenue Code Section 382, which places a limitation on the utilization of the federal net operating loss to approximately $10,000 per year (“Annual Limitation”) as a result of a greater than 50% ownership change of the Company in 1999. The remaining loss subject to the Annual Limitation will expire on December 31, 2019.

(2) Deferred tax liability - investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative insurance company to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (collectively the “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. Under GAAP guidance for business combinations, a temporary difference with an indefinite life exists when the parent company has a lower carrying value of its subsidiary for income tax purposes. The deferred tax liability was reduced to $759,543 upon the reduction of federal income tax rates as of December 31, 2017. The Company is required to maintain its deferred tax liability of $759,543 related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax provision for the year ended December 31, 2018:

Change in net deferred income tax assets	$(954,575)
Deferred tax benefit allocated to other comprehensive (loss) income	(949,177)
Deferred income tax benefit	$(5,398)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no material interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2018 and 2017. If any had been recognized these would be reported in income tax expense.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2014 through December 31, 2017 remain subject to examination.  The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 16 - Employee Benefit Plans

Employee Profit Sharing Plan

The Company maintained a discretionary employee profit sharing plan (the “Profit Sharing Plan”) available to full-time employees who were employed as of December 31. For the years ended December 31, 2018 and 2017, the Profit Sharing Plan called for a bonus to be paid based on a formula that is tied to the annual GAAP combined ratio (“Combined Ratio”). The maximum the bonus can be is 25% of eligible wages at a Combined Ratio of 70%. The bonus decreased by 1% for each percentage point increase in the Combined Ratio. There is a minimum bonus of 5% at a Combined Ratio of 90% and above. The bonus is allocated 35% to the employees’ 401(k) account and 65% as cash through payroll. The Company incurred approximately $445,000 and $989,000 of expense for the years ended December 31, 2018 and 2017, respectively, related to the Profit Sharing Plan, which is recorded in other operating expenses on the accompanying consolidated statements of income and comprehensive income (loss).

Employee Bonus Plan

In November 2018, the Company’s Board of Directors approved a new discretionary employee bonus plan (“Bonus Plan”) to replace the existing Profit Sharing Plan to be effective as of January 1, 2019. Eligible employees can receive a target bonus rate of between 12% and 30% of base salary depending on their position. The target bonus rate is subject to adjustment depending on annual performance evaluation scores. The Bonus Plan is funded through a point system whereby up to 60 points are funded by a target return on investment (“Target ROE”) sliding scale and up to 40 points are funded by achieving various annual corporate goals as approved in advance by the Company’s Board of Directors. A maximum of 60 points can be achieved with a Target ROE of 14%. The bonus is decreased by six points for each percentage point decease in Target ROE. The minimum of six points can be achieved with Target ROE of 5%.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company, at its discretion, may allocate an amount for additional contributions (“Additional Contributions”) to the 401(k) Plan included in the Profit Sharing Plan as discussed above. The Company incurred approximately $247,000 and $545,000 of expense for the years ended December 31, 2018 and 2017, respectively, related to the 401(k) Plan, which is recorded in other operating expenses on the accompany consolidated statements of income and comprehensive income (loss). For the years ended December 31, 2018 and 2017, Additional Contributions totaled approximately $-0- and $309,000, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of December 31, 2018 amounted to $298,638 and is recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. The Company made voluntary contributions of $24,957 for the year ended December 31, 2018, which are recorded in other operating expenses in the consolidated statements of income and comprehensive income (loss).

Note 17 - Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a lawsuit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is currently not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect on the consolidated financial statements.

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. Rent expense under the lease is recognized on a straight-line basis over the lease term. At December 31, 2018, cumulative rent expense exceeded cumulative rent payments by $91,800. This difference is recorded as deferred rent and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

As of December 31, 2018, aggregate future minimum rental commitments under this agreement are as follows:

For the Year
Ending
December 31,	Total
2019	$169,861
2020	175,806
2021	181,959
2022	188,328
2023	194,919
Thereafter	49,145
Total	$960,018

Rent expense for the years ended December 31, 2018 and 2017 amounted to $165,368, and is included in the consolidated statements of income and comprehensive income (loss) within other underwriting expenses.

Employment Agreements

Barry Goldstein

(1) Agreement in effect for the years ended December 31, 2017 and 2018

On January 20, 2017, the Company and Mr. Goldstein, the Company’s President, Chairman of the Board and Chief Executive Officer through December 31, 2018, entered into a new employment agreement (the “2017 Goldstein Employment Agreement”).  The 2017 Goldstein Employment Agreement was effective as of January 1, 2017 and was originally scheduled to expire on December 31, 2019 (see below for Agreement in effect as January 1, 2019).

Pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $630,000 and an annual bonus equal to 6% of the Company's consolidated income from operations before taxes, exclusive of net investment income (loss) and net realized gains (losses) on investments.  In addition, pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein was entitled to a long-term compensation payment ("LTC") of between $945,000 and $2,835,000 in the event the Company's adjusted book value per share as defined, increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Accrued LTC compensation expense (credit) of $(247,311) and $945,000 for the years ended December 31, 2018 and 2017 is included in other operating expenses on the accompanying consolidated statements of income and comprehensive income (loss).

Further, pursuant to the 2017 Goldstein Employment Agreement, in the event that Mr. Goldstein's employment is terminated by the Company without cause or he resigns for good reason each as defined, Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term.  Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to one and one-half times his then annual salary and the target LTC payment of $1,890,000 in the event of the termination of his employment following a change of control of the Company.

(2) Agreement in effect as of January 1, 2019

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

On October 16, 2018, the Company entered into an amended and restated employment agreement with Mr. Goldstein effective as of January 1, 2019 and expiring on December 31, 2021 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Goldstein stepped down as Chief Executive Officer on January 1, 2019 and was named Executive Chairman of the Board.

Mr. Goldstein will be entitled to receive an annual base salary of $636,500 for the calendar year 2019 and $500,000 for each of the calendar years 2020 and 2021. In addition, Mr. Goldstein is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of net investment income (loss) and net realized gains (losses) on investments. In addition, Mr. Goldstein will continue to be entitled to a long-term compensation award (“LTC”) (which is a continuation of the previous terms under the 2017 Goldstein Employment Agreement) of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share, as defined, as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Furthermore, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason, each as defined, Mr. Goldstein would be entitled to receive separation payments equal to his then applicable base salary, the 3% bonus and the LTC payment for the remainder of the term. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to three times his then annual salary and the target LTC payment in the event of the termination of his employment following a change of control of the Company. Mr. Goldstein will also be entitled to receive a grant, under the terms of the 2014 Plan, during the first 30 days of January 2020, with respect to a number of shares of restricted stock determined by dividing $436,500 by the fair market value of the Company stock on the date of grant. The January 2020 grant will become vested with respect to 50% of the award on each of December 31, 2020 and December 31, 2021 based on continued provision of services on each vesting date. In addition, Mr. Goldstein will be entitled to receive a grant, under the 2014 Plan, during the first 30 days of 2021, with respect to a number of shares of restricted stock determined by dividing $236,500 by the fair market value of the Company stock on the date of grant. The January 2021 grant will become vested as of December 31, 2021 based on continued provision of services on the vesting date.

Dale A. Thatcher

(1) Agreement in effect for the year ended December 31, 2018

On March 14, 2018, the Company and Dale A. Thatcher, a director of the Company, entered into an employment agreement (the “Thatcher Employment Agreement”) pursuant to which Mr. Thatcher serves as the Company’s Chief Operating Officer.  Mr. Thatcher also serves as KICO’s President.  The Thatcher Employment Agreement became effective as of March 15, 2018 and expired on December 31, 2018.

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

(2) Agreement in effect as of January 1, 2019

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

On October 16, 2018, the Company and Mr. Thatcher entered into an Employment Agreement effective as of January 1, 2019 and expiring on December 31, 2021 (the “2019 Thatcher Employment Agreement”). Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher was promoted to succeed Mr. Goldstein as Chief Executive Officer effective January 1, 2019. Mr. Thatcher will continue to serve as a director and will remain President of KICO.

Mr. Thatcher will be entitled to receive an annual base salary of $500,000 for 2019, $630,000 for 2020 and no increase in 2021. In addition, Mr. Thatcher is eligible to receive an annual performance bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the net investment income (loss) and net realized gains (losses) on investments. In the event that Mr. Thatcher’s employment is terminated by the Company without cause or he resigns for good reason, each as defined, Mr. Thatcher would be entitled to receive separation payments equal to his then applicable base salary and the 3% bonus for the remainder of the term. Mr. Thatcher will also be entitled to receive a grant, under the terms of the 2014 Equity Plan, with respect to a number of shares of restricted stock in each of 2019, 2020 and 2021 determined by dividing $750,000, $1,250,000 and $1,500,000, respectively, by the fair market value of the Company’s stock on the date of grant.  Each grant vests ratably over a three-year period from the date of grant.

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

The computation of diluted earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2018 and 2017, the inclusion of -0- options, in the computation of diluted earnings per common share would have been anti-dilutive for the periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share follows:

	Years ended
	December 31,
	2018	2017

Weighted average number of shares outstanding	10,686,813	10,388,440

Effect of dilutive securities, common share equivalents:
Stock options	19,823	188,983
Restricted stock awards	10,250	4,154

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,716,886	10,581,577

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2018 through March 18, 2019, the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 14, 2019, the Company’s Board of Directors approved a dividend of $.10 per share payable in cash on March 15, 2019 to stockholders of record as of February 28, 2019.

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$22,837,617	$24,104,614	$27,533,907	$28,938,577	$103,414,715
Ceding commission revenue	1,695,158	1,691,168	1,044,529	901,775	5,332,630
Net investment income	1,383,989	1,556,866	1,602,371	1,643,022	6,186,248
Net (losses) gains on investments	(523,127)	(106,733)	352,025	(2,218,022)	(2,495,857)
Total revenues	25,701,870	27,546,186	30,885,909	29,637,933	113,771,898
Loss and loss adjustment expenses	17,266,330	11,176,085	13,296,708	16,556,082	58,295,205
Commission expense and
other underwriting expenses	10,831,451	11,093,175	11,788,002	12,572,851	46,285,479
Net income (loss)	(2,717,934)	2,757,297	3,933,730	(879,847)	3,093,246
Basic earnings (loss) per share	$(0.28)	$0.26	$0.37	$(0.08)	$0.29
Diluted earnings (loss) per share	$(0.28)	$0.25	$0.36	$(0.08)	$0.29

	2017
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$16,369,748	$16,953,727	$21,514,408	$22,513,140	$77,351,023
Ceding commission revenue	3,184,452	3,305,938	1,717,610	1,725,133	9,933,133
Net investment income	857,800	1,026,004	1,033,307	1,215,475	4,132,586
Net realized gain (loss) on investments	(54,506)	130,423	20,998	(12,602)	84,313
Total revenues	20,647,194	21,724,251	24,614,653	25,783,212	92,769,310
Loss and loss adjustment expenses	8,292,996	7,454,922	7,073,323	11,364,296	34,185,537
Commission expense and
other underwriting expenses	9,101,395	9,301,182	9,975,938	10,919,353	39,297,868
Net income	1,470,580	2,510,392	4,073,921	1,931,592	9,986,485
Basic earnings per share	$0.15	$0.24	$0.38	$0.18	$0.96
Diluted earnings per share	$0.15	$0.23	$0.38	$0.18	$0.94

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.