Form 10-Q
period 2019-03-31
KINGSTONE COMPANIES, INC.
filed 2019-05-10
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	KINS	Nasdaq Global Select Market

As of May 9, 2019, there were 10,769,372 shares of the registrant’s common stock outstanding.

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
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $4,076,611 at March 31, 2019 and $4,426,416 at December 31, 2018)	$3,824,620	$4,222,855
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $159,919,750 at March 31, 2019 and $155,431,261 at December 31, 2018)	160,477,152	151,777,516
Equity securities, at fair value (cost of $19,646,481 at March 31, 2019 and $18,305,986 at December 31, 2018)	19,663,987	16,572,616
Other investments	2,147,945	1,855,225
Total investments	186,113,704	174,428,212
Cash and cash equivalents	15,764,480	21,138,403
Premiums receivable, net	14,211,748	13,961,599
Reinsurance receivables, net	26,157,637	26,367,115
Deferred policy acquisition costs	18,154,281	17,907,737
Intangible assets, net	585,000	670,000
Property and equipment, net	6,875,934	6,056,929
Deferred income taxes, net	-	354,233
Other assets	9,525,151	5,867,850
Total assets	$277,387,935	$266,752,078

Liabilities
Loss and loss adjustment expense reserves	$69,110,271	$56,197,106
Unearned premiums	79,660,003	79,032,131
Advance premiums	3,064,413	2,107,629
Reinsurance balances payable	1,201,931	1,933,376
Deferred ceding commission revenue	2,745,387	2,686,677
Accounts payable, accrued expenses and other liabilities	7,450,822	6,819,231
Income taxes payable	-	15,035
Deferred income taxes, net	1,040,641	-
Long-term debt, net	29,339,296	29,295,251
Total liabilities	193,612,764	178,086,436

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,796,188 shares at March 31, 2019 and 11,775,148 at December 31, 2018; outstanding 10,768,749 shares at March 31, 2019 and 10,747,709 shares at December 31, 2018	117,962	117,751
Capital in excess of par	67,957,604	67,763,940
Accumulated other comprehensive income (loss)	442,493	(2,884,313)
Retained earnings	17,969,664	26,380,816
	86,487,723	91,378,194
Treasury stock, at cost, 1,027,439 shares at March 31, 2019 and at December 31, 2018	(2,712,552)	(2,712,552)
Total stockholders' equity	83,775,171	88,665,642

Total liabilities and stockholders' equity	$277,387,935	$266,752,078

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

Three months ended March 31,	2019	2018

Revenues
Net premiums earned	$29,595,889	$22,837,617
Ceding commission revenue	1,277,683	1,695,158
Net investment income	1,623,712	1,383,989
Net gains (losses) on investments	2,035,363	(523,127)
Other income	365,901	308,233
Total revenues	34,898,548	25,701,870

Expenses
Loss and loss adjustment expenses	29,134,224	17,266,330
Commission expense	6,853,416	5,799,948
Other underwriting expenses	6,135,991	5,031,503
Other operating expenses	971,172	246,858
Depreciation and amortization	602,332	409,431
Interest expense	456,545	456,545
Total expenses	44,153,680	29,210,615

Loss from operations before income taxes	(9,255,132)	(3,508,745)
Income tax benefit	(1,919,942)	(790,811)
Net loss	(7,335,190)	(2,717,934)

Other comprehensive (loss) income, net of tax
Gross change in unrealized gains (losses) on available-for-sale-securities	4,188,716	(2,873,479)
Reclassification adjustment for losses included in net income	22,431	243,773
Net change in unrealized gains (losses)	4,211,147	(2,629,706)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(884,341)	552,238
Other comprehensive income (loss), net of tax	3,326,806	(2,077,468)

Comprehensive loss	$(4,008,384)	$(4,795,402)

Loss per common share:
Basic	$(0.68)	$(0.25)
Diluted	$(0.68)	$(0.25)

Weighted average common shares outstanding
Basic	10,757,843	10,669,992
Diluted	10,757,843	10,669,992

Dividends declared and paid per common share	$0.1000	$0.1000

See accompanying notes to condensed consolidated financial statements.

  KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2019 and 2018

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2019 and 2018 Continued

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019		$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642
Stock-based compensation	-	-	-	-	309,882	-	-	-	-	309,882
Vesting of restricted stock awards	-	-	27,593	275	(275)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(6,553)	(64)	(115,943)	-	-	-	-	(116,007)
Dividends	-	-	-	-	-	-	(1,075,962)	-	-	(1,075,962)
Net loss	-	-	-	-	-	-	(7,335,190)	-	-	(7,335,190)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	3,326,806	-	-	-	3,326,806
Balance, March 31, 2019	-	$-	11,796,188	$117,962	$67,957,604	$442,493	$17,969,664	1,027,439	$(2,712,552)	$83,775,171

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31,	2019	2018

Cash flows from operating activities:
Net loss	$(7,335,190)	$(2,717,934)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net (gains) losses on sale of investments	25,192	243,773
Net unrealized (gains) losses of equity investments	(1,767,835)	307,214
Net unrealized (gains) losses of other investments	(292,720)	(27,860)
Depreciation and amortization	602,332	409,431
Amortization of bond premium, net	118,568	118,841
Amortization of discount and issuance costs on long-term debt	44,045	36,151
Stock-based compensation	309,882	108,368
Deferred income tax expense	510,533	28,927
(Increase) decrease in operating assets:
Premiums receivable, net	(250,149)	151,824
Reinsurance receivables, net	209,478	(3,376,350)
Deferred policy acquisition costs	(246,544)	(282,977)
Other assets	(3,666,830)	(1,386,512)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	12,913,165	7,472,491
Unearned premiums	627,872	1,006,969
Advance premiums	956,784	738,910
Reinsurance balances payable	(731,445)	453,768
Deferred ceding commission revenue	58,710	81,400
Accounts payable, accrued expenses and other liabilities	616,556	(2,986,061)
Net cash flows provided by operating activities	2,702,404	380,373

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(6,094,835)	(20,018,600)
Purchase - equity securities	(1,604,615)	(6,004,614)
Sale and redemption - fixed-maturity securities held-to-maturity	400,000	-
Sale or maturity - fixed-maturity securities available-for-sale	1,505,382	7,891,145
Sale - equity securities	246,047	3,378,515
Acquisition of property and equipment	(1,048,604)	(684,609)
Other investing activities	(287,733)	-
Net cash flows used in investing activities	(6,884,358)	(15,438,163)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	29,577
Withholding taxes paid on net exercise of stock options	-	(341,770)
Withholding taxes paid on vested retricted stock awards	(116,007)	(12,214)
Purchase of treasury stock	-	(336,894)
Dividends paid	(1,075,962)	(1,068,375)
Net cash flows used in financing activities	(1,191,969)	(1,729,676)

Decrease in cash and cash equivalents	$(5,373,923)	$(16,787,466)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$15,764,480	$31,594,167

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, Connecticut and Pennsylvania. Although New Jersey, Rhode Island, Massachusetts and Connecticut are now growing expansion markets for the Company, 91.4% and 97.2% of KICO’s direct written premiums for the three months ended March 31, 2019 and 2018, respectively, came from the New York policies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.

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

Principles of Consolidation

The condensed consolidated financial statements consist of Kingstone and its wholly owned subsidiaries, as well as KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All significant inter-company account balances and transactions have been eliminated in consolidation.

Accounting Changes

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the provisions of this Release effective January 1, 2019, and included the required presentation of changes in stockholders’ equity for the months ended March 31, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, the Company recognized a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative effect adjustment transition method, which applies the provision of the standard at the effective date without adjusting the comparative periods presented. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $855,000 as part of other assets and a lease liability of $855,000 as part of accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet. The right-of use-asset is amortized as rent expense on a straight line basis. The adoption of this ASU did not have a material effect on the Company's results of operations or liquidity.

Accounting Pronouncements

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,229,100	$70,628	$-	$(9,784)	$8,289,944	$60,844

Political subdivisions of States,
Territories and Possessions	5,688,302	117,032	-	(6,230)	5,799,104	110,802

Corporate and other bonds
Industrial and miscellaneous	124,354,135	1,368,129	(57,955)	(710,936)	124,953,373	599,238

Residential mortgage and other
asset backed securities (1)	21,648,213	271,364	(95,026)	(389,820)	21,434,731	(213,482)
Total	$159,919,750	$1,827,153	$(152,981)	$(1,116,770)	$160,477,152	$557,402

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of March 31, 2019, the estimated fair value of the eligible investments was approximately $5,553,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2019, there was no outstanding balance on the FHLBNY credit line.

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2019 and December 31, 2018 is shown below:

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$14,232,940	$14,242,115	$6,742,519	$6,738,014
One to five years	43,224,501	43,505,313	47,038,838	46,640,012
Five to ten years	77,839,224	78,416,804	76,884,505	74,290,076
More than 10 years	2,974,872	2,878,189	2,974,426	2,644,180
Residential mortgage and other asset backed securities	21,648,213	21,434,731	21,790,973	21,465,234
Total	$159,919,750	$160,477,152	$155,431,261	$151,777,516

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost, estimated fair value, and gross gains and losses of investments in equity securities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$7,882,618	$109,135	$(101,961)	$7,889,792
Common stocks and exchange
traded mutual funds	11,763,863	679,795	(669,463)	11,774,195
Total	$19,646,481	$788,930	$(771,424)	$19,663,987

	December 31, 2018
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616

Other Investments

The cost, estimated fair value, and gross gains of the Company’s other investments as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$148,564	$2,147,945	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$148,564	$2,147,945	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity fixed-maturity securities as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,517	$147,522	$(1,177)	$-	$875,862	$146,345

Political subdivisions of States,
Territories and Possessions	998,759	45,676	-	-	1,044,435	45,676

Corporate and other bonds
Industrial and miscellaneous	2,096,344	65,540	-	(5,570)	2,156,314	59,970

Total	$3,824,620	$258,738	$(1,177)	$(5,570)	$4,076,611	$251,991

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	$143,568

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	33,862

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	26,131

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	$203,561

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2019 and December 31, 2018 is shown below:

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,598,323	2,676,159	2,996,685	3,036,531
Five to ten years	619,780	646,413	619,663	635,846
More than 10 years	606,517	754,039	606,507	754,039
Total	$3,824,620	$4,076,611	$4,222,855	$4,426,416

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2019	2018

Income:
Fixed-maturity securities	$1,526,870	$1,150,293
Equity securities	207,144	200,497
Cash and cash equivalents	40,401	73,259
Total	1,774,415	1,424,049
Expenses:
Investment expenses	150,703	40,060
Net investment income	$1,623,712	$1,383,989

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $400,000 and $-0- for the three months ended March 31, 2019 and 2018, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $1,505,382 and $7,891,145 for the three months ended March 31, 2019 and 2018, respectively.

Proceeds from the sale of equity securities were $246,047 and $3,378,515 for the three months ended March 31, 2019 and 2018, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended
	March 31,
	2019	2018
Realized Losses

Fixed-maturity securities:
Gross realized gains	$6,002	$117,469
Gross realized losses	(28,433)	(334,969)
	(22,431)	(217,500)

Equity securities:
Gross realized gains	3,200	210,558
Gross realized losses	(5,961)	(236,831)
	(2,761)	(26,273)

Net realized losses	(25,192)	(243,773)

Unrealized Gains (Losses)

Equity securities:
Gross gains	1,767,835	-
Gross losses	-	(307,214)
	1,767,835	(307,214)

Other investments:
Gross gains	292,720	27,860
Gross losses	-	-
	292,720	27,860

Net unrealized gains (losses)	2,060,555	(279,354)

Net gains (losses) on investments	$2,035,363	$(523,127)

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive (loss).  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive (loss) for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2019 and December 31, 2018, there were 94 and 156 fixed-maturity securities, respectively that accounted for the gross unrealized loss. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of investments for the three months ended March 31, 2019 and 2018. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2019 as follows:

	March 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$3,972,480	(9,784)	2	$3,972,480	$(9,784)

Political subdivisions of States, Territories and Possessions	-	-	-	825,878	(6,230)	2	825,878	(6,230)

Corporate and other bonds industrial and miscellaneous	9,045,064	(57,955)	11	40,520,044	(710,936)	52	49,565,108	(768,891)

Residential mortgage and other asset backed securities	2,666,892	(95,026)	4	15,432,106	(389,820)	23	18,098,998	(484,846)

Total fixed-maturity securities	$11,711,956	$(152,981)	15	$60,750,508	$(1,116,770)	79	$72,462,464	$(1,269,751)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2018 as follows:

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

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,289,944	$-	$-	$8,289,944

Political subdivisions of States, Territories and Possessions	-	5,799,104	-	5,799,104

Corporate and other bonds industrial and miscellaneous	121,238,077	3,715,296	-	124,953,373

Residential mortgage backed securities	-	21,434,731	-	21,434,731
Total fixed maturities	129,528,021	30,949,131	-	160,477,152
Equity securities	19,663,987	-	-	19,663,987
Total investments	$149,192,008	$30,949,131	$-	$180,141,139

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,220,381	$-	$-	$8,220,381

Political subdivisions of States, Territories and Possessions	-	6,341,608	-	6,341,608

Corporate and other bonds industrial and miscellaneous	112,076,270	3,674,023	-	115,750,293

Residential mortgage backed securities	-	21,465,234	-	21,465,234
Total fixed maturities	120,296,651	31,480,865	-	151,777,516
Equity securities	16,572,616	-	-	16,572,616
Total investments	$136,869,267	$31,480,865	$-	$168,350,132

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share of the investment. The following table sets forth the Company’s investment in a hedge fund investment measured at NAV per share as of March 31, 2019 and December 31, 2018. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2019	December 31, 2018
Other Investments:
Hedge fund	$2,147,945	$1,855,225
Total	$2,147,945	$1,855,225

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive (loss) within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of March 31, 2019 and December 31, 2018 not measured at fair value is as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,485,329	$-	$28,485,329

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,521,734	$-	$28,521,734

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

Long-term debt:  The estimated fair value of long-term debt is based on observable market interest rates when available. When observable market interest rates were not available, the estimated fair values of debt were based on observable market interest rates of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company’s financial instruments and real estate as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$3,824,620	$4,076,611	$4,222,855	$4,426,416
Cash and cash equivalents	$15,764,480	$15,764,480	$21,138,403	$21,138,403
Premiums receivable, net	$14,211,748	$14,211,748	$13,961,599	$13,961,599
Reinsurance receivables, net	$26,157,637	$26,157,637	$26,367,115	$26,367,115
Real estate, net of accumulated depreciation	$2,285,933	$2,705,000	$2,300,827	$2,705,000
Reinsurance balances payable	$1,201,931	$1,201,931	$1,933,376	$1,933,376
Long-term debt, net	$29,339,296	$28,485,329	$29,295,251	$28,521,734

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2019
Premiums written	$37,488,548	$(34)	$(7,127,909)	$30,360,605
Change in unearned premiums	(628,067)	195	(136,844)	(764,716)
Premiums earned	$36,860,481	$161	$(7,264,753)	$29,595,889

Three months ended March 31, 2018
Premiums written	$31,526,283	$336	$(7,826,235)	$23,700,384
Change in unearned premiums	(1,008,869)	1,901	144,201	(862,767)
Premiums earned	$30,517,414	$2,237	$(7,682,034)	$22,837,617

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2019 and December 31, 2018 was $3,064,413 and $2,107,629, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2019	2018

Balance at beginning of period	$56,197,106	$48,799,622
Less reinsurance recoverables	(15,671,247)	(16,748,908)
Net balance, beginning of period	40,525,859	32,050,714

Incurred related to:
Current year	24,655,975	17,367,560
Prior years	4,478,249	(101,230)
Total incurred	29,134,224	17,266,330

Paid related to:
Current year	7,731,086	5,971,788
Prior years	8,405,440	6,495,154
Total paid	16,136,526	12,466,942

Net balance at end of period	53,523,557	36,850,102
Add reinsurance recoverables	15,586,714	19,422,011
Balance at end of period	$69,110,271	$56,272,113

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $3,135,894 and $5,612,056 for the three months ended March 31, 2019 and 2018, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2019 and 2018 was $4,478,249 unfavorable and $(101,230), favorable, respectively. During the three months ended March 31, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business.  The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claims’ severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2016 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2019, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2019 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										March 31, 2019
Accident	For the Years Ended December 31,									Three Months Ended March 31,		Cumulative Number of Reported Claims by Accident
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR	Year
	(Unaudited 2010 - 2018)									(Unaudited)

2010	$5,598	$5,707	$6,429	$6,623	$6,912	$6,853	$6,838	$6,840	$6,787	$6,787	$-	1,617
2011		7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,171	9,175	-	1,914
2012			9,539	9,344	10,278	10,382	10,582	10,790	10,791	10,831	1	4,704(1)
2013				10,728	9,745	9,424	9,621	10,061	10,089	10,068	35	1,560
2014					14,193	14,260	14,218	14,564	15,023	15,925	261	2,132
2015						22,340	21,994	22,148	22,491	22,598	497	2,553
2016							26,062	24,941	24,789	25,658	1,188	2,867
2017								31,605	32,169	33,597	2,920	3,350
2018									54,455	55,591	7,322	4,090
2019										23,359	8,904	962
Total										$213,589

(1)
Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,									Three Months Ended March 31,
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited 2010 - 2018)									(Unaudited)

2009	$2,566	$3,947	$4,972	$5,602	$6,323	$6,576	$6,720	$6,772	$6,780	$6,780
2010		3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,727	8,733
2011			3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,412
2012				3,405	5,303	6,633	7,591	8,407	9,056	9,155
2013					5,710	9,429	10,738	11,770	13,819	13,860
2014						12,295	16,181	18,266	19,984	20,193
2015							15,364	19,001	21,106	21,306
2016								16,704	24,820	25,426
2017									32,383	39,136
2018										7,320
Total										$162,321

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$51,268
All outstanding liabilities before 2009, net of reinsurance										108
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$51,376

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	March 31, 2019
Liabilities for loss and loss adjustment expenses, net of reinsurance	$51,376
Total reinsurance recoverable on unpaid losses	15,587
Unallocated loss adjustment expenses	2,147
Total gross liability for loss and LAE reserves	$69,110

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

The Company’s quota share reinsurance treaties in effect for the three months ended March 31, 2019 and 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017-2019 Treaty”). The treaty in effect for the three months ended March 31, 2019 is covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”) and the treaty in effect for the three months ended March 31, 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”).

In August 2018, the Company terminated its contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% under the 2018/2019 Treaty Year from 20% under the 2017/2018 Treaty Year.

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

Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$900,000
	$1,000,000 - $10,000,000	None	(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None	(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,500,000
	$5,000,000 - $450,000,000	None
	Over $450,000,000	100%

(1)
Treaty for July 1, 2018 – June 30, 2019 is a two-year treaty with expiration date of June 30, 2019.
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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect for the three months ended March 31, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year. The Loss Ratios for treaties in effect for the three months ended March 31, 2018 are attributable to contracts under the 2017/2019 Treaty for the 2017/2018 Treaty Year.

Treaty in effect for the three months ended March 31, 2019

Under the 2017/2019 Treaty, the Company receives an upfront fixed provisional rate that is subject to a sliding scale contingent adjustment based upon Loss Ratio. Under this arrangement, the Company earns and earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Ratios for the period July 1, 2018 through March 31, 2019 attributable to the 2017/2019 Treaty were consistent with the contractual Loss Ratio at which provisional ceding commissions were earned, and therefore no contingent commission adjustment was recorded for the three months ended March 31, 2019.

Treaty in effect for the three months ended March 31, 2018

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

In addition to the treaties that were in effect for the three months ended March 31, 2019 and 2018, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2019	2018

Provisional ceding commissions earned	$1,317,751	$2,067,505
Contingent ceding commissions earned	(40,068)	(372,347)
	$1,277,683	$1,695,158

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2019 and December 31, 2018, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,643,000 and $1,581,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $18,079 as of March 31, 2019. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31 of the previous year and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2018 was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $5,553,000 as of March 31, 2019. There were no borrowings under this facility during the three months ended March 31, 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50%. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(121,656)	(129,796)
Issuance costs	(539,048)	(574,953)
Long-term debt, net	$29,339,296	$29,295,251

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

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO, to support additional growth. The remainder of the net proceeds are being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on common stock were $1,075,962 and $1,068,375 for the three months ended March 31, 2019 and 2018, respectively. The Company’s Board of Directors approved a quarterly dividend on May 8, 2019 of $0.10 per share payable in cash on June 14, 2019 to stockholders of record as of May 31, 2019 (see Note 13).

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

The results of operations for the three months ended March 31, 2019 and 2018 include stock-based compensation expense totaling approximately $1,000 and $2,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the three months ended March 31, 2019 and 2018. Such amounts have been included in the consolidated statements of operations and comprehensive (loss) within other operating expenses.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period, for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the three months ended March 31, 2019 and 2018.

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the three months ended March 31, 2019 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	37,500	$8.36	2.24	$349,950

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(1,250)	$7.85	2.04	$11,413

Outstanding at March 31, 2019	36,250	$8.36	2.00	$230,713

Vested and Exercisable at March 31, 2019	33,750	$8.27	1.95	$218,250

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $14.74 closing price of the Company’s Common Stock on March 31, 2019. The total intrinsic value of options forfeited during the three months ended March 31, 2019 was $11,413, determined as of the date of forfeiture.

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

As of March 31, 2019, there were no unamortized compensation costs related to unvested stock option awards.

As of March 31, 2019, there were 426,822 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the three months ended March 31, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2019	120,499	$17.66	$2,129,175

Granted	51,242	$17.76	$910,058
Vested	(27,501)	$18.67	$(513,446)
Forfeited	(3,804)	$15.51	$(59,011)

Balance at March 31, 2019	140,436	$17.58	$2,466,776

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2019 and 2018, stock-based compensation for these grants was approximately $309,000 and $106,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2019	2018

Deferred tax asset:
Net operating loss carryovers (1)	$70,381	$90,438
Claims reserve discount	454,206	343,905
Unearned premium	3,217,985	3,145,682
Deferred ceding commission revenue	576,531	564,202
Other	874	383,733
Total deferred tax assets	4,319,977	4,527,960

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	3,812,399	3,760,625
Intangibles	122,850	140,700
Depreciation and amortization	626,962	664,194
Net unrealized gains (losses) of securities - available for sale	38,864	(1,151,335)
Total deferred tax liabilities	5,360,618	4,173,727

Net deferred income tax (liability) asset	$(1,040,641)	$354,233

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	March 31, 2019	December 31, 2018	Expiration
State only (A)	$1,436,689	$1,305,365	December 31, 2039
Valuation allowance	(1,366,308)	(1,217,027)
State only, net of valuation allowance	70,381	88,338
Amount subject to Annual Limitation, federal only	-	2,100	December 31, 2019
Total deferred tax asset from net operating loss carryovers	$70,381	$90,438

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2019 and December 31, 2018 was approximately $22,103,000 and $20,083,000, respectively. KICO is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive (loss) within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2039.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2019 and 2018. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2018 remain subject to examination. The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 10 – (Loss)/Earnings Per Common Share

Basic net (loss)/earnings per common share is computed by dividing (loss)/income available to common shareholders by the weighted-average number of common shares outstanding. Diluted (loss)/earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted (loss)/earnings per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted (loss)/earnings per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2019 and 2018, no options were included in the computation of diluted (loss)/earnings per common share would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted (loss)/earnings per common share follows:

	Three months ended
	March 31,
	2019	2018

Weighted average number of shares outstanding	10,757,843	10,669,992

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding,
used for computing diluted (losses)/earnings per share	10,757,843	10,669,992

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

Office Lease

The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. See note 2 - Accounting Policies for additional information regarding the accounting for leases.

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

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. This lease is accounted for as an operating lease, whereby lease expense is recognized on a straight-line basis over the term of the lease.

Additional information regarding the Company's real estate operating lease is as follows:

Lease cost	March 31, 2019
Operating lease	$41,342
Short-term leases	-
Total lease cost (1)	$41,342

Other information on operating lease
Cash payments included in the measurement of lease
liability reported in operating cash flows	$41,379
Discount rate	5.50%
Remaining lease term in years	5 years

 (1) Included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

The following table presents contractual maturities of the Company's lease liabilities as of March 31, 2019:

For the Year
Ending
December 31,	Total
2019 (remainder of 2019)	$128,482
2020	175,806
2021	181,959
2022	188,328
2023	194,919
Thereafter	49,145
Total undiscounted lease payments	918,639
Less: present value adjustment	76,904
Operating lease liability	$841,735

  Rent expense for the three months ended March 31, 2018 amounted to $41,342, and is included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of March 31, 2019 and December 31, 2018 amounted to $440,045 and $298,638, respectively and is recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. The Company did not make any voluntary contributions for the three months ended March 31, 2019.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2019 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On May 8, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.10 per share payable in cash on June 14, 2019 to stockholders of record as of the close of business on May 31, 2019 (see Note 8).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Massachusetts, Connecticut and Pennsylvania. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, and New Hampshire. For the three months ended March 31, 2019 and 2018, 91.4% and 97.2% of KICO’s direct written premiums came from the New York policies.

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

Outlook

Although first quarter results were disappointing due to weather related catastrophe events and a re-evaluation of our claims reserves, we were pleased with our continuing year over year growth. We anticipate launching homeowners products in Maine during 2019, which will add to our already expanding market share in the Northeast.

Turning to fiscal year 2019 expectations, based on our current view of the marketplace, and including the disappointing first quarter results, we expect the following:

A GAAP combined ratio, excluding catastrophe losses, between 88% and 91%.

●
This assumes no additional prior-year casualty reserve development; and

●
Catastrophe losses of approximately 4.0 to 5.0 points.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$37,489	$31,526	$5,963	18.9%
Assumed written premiums	-	-	-	n/a%
	37,489	31,526	5,963	18.9%
Ceded written premiums
Ceded to quota share treaties (1)	2,659	4,406	(1,747)	(39.7)%
Ceded to excess of loss treaties	404	288	116	40.3%
Ceded to catastrophe treaties	4,065	3,132	933	29.8%
Total ceded written premiums	7,128	7,826	(698)	(8.9)%

Net written premiums	30,361	23,700	6,661	28.1%

Change in unearned premiums
Direct and assumed	(628)	(1,007)	379	(37.6)%
Ceded to quota share treaties	(137)	144	(281)	(195.1)%
Change in net unearned premiums	(765)	(863)	98	(11.4)%

Premiums earned
Direct and assumed	36,861	30,520	6,341	20.8%
Ceded to reinsurance treaties	(7,265)	(7,682)	417	(5.4)%
Net premiums earned	29,596	22,838	6,758	29.6%
Ceding commission revenue
Excluding the effect of catastrophes	1,278	2,029	(751)	(37.0)%
Effect of catastrophes	-	(334)	334	n/a%
Total ceding commission revenue	1,278	1,695	(417)	(24.6)%
Net investment income	1,624	1,384	240	17.3%
Net gains (losses) on investments	2,035	(523)	2,558	(489.1)%
Other income	366	308	58	18.8%
Total revenues	34,899	25,702	9,197	35.8%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,643	12,541	14,102	112.4%
Losses from catastrophes (2)	5,627	10,337	(4,710)	(45.6)%
Total direct and assumed loss and loss adjustment expenses	32,270	22,878	9,392	41.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,572	821	1,751	213.3%
Losses from catastrophes (2)	564	4,791	(4,227)	(88.2)%
Total ceded loss and loss adjustment expenses	3,136	5,612	(2,476)	(44.1)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	24,071	11,720	12,351	105.4%
Losses from catastrophes (2)	5,063	5,546	(483)	(8.7)%
Net loss and loss adjustment expenses	29,134	17,266	11,868	68.7%

Commission expense	6,853	5,800	1,053	18.2%
Other underwriting expenses	6,136	5,032	1,104	21.9%
Other operating expenses	972	247	725	293.5%
Depreciation and amortization	602	409	193	47.2%
Interest expense	457	457	-	-%
Total expenses	44,154	29,211	14,943	51.2%

Loss from operations before taxes	(9,255)	(3,509)	(5,746)	163.8%
Income tax benefit	(1,920)	(791)	(1,129)	142.7%
Net loss	$(7,335)	$(2,718)	$(4,617)	169.9%

(1) Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10% (the “2018 cut-off”).

(2) The three months ended March 31, 2019 and 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2019	2018	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	98.4%	75.6%	22.8	30.2%
Net underwriting expense ratio	38.5%	38.7%	(0.2)	(0.5)%
Net combined ratio	136.9%	114.3%	22.6	19.8%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2019 (“Three Months 2019”) were $37,489,000 compared to $31,526,000 during the three months ended March 31, 2018 (“Three Months 2018”). The increase of $5,963,000, or 18.9%, was primarily due to an increase in policies in-force during Three Months 2019 as compared to Three Months 2018. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 19.0% as of March 31, 2019 compared to March 31, 2018.

In 2017, we started writing homeowners’ policies in New Jersey and Rhode Island, Massachusetts in 2018 and Connecticut in March of 2019. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $3,232,000 in Three Months 2019, compared to $897,000 in Three Months 2018.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Three Months 2019 and Three Months 2018, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended March 31,
	2019	2018
	("2017/2019 Treaty")	("2017/2019 Treaty")

Quota share reinsurance rates
Personal lines	10%(1)	20%(1)

(1)
2017/2019 Treaty is a two-year treaty, quota share reinsurance rate was reduced to 10% effective July 1, 2018.

See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2018 and 2017.

Net written premiums increased $6,661,000, or 28.1%, to $30,361,000 in Three Months 2019 from $23,700,000 in Three Months 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business is currently subject to a quota share treaty. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reductions of our personal lines quota share reinsurance rate from 20% to 10% on July 1, 2018.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2019, our ceded excess of loss reinsurance premiums increased by $116,000 over the comparable ceded premiums for Three Months 2018. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2019, our premiums ceded under catastrophe treaties increased by $933,000 over the comparable ceded premiums for Three Months 2018. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Three Months 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $6,758,000, or 29.6%, to $29,596,000 in Three Months 2019 from $22,838,000 in Three Months 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2018, as a result of the reduction of the quota share.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Three Months 2019 and Three Month 2018. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	March 31,
	2019	2018
	("2017/2019 Treaty")	("2017/2019 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$1,318	$2,067	$(749)	(36.2)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(40)	(38)	(2)	5.3%
Effect of catastrophes on ceding commissions earned	-	(334)	334	n/a
Contingent ceding commissions earned	(40)	(372)	332	(89.2)%

Total ceding commission revenue	$1,278	$1,695	$(417)	(24.6)%

Ceding commission revenue was $1,278,000 in Three Months 2019 compared to $1,695,000 in Three Months 2018. The decrease of $417,000, or 24.6%, was due to a decrease in provisional ceding commissions earned, partially offset by an increase in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $749,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018; thus there were fewer ceded premiums in Three Months 2019 available to earn ceding commissions than there were in Three Months 2018. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we receive under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Three Months 2018, catastrophe losses of $1,387,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through March 31, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $334,000 relative to what would have been earned had the catastrophe losses not occurred. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio, accordingly, in Three Months 2019, catastrophe losses of $564,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2018.

Net Investment Income

Net investment income was $1,624,000 in Three Months 2019 compared to $1,384,000 in Three Months 2018. The increase of $241,000, or 17.4%, was due to an increase in average invested assets in Three Months 2019. The average yield on invested assets was 3.67% as of March 31, 2019 compared to 3.73% as of March 31, 2018. The pre-tax equivalent yield on invested assets was 3.41% and 3.38% as of March 31, 2019 and 2018, respectively.

Cash and invested assets were $201,878,000 as of March 31, 2019, compared to $184,242,000 as of March 31, 2018. The $17,636,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the period after March 31, 2018.

Net Gains and Losses on Investments

Net gains on investments were $2,035,000 in Three Months 2019 compared to a net loss of $523,000 in Three Months 2018. Unrealized gains on our equity securities and other investments in Three Months 2019 were $2,061,000, compared to unrealized loss of $279,000 in Three Months 2018. Realized losses on investments was $25,000 in Three Months 2019 compared to realized losses of $244,000 in Three Months 2018.

Other Income

Other income was $366,000 in Three Months 2019 compared to $308,000 in Three Months 2018. The increase of $57,000, or 18.5%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $29,134,000 for Three Months 2019 compared to $17,266,000 for Three Months 2018. The net loss ratio was 98.4% in Three Months 2019 compared to 75.6% in Three Months 2018, an increase of 22.8 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated:

(Components may not sum to totals due to rounding)

During Three Months 2019, the loss ratio was abnormally high due to three factors. First, there were three winter weather events classified as a catastrophe with a net impact of $5.1 million, having a 17.2-point impact on the loss ratio. These included two severe freeze events in January where temperatures in the New York metropolitan area fell into the single digits for several days. None of the events reached the per occurrence catastrophe reinsurance retention of $5 million, so unlike the catastrophes affecting Three Months 2018, there was no recovery from our catastrophe reinsurance treaty. The 17.2-point catastrophe impact for Three Months 2019 compares to the 24.3-point impact for Three Months 2018, or a decrease in the impact from catastrophes of 7.1 points.

The second major impact on the loss ratio was reserve strengthening for prior years of $4.5 million, having a 15.1-point impact. This compares to 0.4 points of favorable development in Three Months 2018, or an increase of 15.5 points in the impact of prior year loss development.

During Three Months 2019, we completed an outside review of our claims practices that revealed several areas of opportunity to improve claim outcomes. As a result, it was determined that significant case reserve strengthening was required for older liability claims, primarily affecting the ultimate loss projections for commercial lines business in accident years 2014, 2016, and 2017.

Finally, the underlying loss ratio excluding the impact of catastrophes and prior year development was 66.1% for Three Months 2019, an increase of 14.3 points from the 51.8% underlying loss ratio recorded for Three Months 2018.  The underlying loss ratio increased compared to Three Months 2018 due to higher average claim severity driven by property claims from fires and non-weather water damage. In addition, the core loss ratio for Three Months 2019 was impacted by re-estimation of loss ratios for the current year as a result of increases in our prior year loss ratio estimates for commercial lines and other liability lines. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Beginning in March 2019, we took steps to dramatically improve our claims operations by hiring additional professional staff, strengthened claims reserves as described above and made changes to practices and procedures. These steps leave us well positioned to most effectively handle our expansion and growth.

Commission Expense

Commission expense was $6,853,000 in Three Months 2019 or 18.2% of direct earned premiums. Commission expense was $5,800,000 in Three Months 2018 or 19.0% of direct earned premiums. The increase of $1,053,000 is primarily due to the increase in direct earned premiums in Three Months 2019 as compared to Three Months 2018.

Other Underwriting Expenses

Other underwriting expenses were $6,136,000 in Three Months 2019 compared to $5,032,000 in Three Months 2018. The increase of $1,104,000, or 21.9%, was primarily due to expenses related to growth in direct written premiums and professional fees. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. Professional fees increased by $238,000, or 77.5%. The increase was due to fees paid for an outside review of our claims practices as discussed in Net Loss and LAE above. The percentage increase of other underwriting expenses without professional fees was 18.3%, which is less than the 18.9% increase in total direct written premiums.

Our largest component of other underwriting expenses is salaries and employment, which costs were $2,551,000 in Three Months 2019 compared to $2,186,000 in Three Months 2018. The increase of $365,000, or 16.7%, was less than the 18.9% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, as well as annual increases in salaries.

Our net underwriting expense ratio in Three Months 2019 was 38.5% compared to 38.7% in Three Months 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage Point Change
	2019	2018
Ceding commission revenue - provisional	(4.5)%	(9.1)%	4.6
Ceding commission revenue - contingent	0.1	1.6	(1.5)
Other income	(1.1)	(1.3)	0.2
Acquisition costs and other underwriting expenses:
Commission expense	23.2	25.4	(2.2)
	17.7	16.6	1.1
Other underwriting expenses
Employment costs	8.6	9.6	(1.0)
Professional fees	1.8	1.3	0.5
Other expenses	10.4	11.2	(0.8)
Total other underwriting expenses	20.8	22.1	(1.3)

Net underwriting expense ratio	38.5%	38.7%	(0.2)

The overall 4.6 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018. The components of our net underwriting expense ratio related to commissions and other underwriting expenses improved in nearly all categories, resulting in an overall 0.2 percentage point decrease in the net underwriting expense ratio.

The 1.3 percentage point decrease in our other underwriting expense ratio excluding the impact of ceding commission revenue and commission expense was driven by a decline of 1.8 percentage points from the impact of employment costs and other expenses, partially offset by a 0.5-point increase in professional fees as described above.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company, were $972,000 in Three Months 2019 compared to $247,000 in Three Months 2018. The increase in Three Months 2019 of 725,000, or 293.5%, was primarily due to an absence of change to accrued executive bonus compensation in Three Months 2019, compared to a decrease in Three Months 2018. Executive bonus compensation is accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Executive Chairman. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and the amount accrued through March 31, 2019 will only be paid if the three-year computation meets the required terms of profitability. In addition, there was an increase in salary and equity compensation due to the hiring of Dale A. Thatcher at the end of Three Months 2018, our new Chief Operating Officer, before he assumed the role of Chief Executive Officer effective January 1, 2019.

Depreciation and Amortization

Depreciation and amortization was $602,000 in Three Months 2019 compared to $409,000 in Three Months 2018. The increase of $193,000, or 47.2%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states and newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Three Months 2019 and Three Months 2018 was $457,000.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Three Months 2019 was $1,920,000, which resulted in an effective tax rate of 20.7%. Income tax benefit in Three Months 2018 was $791,000, which resulted in an effective tax rate of 22.5%. Loss before taxes was $9,255,000 in Three Months 2019 compared to loss before taxes of $3,509,000 in Three Months 2018.

Net Loss

Net loss was $7,335,000 in Three Months 2019 compared to net loss of $2,718,000 in Three Months 2018. The increase in net loss of $4,617,000, (or 169.9%), was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting and operating expenses, and depreciation and amortization, partially offset by the increase in our net premiums earned, net investment income, and net gains on investments.

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

	For the three months ended
	March 31,
	2019	2018

Gross premiums written:
Personal lines	$30,098,969	$24,825,452
Commercial lines	4,586,388	4,286,391
Livery physical damage	2,730,086	2,354,070
Other(1)	73,071	60,706
Total	$37,488,514	$31,526,619

Net premiums written:
Personal lines(2)	$23,503,863	$17,443,911
Commercial lines	4,060,361	3,852,371
Livery physical damage	2,730,086	2,356,070
Other(1)	66,295	50,032
Total	$30,360,605	$23,702,384

Net premiums earned:
Personal lines(2)	$23,420,874	$17,040,256
Commercial lines	3,599,316	3,229,970
Livery physical damage	2,517,682	2,520,684
Other(1)	58,017	46,707
Total	$29,595,889	$22,837,617

Net loss and loss adjustment expenses(3):
Personal lines	$20,402,544	$12,961,206
Commercial lines	6,669,223	2,449,598
Livery physical damage	1,217,303	1,164,081
Other(1)	150,504	58,674
Unallocated loss adjustment expenses	694,650	632,771
Total	$29,134,224	$17,266,330

Net loss ratio(3):
Personal lines	87.1%	76.1%
Commercial lines	185.3%	75.8%
Livery physical damage	48.4%	46.2%
Other(1)	259.4%	125.6%
Total	98.4%	75.6%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2018 and 2017.
(3)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in 2019 and 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2019	2018

Revenues
Net premiums earned	$29,595,889	$22,837,617
Ceding commission revenue	1,277,683	1,695,158
Net investment income	1,599,932	1,383,989
Net gains (losses) on investments	1,993,563	(523,127)
Other income	314,738	292,222
Total revenues	34,781,805	25,685,859

Expenses
Loss and loss adjustment expenses	29,134,224	17,266,330
Commission expense	6,853,416	5,799,948
Other underwriting expenses	6,135,991	5,031,503
Depreciation and amortization	578,353	409,431
Total expenses	42,701,984	28,507,212

Loss from operations	(7,920,179)	(2,821,353)
Income benefit	(1,702,971)	(610,280)
Net loss	$(6,217,208)	$(2,211,073)

Key Measures:
Net loss ratio	98.4%	75.6%
Net underwriting expense ratio	38.5%	38.7%
Net combined ratio	136.9%	114.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$12,989,407	$10,831,451
Less: Ceding commission revenue	(1,277,683)	(1,695,158)
Less: Other income	(314,738)	(292,222)
Net underwriting expenses	$11,396,986	$8,844,071

Net premiums earned	$29,595,889	$22,837,617

Net Underwriting Expense Ratio	38.5%	38.7%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2019
Written premiums	$37,488,548	$(34)	$(7,127,909)	$30,360,605
Change in unearned premiums	(628,067)	195	(136,844)	(764,716)
Earned premiums	$36,860,481	$161	$(7,264,753)	$29,595,889

Loss and loss adjustment expenses exluding
the effect of catastrophes	$26,645,777	$(3,002)	$(2,571,747)	$24,071,028
Catastrophe loss	5,627,343	-	(564,147)	5,063,196
Loss and loss adjustment expenses	$32,273,120	$(3,002)	$(3,135,894)	$29,134,224

Loss ratio excluding the effect of catastrophes	72.3%	-1864.6%	35.4%	81.3%
Catastrophe loss	15.3%	0.0%	7.8%	17.1%
Loss ratio	87.6%	-1864.6%	43.2%	98.4%

Three months ended March 31, 2018
Written premiums	$31,526,283	$336	$(7,826,235)	$23,700,384
Change in unearned premiums	(1,008,869)	1,901	144,201	(862,767)
Earned premiums	$30,517,414	$2,237	$(7,682,034)	$22,837,617

Loss and loss adjustment expenses exluding
the effect of catastrophes	$12,519,241	$21,415	$(821,175)	$11,719,481
Catastrophe loss	10,337,730	-	(4,790,881)	5,546,849
Loss and loss adjustment expenses	$22,856,971	$21,415	$(5,612,056)	$17,266,330

Loss ratio excluding the effect of catastrophes	41.0%	957.3%	10.7%	51.3%
Catastrophe loss	33.9%	0.0%	62.4%	24.3%
Loss ratio	74.9%	957.3%	73.1%	75.6%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2019	2018

Net premiums earned	$29,595,889	$22,837,617
Ceding commission revenue	1,277,683	1,695,158
Other income	314,738	292,222

Loss and loss adjustment expenses (1)	29,134,224	17,266,330

Acquisition costs and other underwriting expenses:
Commission expense	6,853,416	5,799,948
Other underwriting expenses	6,135,991	5,031,503
Total acquisition costs and other
underwriting expenses	12,989,407	10,831,451

Underwriting income	$(10,935,321)	$(3,272,784)

Key Measures:
Net loss ratio excluding the effect of catastrophes	81.3%	51.3%
Effect of catastrophe loss on net loss ratio (1)	17.1%	24.3%
Net loss ratio	98.4%	75.6%

Net underwriting expense ratio excluding the
effect of catastrophes	38.5%	37.4%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	1.3%
Net underwriting expense ratio	38.5%	38.7%

Net combined ratio excluding the effect
of catastrophes	119.8%	88.7%
Effect of catastrophe loss on net combined
ratio (1) (2)	17.1%	25.6%
Net combined ratio	136.9%	114.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$12,989,407	$10,831,451
Less: Ceding commission revenue (2)	(1,277,683)	(1,695,158)
Less: Other income	(314,738)	(292,222)
	$11,396,986	$8,844,071

Net earned premium	$29,595,889	$22,837,617

Net Underwriting Expense Ratio	38.5%	38.7%

(1) For the three months ended March 31, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $5,063,196 and $5,546,849, respectively.
(2) For the three months ended March 31, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the effect of reduced contingent ceding commission revenue by $334,139 and does not include the indirect effects of a $29,167 decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of March 31, 2019 and December 31, 2018:

	March 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,229,100	$70,628	$-	$(9,784)	$8,289,944	5.2%

Political subdivisions of States, Territories and Possessions	5,688,302	117,032	-	(6,230)	5,799,104	3.6%

Corporate and other bonds
Industrial and miscellaneous	124,354,135	1,368,129	(57,955)	(710,936)	124,953,373	77.8%

Residential mortgage and other asset backed securities (1)	21,648,213	271,364	(95,026)	(389,820)	21,434,731	13.4%
Total fixed-maturity securities	$159,919,750	$1,827,153	$(152,981)	$(1,116,770)	$160,477,152	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of March 31, 2019, the estimated fair value of the eligible investments was approximately $5,553,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2019, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,222,050	$26,331	$(28,000)	$-	$8,220,381	5.4%

Political subdivisions of States,
Territories and Possessions	6,339,540	50,903	(12,327)	(36,508)	6,341,608	4.2%

Corporate and other bonds
Industrial and miscellaneous	119,078,698	123,740	(2,775,540)	(676,605)	115,750,293	76.3%

Residential mortgage and other asset backed securities (1)	21,790,973	236,502	(231,229)	(331,012)	21,465,234	14.1%
Total fixed-maturity securities	$155,431,261	$437,476	$(3,047,096)	$(1,044,125)	$151,777,516	100.0%

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

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$7,882,618	$109,135	$(101,961)	$7,889,792	40.1%
Common stocks and exchange
traded mutual funds	11,763,863	679,795	(669,463)	11,774,195	59.9%
Total	$19,646,481	$788,930	$(771,424)	$19,663,987	100.0%

	December 31, 2018
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956	37.1%
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660	62.9%
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616	100.0%

Other Investments

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross gains of our other investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$148,564	$2,147,945	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$148,564	$2,147,945	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,517	$147,522	$(1,177)	$-	$875,862	21.5%

Political subdivisions of States,
Territories and Possessions	998,759	45,676	-	-	1,044,435	25.6%

Corporate and other bonds
Industrial and miscellaneous	2,096,344	65,540	-	(5,570)	2,156,314	52.9%

Total	$3,824,620	$258,738	$(1,177)	$(5,570)	$4,076,611	100.0%

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	19.7%

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	23.3%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	57.0%

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2019 and December 31, 2018 is shown below:

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,598,323	2,676,159	2,996,685	3,036,531
Five to ten years	619,780	646,413	619,663	635,846
More than 10 years	606,517	754,039	606,507	754,039
Total	$3,824,620	$4,076,611	$4,222,855	$4,426,416

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2019 and December 31, 2018 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2019		December 31, 2018
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$8,289,944	5.2%	$8,220,381	5.4%

Corporate and municipal bonds
AAA	979,734	0.6%	979,123	0.6%
AA	7,843,795	4.9%	8,350,910	5.5%
A	33,549,454	20.9%	27,665,961	18.2%
BBB	88,379,494	55.1%	85,095,907	56.1%
Total corporate and municipal bonds	130,752,477	81.5%	122,091,901	80.4%

Residential mortgage backed securities
AAA	1,000,884	0.6%	999,640	0.7%
AA	12,781,194	8.0%	12,743,906	8.5%
A	4,785,217	3.0%	4,777,356	3.1%
CCC	1,460,455	0.9%	1,440,825	0.9%
CC	-	0.0%	109,648	0.1%
C	22,906	0.0%	24,050	0.0%
D	375,464	0.2%	390,542	0.3%
Non rated	1,008,611	0.6%	979,267	0.6%
Total residential mortgage backed securities	21,434,731	13.3%	21,465,234	14.2%

Total	$160,477,152	100.0%	$151,777,516	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2019 and December 31, 2018:

Category	March 31, 2019	December 31, 2018
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.15%	2.20%

Political subdivisions of States,
Territories and Possessions	3.51%	3.62%

Corporate and other bonds
Industrial and miscellaneous	3.95%	4.11%

Residential mortgage and other asset backed securities	1.98%	1.94%

Total	3.58%	3.68%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Weighted average effective maturity	5.4	5.6

Weighted average final maturity	6.7	6.9

Effective duration	4.5	4.6

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2019 and December 31, 2018, 83% and 81%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$3,972,480	$(9,784)	2	$3,972,480	$(9,784)

Political subdivisions of States, Territories and Possessions	-	-	-	825,878	(6,230)	2	825,878	(6,230)

Corporate and other bonds industrial and miscellaneous	9,045,064	(57,955)	11	40,520,044	(710,936)	52	49,565,108	(768,891)

Residential mortgage and other asset backed securities	2,666,892	(95,026)	4	15,432,106	(389,820)	23	18,098,998	(484,846)

Total fixed-maturity securities	$11,711,956	$(152,981)	15	$60,750,508	$(1,116,770)	79	$72,462,464	$(1,269,751)

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,948,530	$(28,000)	3	$-	$-	-	$4,948,530	$(28,000)

Political subdivisions of States, Territories and Possessions	555,375	(12,327)	1	1,436,242	(36,508)	3	1,991,617	(48,835)

Corporate and other bonds industrial and miscellaneous	81,004,459	(2,775,540)	97	13,424,888	(676,605)	24	94,429,347	(3,452,145)

Residential mortgage and other asset backed securities	7,002,713	(231,229)	9	11,928,425	(331,012)	19	18,931,138	(562,241)

Total fixed-maturity securities	$93,511,077	$(3,047,096)	110	$26,789,555	$(1,044,125)	46	$120,300,632	$(4,091,221)

 There were 94 securities at March 31, 2019 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 156 securities at December 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the three months ended March 31, 2019, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the three months March 31, 2019, KICO paid dividends of $2,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our consolidated financial statements –Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of December 31, 2018 and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2019, based on the net admitted assets as of December 31, 2018, was approximately $9,849,000. Advances are limited to the amount of available collateral, which was approximately $5,553,000 as of March 31, 2019. There were no borrowings under this facility during the three months ended March 31, 2019.

As of March 31, 2019, invested assets and cash in our holding company was approximately $4,497,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2019	2018

Cash flows provided by (used in):
Operating activities	$2,702,404	$380,373
Investing activities	(6,884,358)	(15,438,163)
Financing activities	(1,191,969)	(1,729,676)
Net decrease in cash and cash equivalents	(5,373,923)	(16,787,466)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$15,764,480	$31,594,167

Net cash provided by operating activities was $2,702,000 in 2019 as compared to $380,000 in 2018. The $2,283,000 increase in cash flows provided by operating activities in 2019 was primarily a result of a decrease in net income (adjusted for non-cash items) of $6,292,000, partially offset by an increase in cash arising from net fluctuations in assets and liabilities relating to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $6,884,000 in 2019 compared to $15,438,000 in 2018. The $8,554,000 decrease in net cash used in investing activities was the result of a $9,118,000 decrease in sales or maturities of invested assets, which offset the $18,324,000 increase in acquisitions of invested assets and the $364,000 increase in fixed asset acquisitions in 2019.

Net cash used in financing activities was $1,192,000 in 2019 compared to $1,730,000 provided in 2018. The $538,000 decrease in net cash used in financing activities was primarily attributable to the purchase of $337,000 in treasury stock in 2018.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaties in effect for the three months ended March 31, 2019 and 2018 for our personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017-2019 Treaty”). The treaty in effect for the three months ended March 31, 2019 is covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”) and the treaty in effect for the three months ended March 31, 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”).

In August 2018, we terminated our contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% under the 2018/2019 Treaty Year from 20% under the 2017/2018 Treaty Year.

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

(1)
Treaty for July 1, 2018 – June 30, 2019 is a two-year treaty with expiration date of June 30, 2019.
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

Factors That May Affect Future Results and Financial Condition

Based upon the factors set forth under “Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  In addition, such factors, among others, may affect the accuracy of certain forward-looking statements contained in our periodic reports, including this Quarterly Report.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c) There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended March 31, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 9, 2009).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

+
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: May 10, 2019	By:	/s/ Dale A. Thatcher
Dale A. Thatcher
Chief Executive Officer

Dated: May 10, 2019	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer