Form 10-Q
period 2019-06-30
KINGSTONE COMPANIES, INC.
filed 2019-08-09
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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

As of August 7, 2019, there were 10,775,550 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

PAGE

PART I — FINANCIAL INFORMATION	1
Item 1 — Financial Statements	1
Condensed Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018	1
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited)	2
Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	74
Item 4 — Controls and Procedures	75

PART II — OTHER INFORMATION	76
Item 1 — Legal Proceedings	76
Item 1A — Risk Factors	76
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3 — Defaults Upon Senior Securities	76
Item 4 — Mine Safety Disclosures	76
Item 5 — Other Information	76
Item 6 — Exhibits	77
Signatures	78

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,114,072 at June 30, 2019 and $4,426,416 at December 31, 2018)	$3,824,620	$4,222,855
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$160,085,628 at June 30, 2019 and $155,431,261 at December 31, 2018)	164,334,869	151,777,516
Equity securities, at fair value (cost of $22,254,788 at June 30, 2019 and
$18,305,986 at December 31, 2018)	22,738,950	16,572,616
Other investments	2,335,874	1,855,225
Total investments	193,234,313	174,428,212
Cash and cash equivalents	18,895,805	21,138,403
Premiums receivable, net	14,958,200	13,961,599
Reinsurance receivables, net	28,643,360	26,367,115
Deferred policy acquisition costs	19,413,809	17,907,737
Intangible assets, net	500,000	670,000
Property and equipment, net	7,350,068	6,056,929
Deferred income taxes, net	216,474	354,233
Other assets	6,256,815	5,867,850
Total assets	$289,468,844	$266,752,078

Liabilities
Loss and loss adjustment expense reserves	$69,675,120	$56,197,106
Unearned premiums	85,488,146	79,032,131
Advance premiums	3,468,225	2,107,629
Reinsurance balances payable	2,806,903	1,933,376
Deferred ceding commission revenue	3,100,156	2,686,677
Accounts payable, accrued expenses and other liabilities	7,877,191	6,819,231
Income taxes payable	-	15,035
Long-term debt, net	29,383,341	29,295,251
Total liabilities	201,799,082	178,086,436

Commitments and Contingencies (note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,802,087 shares at June 30, 2019 and 11,775,148 shares at December 31, 2018; outstanding
10,774,648 shares at June 30, 2019 and 10,747,709 shares at December 31, 2018	118,020	117,751
Capital in excess of par	68,373,590	67,763,940
Accumulated other comprehensive income (loss)	3,359,047	(2,884,313)
Retained earnings	18,531,657	26,380,816
	90,382,314	91,378,194
Treasury stock, at cost, 1,027,439 shares at June 30, 2019
and at December 31, 2018	(2,712,552)	(2,712,552)
Total stockholders' equity	87,669,762	88,665,642

Total liabilities and stockholders' equity	$289,468,844	$266,752,078

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues
Net premiums earned	$31,201,279	$24,104,614	$60,797,168	$46,942,231
Ceding commission revenue	675,695	1,691,168	1,953,378	3,386,326
Net investment income	1,719,769	1,556,866	3,343,481	2,940,855
Net gains (losses) on investments	678,655	(106,733)	2,714,018	(629,860)
Other income	329,972	300,271	695,873	608,504
Total revenues	34,605,370	27,546,186	69,503,918	53,248,056

Expenses
Loss and loss adjustment expenses	17,672,308	11,176,085	46,806,532	28,442,415
Commission expense	7,299,173	6,017,189	14,152,589	11,817,137
Other underwriting expenses	5,416,449	5,075,986	11,552,440	10,107,489
Other operating expenses	1,097,468	843,816	2,068,640	1,090,674
Depreciation and amortization	627,669	424,161	1,230,001	833,592
Interest expense	456,545	451,962	913,090	908,507
Total expenses	32,569,612	23,989,199	76,723,292	53,199,814

Income (loss) before taxes	2,035,758	3,556,987	(7,219,374)	48,242
Income tax expense (benefit)	396,378	799,690	(1,523,564)	8,879
Net income (loss)	1,639,380	2,757,297	(5,695,810)	39,363

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	3,679,475	(1,475,767)	7,868,191	(4,349,246)

Reclassification adjustment for losses
included in net income	12,364	76,126	34,795	319,899
Net change in unrealized gains (losses)	3,691,839	(1,399,641)	7,902,986	(4,029,347)
Income tax benefit (expense) related to items
of other comprehensive income (loss)	(775,285)	293,723	(1,659,626)	845,961
Other comprehensive income (loss), net of tax	2,916,554	(1,105,918)	6,243,360	(3,183,386)

Comprehensive income (loss)	$4,555,934	$1,651,379	$547,550	$(3,144,023)

Earnings (loss) per common share:
Basic	$0.15	$0.26	$(0.53)	$0.00
Diluted	$0.15	$0.25	$(0.53)	$0.00

Weighted average common shares outstanding
Basic	10,771,717	10,664,806	10,764,824	10,667,385
Diluted	10,785,064	10,820,322	10,764,824	10,828,020

Dividends declared and paid per common share	$0.1000	$0.1000	$0.2000	$0.2000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2019 and 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, April 1, 2018	-	$-	11,679,334	$116,793	$68,163,744	$(1,391,063)	$23,780,755	1,012,669	$(2,509,193)	$88,161,036
Stock-based compensation	-	-	-	-	176,109	-	-	-	-	176,109
Vesting of restricted stock awards	-	-	3,706	37	(37)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(536)	(5)	(9,304)	-	-	-	-	(9,309)
Exercise of stock options	-	-	3,400	34	17,272	-	-	-	-	17,306
Acquisition of treasury stock	-	-	-	-	-	-	-	11,775	(203,329)	(203,329)
Dividends	-	-	-	-	-	-	(1,066,384)	-	-	(1,066,384)
Net income	-	-	-	-	-	-	2,757,297	-	-	2,757,297
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(1,105,918)	-	-	-	(1,105,918)
Balance, June 30, 2018	-	$-	11,685,904	$116,859	$68,347,784	$(2,496,981)	$25,471,668	1,024,444	$(2,712,522)	$88,726,808

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, April 1, 2019	-	$-	11,796,188	$117,962	$67,957,604	$442,493	$17,969,664	1,027,439	$(2,712,552)	$83,775,171
Stock-based compensation	-	-	-	-	399,325	-	-	-	-	399,325
Vesting of restricted stock awards	-	-	3,553	34	(34)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(654)	(6)	(6,825)	-	-	-	-	(6,831)
Exercise of stock options	-	-	3,000	30	23,250	-	-	-	-	23,280
Dividends	-	-	-	-	-	-	(1,077,387)	-	-	(1,077,387)
Net income	-	-	-	-	-	-	1,639,380	-	-	1,639,380
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	2,916,554	-	-	-	2,916,554
Balance, June 30, 2019	-	$-	11,802,087	$118,020	$68,373,320	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	$87,669,492

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2019 and 2018

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2019 and 2018 Continued

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642
Stock-based compensation	-	-	-	-	709,207	-	-	-	-	709,207
Vesting of restricted stock awards	-	-	31,546	314	(314)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(7,607)	(75)	(122,763)	-	-	-	-	(122,838)
Exercise of stock options	-	-	3,000	30	23,520	-	-	-	-	23,550
Dividends	-	-	-	-	-	-	(2,153,349)	-	-	(2,153,349)
Net loss	-	-	-	-	-	-	(5,695,810)	-	-	(5,695,810)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	6,243,360	-	-	-	6,243,360
Balance, June 30, 2019	-	$-	11,802,087	$118,020	$68,373,590	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	$87,669,762

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2019	2018

Cash flows from operating activities:
Net (loss) income	$(5,695,810)	$39,363
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net (gains) losses on sale of investments	(931)	320,149
Net unrealized (gains) losses of equity investments	(2,232,438)	430,411
Net unrealized gains of other investments	(480,649)	(120,700)
Depreciation and amortization	1,230,001	833,592
Amortization of bond premium, net	188,778	174,110
Amortization of discount and issuance costs on long-term debt	88,090	80,196
Stock-based compensation	709,207	284,477
Deferred income tax benefit	(1,521,867)	(183,840)
(Increase) decrease in operating assets:
Premiums receivable, net	(996,601)	(1,119,494)
Reinsurance receivables, net	(2,276,245)	626,726
Deferred policy acquisition costs	(1,506,072)	(1,224,520)
Other assets	(329,335)	(1,400,192)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	13,478,014	458,234
Unearned premiums	6,456,015	5,492,266
Advance premiums	1,360,596	1,354,136
Reinsurance balances payable	873,527	1,621,658
Deferred ceding commission revenue	413,479	492,722
Accounts payable, accrued expenses and other liabilities	1,042,925	(2,206,196)
Net cash flows provided by operating activities	10,800,684	5,953,098

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(11,867,613)	(42,305,529)
Purchase - equity securities	(4,461,684)	(8,221,931)
Sale and redemption - fixed-maturity securities held-to-maturity	400,000	-
Sale or maturity - fixed-maturity securities available-for-sale	6,987,908	15,172,845
Sale - equity securities	503,884	4,746,825
Acquisition of property and equipment	(2,353,140)	(1,347,578)
Net cash flows used in investing activities	(10,790,645)	(31,955,368)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,550	46,883
Withholding taxes paid on net exercise of stock options	-	(341,770)
Withholding taxes paid on vested retricted stock awards	(122,838)	(21,523)
Purchase of treasury stock	-	(540,223)
Dividends paid	(2,153,349)	(2,134,759)
Net cash flows used in financing activities	(2,252,637)	(2,991,392)

Decrease in cash and cash equivalents	$(2,242,598)	$(28,993,662)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$18,895,805	$19,387,971

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$388,000	$801,000
Cash paid for interest	$825,000	$875,417

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, Connecticut and Pennsylvania. Although New Jersey, Rhode Island, Massachusetts and Connecticut are now growing expansion markets for the Company, 86.0% and 88.4% of KICO’s direct written premiums for the three months and six months ended June 30, 2019, respectively, came from the New York policies. Kingstone, through its subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.

Note 2 – Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses, and are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

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

Accounting Changes

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the provisions of this Release effective January 1, 2019, and included the required presentation of changes in stockholders’ equity for the six months ended June 30, 2019 and 2018.

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

Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures of ASU 2018-13 immediately and delay the adoption of the additional disclosures until their effective date. We do not intend to early adopt the additional disclosures and are assessing the impact of retrospectively adopting the additions from this new accounting standard on our fair value disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,236,255	$142,388	$-	$(1,557)	$8,377,086	$140,831

Political subdivisions of States,
Territories and Possessions	5,675,418	167,952	-	(309)	5,843,061	167,643

Corporate and other bonds
Industrial and miscellaneous	126,095,235	4,106,946	(14,450)	(84,187)	130,103,544	4,008,309

Residential mortgage and other
asset backed securities (1)	20,078,720	317,871	(8,750)	(376,663)	20,011,178	(67,542)
Total	$160,085,628	$4,735,157	$(23,200)	$(462,716)	$164,334,869	$4,249,241

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of June 30, 2019, the estimated fair value of the eligible investments was approximately $5,354,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2019, there was no outstanding balance on the FHLBNY credit line.

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2019 and December 31, 2018 is shown below:

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$11,167,387	$11,188,535	$6,742,519	$6,738,014
One to five years	47,828,173	48,719,017	47,038,838	46,640,012
Five to ten years	79,000,901	82,414,899	76,884,505	74,290,076
More than 10 years	2,010,447	2,001,240	2,974,426	2,644,180
Residential mortgage and other asset backed securities	20,078,720	20,011,178	21,790,973	21,465,234
Total	$160,085,628	$164,334,869	$155,431,261	$151,777,516

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost, estimated fair value, and gross gains and losses of investments in equity securities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$9,445,572	$175,517	$(58,389)	$9,562,700
Common stocks and exchange
traded mutual funds	12,809,216	1,045,871	(678,837)	13,176,250
Total	$22,254,788	$1,221,388	$(737,226)	$22,738,950

	December 31, 2018
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616

Other Investments

The cost, estimated fair value, and gross unrealized gain and losses of the Company’s other investments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$336,493	$2,335,874	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$336,493	$2,335,874	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity fixed-maturity securities as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,528	$150,495	$-	$-	$880,023	$150,495

Political subdivisions of States,
Territories and Possessions	998,715	51,025	-	-	1,049,740	51,025

Corporate and other bonds
Industrial and miscellaneous	2,096,377	90,357	-	(2,425)	2,184,309	87,932

Total	$3,824,620	$291,877	$-	$(2,425)	$4,114,072	$289,452

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	$143,568

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	33,862

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	26,131

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	$203,561

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2019 and December 31, 2018 is shown below:

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	$2,598,323	$2,705,549	2,996,685	3,036,531
Five to ten years	$619,780	$654,484	619,663	635,846
More than 10 years	$606,517	$754,039	606,507	754,039
Total	$3,824,620	$4,114,072	$4,222,855	$4,426,416

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Income:
Fixed-maturity securities	$1,474,341	$1,361,506	$3,001,211	$2,511,799
Equity securities	205,509	194,091	412,653	394,588
Cash and cash equivalents	172,680	42,582	213,081	115,841
Total	1,852,530	1,598,179	3,626,945	3,022,228
Expenses:
Investment expenses	132,761	41,313	283,464	81,373
Net investment income	$1,719,769	$1,556,866	$3,343,481	$2,940,855

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $400,000 and $-0- for the six months ended June 30, 2019 and 2018, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $6,987,908 and $15,172,845 for the six months ended June 30, 2019 and 2018, respectively.

Proceeds from the sale of equity securities were $503,884 and $4,746,825 for the six months ended June 30, 2019 and 2018, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$4,942	$(5,257)	$10,944	$112,212
Gross realized losses	(17,306)	(148,258)	(45,739)	(483,227)
	(12,364)	(153,515)	(34,795)	(371,015)

Equity securities:
Gross realized gains	90,427	104,692	41,688	315,250
Gross realized losses	(27,638)	(27,553)	(5,962)	(264,384)
	62,789	77,139	35,726	50,866

Net realized gains (losses)	50,425	(76,376)	931	(320,149)

Unrealized Gains (Losses)

Equity securities:
Gross gains	440,301	-	2,232,438	-
Gross losses	-	(123,197)	-	(430,411)
	440,301	(123,197)	2,232,438	(430,411)

Other investments:
Gross gains	187,929	92,840	480,649	120,700
Gross losses	-	-	-	-
	187,929	92,840	480,649	120,700

Net unrealized gains (losses)	628,230	(30,357)	2,713,087	(309,711)

Net gains (losses) on investments	$678,655	$(106,733)	$2,714,018	$(629,860)

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive loss.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive loss for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2019 and December 31, 2018, there were 49 and 156 fixed-maturity securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the other unrealized losses were deemed to be OTTI for its portfolio of investments for the six months ended June 30, 2019 and 2018. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2019 as follows:

	June 30, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$1,992,340	$(1,557)	1	$1,992,340	$(1,557)

Political subdivisions of
States, Territories and
Possessions	-	-	-	302,880	(309)	1	302,880	(309)

Corporate and other
bonds industrial and
miscellaneous	1,959,040	(14,450)	4	11,608,094	(84,187)	18	13,567,134	(98,637)

Residential mortgage and other
asset backed securities	591,845	(8,750)	1	15,983,171	(376,663)	24	16,575,016	(385,413)

Total fixed-maturity
securities	$2,550,885	$(23,200)	5	$29,886,485	$(462,716)	44	$32,437,370	$(485,916)

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

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2019
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,377,086	$-	$-	$8,377,086

Political subdivisions of
States, Territories and
Possessions	-	5,843,061	-	5,843,061

Corporate and other
bonds industrial and
miscellaneous	126,359,225	3,744,319	-	130,103,544

Residential mortgage backed securities	-	20,011,178	-	20,011,178
Total fixed maturities	134,736,311	29,598,558	-	164,334,869
Equity securities	22,738,950	-	-	22,738,950
Total investments	$157,475,261	$29,598,558	$-	$187,073,819

	December 31, 2018
	Level 1	Level 2	Level 3	Total

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

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share of the investment. The following table sets forth the Company’s investment in a hedge fund measured at NAV per share as of June 30, 2019 and December 31, 2018. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2019	December 31, 2018

Other Investments:
Hedge fund	$2,335,874	$1,855,225
Total	$2,335,874	$1,855,225

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive loss within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of June 30, 2019 and December 31, 2018 not measured at fair value is as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,326,918	$-	$27,326,918

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,521,734	$-	$28,521,734

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments and real estate:

Equity securities, available-for-sale fixed income securities, held-to-maturity fixed income securities, and other investments:  Fair value disclosures for these investments are included in “Note 3 - Investments” and “Note 4 – Fair Value Measurements”.

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

The estimated fair values of the Company’s financial instruments and real estate as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$3,824,620	$4,114,072	$4,222,855	$4,426,416
Cash and cash equivalents	$18,895,805	$18,895,805	$21,138,403	$21,138,403
Premiums receivable, net	$14,958,200	$14,958,200	$13,961,599	$13,961,599
Reinsurance receivables, net	$28,643,360	$28,643,360	$26,367,115	$26,367,115
Real estate, net of accumulated depreciation	$2,307,072	$2,705,000	$2,300,827	$2,705,000
Reinsurance balances payable	$2,806,903	$2,806,903	$1,933,376	$1,933,376
Long-term debt, net	$29,383,341	$27,326,918	$29,295,251	$28,521,734

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2019
Premiums written	$82,309,827	$77	$(15,327,796)	$66,982,108
Change in unearned premiums	(6,456,216)	202	271,074	(6,184,940)
Premiums earned	$75,853,611	$279	$(15,056,722)	$60,797,168

Six months ended June 30, 2018
Premiums written	$68,389,960	$824	$(16,725,724)	$51,665,060
Change in unearned premiums	(5,495,329)	3,064	769,436	$(4,722,829)
Premiums earned	$62,894,631	$3,888	$(15,956,288)	$46,942,231

Three months ended June 30, 2019
Premiums written	$44,821,279	$111	$(8,199,887)	$36,621,503
Change in unearned premiums	(5,828,149)	7	407,918	(5,420,224)
Premiums earned	$38,993,130	$118	$(7,791,969)	$31,201,279

Three months ended June 30, 2018
Premiums written	$36,863,677	$488	$(8,899,489)	$27,964,676
Change in unearned premiums	(4,486,460)	1,163	625,235	(3,860,062)
Premiums earned	$32,377,217	$1,651	$(8,274,254)	$24,104,614

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2019 and December 31, 2018 was $3,468,225 and $2,107,629, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2019	2018

Balance at beginning of period	$56,197,106	$48,799,622
Less reinsurance recoverables	(15,671,247)	(16,748,908)
Net balance, beginning of period	40,525,859	32,050,714

Incurred related to:
Current year	40,689,147	28,215,069
Prior years	6,117,385	227,346
Total incurred	46,806,532	28,442,415

Paid related to:
Current year	19,692,437	14,656,892
Prior years	13,999,258	10,977,023
Total paid	33,691,695	25,633,915

Net balance at end of period	53,640,696	34,859,214
Add reinsurance recoverables	16,034,424	14,398,642
Balance at end of period	$69,675,120	$49,257,856

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $6,621,688 and $8,017,022 for the six months ended June 30, 2019 and 2018, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2019 and 2018 was $6,117,385 unfavorable and $227,346 unfavorable, respectively. During the six months ended June 30, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claim severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2016 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2019, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2019 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of June 30, 2019
										Six Months Ended		Cumulative Number of Reported Claims by
Accident	For the Years Ended December 31,									June 30,		Accident
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR	Year
	(Unaudited 2010 - 2018)									(Unaudited)
2010	$5,598	$5,707	$6,429	$6,623	$6,912	$6,853	$6,838	$6,840	$6,787	$6,787	$-	1,617
2011		7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,171	9,181	37	1,914
2012			9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,030	42	4,704(1)
2013				10,728	9,745	9,424	9,621	10,061	10,089	10,464	67	1,561
2014					14,193	14,260	14,218	14,564	15,023	16,294	176	2,133
2015						22,340	21,994	22,148	22,491	23,133	123	2,555
2016							26,062	24,941	24,789	27,112	68	2,868
2017								31,605	32,169	33,895	895	3,364
2018									54,455	54,067	3,944	4,137
2019										38,622	13,451	1,865
									Total	$230,585

(1)
Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,									Six Months Ended June 30,
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited 2010 - 2018)									(Unaudited)

2010	$2,566	$3,947	$4,972	$5,602	$6,323	$6,576	$6,720	$6,772	$6,780	$6,780
2011		3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,727	8,773
2012			3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,420
2013				3,405	5,303	6,633	7,591	8,407	9,056	9,212
2014					5,710	9,429	10,738	11,770	13,819	14,031
2015						12,295	16,181	18,266	19,984	20,326
2016							15,364	19,001	21,106	21,910
2017								16,704	24,820	27,024
2018									32,383	41,894
2019										18,803
									Total	$179,173

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$51,412
All outstanding liabilities before 2010, net of reinsurance										107
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$51,519

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	June 30, 2019
Liabilities for loss and loss adjustment expenses, net of reinsurance	$51,519
Total reinsurance recoverable on unpaid losses	16,034
Unallocated loss adjustment expenses	2,122
Total gross liability for loss and LAE reserves	$69,675

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis. The Company’s quota share reinsurance treaties in effect for the six months ended June 30, 2019 and 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect for the six months ended June 30, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”) and the treaty in effect for the six months ended June 30, 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”).

In August 2018, the Company terminated its contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% under the 2018/2019 Treaty Year from 20% under the 2017/2018 Treaty Year.

Effective July 1, 2019, the 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to
Line of Busines	June 30, 2020	June 30, 2019	June 30, 2018

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	None	10%	20%
Risk retained	$1,000,000	$900,000	$800,000
Losses per occurrence subject to quota share reinsurance coverage	None	$1,000,000	$1,000,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$10,000,000	$9,000,000	$9,000,000
		in excess of	in excess of
		$1,000,000	$1,000,000
Total reinsurance coverage per occurrence	$9,000,000	$9,100,000	$9,200,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$10,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2019

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%	90%
Percent ceded - excess of $1,000,000 of coverage		100%	100%
Risk retained		$100,000	$100,000
Total reinsurance coverage per occurrence		$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000	$5,000,000
Expiration date		June 30, 2019	June 30, 2018

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	None	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$7,500,000	$4,500,000	$4,000,000
Catastrophe loss coverage in excess of quota share coverage (3)	$602,500,000	$445,000,000	$315,000,000
Reinstatement premium protection (4)(5)(6)	Yes	Yes	Yes

(1)
For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)
Plus losses in excess of catastrophe coverage.
(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(4)
Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000.
(5)
Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(6)
Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 and 2017 are as follows:

	July 1, 2018 - June 30, 2019		July 1, 2017 - June 30, 2018
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$900,000	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,500,000	Initial $5,000,000	$4,000,000
	$5,000,000 - $450,000,000	None	$5,000,000 - $320,000,000	None
	Over $450,000,000	100%	Over $320,000,000	100%

(1)
Treaty for July 1, 2017 – June 30, 2018 and July 1, 2018 – June 30, 2019 is a two-year treaty with expiration date of June 30, 2019.
(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.
(3)
Covered by excess of loss treaties.
(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaty year shown below are as follows:

	July 1, 2019 - June 30, 2020
Treaty	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$1,000,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Catastrophe (4)	Initial $7,500,000	$7,500,000
	$7,500,000 - $610,000,000	None
	Over $610,000,000	100%

(1)
Personal lines quota share treaty was eliminated effective July 1, 2019. The 2017/2019 Treaty expired on a run-off basis.
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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect for the three months and six months ended June 30, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year. The Loss Ratios for treaties in effect for the three months and six months ended June 30, 2018 are attributable to contracts under the 2017/2019 Treaty for the 2017/2018 Treaty Year.

Treaty in effect for the three months and six months ended June 30, 2019

Under the 2017/2019 Treaty, the Company received an upfront fixed provisional rate that was only subject to a sliding scale contingent adjustment based upon Loss Ratio for the 2017/2018 Treaty Year (“Loss Period”). Under this arrangement, the Company earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Period Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Period Loss Ratios attributable to the 2017/2019 Treaty reached the maximum contractual level during the six months ended June 30, 2018, and therefore no contingent commission adjustment was recorded for the three months and six months ended June 30, 2019.

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

In addition to the treaties that were in effect for the three months and six months ended June 30, 2019 and 2018, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Provisional ceding commissions earned	$1,363,474	$2,145,775	$2,681,225	$4,213,280
Contingent ceding commissions earned	(687,779)	(454,607)	(727,847)	(826,954)
	$675,695	$1,691,168	$1,953,378	$3,386,326

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2019 and December 31, 2018, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,333,000 and $1,581,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Commercial Lines of Business

In July 2019, the Company made the decision that it will no longer underwrite Commercial Lines risks. These include Business Owners, Artisans (“CraftPak”), Special Multi-Peril, and Commercial Umbrella policies. The Company had 7,770 commercial lines policies in force as of June 30, 2019. For the six months ended June 30, 2019, these policies represented approximately 12% of net premiums earned. As of June 30, 2019, claims from these commercial lines represent 43% of loss and loss adjustment expense reserves net of reinsurance recoverables. Inforce policies for these lines will be non-renewed at the end of their current annual terms. It is expected that all existing inforce Commercial Lines policies will expire by September 30, 2020.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $15,180 as of June 30, 2019. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2019 was approximately $11,060,000. Advances are limited to 90% of the amount of available collateral, which was approximately $4,819,000 as of June 30, 2019. There were no borrowings under this facility during the six months ended June 30, 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50%. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(113,575)	(129,796)
Issuance costs	(503,084)	(574,953)
Long-term debt, net	$29,383,341	$29,295,251

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

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on common stock were $2,153,349 and $2,134,759 for the six months ended June 30, 2019 and 2018, respectively. The Company’s Board of Directors approved a quarterly dividend on August 7, 2019 of $0.0625 per share payable in cash on September 13, 2019 to stockholders of record as of August 30, 2019 (see Note 13).

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

The results of operations for the three months ended June 30, 2019 and 2018 include stock-based compensation expense related to these plans totaling approximately $0 and $1,000, respectively. The results of operations for the six months ended June 30, 2019 and 2018 include stock-based compensation expense related to stock options totaling approximately $1,000 and $4,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the three months and six months ended June 30, 2019 and 2018. Such amounts have been included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

Stock-based compensation expense for the six months ended June 30, 2019 and 2018 is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period, for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the six months ended June 30, 2019 and 2018.

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

A summary of stock option activity under the Company’s 2014 Plan and 2005 Plan for the six months ended June 30, 2019 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	37,500	$8.36	2.24	$349,950

Granted	-	$-	-	$-
Exercised	(3,000)	$7.85	-	$6,270
Forfeited	(2,500)	$7.85	2.04	$13,588

Outstanding at June 30, 2019	32,000	$8.45	1.76	$13,600

Vested and Exercisable at June 30, 2019	32,000	$8.45	1.76	$13,600

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.65 closing price of the Company’s Common Stock on June 30, 2019. The total intrinsic value of options exercised during the six months ended June 30, 2019 was $6,270, determined as of the date of exercise. The total intrinsic value of options forfeited during the six months ended June 30, 2019 was $13,588, determined as of the date of forfeiture.

Participants in the 2005 and 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $23,550 from the exercise of options for the purchase of 3,000 shares of Common Stock during the six months ended June 30, 2019. The Company received cash proceeds of $46,883 from the exercise of options for the purchase of 7,400 shares of Common Stock during the six months ended June 30, 2018. The Company received 4,860 shares from the exercise of options under a Share Exchange for the purchase of 20,000 shares of Common Stock during the six months ended June 30, 2018. The remaining 66,500 options exercised during the six months ended June 30, 2018 were Net Exercises, resulting in the issuance of 30,126 shares of Common Stock.

As of June 30, 2019, there were no unamortized compensation costs related to unvested stock option awards.

As of June 30, 2019, there were 427,476 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the six months ended June 30, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2019	120,499	$17.66	$2,129,175

Granted	120,586	$15.51	$1,870,487
Vested	(28,168)	$18.23	$(513,446)
Forfeited	(5,962)	$15.18	$(90,510)

Balance at June 30, 2019	206,955	$16.39	$3,395,706

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2019 and 2018, stock-based compensation for these grants was approximately $399,000 and $175,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2019 and 2018, stock-based compensation for these grants of approximately $708,000 and $281,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of income and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2019	2018

Deferred tax asset:
Net operating loss carryovers (1)	$2,029,412	$90,438
Claims reserve discount	455,200	343,905
Unearned premium	3,445,635	3,145,682
Deferred ceding commission revenue	651,033	564,202
Other	141,163	383,733
Total deferred tax assets	6,722,443	4,527,960

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,076,900	3,760,625
Intangibles	105,000	140,700
Depreciation and amortization	557,084	664,194
Net unrealized gains (losses) of securities - available for sale	1,007,442	(1,151,335)
Total deferred tax liabilities	6,505,969	4,173,727

Net deferred income tax asset	$216,474	$354,233

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2019	2018	Expiration

Federal only, current year	$1,959,030	$-	None
Amount subject to Annual Limitation, federal only	-	2,100	December 31, 2019
Total federal only	1,959,030	2,100

State only (A)	1,504,514	1,305,365	December 31, 2039
Valuation allowance	(1,434,132)	(1,217,027)
State only, net of valuation allowance	70,382	88,338

Total deferred tax asset from net operating loss carryovers	$2,029,412	$90,438

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2019 and December 31, 2018 was approximately $23,146,000 and $20,083,000, respectively. KICO is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2039.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2019 and 2018. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2018 remain subject to examination. The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 10 –Earnings/(Loss) Per Common Share

Basic net earnings/(loss) per common share is computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings/(loss) per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings/(loss) per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2019 and 2018, no options were included in the computation of diluted earnings/(loss) per common share would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings/(loss) per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted average number of shares outstanding	10,771,717	10,664,806	10,764,824	10,667,385

Effect of dilutive securities, common share equivalents
Stock options	4,188	148,885	-	154,322
Restricted stock awards	9,159	6,631	-	6,313

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,785,064	10,820,322	10,764,824	10,828,020

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.  We believe the lawsuit to be without merit. The Company has not established an accrual for this matter as a loss is not considered to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation will have a material adverse impact on the Company’s results of operations, financial position, or cash flows.

Office Lease

The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. See Note 2 - Accounting Policies for additional information regarding the accounting for leases.

The Company is a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York expiring March 31, 2024.

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. This lease is accounted for as an operating lease, whereby lease expense is recognized on a straight-line basis over the term of the lease.

Additional information regarding the Company’s office operating lease is as follows:

	Three months ended	Six months ended
Lease cost	June 30, 2019	June 30, 2019
Operating lease	$41,342	$82,684
Short-term leases	-	-
Total lease cost (1)	$41,342	$82,684

Other information on operating lease
Cash payments included in the measurement of lease
liability reported in operating cash flows	$42,827	$84,206
Discount rate	5.50%	5.50%
Remaining lease term in years	5 years	5 years

(1)
Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2019:

For the Year
Ending
December 31,	Total
Remainder of 2019	$85,655
2020	175,806
2021	181,959
2022	188,328
2023	194,919
Thereafter	49,145
Total undiscounted lease payments	875,812
Less: present value adjustment	116,947
Operating lease liability	$758,865

Rent expense for the three months ended June 30, 2019 and 2018 amounted to $41,342 for each period. Rent expense for the six months ended June 30, 2019 and 2018 amounted to $82,684 for each period. Rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

See Note 13 Subsequent Events for additional office lease.

Employment Agreements

See Note 13 Subsequent Events for change in executive employment agreement.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of June 30, 2019 and December 31, 2018 amounted to $486,961 and $298,638, respectively and is recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. The Company did not make any voluntary contributions for the six months ended June 30, 2019.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2019 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

KICO eliminated its personal lines and commercial umbrella quota share treaties, and entered into new annual excess of loss and catastrophe reinsurance treaties effective July 1, 2019 (see Note 6, Property and Casualty Insurance Activity – Reinsurance).

Office Lease

On July 8, 2019, the Company entered into a lease agreement for an additional office facility for Cosi located in Valley Stream, NY under a non-cancelable operating lease. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges.

The lease commencement date will be determined upon the completion of landlord provided construction, which the Company expects to be on or about October 1, 2019. The lease has a term of seven years and two months.

This lease will be accounted for as an operating lease, whereby lease expense is recognized on a straight-line basis over the term of the lease. See Note 2 - Accounting Policies for additional information regarding the accounting for leases.

The following table presents the contractual maturities of the Company’s lease liabilities under this lease:

For the Year
Ending
December 31,	Total
Remainder of 2019	$6,652
2020	80,517
2021	83,335
2022	86,252
2023	89,270
Thereafter	261,610
Total undiscounted lease payments	607,636
Less: present value adjustment	104,112
Operating lease liability	$503,524

Employment Agreements

Dale A. Thatcher, Chief Executive Officer and President of the Company and KICO, retired and resigned his positions effective July 19, 2019 (the “Separation Date”).  At such time, he also resigned his positions on the Board of Directors of each of the Company and KICO.  Effective upon Mr. Thatcher’s separation from employment, the Board appointed Barry B. Goldstein, Former Chief Executive Officer and Executive Chairman of the Board of Directors to the position of Chief Executive Officer and President of each of the Company and KICO. Mr. Goldstein previously served as Chief Executive Officer and President of the Company from March 2001 through December 31, 2018, and as Chief Executive Officer and President of KICO from January 2012 through December 31, 2018.

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher.  Pursuant to the Separation Agreement, the Company and KICO shall collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) an amount equal to $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) an amount equal to $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all previously granted but unvested stock awards as of the Separation Date (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date).  In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release.  As required by the employment agreements, Mr. Thatcher covenanted that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

Commercial Lines of Business

On July 23, 2019, the Company made the decision that it will no longer underwrite Commercial Lines risks (see Note 6 Property and Casualty Insurance Activity – Commercial Lines of Business).

Dividends Declared

On August 7, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.0625 per share payable in cash on September 13, 2019 to stockholders of record as of the close of business on August 30, 2019 (see Note 8).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City and Long Island, although we are actively writing business in New Jersey, Rhode Island, Massachusetts, Connecticut and Pennsylvania. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, and New Hampshire. For the three months and six months ended June 30, 2019, respectively, 86.0% and 88.4% of KICO’s direct written premiums came from the New York policies.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we now access alternative distribution channels outside of the independent agent and broker network, through which KICO currently distributes its various products. Through Cosi, we now have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See below for discussion of distribution channels. Cosi receives commission revenue from KICO for the policies that it places with nationwide insurance agencies and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Cosi revenue is included in other income and Cosi related expenses is included in other operating expenses. Cosi operations is not included in our stand-alone insurance underwriting business and accordingly, its revenue and expenses are not included in the calculation of our combined ratio as described below.

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

Other operating expenses include our corporate expenses as a holding company and operating expenses of Cosi. These corporate expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company. Cosi operating expenses primarily include commissions paid to brokers, employment costs, and consulting costs.

Product Lines

Our active product lines include the following:

Personal lines: Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies.

 Commercial lines: Through July 2019, we offered businessowners policies, which consist primarily of small business retail, service, and office risks, with limited property exposures. We also wrote artisan’s liability policies for small independent contractors with smaller sized workforces.  In addition, we wrote special multi-peril policies for larger and more specialized businessowners risks, including those with limited residential exposures. Further, we offered commercial umbrella policies written above our supporting commercial lines policies.

In May 2019, due to the poor performance of this line we placed a six month moratorium on new commercial lines and new commercial umbrella submissions.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite all commercial lines and commercial umbrella risks. In force policies for these lines will be non-renewed at the end of their current annual terms. For the six months ended June 30, 2019, these policies represent approximately 12% of net premiums earned and claims from this line of business represent 43% of loss and loss adjustment expense reserves net of reinsurance recoverables. See discussion below on Outlook and Additional Financial Information

Livery physical damage: We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.

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

Distribution Channels

During 2019, we initiated an alternative distribution program through Cosi. The goal of this program is to increase our personal lines historical distribution channel from only independent broker and agent networks (“Independent”) to include nationally recognized name-brand carriers along with nationwide call center and digital insurance agencies. While still in its early stages of development, the results of this initiative can best be measured by the amount of new premiums written compared to total premiums written, which includes renewals from our historical independent network. The table below shows new business and total business written by distribution channel for our homeowners and dwelling fire components of personal lines.

	Three months ended		Six months ended
	June 30, 2019		June 30, 2019
Direct Written Pemiums	Amount	Percent	Amount	Percent
	($ in thousands)
New Business
Core Independent	$6,133	55.0%	$11,755	60.8%
Expansion Independent	4,097	36.7%	6,369	32.9%
Alternative Distribution through Cosi	929	8.3%	1,206	6.2%
Total	$11,159	100.0%	$19,330	100.0%

New and Renewal Business
Core Independent	$30,746	80.9%	$57,281	84.2%
Expansion Independent	6,272	16.5%	9,492	14.0%
Alternative Distribution through Cosi	964	2.5%	1,243	1.8%
Total	$37,982	100.0%	$68,016	100.0%
  (Percent components may not sum to totals due to rounding)

For the three months ended June 30, 2019, Alternative Distribution made up 8.3% of direct written premiums for new business and 2.5% of direct written premiums for new and renewal business combined. For the six months ended June 30, 2019, Alternative Distribution made up 6.2% of direct written premiums for new business and 1.8% of direct written premiums for new and renewal business combined.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information, including our past history, industry standards, the current economic environment, and other factors, in forming its estimates and judgments for certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. Application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of similar companies.

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

Outlook

Although second quarter results were disappointing due to poor performance from our commercial lines business and a higher impact from weather related catastrophe events, we were pleased with our continuing year over year growth. We anticipate the continued growth of our alternate distribution channel and the launch of our Maine homeowners product during the fourth quarter of 2019, which will add to our geographically distributed footprint in the Northeast.

Due to uncertainties related to the run-off of our commercial lines business as discussed above, we are withdrawing our combined ratio guidance.

Consolidated Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$82,310	$68,390	$13,920	20.4%
Assumed written premiums	-	1	(1)	na %
	82,310	68,391	13,919	20.4%
Ceded written premiums
Ceded to quota share treaties (1)	5,963	9,610	$(3,647)	(38.0)%
Ceded to excess of loss treaties	833	596	237	39.8%
Ceded to catastrophe treaties	8,532	6,520	2,012	30.9%
Total ceded written premiums	15,328	16,726	(1,398)	(8.4)%

Net written premiums	66,982	51,665	15,317	29.6%

Change in unearned premiums
Direct and assumed	(6,456)	(5,492)	(964)	17.6%
Ceded to quota share treaties	271	769	(498)	(64.8)%
Change in net unearned premiums	(6,185)	(4,723)	(1,462)	31.0%

Premiums earned
Direct and assumed	75,854	62,898	12,956	20.6%
Ceded to reinsurance treaties	(15,057)	(15,956)	899	(5.6)%
Net premiums earned	60,797	46,942	13,855	29.5%
Ceding commission revenue
Excluding the effect of catastrophes	1,953	3,845	(1,892)	(49.2)%
Effect of catastrophes	-	(459)	459	n/a%
Total ceding commission revenue	1,953	3,386	(1,433)	(42.3)%
Net investment income	3,343	2,941	402	13.7%
Net gains (losses) on investments	2,714	(630)	3,344	(530.8)%
Other income	696	609	87	14.3%
Total revenues	69,503	53,248	16,255	30.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	46,164	25,898	20,266	78.3%
Losses from catastrophes (2)	7,264	10,561	(3,297)	(31.2)%
Total direct and assumed loss and loss adjustment expenses	53,428	36,459	16,969	46.5%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,859	3,186	2,673	83.9%
Losses from catastrophes (2)	763	4,831	(4,068)	(84.2)%
Total ceded loss and loss adjustment expenses	6,622	8,017	(1,395)	(17.4)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	40,305	22,712	17,593	77.5%
Losses from catastrophes (2)	6,501	5,730	771	13.5%
Net loss and loss adjustment expenses	46,806	28,442	18,364	64.6%

Commission expense	14,153	11,817	2,336	19.8%
Other underwriting expenses	11,552	10,107	1,445	14.3%
Other operating expenses	2,069	1,091	978	89.6%
Depreciation and amortization	1,230	834	396	47.5%
Interest expense	913	909	4	0.4%
Total expenses	76,723	53,200	23,523	44.2%

(Loss) income before taxes	(7,220)	48	(7,268)	(15,141.7)%
Income tax (benefit) expense	(1,524)	9	(1,533)	(17,033.3)%
Net (loss) income	$(5,696)	$39	$(5,735)	(14,705.1)%

(1)
Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10% (the “2018 cut-off”).

(2)
The six months ended June 30, 2019 and 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2019	2018	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	77.0%	60.6%	16.4	27.1%
Net underwriting expense ratio	38.0%	38.2%	(0.2)	(0.5)%
Net combined ratio	115.0%	98.8%	16.2	16.4%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2019 (“Six Months 2019”) were $82,310,000 compared to $68,390,000 during the six months ended June 30, 2018 (“Six Months 2018”). The increase of $13,920,000, or 20.4%, was primarily due to an increase in policies in-force during Six Months 2019 as compared to Six Months 2018. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.8% as of June 30, 2019 compared to June 30, 2018.

In 2017, we started writing homeowners’ policies in New Jersey and Rhode Island. We began writing homeowners policies in Massachusetts in 2018 and Connecticut in March of 2019. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $9,529,000 in Six Months 2019 compared to $3,064,000 in Six Months 2018.

Net Written Premiums and Net Premiums Earned

The following table describes the quota share reinsurance ceding rates in effect during Six Months 2019 and Six Months 2018, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Six months ended June 30,
	2019	2018
	("2017/2019 Treaty")	("2017/2019 Treaty")

Quota share reinsurance rates
Personal lines	10%(1)	20%(1)

(1)
2017/2019 Treaty is a two-year treaty, quota share reinsurance rate was reduced to 10% effective July 1, 2018.

See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2019, 2018 and 2017.

Net written premiums increased $15,317,000, or 29.6%, to $66,982,000 in Six Months 2019 from $51,665,000 in Six Months 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business was subject to a quota share treaty through June 30, 2019, which is now in run off. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reductions of our personal lines quota share reinsurance rate from 20% to 10% on July 1, 2018.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2019, our ceded excess of loss reinsurance premiums increased by $237,000 over the comparable ceded premiums for Six Months 2018. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Six Months 2019, our premiums ceded under catastrophe treaties increased by $2,012,000 over the comparable ceded premiums in Six Months 2018. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Six Months 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $13,855,000, or 29.5%, to $60,797,000 in Six Months 2019 from $46,942,000 in Six Months 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2018, as a result of the reduction of the quota share reinsurance rate.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Six Months 2019 and Six Months 2018. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Six months ended
	June 30, 2019
	2019	2018
	("2017/2019 Treaty")	("2017/2019 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$2,681	$4,213	$(1,532)	(36.4)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(728)	(368)	(360)	97.8%
Effect of catastrophes on ceding commissions earned	-	(459)	459	n/a
Contingent ceding commissions earned	(728)	(827)	99	(12.0)%

Total ceding commission revenue	$1,953	$3,386	$(1,433)	(42.3)%

Ceding commission revenue was $1,953,000 in Six Months 2019 compared to $3,386,000 in Six Months 2018. The decrease of $1,433,000, or 42.3%, was due to a decrease in provisional ceding commissions earned, partially offset by an increase in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $1,532,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018. Thus there were fewer ceded premiums in Six Months 2019 available to earn ceding commissions than there were in Six Months 2018. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we receive under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Six Months 2018, catastrophe losses of $1,433,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio, accordingly, in 2019, catastrophe losses of $763,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2018.

Net Investment Income

Net investment income was $3,343,000 in Six Months 2019 compared to $2,941,000 in Six Months 2018. The increase of $402,000, or 13.7%, was due to an increase in average invested assets in 2019. The average yield on invested assets was 3.64% as of June 30, 2019 compared to 3.74% as of June 30, 2018. The pre-tax equivalent yield on invested assets was 3.43% and 3.41% as of June 30, 2019 and 2018, respectively.

Cash and invested assets were $212,130,000 as of June 30, 2019 compared to $186,310,000 as of June 30, 2018. The $25,820,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2018.

Net Gains and Losses on Investments

Net gains on investments were $2,714,000 in Six Months 2019 compared to a net loss of $630,000 in Six Months 2018. Unrealized gains on our equity securities and other investments in Six Months 2019 were $2,713,000, compared to an unrealized loss of $310,000 in Six Months 2018. Realized gains on sales of investments were $1,000 in Six Months 2019 compared to realized losses of $320,000 in Six Months 2018.

Other Income

Other income was $696,000 in Six Months 2019 compared to $609,000 in Six Months 2018. The increase of $87,000, or 14.3%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $46,806,000 in Six Months 2019 compared to $28,442,000 in Six Months 2018. The net loss ratio was 77.0% in Six Months 2019 compared to 60.6% in Six Months 2018, an increase of 16.4 percentage points.

The following graphs summarize the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

During the Six Months 2019, the loss ratio was elevated due to three factors. First, there was a higher than normal level of catastrophe loss activity, primarily related to a single large freeze event in Mid-January with a $4.3 million impact. In total, there are five PCS catastrophe events affecting KICO in 2019 with a net impact of $6.5 million, or 10.7 points on the loss ratio. This compares to a 12.2 point impact from six catastrophe events for the same period in 2018, or a 1.5 point reduction in the impact of catastrophe losses. Although catastrophe activity has had a slightly lower impact on the loss ratio in 2019, it was still well above the 10-year average impact through the first Six Months.

A second major impact on the loss ratio was reserve strengthening for prior years of $6.1 million, which had a 10.0 point impact on the loss ratio. This compares to 0.5 points of prior year development in Six Months 2018, or an increase of 9.5 points in the impact of prior year loss development. During the early part of 2019 it was determined that significant case reserve strengthening was required for older liability claims, particularly from commercial lines business. This in turn led to our decision to cease writing commercial lines policies in July 2019. Of the prior year reserve strengthening through Six Months 2019, 72% is related to commercial lines liability business. This has significantly increased the ultimate loss ratio projections for commercial lines liability business in accident years 2014 and forward, and leads to the conclusion that the business is no longer profitable. Excluding commercial lines, prior year development for the Six Months 2019 was 3.1 points, compared to 2.0 points of adverse prior year development for the Six Months 2018.

Finally, the underlying loss ratio excluding the impact of catastrophes and prior year development was 56.3% for the Six Months 2019, an increase of 8.4 points from the 47.9% underlying loss ratio recorded for Six Months 2018.  The underlying loss ratio increased compared to Six Months 2018 due to continued increases in average claim severity for non-weather water damage property claims. In addition, the underlying loss ratio for the Six Months 2019 is affected by increased loss ratio expectations for commercial lines as a result of increases in our prior year loss ratio estimates for that business as noted above. Excluding commercial lines, the underlying loss ratio excluding the impact of catastrophes and prior year development for the Six Months 2019 was 53.1%, an increase of 6.7 points from the 46.4% underlying loss ratio recorded for the Six Months 2018. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $14,153,000 in Six Months 2019 or 18.7% of direct earned premiums. Commission expense was $11,817,000 in Six Months 2018 or 18.8% of direct earned premiums. The increase of $2,336,000 is primarily due to the increase in direct earned premiums for Six Months 2019 as compared to Six Months 2018.

Other Underwriting Expenses

Other underwriting expenses were $11,552,000 in Six Months 2019 compared to $10,107,000 in Six Months 2018. The increase of $1,445,000, or 14.3%, was primarily due to expenses related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. The 14.3 percentage point increase of other underwriting was less than the 20.4% increase in total direct written premiums.

Our largest component of other underwriting expenses is salaries and employment, which costs were $4,899,000 in Six Months 2019 compared to $4,522,000 in Six Months 2018. The increase of $377,000, or 8.3%, was less than the 20.4% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, as well as annual increases in salaries.

Our net underwriting expense ratio in Six Months 2019 was 38.0% compared to 38.2% in Six Months 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2019	2018	Point Change

Other underwriting expenses
Employment costs	8.1%	9.6%	(1.5)
Underwriting fees (inspections/data services)	2.4	2.5	(0.1)
Other expenses	8.6	9.3	(0.7)
Total other underwriting expenses	19.1	21.4	(2.3)

Ceding commission revenue
Provisional	(4.4)	(9.0)	4.6
Contingent	1.2	1.8	(0.6)
Total ceding commission revenue	(3.2)	(7.2)	4.0

Other income	(1.1)	(1.2)	0.1
Commission expense	23.2	25.2	(2.0)

Net underwriting expense ratio	38.0%	38.2%	(0.2)

The 2.3 percentage point decrease in our other underwriting expense ratio was driven by a decline of 1.5 percentage points from the impact of employment costs.

The overall 4.6 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions improved in nearly all categories, resulting in an overall 0.2 percentage point decrease in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,069,000 for Six Months 2019 compared to $1,091,000 for Six Months 2018. The increase in Six Months 2019 of $978,000, or 89.6%, was primarily due to increases in equity compensation and salaries. The increase in salary was due to the initial hiring of staff for Cosi and the increase in equity compensation was due to 2019 annual restricted stock awards to directors and executives. In addition, the increase was also due to an absence of change to accrued executive bonus compensation in Six Months 2019, compared to a decrease in Six Months 2018. Executive bonus compensation is accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Executive Chairman and current Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and the amount accrued through June 30, 2019 will only be paid if the three-year computation meets the required terms of profitability.

Depreciation and Amortization

Depreciation and amortization was $1,230,000 in Six Months 2019 compared to $834,000 in Six Months 2018. The increase of $396,000, or 47.5%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states and newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense for Six Months 2019 was $913,000 compared to $909,000 in Six Months 2018.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Six Months 2019 was $1,524,000, which resulted in an effective tax rate of 21.1%. Income tax expense in Six Months 2018 was $9,000, which resulted in an effective tax rate of 18.8%. Loss before taxes was $7,220,000 in Six Months 2019 compared to income before taxes of $48,000 in Six Months 2018.

Net Loss

Net loss was $5,696,000 in Six Months 2019 compared to net income of $39,000 in Six Months 2018. The increase in net loss of $5,735,000, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting and operating expenses, and depreciation and amortization, partially offset by the increase in our net premiums earned, net investment income, and net gains on investments.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$44,821	$36,864	$7,957	21.6%
Assumed written premiums	-	-	-	na%
	44,821	36,864	7,957	21.6%
Ceded written premiums
Ceded to quota share treaties	3,304	5,204	(1,900)	(36.5)%
Ceded to excess of loss treaties	429	307	122	39.7%
Ceded to catastrophe treaties	4,467	3,388	1,079	31.8%
Total ceded written premiums	8,200	8,899	(699)	(7.9)%

Net written premiums	36,621	27,965	8,656	31.0%

Change in unearned premiums
Direct and assumed	(5,828)	(4,485)	(1,343)	29.9%
Ceded to quota share treaties	408	625	(217)	(34.7)%
Change in net unearned premiums	(5,420)	(3,860)	(1,560)	40.4%

Premiums earned
Direct and assumed	38,993	32,379	6,614	20.4%
Ceded to reinsurance treaties	(7,792)	(8,274)	482	(5.8)%
Net premiums earned	31,201	24,105	7,096	29.4%
Ceding commission revenue
Excluding the effect of catastrophes	675	1,816	(1,141)	(62.8)%
Effect of catastrophes	-	(125)	125	na%
Total ceding commission revenue	675	1,691	(1,016)	(60.1)%
Net investment income	1,719	1,557	162	10.4%
Net gains (losses) on investments	679	(107)	786	(734.6)%
Other income	330	300	30	10.0%
Total revenues	34,604	27,546	7,058	25.6%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,521	13,357	6,164	46.1%
Losses from catastrophes (1)	1,637	224	1,413	630.8%
Total direct and assumed loss and loss adjustment expenses	21,158	13,581	7,577	55.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,287	2,365	922	39.0%
Losses from catastrophes (1)	199	40	159	397.5%
Total ceded loss and loss adjustment expenses	3,486	2,405	1,081	44.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,234	10,992	5,242	47.7%
Losses from catastrophes (1)	1,438	184	1,254	681.5%
Net loss and loss adjustment expenses	17,672	11,176	6,496	58.1%

Commission expense	7,300	6,017	1,283	21.3%
Other underwriting expenses	5,416	5,076	340	6.7%
Other operating expenses	1,097	844	253	30.0%
Depreciation and amortization	628	424	204	48.1%
Interest expense	456	452	4	0.9%
Total expenses	32,569	23,989	8,581	35.8%

Income before taxes	2,035	3,557	(1,522)	(42.8)%
Income tax expense	396	800	(404)	(50.5)%
Net income	$1,639	$2,757	$(1,118)	(40.6)%

The three months ended June 30, 2019 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2019	2018	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	56.6%	46.4%	10.2	22.0%
Net underwriting expense ratio	37.5%	37.8%	(0.3)	(0.8)%
Net combined ratio	94.1%	84.2%	9.9	11.8%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2019 (“Three Months 2019”) were $44,821,000 compared to $36,864,000 during the three months ended June 30, 2018 (“Three Months 2018”). The increase of $7,957,000, or 21.6%, was primarily due to an increase in policies in-force during 2019 as compared to 2018 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 18.8% as of June 30, 2019 compared to June 30, 2018.

In 2017, we started writing homeowners’ policies in New Jersey and Rhode Island. We began writing homeowners policies in Massachusetts in 2018 and Connecticut in March of 2019. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $6,297,000 in Three Months 2019, compared to $2,167,000 in Three Months 2018.

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
See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2019, 2018 and 2017.

Net written premiums increased $8,656,000, or 31.0%, to $36,621,000 in Three Months 2019 from $27,965,000 in Three Months 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business was currently subject to a quota share treaty through June 30, 2019, now in run off. A reduction to the quota share percentage or elimination of a quota share treaty will reduce our ceded written premiums, which will result in a corresponding increase to our net written premiums. The increase in net written premiums is due to growth and the reduction of our personal lines quota share reinsurance rate from 20% to 10% on July 1, 2018.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In Three Months 2019, our ceded excess of loss reinsurance premiums increased by $122,000 over the comparable ceded premiums for Three Months 2018. The increase is due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaty provided that reinsurance rates are stable or are increasing. In Three Months 2019, our premiums ceded under catastrophe treaties increased by $1,079,000 over the comparable ceded premiums for Three Months 2018. The increase was due to an increase in our catastrophe coverage and an increase in premiums subject to catastrophe reinsurance, partially offset by more favorable reinsurance rates in Three Months 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $7,096,000, or 29.4%, to $31,201,000 in Three Months 2019 from $24,105,000 in Three Months 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective July 1, 2018, as a result of the reduction of the quota share percentage in our personal lines quota share treaty.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Three Months 2019 and Three Months 2018. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	June 30,
	2019	2018
	("2017/2019 Treaty")	("2017/2019 Treaty")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	53%

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$1,363	$2,146	$(783)	(36.5)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(688)	(330)	(358)	108.5%
Effect of catastrophes on ceding commissions earned	-	(125)	125	n/a
Contingent ceding commissions earned	(688)	(455)	(233)	51.2%

Total ceding commission revenue	$675	$1,691	$(1,016)	(60.1)%

Ceding commission revenue was $675,000 in Three Months 2019 compared to $1,691,000 in Three Months 2018. The decrease of $1,016,000, or 60.1%, was due to a decrease in provisional ceding commissions earned as well as a decrease in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to us making the decision to retain more of our profitable business (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $783,000 decrease in provisional ceding commissions earned is primarily due to the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018. Thus there were fewer ceded premiums in Three Months 2019 available to earn ceding commissions than there were in Three Months 2018. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we receive under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under our current “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In 2018, catastrophe losses of $1,433,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a negative adjustment or reduction to the contingent ceding commissions of $125,000 relative to what would have been earned had the catastrophe losses not occurred. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio, accordingly, in 2019, catastrophe losses of $763,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for changes to our personal lines quota share treaty effective July 1, 2019, 2018 and 2017.

Net Investment Income

Net investment income was $1,719,000 in Three Months 2019 compared to $1,557,000 in Three Months 2018. The increase of $162,000, or 10.4%, was due to an increase in average invested assets in Three Months 2019. The average yield on invested assets was 3.64% as of June 30, 2019 compared to 3.74% as of June 30, 2018. The pre-tax equivalent yield on invested assets was 3.43% and 3.41% as of June 30, 2019 and 2018, respectively.

Cash and invested assets were $212,130,000 as of June 30, 2019, compared to $186,310,000 as of June 30, 2018. The $25,820,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the period after June 30, 2018.

Net Gains and Losses on Investments

Net gains on investments were $679,000 in Three Months 2019 compared to a net loss of $107,000 in Three Months 2018. Unrealized gains on our equity securities and other investments in Three Months 2019 were $628,000, compared to an unrealized loss of $30,000 in Three Months 2018. Realized gains on sales of investments was $50,000 in Three Months 2019 compared to realized losses of $76,000 in Three Months 2018.

Other Income

Other income was $330,000 in Three Months 2019 compared to $300,000 in Three Months 2018. The increase of $30,000, or 10.0%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $17,672,000 in Three Months 2019 compared to $11,176,000 in Three Months 2018. The net loss ratio was 56.6% in Three Months 2019 compared to 46.4% in Three Months 2018, an increase of 10.2 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

  (Components may not sum to totals due to rounding)

During Three Months 2019, the net loss ratio increased compared to Three Months 2018 for several reasons. First, a continued evaluation of reserve levels resulted in an additional $1.6 million of prior year development in the quarter, impacting the quarterly loss ratio by 5.0 points. This compared to 1.4 points of unfavorable prior year loss development in Three Months 2018, or an increase in the impact of prior year development of 3.6 points. Prior year loss development for the quarter was primarily related to additional case reserve strengthening on older commercial lines liability claims, impacting our assessment of ultimate loss ratios for that line. Excluding commercial lines, the impact of prior year development in Three Months 2019 was 1.8 points, compared to 2.5 points of prior year development in Three months 2018, or a decrease in the impact of prior year development of 0.7 points. In addition to the impact from prior year development, there was a 4.6 point impact from catastrophes recorded during Three Months 2019, compared to a 0.8 point impact for Three Months 2018, or a 3.8 point increase in the impact of catastrophes. The catastrophe impact for Three Months 2019 was unusually high for a Second Quarter, and was mostly driven by a strong wind event on the last day of June affecting a small area across central Long Island where we have significant personal lines market share. This event resulted in over 150 reported claims and estimated net ultimate losses of $836,000. Finally, the underlying loss ratio excluding the impact of catastrophes and prior year development was 47.1% in Three Months 2019, compared to 44.2% in Three Months 2018, an increase of 2.9 points. The underlying loss ratio increased primarily due to the significantly higher commercial lines loss ratio expectation for the current accident year resulting from prior year reserve strengthening noted above. Excluding commercial lines, the underlying loss ratio excluding the impact of catastrophes and prior year development was 43.5% in Three Months 2019, compared to 46.8% in Three Months 2018, or an improvement of 3.3 points. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $7,300,000 in Three Months 2019 or 18.7% of direct earned premiums. Commission expense was $6,017,000 in Three Months 2018 or 18.6% of direct earned premiums. The increase of $1,283,000 is due to the increase in direct earned premiums in Three Months 2019 as compared to Three Months 2018.

Other Underwriting Expenses

Other underwriting expenses were $5,416,000 in Three Months 2019 compared to $5,076,000 in Three Months 2018. The increase of $340,000, or 6.7%, was primarily due to expenses related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. The 6.7 percentage point increase of other underwriting expenses was less than the 21.6% increase in total direct written premiums.

Our net underwriting expense ratio in Three Months 2019 was 37.5% compared to 37.8% in Three Months 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2019	2018	Point Change

Other underwriting expenses
Employment costs	7.5%	9.7%	(2.2)
Underwriting fees (inspections/data services)	4.8	4.8	-
Other expenses	5.1	6.5	(1.4)
Total other underwriting expenses	17.4	21.0	(3.6)

Ceding commission revenue
Provisional	(4.4)	(8.9)	4.5
Contingent	2.2	1.9	0.3
Total ceding commission revenue	(2.2)	(7.0)	4.8

Other income	(1.1)	(1.2)	0.1
Commission expense	23.4	25.0	(1.6)

Net underwriting expense ratio	37.5%	37.8%	(0.3)

The 3.6 percentage point decrease in our other underwriting expense ratio was driven by a decline of 2.2 percentage points from the impact of employment costs.

The overall 4.5 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions improved in nearly all categories, resulting in an overall 0.3 percentage point decrease in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,097,000 for Three Months 2019 compared to $844,000 for Three Months 2018. The increase in Three Months 2019 of 253,000, or 30.0%, was primarily due to increases in equity compensation and salaries. The increase in salary was due to the initial hiring of staff for Cosi and the increase in equity compensation was due to 2019 annual restricted stock awards to directors and executives. The increase in salaries and equity compensation was partially offset by a decrease in accrued executive bonus compensation. Executive bonus compensation is accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Executive Chairman and current Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and the amount accrued through June 30, 2019 will only be paid if the three-year computation meets the required terms of profitability.

Depreciation and Amortization

Depreciation and amortization was $628,000 in Three Months 2019 compared to $424,000 in Three Months 2018. The increase of $204,000, or 48.1%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Three Months 2019 was $456,000 and $452,000 in Three Months 2018.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Three Months 2019 was $396,000, which resulted in an effective tax rate of 19.5%. Income tax expense in Three Months 2018 was $800,000, which resulted in an effective tax rate of 22.5%. Income before taxes was $2,035,000 in Three Months 2019 compared to income before taxes of $3,557,000 in Three Months 2018.

Net Income

Net income was $1,639,000 in Three Months 2019 compared to net income of $2,757,000 in Three Months 2018. The decrease in net income of $1,118,000, or 40.6%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and gains on investments.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross premiums written:
Personal lines	$38,047,987	$29,652,128	$68,146,956	$54,477,580
Livery physical damage	2,878,749	2,424,499	5,608,835	4,778,569
Other(1)	61,806	56,093	134,877	116,799
Total without commercial lines	40,988,542	32,132,720	73,890,668	59,372,948
Commercial lines (in run-off effective July 2019)(2)	3,832,848	4,731,445	8,419,236	9,017,836
Total gross premiums written	$44,821,390	$36,864,165	$82,309,904	$68,390,784

Net premiums written:
Personal lines(3)	$30,340,230	$21,219,892	$53,844,093	$38,663,803
Livery physical damage	2,878,749	2,422,499	5,608,835	4,778,569
Other(1)	55,984	48,228	122,280	96,260
Total without commercial lines	33,274,963	23,690,619	59,575,208	43,538,632
Commercial lines (in run-off effective July 2019)(2)	3,346,540	4,274,058	7,406,901	8,126,429
Total net premiums written	$36,621,503	$27,964,676	$66,982,109	$51,665,060

Net premiums earned:
Personal lines(3)	$24,828,974	$18,231,382	$48,249,848	$35,271,638
Livery physical damage	2,620,857	2,401,376	5,138,539	4,922,060
Other(1)	59,404	48,144	117,421	94,851
Total without commercial lines	27,509,235	20,680,902	53,505,808	40,288,549
Commercial lines (in run-off effective July 2019)(2)	3,692,044	3,423,712	7,291,360	6,653,682
Total net premiums earned	$31,201,279	$24,104,614	$60,797,168	$46,942,231

Net loss and loss adjustment expenses(4):
Personal lines	$11,874,563	$8,482,526	$32,277,107	$21,443,732
Livery physical damage	1,203,457	1,101,715	2,420,760	2,265,796
Other(1)	176,061	318,304	326,565	376,978
Unallocated loss adjustment expenses	651,142	472,876	1,345,792	1,105,647
Total without commercial lines	13,905,223	10,375,421	36,370,224	25,192,153
Commercial lines (in run-off effective July 2019)(2)	3,767,085	800,664	10,436,308	3,250,262
Total net loss and loss adjustment expenses	$17,672,308	$11,176,085	$46,806,532	$28,442,415

Net loss ratio(4):
Personal lines	47.8%	46.5%	66.9%	60.8%
Livery physical damage	45.9%	45.9%	47.1%	46.0%
Other(1)	296.4%	661.2%	278.1%	397.4%
Total without commercial lines	50.5%	50.2%	68.0%	62.5%

Commercial lines (in run-off effective July 2019)(2)	102.0%	23.4%	143.1%	48.8%
Total	56.6%	46.4%	77.0%	60.6%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
In July 2019, the Company decided that it will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2018 and 2017.
(4)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in 2019 and 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues
Net premiums earned	$31,201,279	$24,104,614	$60,797,168	$46,942,231
Ceding commission revenue	675,695	1,691,168	1,953,378	3,386,326
Net investment income	1,697,492	1,531,163	3,297,424	2,915,152
Net gains (losses) on investments	663,586	(106,234)	2,657,149	(629,361)
Other income	336,854	292,566	651,592	584,788
Total revenues	34,574,906	27,513,277	69,356,711	53,199,136

Expenses
Loss and loss adjustment expenses	17,672,308	11,176,085	46,806,532	28,442,415
Commission expense	7,299,173	6,017,189	14,152,589	11,817,137
Other underwriting expenses	5,416,449	5,075,986	11,552,440	10,107,489
Depreciation and amortization	603,690	424,161	1,182,043	833,592
Total expenses	30,991,620	22,693,421	73,693,604	51,200,633

Income from operations	3,583,286	4,819,856	(4,336,893)	1,998,503
Income tax expense (benefit)	745,041	987,926	(957,930)	377,646
Net income (loss)	$2,838,245	$3,831,930	$(3,378,963)	$1,620,857

Key Measures:
Net loss ratio	56.6%	46.4%	77.0%	60.6%
Net underwriting expense ratio	37.5%	37.8%	38.0%	38.2%
Net combined ratio	94.1%	84.2%	115.0%	98.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$12,715,622	$11,093,175	$25,705,029	$21,924,626
Less: Ceding commission revenue	(675,695)	(1,691,168)	(1,953,378)	(3,386,326)
Less: Other income	(336,854)	(292,566)	(651,592)	(584,788)
Net underwriting expenses	$11,703,073	$9,109,441	$23,100,059	$17,953,512

Net premiums earned	$31,201,279	$24,104,614	$60,797,168	$46,942,231

Net Underwriting Expense Ratio	37.5%	37.8%	38.0%	38.2%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2019
Written premiums	$82,309,827	$77	$(15,327,796)	$66,982,108
Change in unearned premiums	(6,456,216)	202	271,074	(6,184,940)
Earned premiums	$75,853,611	$279	$(15,056,722)	$60,797,168

Loss and loss adjustment expenses exluding
the effect of catastrophes	$46,166,574	$(2,081)	$(5,858,517)	$40,305,976
Catastrophe loss	7,263,727	-	(763,171)	6,500,556
Loss and loss adjustment expenses	$53,430,301	$(2,081)	$(6,621,688)	$46,806,532

Loss ratio excluding the effect of catastrophes	60.9%	-745.9%	38.9%	66.3%
Catastrophe loss	9.6%	0.0%	5.1%	10.7%
Loss ratio	70.5%	-745.9%	44.0%	77.0%

Six months ended June 30, 2018
Written premiums	$68,389,960	$824	$(16,725,724)	$51,665,060
Change in unearned premiums	(5,495,329)	3,064	769,436	(4,722,829)
Earned premiums	$62,894,631	$3,888	$(15,956,288)	$46,942,231

Loss and loss adjustment expenses exluding
the effect of catastrophes	$25,875,115	$22,933	$(3,186,030)	$22,712,018
Catastrophe loss	10,561,389	-	(4,830,992)	5,730,397
Loss and loss adjustment expenses	$36,436,504	$22,933	$(8,017,022)	$28,442,415

Loss ratio excluding the effect of catastrophes	41.1%	589.8%	20.0%	48.4%
Catastrophe loss	16.8%	0.0%	30.2%	12.2%
Loss ratio	57.9%	589.8%	50.2%	60.6%

Three months ended June 30, 2019
Written premiums	$44,821,279	$111	$(8,199,887)	$36,621,503
Change in unearned premiums	(5,828,149)	7	407,918	(5,420,224)
Earned premiums	$38,993,130	$118	$(7,791,969)	$31,201,279

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,520,797	$921	$(3,286,770)	$16,234,948
Catastrophe loss	1,636,384	-	(199,024)	1,437,360
Loss and loss adjustment expenses	$21,157,181	$921	$(3,485,794)	$17,672,308

Loss ratio excluding the effect of catastrophes	50.1%	780.5%	42.2%	52.0%
Catastrophe loss	4.2%	0.0%	2.5%	4.6%
Loss ratio	54.3%	780.5%	44.7%	56.6%

Three months ended June 30, 2018
Written premiums	$36,863,677	$488	$(8,899,489)	$27,964,676
Change in unearned premiums	(4,486,460)	1,163	625,235	(3,860,062)
Earned premiums	$32,377,217	$1,651	$(8,274,254)	$24,104,614

Loss and loss adjustment expenses exluding
the effect of catastrophes	$13,355,874	$1,518	$(2,364,854)	$10,992,538
Catastrophe loss	223,659	-	(40,112)	183,547
Loss and loss adjustment expenses	$13,579,533	$1,518	$(2,404,966)	$11,176,085

Loss ratio excluding the effect of catastrophes	41.3%	91.9%	28.6%	45.6%
Catastrophe loss	0.6%	0.0%	0.5%	0.8%
Loss ratio	41.9%	91.9%	29.1%	46.4%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net premiums earned	$31,201,279	$24,104,614	$60,797,168	$46,942,231
Ceding commission revenue	675,695	1,691,168	1,953,378	3,386,326
Other income	336,854	292,566	651,592	584,788

Loss and loss adjustment expenses (1)	17,672,308	11,176,085	46,806,532	28,442,415

Acquistion costs and other underwriting expenses:
Commission expense	7,299,173	6,017,189	14,152,589	11,817,137
Other underwriting expenses	5,416,449	5,075,986	11,552,440	10,107,489
Total acquistion costs and other
underwriting expenses	12,715,622	11,093,175	25,705,029	21,924,626

Underwriting income	$1,825,898	$3,819,088	$(9,109,423)	$546,304

Key Measures:
Net loss ratio excluding the effect of catastrophes	52.0%	45.6%	66.3%	48.4%
Effect of catastrophe loss on net loss ratio (1)	4.6%	0.8%	10.7%	12.2%
Net loss ratio	56.6%	46.4%	77.0%	60.6%

Net underwriting expense ratio excluding the
effect of catastrophes	37.5%	37.3%	38.0%	37.4%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.5%	0.0%	0.8%
Net underwriting expense ratio	37.5%	37.8%	38.0%	38.2%

Net combined ratio excluding the effect
of catastrophes	89.5%	82.9%	104.3%	85.8%
Effect of catastrophe loss on net combined
ratio (1) (2)	4.6%	1.3%	10.7%	13.0%
Net combined ratio	94.1%	84.2%	115.0%	98.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$12,715,622	$11,093,175	$25,705,029	$21,924,626
Less: Ceding commission revenue (2)	(675,695)	(1,691,168)	(1,953,378)	(3,386,326)
Less: Other income	(336,854)	(292,566)	(651,592)	(584,788)
	$11,703,073	$9,109,441	$23,100,059	$17,953,512

Net earned premium	$31,201,279	$24,104,614	$60,797,168	$46,942,231

Net Underwriting Expense Ratio	37.5%	37.8%	38.0%	38.2%

(1)
For the three months ended June 30, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $1,437,360 and $183,547, respectively. For the six months ended June 30, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $6,500,556 and $5,730,397, respectively.
(2)
For the three months ended June 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the effect of reduced contingent ceding commission revenue by $124,929 and does not include the indirect effects of a $135,674 decrease in other underwriting expenses. For the six months ended June 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $164,931 decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,236,255	$142,388	$-	$(1,557)	$8,377,086	5.1%

Political subdivisions of States,
Territories and Possessions	5,675,418	167,952	-	(309)	5,843,061	3.6%

Corporate and other bonds
Industrial and miscellaneous	126,095,235	4,106,946	(14,450)	(84,187)	130,103,544	79.1%

Residential mortgage and other
asset backed securities (1)	20,078,720	317,871	(8,750)	(376,663)	20,011,178	12.2%
Total fixed-maturity securities	$160,085,628	$4,735,157	$(23,200)	$(462,716)	$164,334,869	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHBLNY credit line. As of June 30, 2019, the estimated fair value of the eligible investments was approximately $5,354,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2019, there was no outstanding balance on the FHLBNY credit line.

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

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$9,445,572	$175,517	$(58,389)	$9,562,700	42.1%
Common stocks and exchange
traded mutual funds	12,809,216	1,045,871	(678,837)	13,176,250	57.9%
Total	$22,254,788	$1,221,388	$(737,226)	$22,738,950	100.0%

	December 31, 2018
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956	37.1%
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660	62.9%
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616	100.0%

Other Investments

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross unrealized gains and losses of our other investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$336,493	$2,335,874	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$336,493	$2,335,874	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,528	$150,495	$-	$-	$880,023	21.4%

Political subdivisions of States,
Territories and Possessions	998,715	51,025	-	-	1,049,740	25.5%

Corporate and other bonds
Industrial and miscellaneous	2,096,377	90,357	-	(2,425)	2,184,309	53.1%

Total	$3,824,620	$291,877	$-	$(2,425)	$4,114,072	100.0%

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	19.7%

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	23.3%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	57.0%

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2019 and December 31, 2018 is shown below:

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,598,323	2,705,549	2,996,685	3,036,531
Five to ten years	619,780	654,484	619,663	635,846
More than 10 years	606,517	754,039	606,507	754,039
Total	$3,824,620	$4,114,072	$4,222,855	$4,426,416

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2019 and December 31, 2018 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2019		December 31, 2018
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$8,377,087	5.1%	$8,220,381	5.4%

Corporate and municipal bonds
AAA	979,910	0.6%	979,123	0.6%
AA	7,912,126	4.8%	8,350,910	5.5%
A	36,974,182	22.5%	27,665,961	18.2%
BBB	90,080,386	54.8%	85,095,907	56.1%
Total corporate and municipal bonds	135,946,604	82.7%	122,091,901	80.4%

Residential mortgage backed securities
AAA	1,000,116	0.6%	999,640	0.7%
AA	12,173,460	7.4%	12,743,906	8.5%
A	4,044,159	2.5%	4,777,356	3.1%
CCC	1,325,387	0.8%	1,440,825	0.9%
CC	96,433	0.1%	109,648	0.1%
C	22,077	0.0%	24,050	0.0%
D	358,341	0.2%	390,542	0.3%
Non rated	991,205	0.6%	979,267	0.6%
Total residential mortgage backed securities	20,011,178	12.2%	21,465,234	14.2%

Total	$164,334,869	100.0%	$151,777,516	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2019 and December 31, 2018:

Category	June 30, 2019	December 31, 2018
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.01%	2.20%

Political subdivisions of States,
Territories and Possessions	3.49%	3.62%

Corporate and other bonds
Industrial and miscellaneous	3.81%	4.11%

Residential mortgage and other asset backed securities	1.59%	1.94%

Total	3.47%	3.68%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Weighted average effective maturity	4.9	5.6

Weighted average final maturity	6.5	6.9

Effective duration	4.2	4.6

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2019 and December 31, 2018, 84% and 81%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$1,992,340	$(1,557)	1	$1,992,340	$(1,557)

Political subdivisions of
States, Territories and
Possessions	-	-	-	302,880	(309)	1	302,880	(309)

Corporate and other
bonds industrial and
miscellaneous	1,959,040	(14,450)	4	11,608,094	(84,187)	18	13,567,134	(98,637)

Residential mortgage and other
asset backed securities	591,845	(8,750)	1	15,983,171	(376,663)	24	16,575,016	(385,413)

Total fixed-maturity
securities	$2,550,885	$(23,200)	5	$29,886,485	$(462,716)	44	$32,437,370	$(485,916)

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 49 securities at June 30, 2019 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 156 securities at December 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the six months ended June 30, 2019, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2019, KICO paid dividends of $4,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our consolidated financial statements –Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of March 31, 2019 and are due and payable within one year of borrowing. The maximum allowable advance as of June 30, 2019, based on the net admitted assets as of March 31, 2019, was approximately $11,060,000. Advances are limited to 90% of the amount of available collateral, which was approximately $4,819,000 as of June 30, 2019. There were no borrowings under this facility during the six months ended June 30, 2019.

 As of June 30, 2019, invested assets and cash in our holding company totaled approximately $1,771,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2019	2018

Cash flows provided by (used in):
Operating activities	$10,800,684	$5,953,098
Investing activities	(10,790,645)	(31,955,368)
Financing activities	(2,252,637)	(2,991,392)
Net decrease in cash and cash equivalents	(2,242,598)	(28,993,662)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$18,895,805	$19,387,971

Net cash provided by operating activities was $10,801,000 in 2019 as compared to $5,953,000 provided in 2018. The $4,848,000 increase in cash flows provided by operating activities in 2019 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by a decrease in net income (adjusted for non-cash items) of $9,573,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $10,791,000 in 2019 compared to $31,955,000 used in 2018. The $21,164,000 decrease in net cash used in investing activities was the result of a $34,198,000 decrease in acquisitions of invested assets, partially offset by a $12,028,000 decrease in sales or maturities of invested assets and a $718,000 increase in fixed asset acquisitions in 2019.

Net cash used in financing activities was $2,253,000 in 2019 compared to $2,991,000 used in 2018. The $738,000 decrease in net cash used in financing activities was primarily attributable to the purchase of $540,000 in treasury stock in 2018 and none in 2019.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaties in effect for the six months ended June 30, 2019 and 2018 for our personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017-2019 Treaty”). The treaty in effect for the six months ended June 30, 2019 is covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”) and the treaty in effect for the six months ended June 30, 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”).

In August 2018, we terminated our contract with one of the reinsurers that was a party to the 2017/2019 Treaty. This termination was retroactive to July 1, 2018 and had the effect of reducing the quota share ceding rate to 10% under the 2018/2019 Treaty Year from 20% under the 2017/2018 Treaty Year.

Effective July 1, 2019, our 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to
Line of Busines	June 30, 2020	June 30, 2019	June 30, 2018

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	None	10%	20%
Risk retained	$ 1,000,000	$ 900,000	$ 800,000
Losses per occurrence subject to quota share reinsurance coverage	None	$ 1,000,000	$ 1,000,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$ 10,000,000	$ 9,000,000	$ 9,000,000
		in excess of	in excess of
		$ 1,000,000	$ 1,000,000
Total reinsurance coverage per occurrence	$ 9,000,000	$ 9,100,000	$ 9,200,000
Losses per occurrence subject to reinsurance coverage	$ 10,000,000	$ 10,000,000	$ 10,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2019

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$ 100,000	$ 100,000	$ 100,000
Total reinsurance coverage per occurrence	$ 4,900,000	$ 4,900,000	$ 4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$ 5,000,000	$ 5,000,000	$ 5,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$ 750,000	$ 750,000	$ 750,000
Excess of loss coverage above risk retained	$ 3,750,000	$ 3,750,000	$ 3,750,000
	in excess of	in excess of	in excess of
	$ 750,000	$ 750,000	$ 750,000
Total reinsurance coverage per occurrence	$ 3,750,000	$ 3,750,000	$ 3,750,000
Losses per occurrence subject to reinsurance coverage	$ 4,500,000	$ 4,500,000	$ 4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%	90%
Percent ceded - excess of $1,000,000 of coverage		100%	100%
Risk retained		$ 100,000	$ 100,000
Total reinsurance coverage per occurrence		$ 4,900,000	$ 4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$ 5,000,000	$ 5,000,000
Expiration date		June 30, 2019	June 30, 2018

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	None	$ 5,000,000	$ 5,000,000
Risk retained per catastrophe occurrence (2)	$ 7,500,000	$ 4,500,000	$ 4,000,000
Catastrophe loss coverage in excess of quota share coverage (3)	$ 602,500,000	$ 445,000,000	$ 315,000,000
Reinstatement premium protection (4)(5)(6)	Yes	Yes	Yes

(1)
For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)
Plus losses in excess of catastrophe coverage.
(3)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane, and cyclone.
(4)
Effective July 1, 2017, reinstatement premium protection for $145,000,000 of catastrophe coverage in excess of $5,000,000..
Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.

Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

The single maximum risks per occurrence to which the Company is subject under the treaties effective July 1, 2018 are as follows:

	July 1, 2018 - June 30, 2019		July 1, 2017 - June 30, 2018
Treaty	Range of Loss	Risk Retained	Range of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$900,000	Initial $1,000,000	$800,000
	$1,000,000 - $10,000,000	None(2)	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000	Initial $750,000	$750,000
	$750,000 - $4,500,000	None(3)	$750,000 - $4,500,000	None(3)
	Over $4,500,000	100%	Over $4,500,000	100%

Commercial Umbrella	Initial $1,000,000	$100,000	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%	Over $5,000,000	100%

Catastrophe (4)	Initial $5,000,000	$4,500,000	Initial $5,000,000	$4,000,000
	$5,000,000 - $450,000,000	None	$5,000,000 - $320,000,000	None
	Over $450,000,000	100%	Over $320,000,000	100%

(1)
Treaty for July 1, 2017 – June 30, 2018 and July 1, 2018 – June 30, 2019 is a two-year treaty with expiration date of June 30, 2019.
(2)
Covered by excess of loss treaties up to $3,500,000 and by facultative facility from $3,500,000 to $10,000,000.
(3)
Covered by excess of loss treaties.
(4)
Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts.

The single maximum risks per occurrence to which the Company is subject under the treaty years shown below are as follows:

	July 1, 2019 - June 30, 2020
Treaty	Extent of Loss	Risk Retained
Personal Lines (1)	Initial $1,000,000	$1,000,000
	$1,000,000 - $10,000,000	None(2)
	Over $10,000,000	100%

Personal Umbrella	Initial $1,000,000	$100,000
	$1,000,000 - $5,000,000	None
	Over $5,000,000	100%

Commercial Lines	Initial $750,000	$750,000
	$750,000 - $3,750,000	None(3)
	Over $4,500,000	100%

Catastrophe (4)	Initial $7,500,000	$7,500,000
	$7,500,000 - $610,000,000	None
	Over $610,000,000	100%

(1)
Personal lines quota share treaty was eliminated effective July 1, 2019. The 2017/2019 Treaty expired on a run-off basis.
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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors.  Plaintiff seeks, among other things, an undetermined amount of money damages. We believe the lawsuit to be without merit.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c) There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended June 30, 2019.

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

10(a)
Agreement and General Release, dated as of July 19, 2019, by and among Kingstone Companies, Inc., Kingstone Insurance Company and Dale A. Thatcher (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2019).

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

KINGSTONE COMPANIES, INC.

Dated: August 9, 2019	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: August 9, 2019	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer