Form 10-Q
period 2019-09-30
KINGSTONE COMPANIES, INC.
filed 2019-11-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(845) 802-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	KINS	Nasdaq Capital Market

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

As of November 12, 2019, there were 10,785,069 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2019 (Unaudited) and 2018 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2019 (Unaudited) and 2018 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (Unaudited) and 2018 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4 —	Controls and Procedures	66

PART II — OTHER INFORMATION		67
Item 1 —	Legal Proceedings	67
Item 1A —	Risk Factors	67
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3 —	Defaults Upon Senior Securities	67
Item 4 —	Mine Safety Disclosures	67
Item 5 —	Other Information	67
Item 6 —	Exhibits	67
Signatures

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

PART I. FINANCIAL INFORMATION

Item 1.                         Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,127,384 at September 30, 2019 and $4,426,416 at December 31, 2018)	$3,825,505	$4,222,855
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$160,601,004 at September 30, 2019 and $155,431,261 at December 31, 2018)	166,220,711	151,777,516
Equity securities, at fair value (cost of $22,070,565 at September 30, 2019 and
$18,305,986 at December 31, 2018)	23,499,199	16,572,616
Other investments	2,425,904	1,855,225
Total investments	195,971,319	174,428,212
Cash and cash equivalents	25,639,050	21,138,403
Premiums receivable, net	14,352,521	13,961,599
Reinsurance receivables, net	26,580,449	26,367,115
Deferred policy acquisition costs	20,491,568	17,907,737
Intangible assets, net	500,000	670,000
Property and equipment, net	7,582,210	6,056,929
Deferred income taxes, net	540,295	354,233
Other assets	6,762,909	5,867,850
Total assets	$298,420,321	$266,752,078

Liabilities
Loss and loss adjustment expense reserves	$77,409,423	$56,197,106
Unearned premiums	90,068,683	79,032,131
Advance premiums	3,737,491	2,107,629
Reinsurance balances payable	809,836	1,933,376
Deferred ceding commission revenue	1,828,872	2,686,677
Accounts payable, accrued expenses and other liabilities	8,403,012	6,819,231
Income taxes payable	-	15,035
Long-term debt, net	29,427,386	29,295,251
Total liabilities	211,684,703	178,086,436

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,811,011 shares at September 30, 2019 and 11,775,148 at December 31, 2018; outstanding
10,783,572 shares at September 30, 2019 and 10,747,709 shares at December 31, 2018	118,110	117,751
Capital in excess of par	68,755,776	67,763,940
Accumulated other comprehensive income (loss)	4,441,716	(2,884,313)
Retained earnings	16,132,568	26,380,816
	89,448,170	91,378,194
Treasury stock, at cost, 1,027,439 shares at September 30, 2019
and at December 31, 2018	(2,712,552)	(2,712,552)
Total stockholders' equity	86,735,618	88,665,642

Total liabilities and stockholders' equity	$298,420,321	$266,752,078
 ____________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Net premiums earned	$34,220,010	$27,533,907	$95,017,178	$74,476,138
Ceding commission revenue	1,029,582	1,044,529	2,982,960	4,430,855
Net investment income	1,856,553	1,602,371	5,200,034	4,543,226
Net gains (losses) on investments	998,162	352,025	3,712,180	(277,835)
Other income	495,696	353,077	1,191,569	961,581
Total revenues	38,600,003	30,885,909	108,103,921	84,133,965

Expenses
Loss and loss adjustment expenses	24,781,318	13,296,708	71,587,850	41,739,123
Commission expense	7,779,344	6,594,323	21,931,933	18,411,460
Other underwriting expenses	6,430,734	5,193,679	17,983,174	15,301,168
Other operating expenses	705,710	683,309	2,774,350	1,773,983
Depreciation and amortization	646,201	440,383	1,876,202	1,273,975
Interest expense	456,545	456,545	1,369,635	1,365,052
Total expenses	40,799,852	26,664,947	117,523,144	79,864,761

(Loss) income before taxes	(2,199,849)	4,220,962	(9,419,223)	4,269,204
Income tax (benefit) expense	(474,687)	287,232	(1,998,251)	296,111
Net (loss) income	(1,725,162)	3,933,730	(7,420,972)	3,973,093

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	1,323,626	(242,453)	9,191,817	(4,591,699)

Reclassification adjustment for losses
included in net income	46,841	131,978	81,636	451,877
Net change in unrealized gains (losses)	1,370,467	(110,475)	9,273,453	(4,139,822)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(287,798)	12,416	(1,947,424)	858,377
Other comprehensive income (loss), net of tax	1,082,669	(98,059)	7,326,029	(3,281,445)

Comprehensive (loss) income	$(642,493)	$3,835,671	$(94,943)	$691,648

(Loss) Earnings per common share:
Basic	$(0.16)	$0.37	$(0.69)	$0.37
Diluted	$(0.16)	$0.36	$(0.69)	$0.37

Weighted average common shares outstanding
Basic	10,779,641	10,681,329	10,769,817	10,672,084
Diluted	10,779,641	10,791,123	10,769,817	10,780,590

Dividends declared and paid per common share	$0.0625	$0.1000	$0.2625	$0.3000
____________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2019 and 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Earnings	Shares	Amount	Total
Balance, July 1, 2018	-	$-	11,685,904	$116,859	$68,347,784	$(2,496,981)	$25,471,668	1,024,444	$(2,712,522)	$88,726,808
Stock-based compensation	-	-	-	-	197,335	-	-	-	-	197,335
Vesting of restricted stock awards	-	-	4,866	48	(48)	-	-	-	-	-
Share deducted from restricted stock awards for payment of withholding taxes	-	-	(1,059)	(11)	(18,339)	-	-	-	-	(18,350)
Exercise of stock options	-	-	57,596	576	26,684	-	-	-	-	27,260
Shares deducted from exercise of stock	-	-	(18,141)	(181)	(332,702)	-	-	-	-	(332,883)
Acquisition of treasury stock	-	-	-	-	-	-	-	2,995	(30)	(30)
Dividends	-	-	-	-	-	-	(1,070,054)	-	-	(1,070,054)
Net income	-	-	-	-	-	-	3,933,730	-	-	3,933,730
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(98,059)	-	-	-	(98,059)
Balance, September 30, 2018	-	$-	11,729,166	$117,291	$68,220,714	$(2,595,040)	$28,335,344	1,027,439	$(2,712,552)	$91,365,757

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, July 1, 2019	-	$-	11,802,087	$118,020	$68,373,590	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	$87,669,762
Stock-based compensation	-	-	-	-	407,714	-	-	-	-	407,714
Vesting of restricted stock awards	-	-	12,050	120	(120)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(3,126)	(30)	(25,408)	-	-	-	-	(25,438)
Dividends	-	-	-	-	-	-	(673,927)	-	-	(673,927)
Net loss	-	-	-	-	-	-	(1,725,162)	-	-	(1,725,162)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	1,082,669	-	-	-	1,082,669
Balance, September 30, 2019	-	$-	11,811,011	$118,110	$68,755,776	$4,441,716	$16,132,568	1,027,439	$(2,712,552)	$86,735,618
________________________________________________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Nine months ended September 30, 2019 and 2018

	Preferred Stock		Common Stock		Capital in Excess	Accumulated Other Comprehensive Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2018, as reported	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation	-	-	-	-	481,812	-	-	-	-	481,812
Exercise of stock options	-	-	130,872	1,311	72,828	-	-	-	-	74,139
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(33,891)	(337)	(674,314)	-	-	-	-	(674,651)
Vesting of restricted stock awards	-	-	15,752	155	(155)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,213)	(24)	(39,847)	-	-	-	-	(39,871)
Acquisition of treasury stock	-	-	-	-	-	-	-	40,630	(540,253)	(540,253)
Dividends	-	-	-	-	-	-	(3,204,813)	-	-	(3,204,813)
Net income	-	-	-	-	-	-	3,973,093	-	-	3,973,093
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(3,281,445)	-	-	-	(3,281,445)
Balance, September 30, 2018	-	$-	11,729,166	$117,291	$68,220,714	$(2,595,040)	$28,335,344	1,027,439	$(2,712,552)	$91,365,757
____________________________________________________________________________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

 KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2019 and 2018 Continued

	Preferred Stock		Common Stock		Capital in Excess	Accumulated Other Comprehensive Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642
Stock-based compensation	-	-	-	-	1,116,921	-	-	-	-	1,116,921
Exercise of stock options	-	-	3,000	30	23,522	-	-	-	-	23,552
Vesting of restricted stock awards	-	-	43,596	434	(434)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(10,733)	(105)	(148,173)	-	-	-	-	(148,278)
Dividends	-	-	-	-	-	-	(2,827,276)	-	-	(2,827,276)
Net loss	-	-	-	-	-	-	(7,420,972)	-	-	(7,420,972)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	7,326,029	-	-	-	7,326,029
Balance, September 30, 2019	-	$-	11,811,011	$118,110	$68,755,776	$4,441,716	$16,132,568	1,027,439	$(2,712,552)	$86,735,618
  _______________________________________________________________________________

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30,	2019	2018

Cash flows from operating activities:
Net (loss) income	$(7,420,972)	$3,973,093
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Net losses on sale of investments	54,759	377,303
Net unrealized (gains) losses of equity investments	(3,196,260)	141,976
Net unrealized gains of other investments	(570,679)	(241,444)
Depreciation and amortization	1,876,202	1,273,975
Amortization of bond premium, net	283,620	284,204
Amortization of discount and issuance costs on long-term debt	132,135	124,241
Stock-based compensation	1,116,921	481,812
Deferred income tax (benefit) expense	(2,133,486)	136,032
(Increase) decrease in operating assets:
Premiums receivable, net	(390,922)	(266,849)
Reinsurance receivables, net	(213,334)	3,500,669
Deferred policy acquisition costs	(2,583,831)	(2,276,012)
Other assets	(882,320)	(1,824,401)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	21,212,317	5,143,335
Unearned premiums	11,036,552	9,926,741
Advance premiums	1,629,862	1,411,027
Reinsurance balances payable	(1,123,540)	(840,122)
Deferred ceding commission revenue	(857,805)	(1,748,944)
Accounts payable, accrued expenses and other liabilities	1,568,746	(1,379,309)
Net cash flows provided by operating activities	19,537,965	18,197,327

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(15,373,113)	(43,957,529)
Purchase - equity securities	(6,657,676)	(10,357,210)
Sale and redemption - fixed-maturity securities held-to-maturity	400,000	624,963
Sale or maturity - fixed-maturity securities available-for-sale	9,835,464	17,740,260
Sale - equity securities	2,941,492	5,694,121
Acquisition of property and equipment	(3,231,483)	(2,044,440)
Net cash flows used in investing activities	(12,085,316)	(32,299,835)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,552	74,139
Withholding taxes paid on net exercise of stock options	-	(674,651)
Withholding taxes paid on vested retricted stock awards	(148,278)	(39,871)
Purchase of treasury stock	-	(540,253)
Dividends paid	(2,827,276)	(3,204,813)
Net cash flows used in financing activities	(2,952,002)	(4,385,449)

Increase (decrease) in cash and cash equivalents	$4,500,647	$(18,487,957)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$25,639,050	$29,893,676

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$388,000	$1,250,000
Cash paid for interest	$825,000	$875,417

_____________________________________________________________________________________
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance to small businesses and individuals exclusively through agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 84.0% and 86.8% of KICO’s direct written premiums for the three months and nine months ended September 30, 2019, respectively, came from the New York policies. Kingstone, through its subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements consist of Kingstone and its wholly owned subsidiaries, including KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates. All significant inter-company account balances and transactions have been eliminated in consolidation.

Accounting Changes

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the provisions of this Release effective January 1, 2019, and included the required presentation of changes in stockholders’ equity for the nine months ended September 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, the Company recognized a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative effect adjustment transition method, which applies the provision of the standard at the effective date without adjusting the comparative periods presented. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $855,000 as part of other assets and a lease liability of $855,000 as part of accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet. The right-of-use asset is amortized as rent expense on a straight line basis. The adoption of this ASU did not have a material effect on the Company's results of operations or liquidity.

Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures of ASU 2018-13 immediately and delay the adoption of the additional disclosures until their effective date. The Company does not intend to early adopt the additional disclosures and are assessing the impact of retrospectively adopting the additions from this new accounting standard on the fair value disclosures herein.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,243,486	$156,066	$-	$-	$8,399,552	$156,066

Political subdivisions of States,
Territories and Possessions	5,662,999	187,006	-	-	5,850,005	187,006

Corporate and other bonds
Industrial and miscellaneous	124,956,806	5,365,954	(33,073)	(20,893)	130,268,794	5,311,988

Residential mortgage and other
asset backed securities (1)	21,737,713	297,257	(19,924)	(312,685)	21,702,361	(35,352)
Total	$160,601,004	$6,006,283	$(52,997)	$(333,578)	$166,220,712	$5,619,708

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2019, the estimated fair value of the eligible investments was approximately $5,144,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2019, there was no outstanding balance on the FHLBNY credit line.

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

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2018, the estimated fair value of the eligible investments was approximately $5,116,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2018, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2019 and December 31, 2018 is shown below:

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$12,273,128	$12,322,490	$6,742,519	$6,738,014
One to five years	50,106,836	51,297,620	47,038,838	46,640,012
Five to ten years	74,473,145	78,850,661	76,884,505	74,290,076
More than 10 years	2,010,182	2,047,580	2,974,426	2,644,180
Residential mortgage and other asset backed securities	21,737,713	21,702,361	21,790,973	21,465,234
Total	$160,601,004	$166,220,712	$155,431,261	$151,777,516

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost, estimated fair value, and gross gains and losses of investments in equity securities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,415,227	$394,815	$(16,042)	$8,794,000
Common stocks and exchange
traded mutual funds	13,655,339	1,537,211	(487,351)	14,705,199
Total	$22,070,566	$1,932,026	$(503,393)	$23,499,199

	December 31, 2018
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616

Other Investments

The cost, estimated fair value, and gross unrealized gains and losses of the Company’s other investments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$426,523	$2,425,904	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$426,523	$2,425,904	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity fixed-maturity securities as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,539	$153,088	$-	$-	$882,627	$153,088

Political subdivisions of States,
Territories and Possessions	998,668	50,357	-	-	1,049,025	50,357

Corporate and other bonds
Industrial and miscellaneous	2,097,298	98,434	-	-	2,195,732	98,434

Total	$3,825,505	$301,879	$-	$-	$4,127,384	$301,879

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	$143,568

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	33,862

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	26,131

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	$203,561

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2019 and December 31, 2018 is shown below:

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$623,000	$629,143	$-	$-
One to five years	$2,098,950	$2,214,947	2,996,685	3,036,531
Five to ten years	$497,016	$529,255	619,663	635,846
More than 10 years	$606,539	$754,039	606,507	754,039
Total	$3,825,505	$4,127,384	$4,222,855	$4,426,416

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Income:
Fixed-maturity securities	$1,499,135	$1,386,931	$4,500,346	$3,898,730
Equity securities	253,594	214,498	666,247	609,086
Cash and cash equivalents	75,253	44,024	288,334	159,865
Total	1,827,982	1,645,453	5,454,927	4,667,681
Expenses:
Investment expenses	(28,571)	43,082	254,893	124,455
Net investment income	$1,856,553	$1,602,371	$5,200,034	$4,543,226

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $400,000 and $624,963 for the nine months ended September 30, 2019 and 2018, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $9,835,464 and $17,740,260 for the nine months ended September 30, 2019 and 2018, respectively.

Proceeds from the sale of equity securities were $2,941,492 and $5,694,121 for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$10	$4,749	$10,954	$116,961
Gross realized losses	(46,851)	(77,191)	(92,591)	(560,418)
	(46,841)	(72,442)	(81,637)	(443,457)

Equity securities:
Gross realized gains	38,477	121,609	83,737	436,859
Gross realized losses	-	(106,321)	(56,859)	(370,705)
	38,477	15,288	26,878	66,154

Net realized losses	(8,364)	(57,154)	(54,759)	(377,303)

Unrealized Gains (Losses)

Equity securities:
Gross gains	916,496	-	3,196,260	-
Gross losses	-	288,435	-	(141,976)
	916,496	288,435	3,196,260	(141,976)

Other investments:
Gross gains	90,030	120,744	570,679	241,444
Gross losses	-	-	-	-
	90,030	120,744	570,679	241,444

Net unrealized gains	1,006,526	409,179	3,766,939	99,468

Net gains (losses) on investments	$998,162	$352,025	$3,712,180	$(277,835)

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

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2019 and December 31, 2018, there were 38 and 156 fixed-maturity securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the nine months ended September 30, 2019 and 2018. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2019 as follows:

	September 30, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	3,258,185	(33,073)	6	3,170,889	(20,893)	6	6,429,074	(53,966)

Residential mortgage and other
asset backed securities	3,008,874	(19,924)	3	15,596,316	(312,685)	23	18,605,190	(332,609)

Total fixed-maturity
securities	$6,267,059	$(52,997)	9	$18,767,205	$(333,578)	29	$25,034,264	$(386,575)

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

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2019
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$8,399,552	$-	$-	$8,399,552

Political subdivisions of
States, Territories and
Possessions	-	5,850,005	-	5,850,005

Corporate and other
bonds industrial and
miscellaneous	127,148,873	3,119,921	-	130,268,794

Residential mortgage backed securities	-	21,702,361	-	21,702,361
Total fixed maturities	135,548,425	30,672,287	-	166,220,712
Equity securities	23,499,199	-	-	23,499,199
Total investments	$159,047,624	$30,672,287	$-	$189,719,911

	December 31, 2018
	Level 1	Level 2	Level 3	Total

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

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share of the investment. The following table sets forth the Company’s investment in a hedge fund measured at NAV per share as of September 30, 2019 and December 31, 2018. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2019	December 31, 2018

Other Investments:
Hedge fund	$2,425,904	$1,855,225
Total	$2,425,904	$1,855,225

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive income (loss) within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of September 30, 2019 and December 31, 2018 not measured at fair value is as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,310,623	$-	$27,310,623

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,521,734	$-	$28,521,734

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

The estimated fair values of the Company’s financial instruments and real estate as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$3,825,505	$4,127,384	$4,222,855	$4,426,416
Cash and cash equivalents	$25,639,050	$25,639,050	$21,138,403	$21,138,403
Premiums receivable, net	$14,352,521	$14,352,521	$13,961,599	$13,961,599
Reinsurance receivables, net	$26,580,449	$26,580,449	$26,367,115	$26,367,115
Real estate, net of accumulated depreciation	$2,288,851	$2,705,000	$2,300,827	$2,705,000
Reinsurance balances payable	$809,836	$809,836	$1,933,376	$1,933,376
Long-term debt, net	$29,427,386	$27,310,623	$29,295,251	$28,521,734

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2019
Premiums written	$128,333,117	$938	$(20,914,074)	$107,419,981
Change in unearned premiums	(11,035,993)	(559)	(1,366,251)	(12,402,803)
Premiums earned	$117,297,124	$379	$(22,280,325)	$95,017,178

Nine months ended September 30, 2018
Premiums written	$107,175,413	$842	$(19,409,423)	$87,766,832
Change in unearned premiums	(9,930,503)	3,762	(3,363,953)	$(13,290,694)
Premiums earned	$97,244,910	$4,604	$(22,773,376)	$74,476,138

Three months ended September 30, 2019
Premiums written	$46,023,290	$861	$(5,586,278)	$40,437,873
Change in unearned premiums	(4,579,777)	(761)	(1,637,325)	(6,217,863)
Premiums earned	$41,443,513	$100	$(7,223,603)	$34,220,010

Three months ended September 30, 2018
Premiums written	$38,785,453	$18	$(2,683,699)	$36,101,772
Change in unearned premiums	(4,435,174)	698	(4,133,389)	(8,567,865)
Premiums earned	$34,350,279	$716	$(6,817,088)	$27,533,907

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2019 and December 31, 2018 was $3,737,491 and $2,107,629, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:
	Nine months ended
	September 30,
	2019	2018

Balance at beginning of period	$56,197,106	$48,799,622
Less reinsurance recoverables	(15,671,247)	(16,748,908)
Net balance, beginning of period	40,525,859	32,050,714

Incurred related to:
Current year	60,401,821	41,611,658
Prior years	11,186,029	127,465
Total incurred	71,587,850	41,739,123

Paid related to:
Current year	31,515,656	23,404,909
Prior years	18,600,946	12,160,419
Total paid	50,116,602	35,565,328

Net balance at end of period	61,997,107	38,224,509
Add reinsurance recoverables	15,412,316	15,718,448
Balance at end of period	$77,409,423	$53,942,957

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $8,849,440 and $11,668,527 for the nine months ended September 30, 2019 and 2018, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2019 and 2018 was $11,186,029 unfavorable and $127,465 unfavorable, respectively. During the nine months ended September 30, 2019, the Company increased case reserves for a significant number of older liability claims, which primarily affected the ultimate loss projections for commercial lines business. These adjustments were in line with management’s continued process of monitoring claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to both Company and industry trends.

The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claim severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information is critical to the review of appropriate IBNR reserves and includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of insurance as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. On at least a quarterly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior periods. Several methods are used, varying by line of business and accident year, in order to select the estimated period-end loss reserves. These methods include the following:

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

Incremental Claim-Based Methods – historical patterns of incremental incurred losses and paid LAE during various stages of development are reviewed and assumptions are made regarding average loss and LAE development applied to remaining claims inventory. Such methods more properly reflect changes in the speed of claims closure and the relative adequacy of case reserve levels at various stages of development. These methods may provide a more accurate estimate of IBNR for lines of business with relatively few remaining open claims but for which significant recent settlement activity has occurred.

Frequency / Severity Based Methods – historical measurements of claim frequency and average paid claim size (severity) are reviewed for more mature accident years where a majority of claims have been reported and/or closed. These historical averages are trended forward to more recent periods in order to estimate ultimate losses for newer accident years that are not yet fully developed. These methods are useful for lines of business with slow and/or volatile loss development patterns, such as liability lines where information pertaining to individual cases may not be completely known for many years. The claim frequency and severity information for older periods can then be used as reasonable measures for developing a range of estimates for more recent immature periods.

Management’s best estimate of required reserves is generally based on an average of the methods above, with appropriate weighting of methods based on the line of business and accident year being projected. In some cases, additional methods or historical data from industry sources are employed to supplement the projections derived from the methods listed above.

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

The Company is not aware of any claim trends that have emerged or that would cause future adverse development that have not already been contemplated in setting current carried reserves levels.

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2016 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2019, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2019 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2019
Accident	For the Years Ended December 31,									Nine Months Ended September 30,		Cumulative Number of Reported Claims by Accident
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR	Year
	Unaudited 2010 - 2018									(Unaudited)

2010	$5,598	$5,707	$6,429	$6,623	$6,912	$6,853	$6,838	$6,840	$6,787	$6,793	$-	1,617
2011		7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,171	9,161	14	1,914
2012			9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,016	79	4,704(1)
2013				10,728	9,745	9,424	9,621	10,061	10,089	10,571	95	1,561
2014					14,193	14,260	14,218	14,564	15,023	16,576	454	2,134
2015						22,340	21,994	22,148	22,491	23,408	311	2,555
2016							26,062	24,941	24,789	28,209	883	2,873
2017								31,605	32,169	34,848	879	3,368
2018									54,455	56,320	3,091	4,162
2019										57,364	16,404	3,118
									Total	$254,266

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Nine Months Ended September 30,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited 2010 - 2018)									(Unaudited)

2010	$2,566	$3,947	$4,972	$5,602	$6,323	$6,576	$6,720	$6,772	$6,780	$6,780
2011		3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,727	8,778
2012			3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,422
2013				3,405	5,303	6,633	7,591	8,407	9,056	9,235
2014					5,710	9,429	10,738	11,770	13,819	14,692
2015						12,295	16,181	18,266	19,984	20,982
2016							15,364	19,001	21,106	22,988
2017								16,704	24,820	27,470
2018									32,383	43,383
2019										30,115
									Total	$194,845

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$59,421
All outstanding liabilities before 2010, net of reinsurance	143
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$59,564

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:
As of
(in thousands)	September 30, 2019
Liabilities for loss and loss adjustment expenses, net of reinsurance	$59,564
Total reinsurance recoverable on unpaid losses	15,412
Unallocated loss adjustment expenses	2,433
Total gross liability for loss and LAE reserves	$77,409

Reinsurance

The Company’s quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis. The Company’s quota share reinsurance treaties in effect during the nine months ended September 30, 2019 and 2018 for its personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the nine months ended September 30, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The treaties in effect during the nine months ended September 30, 2018 were covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”) and the 2018/2019 Treaty Year that began on July 1, 2018.

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

The Company’s reinsurance program has been structured to enable the Company to grow its premium volume while maintaining regulatory capital and other financial ratios generally within or below the expected ranges used for regulatory oversight purposes. The reinsurance program also provides income as a result of ceding commissions earned pursuant to the quota share reinsurance contracts. The Company’s participation in reinsurance arrangements does not relieve the Company of its obligations to policyholders.

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the nine months ended September 30, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed. The Loss Ratios for treaties in effect for the three months ended September 30, 2018 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year. The Loss Ratios for treaties in effect for the nine months ended September 30, 2018 are attributable to contracts under the 2017/2019 Treaty for both the 2017/2018 Treaty Year and the 2018/2019 Treaty Year.

Treaty in effect during the three months and nine months ended September 30, 2019

There was no current quota share treaty in effect during the three months ended September 30, 2019, and therefore no current contingent commission adjustment was recorded for the three months ended September 30, 2019.Under the 2017/2019 Treaty, the Company received an upfront fixed provisional rate that was only subject to a sliding scale contingent adjustment based upon Loss Ratio for the 2017/2018 Treaty Year (“Loss Period”). Under this arrangement, the Company earned provisional ceding commissions that are subject to later adjustment dependent on changes to the estimated Loss Period Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Period Loss Ratios attributable to the 2017/2019 Treaty reached the maximum contractual level during the six months ended June 30, 2018, and therefore no contingent commission adjustment was recorded for the nine months ended September 30, 2019.

Treaties in effect for the three months and nine months ended September 30, 2018

Under the 2017/2019 Treaty, the Company received an upfront fixed provisional rate that was only subject to a sliding scale contingent adjustment based upon Loss Ratio for the 2017/2018 Treaty Year (“Loss Period”). The Company’s Loss Period Loss Ratios attributable to the 2017/2019 Treaty reached the maximum contractual level during the six months ended June 30, 2018, and therefore no contingent commission adjustment was recorded for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company incurred negative contingent ceding commissions as a result of the Loss Period Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

In addition to the treaties that were in effect during the three months and nine months ended September 30, 2019 and 2018, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Provisional ceding commissions earned	$1,320,069	$1,255,034	$4,001,294	$5,468,314
Contingent ceding commissions earned	(290,487)	(210,505)	(1,018,334)	(1,037,459)
	$1,029,582	$1,044,529	$2,982,960	$4,430,855

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2019 and December 31, 2018, net contingent ceding commissions payable to reinsurers under all treaties was approximately $3,060,000 and $1,581,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Commercial Lines of Business

In July 2019, the Company made the decision that it will no longer underwrite Commercial Lines risks. These include Business Owners, Artisans (“CraftPak”), Special Multi-Peril, and Commercial Umbrella policies. The Company had 6,793 commercial lines policies in force as of September 30, 2019 and approximately $12,179,000 in earned premiums for the nine months ended September 30, 2019. As of June 30, 2019 the Company had 7,770 commercial lines policies in force.

For the nine months ended September 30, 2019, these policies represented approximately 12% of net premiums earned. As of September 30, 2019, claims from these commercial lines represent 46% of loss and loss adjustment expense reserves net of reinsurance recoverables. In force policies for these lines will be non-renewed at the end of their current annual terms. All existing inforce Commercial Lines policies will expire by September 30, 2020.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate investment in dividend bearing common stock was $15,180 as of September 30, 2019. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. The maximum allowable advance as of September 30, 2019 was approximately $11,502,000. Advances are limited to 90% of the amount of available collateral, which was approximately $4,630,000 as of September 30, 2019. There were no borrowings under this facility during the nine months ended September 30, 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50%. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(105,465)	(129,796)
Issuance costs	(467,149)	(574,953)
Long-term debt, net	$29,427,386	$29,295,251

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

On December 20, 2017, the Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds are being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on common stock were $2,827,276 and $3,204,813 for the nine months ended September 30, 2019 and 2018, respectively. The Company’s Board of Directors approved a quarterly dividend on November 11, 2019 of $0.0625 per share payable in cash on December 13, 2019 to stockholders of record as of November 29, 2019 (see Note 13).

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Compensation Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan.

The results of operations for the three months ended September 30, 2019 and 2018 include stock-based compensation expense related to the 2014 Plan totaling approximately $19,800 and $1,000, respectively. The results of operations for the nine months ended September 30, 2019 and 2018 include stock-based compensation expense related to stock options totaling approximately $20,800 and $5,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the three months and nine months ended September 30, 2019 and 2018. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

Stock-based compensation expense for the nine months ended September 30, 2019 and 2018 is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period, for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2019 was $1.91 per share. No options were granted during the nine months September 30, 2018. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the following periods:

	Nine months ended
	September 30,
	2019	2018

Dividend Yield	2.87%	na
Volatility	36.11%	na
Risk-Free Interest Rate	1.61%	na
Expected Life	3.25 years	na

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

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2019 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	37,500	$8.36	2.24	$349,950

Granted	50,000	$8.72		$-
Exercised	(3,000)	$7.85		$6,270
Forfeited	(2,500)	$7.85	2.04	$13,588

Outstanding at September 30, 2019	82,000	$8.61	3.63	$11,390

Vested and Exercisable at September 30, 2019	50,000	$8.45	2.41	$15,075

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.52 closing price of the Company’s Common Stock on September 30, 2019. The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $6,270, determined as of the date of exercise. The total intrinsic value of options forfeited during the nine months ended September 30, 2019 was $13,588, determined as of the date of forfeiture.

Participants in the 2014 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $23,552 from the exercise of options for the purchase of 3,000 shares of Common Stock during the nine months ended September 30, 2019. The Company received cash proceeds of $74,139 from the exercise of options for the purchase of 12,750 shares of Common Stock during the nine months ended September 30, 2018. The Company received 7,855 shares from the exercise of options under a Share Exchange for the purchase of 30,000 shares of Common Stock during the nine months ended September 30, 2018. The remaining 132,500 options exercised during the nine months ended September 30, 2018 were Net Exercises, resulting in the issuance of 54,231 shares of Common Stock.

As of September 30, 2019, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $59,000. Unamortized compensation cost as of September 30, 2019 is expected to be recognized over a remaining weighted-average vesting period of 1.99 years.

As of September 30, 2019, there were 390,338 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted common stock activity under the Company’s 2014 Plan for the nine months ended September 30, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2019	120,499	$17.66	$2,129,175

Granted	120,586	$15.51	$1,870,487
Vested	(44,410)	$17.18	$(763,103)
Forfeited	(10,459)	$15.79	$(165,171)

Balance at September 30, 2019	186,216	$16.47	$3,071,388

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2019 and 2018, stock-based compensation for these grants was approximately $388,000 and $196,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2019 and 2018, stock-based compensation for these grants of approximately $1,096,000 and $477,000, respectively, for these grants is included in other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2019	2018

Deferred tax asset:
Net operating loss carryovers (1)	$2,418,344	$90,438
Claims reserve discount	526,114	343,905
Unearned premium	3,735,054	3,145,682
Deferred ceding commission revenue	384,063	564,202
Other	680,204	383,733
Total deferred tax assets	7,743,779	4,527,960

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,303,229	3,760,625
Intangibles	105,000	140,700
Depreciation and amortization	515,487	664,194
Net unrealized gains (losses) of securities - available for sale	1,520,225	(1,151,335)
Total deferred tax liabilities	7,203,484	4,173,727

Net deferred income tax asset	$540,295	$354,233

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2019	2018	Expiration

Federal only, current year	$2,347,962	$-	None
Amount subject to Annual Limitation, federal only	-	2,100	December 31, 2019
Total federal only	2,347,962	2,100

State only (A)	1,454,929	1,305,365	December 31, 2039
Valuation allowance	(1,384,547)	(1,217,027)
State only, net of valuation allowance	70,382	88,338

Total deferred tax asset from net operating loss carryovers	$2,418,344	$90,438

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2019 and December 31, 2018 was approximately $22,384,000 and $20,083,000, respectively. KICO is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. A valuation allowance has been recorded due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2039.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2019 and 2018. If any had been recognized these would have been reported in income tax expense.

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months and nine months ended September 30, 2019, no options were included in the computation of diluted earnings/(loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings/(loss) per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Weighted average number of shares outstanding	10,779,641	10,681,329	10,769,817	10,672,084

Effect of dilutive securities, common share equivalents
Stock options	-	98,749	-	100,628
Restricted stock awards	-	11,045	-	7,878

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,779,641	10,791,123	10,769,817	10,780,590

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.  The Company believe the lawsuit to be without merit. The Company has not established an accrual for this matter as a loss is not considered to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation will have a material adverse impact on the Company’s results of operations, financial position, or cash flows.

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

On July 8, 2019, the Company entered into a lease agreement for an additional office facility for Cosi located in Valley Stream, New York under a non-cancelable operating lease. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. The lease commencement date will be determined upon the completion of landlord provided construction, which the Company expects to be on or about November 15, 2019. The lease has a term of seven years and two months expiring December 31, 2026.

In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments from real estate taxes and other charges. This lease is accounted for as an operating lease, whereby lease expense is recognized on a straight-line basis over the term of the lease.

Additional information regarding the Company’s office operating lease (exclusive of the Cosi lease facility discussed above, which has not yet commenced) is as follows:

	Three months ended	Nine months ended
Lease cost	September 30, 2019	September 30, 2019
Operating lease	$41,342	$124,026
Short-term leases	-	-
Total lease cost (1)	$41,342	$124,026

Other information on operating lease
Cash payments included in the measurement of lease
liability reported in operating cash flows	$42,827	$127,034
Discount rate	5.50%	5.50%
Remaining lease term in years	5 years	5 years

(1)
Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2019:

For the Year
Ending
December 31,	Total
Remainder of 2019	$42,827
2020	255,624
2021	264,571
2022	273,831
2023	283,415
Thereafter	333,654
Total undiscounted lease payments	1,453,922
Less: present value adjustment	230,834
Operating lease liability	$1,223,088

Rent expense for the three months ended September 30, 2019 and 2018 amounted to $41,342 for each period. Rent expense for the nine months ended September 30, 2019 and 2018 amounted to $124,026 for each period. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

Employment Agreements

Dale A. Thatcher

Effective July 19, 2019 (the “Separation Date”), Dale A. Thatcher retired and resigned his positions as Chief Executive Officer and President of the Company and KICO. At such time, he also resigned his positions on the Board of Directors of each of the Company and KICO.  Effective upon Mr. Thatcher’s separation from employment, the Board appointed Barry B. Goldstein, former Chief Executive Officer and Executive Chairman of the Board of Directors, to the position of Chief Executive Officer and President of each of the Company and KICO. Mr. Goldstein previously served as Chief Executive Officer and President of the Company from March 2001 through December 31, 2018, and as Chief Executive Officer and President of KICO from January 2012 through December 31, 2018.

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

Barry Goldstein, President, Chief Executive Officer and Executive Chairman of the Board

On October 14, 2019, the Company and Barry B. Goldstein, the Company’s President, Chief Executive Officer and Executive Chairman of the Board, entered into a Second Amended and Restated Employment Agreement (the “Amended Employment Agreement”). The Amended Employment Agreement is effective as of January 1, 2020 and expires on December 31, 2022. The Amended Employment Agreement extends the expiration date of the employment agreement in effect for Mr. Goldstein from December 31, 2021 to December 31, 2022.

Pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a long-term compensation award (“LTC”) of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Amended Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Further, pursuant to the Amended Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Amended Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to 3.82 times his then annual salary, the target LTC payment of $1,890,000 and his accrued 6% bonus in the event of the termination of his employment following a change of control of the Company.

Pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the Company’s 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of the Company’s common stock on the date of grant. The January 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on continued provision of services on each vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s common stock on the date of grant. The January 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on continued provision of services on each vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during each of 2020, 2021 and 2022, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s common stock on the date of grant. The 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022. The 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022. The 2022 grant will become vested on December 31, 2022.

Meryl Golden, Chief Operating Officer

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden serves as the Company’s Chief Operating Officer. Ms. Golden also serves KICO’s Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 and expires on December 31, 2021.

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s common stock pursuant to the 2014 Plan. The options granted will vest in three equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first and second anniversaries following the grant date, subject to the terms of the option grant agreement between the Company and Ms. Golden.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of September 30, 2019 and December 31, 2018 amounted to $530,744 and $298,638, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the nine months ended September 30, 2019.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2019 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Employment Agreements

See Note 11 - Commitments and Contingencies.

Dividends Declared

On November 11, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.0625 per share payable in cash on December 13, 2019 to stockholders of record as of the close of business on November 29, 2019 (see Note 8).

Capital Contribution to KICO

On November 11, 2019, the Company’s Board of Directors approved a $3,000,000 capital contribution to KICO, which is subject to approval from the New York State Department of Financial Services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals and small businesses through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City and Long Island, although we are actively writing business in New Jersey, Rhode Island, Massachusetts, and Connecticut. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, and New Hampshire. For the three months and nine months ended September 30, 2019, respectively, 84.0% and 86.8% of KICO’s direct written premiums came from the New York policies.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution Channels” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Cosi revenue is included in other income and Cosi related expenses are included in other operating expenses. Cosi operations are not included in our stand-alone insurance underwriting business and, accordingly, its revenue and expenses are not included in the calculation of our combined ratio as described below.

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

Our expenses include the insurance underwriting expenses of KICO and other operating expenses. Insurance companies incur a significant amount of their total expenses from losses incurred by policyholders, which are referred to as claims. In settling these claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition costs. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines will be non-renewed at the end of their current annual terms. For the nine months ended September 30, 2019, these policies represent approximately 12% of net premiums earned and 47% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Key Measures

We utilize the following key measures in analyzing the results of our insurance underwriting business:

Net loss ratio: The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses LAE incurred to net premiums earned.

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

Distribution Channels

During 2019, we initiated an alternative distribution program through Cosi (“Alternative Distribution”). The goal of this program is to enhance our personal lines distribution channel to include nationally recognized name-brand carriers along with nationwide call center and digital insurance agencies. While still in early stages of development, the impact of this initiative can be measured by the amount of new premiums written compared to total premiums written, which includes renewals from our independent agency network. The table below shows premiums written by distribution channel for our homeowners and dwelling fire components of personal lines.

	Three months ended		Nine months ended
($ in thousands)	September 30, 2019		September 30, 2019
Direct Written Pemiums	Amount	Percent	Amount	Percent

Core Independent	$32,430	79.2%	$89,712	82.3%
Expansion Independent (1)	7,188	17.6%	16,681	15.3%
Alternative Distribution through Cosi	1,317	3.2%	2,560	2.3%
Total	$40,935	100.0%	$108,953	100.0%

(1)
Outside of New York
(Percent components may not sum to totals due to rounding)

For the three months and nine months ended September 30, 2019, Alternative Distribution made up 3.2% and 2.3%, respectively, of direct written premiums for our homeowners and dwelling fire components of personal lines.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$128,333	$107,175	$21,158	19.7%
Assumed written premiums	1	1	-	na%
	128,334	107,176	21,158	19.7%
Ceded written premiums
Ceded to quota share treaties (1)	6,110	8,137	$(2,027)	(24.9)%
Ceded to excess of loss treaties	1,219	988	231	23.4%
Ceded to catastrophe treaties	13,585	10,284	3,301	32.1%
Total ceded written premiums	20,914	19,409	1,505	7.8%

Net written premiums	107,420	87,767	19,653	22.4%

Change in unearned premiums
Direct and assumed	(11,037)	(9,927)	(1,110)	11.2%
Ceded to quota share treaties	(1,366)	(3,364)	1,998	(59.4)%
Change in net unearned premiums	(12,403)	(13,291)	888	(6.7)%

Premiums earned
Direct and assumed	117,297	97,249	20,048	20.6%
Ceded to reinsurance treaties	(22,280)	(22,773)	493	(2.2)%
Net premiums earned	95,017	74,476	20,541	27.6%
Ceding commission revenue
Excluding the effect of catastrophes	2,983	4,890	(1,907)	(39.0)%
Effect of catastrophes	-	(459)	459	n/a%
Total ceding commission revenue	2,983	4,431	(1,448)	(32.7)%
Net investment income	5,200	4,543	657	14.5%
Net gains (losses) on investments	3,712	(278)	3,990	(1,435.3)%
Other income	1,192	962	230	23.9%
Total revenues	108,104	84,134	23,970	28.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	72,682	42,603	30,079	70.6%
Losses from catastrophes (2)	7,755	10,805	(3,050)	(28.2)%
Total direct and assumed loss and loss adjustment expenses	80,437	53,408	27,029	50.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,041	6,984	1,057	15.1%
Losses from catastrophes (2)	808	4,685	(3,877)	(82.8)%
Total ceded loss and loss adjustment expenses	8,849	11,669	(2,820)	(24.2)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	64,641	35,619	29,022	81.5%
Losses from catastrophes (2)	6,947	6,120	827	13.5%
Net loss and loss adjustment expenses	71,588	41,739	29,849	71.5%

Commission expense	21,932	18,411	3,521	19.1%
Other underwriting expenses	17,983	15,301	2,682	17.5%
Other operating expenses	2,774	1,774	1,000	56.4%
Depreciation and amortization	1,876	1,274	602	47.3%
Interest expense	1,370	1,365	5	0.4%
Total expenses	117,523	79,864	37,659	47.2%

(Loss) income before taxes	(9,419)	4,269	(13,688)	(320.6)%
Income tax (benefit) expense	(1,998)	296	(2,294)	(775.0)%
Net (loss) income	$(7,421)	$3,973	$(11,394)	(286.8)%

(1) Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. Effective July 1, 2019, our personal lines 10% quota share treaty expired on a run-off basis.
(2) The nine months ended September 30, 2019 and 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2019	2018	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	75.3%	56.0%	19.3	34.5%
Net underwriting expense ratio	37.8%	38.1%	(0.3)	(0.8)%
Net combined ratio	113.1%	94.1%	19.0	20.2%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2019 (“Nine Months 2019”) were $128,333,000 compared to $107,175,000 during the nine months ended September 30, 2018 (“Nine Months 2018”). The increase of $21,158,000, or 19.7%, was primarily due to an increase in policies in-force during Nine Months 2019 as compared to Nine Months 2018. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 17.7% as of September 30, 2019 compared to September 30, 2018.

In 2017, we started writing homeowners’ policies in New Jersey and Rhode Island. We began writing homeowners policies in Massachusetts in 2018 and Connecticut in March of 2019. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $16,900,000 in Nine Months 2019 compared to $5,919,000 in Nine Months 2018.

Net Written Premiums and Net Premiums Earned

Our personal lines quota share reinsurance treaties in effect for Nine Months 2019 and Nine Months 2018 were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Nine Months 2019 and Nine Months 2018 under the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2018/2019 Treaty Year")	("2019/2020 Run-off Year")	("2017/2018 Treaty Year")	("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	10% (1)	0% (2)	20% (1)	10% (1)

(1)
The 2017/2019 Treaty was a two-year treaty; quota share reinsurance rate was reduced to 10% effective July 1, 2018 (the “2018 Cut-off”).
(2)
The 2017/2019 Treaty expired on a run-off basis effective July 1, 2019 (the “2019 Run-off”).
See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2019, 2018 and 2017.

Net written premiums increased $19,653,000, or 22.4%, to $107,420,000 in Nine Months 2019 from $87,767,000 in Nine Months 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still inforce will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there is no return of unearned premiums under this arrangement. The 2018 Cut-off on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2019, our ceded excess of loss reinsurance premiums increased by $231,000 over the comparable ceded premiums for Nine Months 2018. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Nine Months 2019, our premiums ceded under catastrophe treaties increased by $3,301,000 over the comparable ceded premiums in Nine Months 2018. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth, and an increase in reinsurance rates effective July 1, 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $20,541,000, or 27.6%, to $95,017,000 in Nine Months 2019 from $74,476,000 in Nine Months 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective: (1) July 1, 2019 as a result of the expiration and non-renewal of the 2017/2019 Treaty, and (2) July 1, 2018, as a result of the reduction in the quota share reinsurance rates.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Nine Months 2019 and Nine Months 2018. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	January 1,	July 1,	January 1,	July 1,
	to	to	to	to
	June 30,	September 30,	June 30,	September 30,
	("2018/2019 Treaty Year")	("2019/2020 Run-off Year")	("2017/2018 Treaty Year")	("2018/2019 Treaty Year")

Provisional ceding commission rate on quota share treaty
Personal lines	53%	0% (1)	53%	53%

(1)
The 2017/2019 Treaty expired on a run-off basis effective July 1, 2019, allowing for provisional ceding commissions to be earned during the 2019/2020 Run-off Year.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$4,001	$5,468	$(1,467)	(26.8)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(1,018)	(578)	(440)	76.1%
Effect of catastrophes on ceding commissions earned	-	(459)	459	n/a
Contingent ceding commissions earned	(1,018)	(1,037)	19	(1.8)%

Total ceding commission revenue	$2,983	$4,431	$(1,448)	(32.7)%

Ceding commission revenue was $2,983,000 in Nine Months 2019 compared to $4,431,000 in Nine Months 2018. The decrease of $1,448,000, or 32.7%, was due to a decrease in provisional ceding commissions earned, partially offset by an increase in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the reduction in quota share reinsurance rates (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $1,467,000 decrease in provisional ceding commissions earned is primarily due to: (1) the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018, and (2) the elimination of the 10% quota share effective July 1, 2019. There was a reduction in ceded premiums in Nine Months 2019 available from which to earn ceding commissions compared to Nine Months 2018. The decrease was partially offset by an increase in personal lines direct written premiums subject to the quota share.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we received under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under the 2017/2019 Treaty “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Nine Months 2018, catastrophe losses of $1,497,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio; accordingly, in Nine Months 2019, catastrophe losses of $808,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for information as to our personal lines quota share treaty effective July 1, 2019, 2018 and 2017.

Net Investment Income

Net investment income was $5,200,000 in Nine Months 2019 compared to $4,543,000 in Nine Months 2018. The increase of $657,000, or 14.5%, was due to an increase in average invested assets in Nine Months 2019. The average yield on invested assets was 3.62% as of September 30, 2019 compared to 3.37% as of September 30, 2018. The pre-tax equivalent yield on invested assets was 3.45% and 3.44% as of September 30, 2019 and 2018, respectively.

Cash and invested assets were $221,610,000 as of September 30, 2019 compared to $196,595,000 as of September 30, 2018. The $25,015,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the period after September 30, 2018.

Net Gains and Losses on Investments

Net gains on investments were $3,712,000 in Nine Months 2019 compared to a net loss of $278,000 in Nine Months 2018. Unrealized gains on our equity securities and other investments in Nine Months 2019 were $3,767,000, compared to an unrealized gain of $99,000 in Nine Months 2018. Realized losses on sales of investments were $55,000 and $377,000 in Nine Months 2019 and Nine Months 2018, respectively.

Other Income

Other income was $1,192,000 in Nine Months 2019 compared to $962,000 in Nine Months 2018. The increase of $230,000, or 23.9%, was primarily due to commission revenue from Cosi and an increase in installment and other fees earned in our insurance underwriting business in Nine Months 2019.

Net Loss and LAE

Net loss and LAE was $71,588,000 in Nine Months 2019 compared to $41,739,000 in Nine Months 2018. The net loss ratio was 75.3% in Nine Months 2019 compared to 56.0% in Nine Months 2018, an increase of 19.3 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

During Nine Months 2019, the loss ratio was 75.3%, a 19.3 point increase compared to Nine Months 2018. The loss ratio for Nine Months 2019 is elevated primarily due to prior year loss development of $11.1 million, which has an 11.7 point effect on the loss ratio. This compares to 0.2 points of prior year loss development in Nine Months 2018, or an increase of 11.5 points from the impact of prior year loss development. Unfavorable claim resolution trends led to a complete review of open liability case reserves. The review determined that case reserve strengthening was required, of which, $8.8 million of these case reserve adjustments were from commercial lines liability claims. These case reserve adjustments demonstrated the high volatility of our commercial lines business and contributed to our decision to no longer underwrite these risks. This prior year loss development significantly increased the ultimate loss ratio projections for the commercial lines business in accident years 2014 and forward. Excluding commercial lines, prior year development for Nine Months 2019 had a 2.7 point impact on our loss ratio, compared to a 0.7 point impact of prior year loss development for Nine Months 2018.

The impact of catastrophes, although lower than through Nine Months 2018, is significant and above average in both nine month periods. Through Nine Months 2019, catastrophe losses have a 7.3 point impact on the loss ratio, compared to an 8.2 point impact for Nine Months 2018, or a reduction in the impact of catastrophes of 0.9 points. The average catastrophe impact for the five years ending 2018 has been 3.8 points, so both Nine Months 2018 and Nine Months 2019 have a significantly higher catastrophe impact than normal. Although there have been seven PCS catastrophe events affecting Kingstone in Nine Months 2019, 64% of net losses or 4.6 points of the impact relates to the first winter freeze event in Mid-January.

The underlying loss ratio excluding the impact of catastrophes and prior year loss development was 56.3% for Nine Months 2019, an increase of 8.6 points from the 47.7% underlying loss ratio recorded for Nine Months 2018.  The underlying loss ratio increased compared to Nine Months 2018 due to continued increases in average claim severity for non-weather water damage property claims as well as increased large fire claim activity. In addition, the underlying loss ratio for Nine Months 2019 is affected by increased loss ratio expectations for commercial lines as a result of increases in prior year loss ratio estimates for that business as noted above. Excluding commercial lines, the underlying loss ratio excluding the impact of catastrophes and prior year development for Nine Months 2019 was 52.5%, an increase of 6.34 points from the 46.1% underlying loss ratio recorded for Nine Months 2018. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $21,932,000 in Nine Months 2019 or 18.7% of direct earned premiums. Commission expense was $18,411,000 in Nine Months 2018 or 18.9% of direct earned premiums. The increase of $3,521,000 is primarily due to the increase in direct earned premiums for Nine Months 2019 as compared to Nine Months 2018.

Other Underwriting Expenses

Other underwriting expenses were $17,983,000 in Nine Months 2019 compared to $15,301,000 in Nine Months 2018. The increase of $2,682,000, or 17.5%, was primarily due to expenses related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. The other underwriting expense increase of 17.5 points was less than the 19.7 point increase in total direct written premiums.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $7,637,000 in Nine Months 2019 compared to $6,862,000 in Nine Months 2018. The increase of $775,000, or 11.3%, was less than the 19.7% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, as well as annual increases in salaries.

Our net underwriting expense ratio in Nine Months 2019 was 37.8% compared to 38.1% in Nine Months 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2019	2018	Point Change

Other underwriting expenses
Employment costs	8.0%	9.2%	(1.2)
Underwriting fees (inspections/data services)	2.4	2.4	-
Other expenses	8.4	9.0	(0.6)
Total other underwriting expenses	18.8	20.6	(1.8)

Ceding commission revenue
Provisional	(4.2)	(7.3)	3.1
Contingent	1.1	1.4	(0.3)
Total ceding commission revenue	(3.1)	(5.9)	2.8

Other income	(1.0)	(1.3)	0.3
Commission expense	23.1	24.7	(1.6)

Net underwriting expense ratio	37.8%	38.1%	(0.3)

The 1.8 percentage point decrease in our other underwriting expense ratio was driven by a decline of 1.2 percentage points from the impact of employment costs.

The overall 3.1 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018 and run-off to our expired quota share treaty on July 1, 2019. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions improved in nearly all categories, resulting in an overall 0.3 percentage point decrease in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,774,000 for Nine Months 2019 compared to $1,774,000 for Nine Months 2018. The increase in Nine Months 2019 of $1,000,000, or 56.4%, as compared to Nine Months 2018 was primarily due to increases in equity compensation and salaries, partially offset by a decrease in executive bonuses. The increase in salary was due to the initial hiring of staff for Cosi and the increase in equity compensation was due to 2019 annual restricted stock awards to directors and executives. Executive bonus compensation is accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Executive Chairman and current Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of September 30, 2019 the three-year computation did not meet the required terms of profitability, resulting in the reversal of $698,000 previously accrued.

Depreciation and Amortization

Depreciation and amortization was $1,876,000 in Nine Months 2019 compared to $1,274,000 in Nine Months 2018. The increase of $602,000, or 47.3%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states and newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense for Nine Months 2019 was $1,370,000 compared to $1,365,000 in Nine Months 2018.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit/Expense

Income tax benefit in Nine Months 2019 was $1,998,000, which resulted in an effective tax rate of 21.2%. Income tax expense in Nine Months 2018 was $296,000, which resulted in an effective tax rate of 6.9%. Loss before taxes was $9,419,000 in Nine Months 2019 compared to income before taxes of $4,269,000 in Nine Months 2018.

Net Loss/Income

Net loss was $7,421,000 in Nine Months 2019 compared to net income of $3,973,000 in Nine Months 2018. The decrease in net income of $11,394,000 was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting and operating expenses, and depreciation and amortization, partially offset by the increase in our net premiums earned, net investment income, and net gains on investments.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$46,023	$38,785	$7,238	18.7%
Assumed written premiums	1	-	1	na %
	46,024	38,785	7,239	18.7%
Ceded written premiums
Ceded to quota share treaties (1)	147	(1,473)	1,620	(110.0)%
Ceded to excess of loss treaties	386	392	(6)	(1.5)%
Ceded to catastrophe treaties	5,053	3,764	1,289	34.2%
Total ceded written premiums	5,586	2,683	2,903	108.2%

Net written premiums	40,438	36,102	4,336	12.0%

Change in unearned premiums
Direct and assumed	(4,581)	(4,435)	(146)	3.3%
Ceded to quota share treaties	(1,637)	(4,133)	2,496	(60.4)%
Change in net unearned premiums	(6,218)	(8,568)	2,350	(27.4)%

Premiums earned
Direct and assumed	41,443	34,351	7,092	20.6%
Ceded to reinsurance treaties	(7,223)	(6,817)	(406)	6.0%
Net premiums earned	34,220	27,534	6,686	24.3%

Ceding commission revenue	1,030	1,045	(15)	(1.4)%
Net investment income	1,856	1,602	254	15.9%
Net gains on investments	998	352	646	183.5%
Other income	496	353	143	40.5%
Total revenues	38,600	30,886	7,714	25.0%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,518	16,705	9,813	58.7%
Losses from catastrophes (2)	491	244	247	101.2%
Total direct and assumed loss and loss adjustment expenses	27,009	16,949	10,060	59.4%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,182	3,798	(1,616)	(42.5)%
Losses from catastrophes (2)	45	(146)	191	(130.8)%
Total ceded loss and loss adjustment expenses	2,227	3,652	(1,425)	(39.0)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	24,335	12,907	11,428	88.5%
Losses from catastrophes (2)	446	390	56	14.4%
Net loss and loss adjustment expenses	24,781	13,297	11,484	86.4%

Commission expense	7,779	6,594	1,185	18.0%
Other underwriting expenses	6,431	5,194	1,237	23.8%
Other operating expenses	705	683	22	3.2%
Depreciation and amortization	646	440	206	46.8%
Interest expense	457	457	-	-%
Total expenses	40,799	26,665	14,135	53.0%

(Loss) income before taxes	(2,199)	4,221	(6,420)	(152.1)%
Income tax (benefit) expense	(474)	287	(761)	(265.2)%
Net (loss) income	$(1,725)	$3,934	$(5,659)	(143.8)%

(1) Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. Effective July 1, 2019, our personal lines 10% quota share treaty expired on a run-off basis.

(2) The three months ended September 30, 2019 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2019	2018	Percentage Point Change	Percent Change
Key ratios:
Net loss ratio	72.4%	48.3%	24.1	49.9%
Net underwriting expense ratio	37.5%	37.7%	(0.2)	(0.5)%
Net combined ratio	109.9%	86.0%	23.9	27.8%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2019 (“Three Months 2019”) were $46,023,000 compared to $38,785,000 during the three months ended September 30, 2018 (“Three Months 2018”). The increase of $7,238,000, or 18.7%, was primarily due to an increase in policies in-force during Three Months 2019 as compared to Three Months 2018 driven by continued growth in new business. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 17.7% as of September 30, 2019 compared to September 30, 2018.

In 2017, we started writing homeowners’ policies in New Jersey and Rhode Island. We began writing homeowners policies in Massachusetts in 2018 and Connecticut in March of 2019. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $7,371,000 in Three Months 2019, compared to $2,855,000 in Three Months 2018.

Net Written Premiums and Net Premiums Earned

Our personal lines quota share reinsurance treaties in effect for Three Months 2019 and Three Months 2018 were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Three Months 2019 and Three Months 2018 under the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended September 30,
	2019	2018
	("2019/2020 Run-off Year")	("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	0% (2)	10% (1)

(1)
The 2017/2019 Treaty was a two-year treaty; quota share reinsurance rate was reduced to 10% effective July 1, 2018 (the “2018 Cut-off”).
(2)
The 2017/2019 Treaty expired on a run-off basis effective July 1, 2019 (the “2019 Run-off”).
See “Reinsurance” below for changes to our personal lines quota share treaties effective July 1, 2019, 2018 and 2017.

Net written premiums increased $4,336,000, or 12.0%, to $40,438,000 in Three Months 2019 from $36,102,000 in Three Months 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still inforce will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there is no return of unearned premiums under this arrangement. The 2018 Cut-off on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

Excess of loss reinsurance treaties

An increase in written premiums will, to a lesser extent, increase the premiums ceded under our excess of loss treaties. In Three Months 2019, our ceded excess of loss reinsurance premiums increased by $122,000 over the comparable ceded premiums for Three Months 2018. The increase is due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaty. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaty provided that reinsurance rates are stable or are increasing. In Three Months 2019, our premiums ceded under catastrophe treaties increased by $1,289,000 over the comparable ceded premiums for Three Months 2018. The change was due to an increase in our catastrophe limit purchases, an increase in premiums subject to catastrophe reinsurance due to continued growth, and an increase in reinsurance rates. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $6,686,000, or 24.3%, to $34,220,000 in Three Months 2019 from $27,534,000 in Three Months 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective: (1) July 1, 2019 as a result of the expiration and non-renewal of the 2017/2019 Treaty, and (2) July 1, 2018, as a result of the reduction in the quota share reinsurance rates.

Ceding Commission Revenue

The following table details the quota share provisional ceding commission rates in effect during Three Months 2019 and Three Months 2018. This table should be referred to in conjunction with the discussion for ceding commission revenue that follows.

	Three months ended
	September 30,
	2019	2018
	("2019/2020 Run-off Year")	("2018/2019 Treaty Year ")

Provisional ceding commission rate on quota share treaty
Personal lines	0% (1)	53%

(1)
The 2017/2019 Treaty expired on a run-off basis effective July 1, 2019, allowing for provisional ceding commissions to be earned during the 2019/2020 Run-off Year.

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$1,320	$1,255	$65	5.2%
Contingent ceding commissions earned	(290)	(210)	(80)	38.1%

Total ceding commission revenue	$1,030	$1,045	$(15)	(1.4)%

Ceding commission revenue was $1,030,000 in Three Months 2019 compared to $1,045,000 in Three Months 2018. The decrease of $15,000, or 1.4%, was due to an increase in provisional ceding commissions earned, partially offset by a decrease in contingent ceding commissions earned. See below for discussion of provisional ceding commissions earned and contingent ceding commissions earned.

 Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $65,000 increase in provisional ceding commissions earned is primarily due the increase in personal lines direct written premiums subject to the quota share before the effective date of the 2019 Run-off and the continuation of ceded earned premiums in the 2019/2020 Run-off Year.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we received under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under the 2017/2019 Treaty “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Three Months 2018, catastrophe losses of $1,497,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio; accordingly, in Three Months 2019, catastrophe losses of $808,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for information as to our personal lines quota share treaty effective July 1, 2019, 2018 and 2017.

Net Investment Income

Net investment income was $1,856,000 in Three Months 2019 compared to $1,602,000 in Three Months 2018. The increase of $254,000, or 15.9%, was due to an increase in average invested assets in Three Months 2019. The average yield on invested assets was 3.62% as of September 30, 2019 compared to 3.72% as of September 30, 2018. The pre-tax equivalent yield on invested assets was 3.37% and 3.44% as of September 30, 2019 and 2018, respectively.

Cash and invested assets were $221,610,000 as of September 30, 2019, compared to $196,595,000 as of September 30, 2018. The $25,015,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the period after September 30, 2018.

Net Gains and Losses on Investments

Net gains on investments were $998,000 and $352,000 in Three Months 2019 and Three Months 2018, respectively. Unrealized gains on our equity securities and other investments were $1,007,000 and $409,000 in Three Months 2019 and Three Months 2018, respectively. Realized losses on sales of investments were $8,000 and $57,000 in Three Months 2019 and Three Months 2018, respectively.

Other Income

Other income was $496,000 in Three Months 2019 compared to $353,000 in Three Months 2018. The increase of $143,000, or 40.5%, was primarily due to commission revenue from Cosi and an increase in installment and other fees earned in our insurance underwriting business in Three Months 2019.

Net Loss and LAE

Net loss and LAE was $24,781,000 in Three Months 2019 compared to $13,297,000 in Three Months 2018. The net loss ratio was 72.4% in Three Months 2019 compared to 48.3% in Three Months 2018, an increase of 24.1 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

During Three Months 2019, the net loss ratio increased by 24.1 points compared to Three Months 2018 for several reasons. First, a continued evaluation of case reserve levels resulted in an additional $5.0 million of prior year development for the quarter, impacting the quarterly loss ratio by 14.7 points. This compares to 0.4 points of favorable prior year loss development in Three Months 2018, or an increase in the impact of prior year loss development of 15.1 points. Prior year loss development for the quarter was primarily related to older liability claims, of which, $4.4 million were related to commercial lines liability claims. During the quarter, an external actuarial review was completed that was specific to those lines affected by liability case reserve adjustments made earlier in the year. The external review analyzed the adequacy of a sampling of individual case reserves after the case reserve adjustments. Following this external review, it was determined that additional adjustments to IBNR and expected ultimate losses for prior years were needed. This resulted in the additional prior year loss development recorded during the Three Months 2019. Excluding commercial lines, the impact of prior year development in Three Months 2019 was 2.0 points, compared to 1.5 points of favorable prior year development in Three Months 2018, or an increase in the impact of prior year development of 3.5 points. The impact from catastrophe losses during the Three Months 2019 was 1.3 points, compared to a 1.4 point impact from catastrophes for the Three Months 2018, or a reduction in the impact of catastrophes of 0.1 point.

The underlying loss ratio excluding the impact of catastrophes and prior year development was 56.4% in Three Months 2019, compared to 47.3% in Three Months 2018, an increase of 9.1 points.  The underlying loss ratio increased for three reasons. First, continued higher claim severity was observed for personal lines related to non-weather related water claims. Second, fire claim activity was unusually high for Three Months 2019 in personal lines. Third, the external actuarial review of reserve levels resulted in a higher commercial lines loss ratio expectation for the current accident year than was recorded for Three Months 2018. Excluding commercial lines, the underlying loss ratio excluding the impact of catastrophes and prior year development was 51.4% in Three Months 2019, compared to 45.9% in Three Months 2018, or an increase of 5.5 points. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $7,779,000 in Three Months 2019 or 18.8% of direct earned premiums. Commission expense was $6,594,000 in Three Months 2018 or 19.2% of direct earned premiums. The increase of $1,185,000 is due to the increase in direct earned premiums in Three Months 2019 as compared to Three Months 2018. The decrease in commission rate was due to the decrease in commercial lines premiums related to our decision to stop writing theses lines beginning in July 2019. Commercial lines has a lower average commission rate than our other continuing lines of business.

Other Underwriting Expenses

Other underwriting expenses were $6,431,000 in Three Months 2019 compared to $5,194,000 in Three Months 2018. The increase of $1,237,000, or 23.8%, was primarily due to expenses related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. The 23.8% increase in other underwriting expenses was greater than the 18.7% increase in total direct written premiums. The greater increase in other underwriting expenses compared to direct written premium growth is primarily due to the decline in commercial lines premiums written.

The largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,737,000 in Three Months 2019 compared to $2,339,000 in Three Months 2018. The increase of $398,000, or 17.0%, was less than the 18.7% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, as well as annual increases in salaries.

Our net underwriting expense ratio in Three Months 2019 was 37.5% compared to 37.7% in Three Months 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended September 30,
	2019	2018	Percentage Point Change
Other underwriting expenses
Employment costs	8.0%	8.5%	(0.5)
Underwriting fees (inspections/data services)	2.3	2.4	(0.1)
Other expenses	8.6	7.9	0.7
Total other underwriting expenses	18.9	18.8	0.1

Ceding commission revenue
Provisional	(3.9)	(4.6)	0.7
Contingent	0.8	0.8	-
Total ceding commission revene	(3.1)	(3.8)	0.7

Other income	(1.0)	(1.2)	0.3
Commission expense	22.7	23.9	(1.2)

Net underwriting expense ratio	37.5%	37.7%	(0.2)

The overall 0.7 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018 and run-off to our expired quota share treaty on July 1, 2019. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions improved in nearly all categories, resulting in an overall 0.2 percentage point decrease in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $705,000 for Three Months 2019 compared to $683,000 for Three Months 2018. The increase in Three Months 2019 of $22,000, or 3.2%, compared to Three Months 2018, was primarily due to increases in equity compensation, salaries, professional fees and Cosi commission expense, partially offset by a decrease in executive bonuses. The increase in salary was due to the initial hiring of staff for Cosi and the increase in equity compensation was due to 2019 annual restricted stock awards to directors and executives. Executive bonus compensation is accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Executive Chairman and current Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of September 30, 2019 the three-year computation did not meet the required terms of profitability, resulting in the reversal of $698,000 previously accrued.

Depreciation and Amortization

Depreciation and amortization was $646,000 in Three Months 2019 compared to $440,000 in Three Months 2018. The increase of $206,000, or 46.8%, in depreciation and amortization was primarily due to depreciation of our new system platform for processing business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Three Months 2019 and Three Months 2018 was $457,000. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit/Expense

Income tax benefit in Three Months 2019 was $474,000, which resulted in an effective tax rate of 21.6%. Income tax expense in Three Months 2018 was $287,000, which resulted in an effective tax rate of 6.8%. Loss before taxes was $2,199,000 in Three Months 2019 compared to income before taxes of $4,221,000 in Three Months 2018.

Net Loss/Income

Net loss was $1,725,000 in Three Months 2019 compared to net income of $3,934,000 in Three Months 2018. The decrease in net income of $5,659,000, or 143.8%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting expenses, depreciation and amortization and interest expense, partially offset by the increase in our net premiums earned, net investment income and gains on investments.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross premiums written:
Personal lines	$40,996,459	$32,544,609	$109,143,415	$87,022,189
Livery physical damage	2,590,434	2,363,844	8,199,269	7,142,413
Other(1)	401,073	69,486	535,950	186,285
Total without commercial lines	43,987,966	34,977,939	117,878,634	94,350,887
Commercial lines (in run-off effective July 2019)(2)	2,036,185	3,807,533	10,455,421	12,825,369
Total gross premiums written	$46,024,151	$38,785,472	$128,334,055	$107,176,256

Net premiums written:
Personal lines(3)	$35,442,970	$30,352,772	$89,287,063	$69,016,575
Livery physical damage	2,590,434	2,363,844	8,199,269	7,142,413
Other(1)	400,317	73,449	522,596	169,709
Total without commercial lines	38,433,721	32,790,065	98,008,928	76,328,697
Commercial lines (in run-off effective July 2019)(2)	2,004,152	3,311,707	9,411,053	11,438,135
Total net premiums written	$40,437,873	$36,101,772	$107,419,981	$87,766,832

Net premiums earned:
Personal lines(3)	$27,487,526	$21,537,581	$75,737,374	$56,809,219
Livery physical damage	2,712,283	2,398,005	7,850,822	7,320,065
Other(1)	275,324	56,091	392,745	150,942
Total without commercial lines	30,475,133	23,991,677	83,980,941	64,280,226
Commercial lines (in run-off effective July 2019)(2)	3,744,877	3,542,230	11,036,237	10,195,912
Total net premiums earned	$34,220,010	$27,533,907	$95,017,178	$74,476,138

Net loss and loss adjustment expenses(4):
Personal lines	$14,389,168	$9,652,796	$46,666,275	$31,096,528
Livery physical damage	1,395,630	894,874	3,816,390	3,160,670
Other(1)	246,811	(63,570)	573,376	313,408
Unallocated loss adjustment expenses	726,778	548,819	2,072,570	1,654,466
Total without commercial lines	16,758,387	11,032,919	53,128,611	36,225,072
Commercial lines (in run-off effective July 2019)(2)	8,022,931	2,263,789	18,459,239	5,514,051
Total net loss and loss adjustment expenses	$24,781,318	$13,296,708	$71,587,850	$41,739,123

Net loss ratio(4):
Personal lines	52.3%	44.8%	61.6%	54.7%
Livery physical damage	51.5%	37.3%	48.6%	43.2%
Other(1)	89.6%	-113.3%	146.0%	207.6%
Total without commercial lines	55.0%	46.0%	63.3%	56.4%

Commercial lines (in run-off effective July 2019)(2)	214.2%	63.9%	167.3%	54.1%
Total	72.4%	48.3%	75.3%	56.0%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2018 and 2017.
(4)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the three and nine months ended September 30, 2019 and 2018.

Insurance Underwriting Business on a Standalone Basis
Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Net premiums earned	$34,220,010	$27,533,907	$95,017,178	$74,476,138
Ceding commission revenue	1,029,582	1,044,529	2,982,960	4,430,855
Net investment income	1,832,523	1,544,327	5,129,947	4,459,479
Net gains (losses) on investments	995,040	346,300	3,652,189	(283,061)
Other income	340,505	352,476	992,097	937,264
Total revenues	38,417,660	30,821,539	107,774,371	84,020,675

Expenses
Loss and loss adjustment expenses	24,781,318	13,296,708	71,587,850	41,739,123
Commission expense	7,779,344	6,594,323	21,931,933	18,411,460
Other underwriting expenses	6,430,734	5,193,679	17,983,174	15,301,168
Depreciation and amortization	622,222	440,383	1,804,265	1,273,975
Total expenses	39,613,618	25,525,093	113,307,222	76,725,726

(Loss) income from operations	(1,195,958)	5,296,446	(5,532,851)	7,294,949
Income tax (benefit) expense	(293,183)	1,075,104	(1,251,113)	1,452,750
Net (loss) income	$(902,775)	$4,221,342	$(4,281,738)	$5,842,199

Key Measures:
Net loss ratio	72.4%	48.3%	75.3%	56.0%
Net underwriting expense ratio	37.5%	37.7%	37.8%	38.1%
Net combined ratio	109.9%	86.0%	113.1%	94.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,210,078	$11,788,002	$39,915,107	$33,712,628
Less: Ceding commission revenue	(1,029,582)	(1,044,529)	(2,982,960)	(4,430,855)
Less: Other income	(340,505)	(352,476)	(992,097)	(937,264)
Net underwriting expenses	$12,839,991	$10,390,997	$35,940,050	$28,344,509

Net premiums earned	$34,220,010	$27,533,907	$95,017,178	$74,476,138

Net Underwriting Expense Ratio	37.5%	37.7%	37.8%	38.1%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2019
Written premiums	$128,333,117	$938	$(20,914,074)	$107,419,981
Change in unearned premiums	(11,035,993)	(559)	(1,366,251)	(12,402,803)
Earned premiums	$117,297,124	$379	$(22,280,325)	$95,017,178

Loss and loss adjustment expenses exluding
the effect of catastrophes	$72,683,118	$(917)	$(8,041,028)	$64,641,173
Catastrophe loss	7,755,089	-	(808,412)	6,946,677
Loss and loss adjustment expenses	$80,438,207	$(917)	$(8,849,440)	$71,587,850

Loss ratio excluding the effect of catastrophes	62.0%	-242.0%	36.1%	68.0%
Catastrophe loss	6.6%	0.0%	3.6%	7.3%
Loss ratio	68.6%	-242.0%	39.7%	75.3%

Nine months ended September 30, 2018
Written premiums	$107,175,413	$842	$(19,409,423)	$87,766,832
Change in unearned premiums	(9,930,503)	3,762	(3,363,953)	(13,290,694)
Earned premiums	$97,244,910	$4,604	$(22,773,376)	$74,476,138

Loss and loss adjustment expenses exluding
the effect of catastrophes	$42,575,980	$27,037	$(6,983,566)	$35,619,451
Catastrophe loss	10,804,633	-	(4,684,961)	6,119,672
Loss and loss adjustment expenses	$53,380,613	$27,037	$(11,668,527)	$41,739,123

Loss ratio excluding the effect of catastrophes	43.8%	587.3%	30.7%	47.8%
Catastrophe loss	11.1%	0.0%	20.5%	8.2%
Loss ratio	54.9%	587.3%	51.2%	56.0%

Three months ended September 30, 2019
Written premiums	$46,023,290	$861	$(5,586,278)	$40,437,873
Change in unearned premiums	(4,579,777)	(761)	(1,637,325)	(6,217,863)
Earned premiums	$41,443,513	$100	$(7,223,603)	$34,220,010

Loss and loss adjustment expenses exluding
the effect of catastrophes	$26,516,544	$1,164	$(2,182,511)	$24,335,197
Catastrophe loss	491,362	-	(45,241)	446,121
Loss and loss adjustment expenses	$27,007,906	$1,164	$(2,227,752)	$24,781,318

Loss ratio excluding the effect of catastrophes	64.0%	1164.0%	30.2%	71.1%
Catastrophe loss	1.2%	0.0%	0.6%	1.3%
Loss ratio	65.2%	1164.0%	30.8%	72.4%

Three months ended September 30, 2018
Written premiums	$38,785,453	$18	$(2,683,699)	$36,101,772
Change in unearned premiums	(4,435,174)	698	(4,133,389)	(8,567,865)
Earned premiums	$34,350,279	$716	$(6,817,088)	$27,533,907

Loss and loss adjustment expenses exluding
the effect of catastrophes	$16,700,865	$4,104	$(3,797,536)	$12,907,433
Catastrophe loss	243,244	-	146,031	389,275
Loss and loss adjustment expenses	$16,944,109	$4,104	$(3,651,505)	$13,296,708

Loss ratio excluding the effect of catastrophes	48.6%	573.2%	55.7%	46.9%
Catastrophe loss	0.7%	0.0%	-2.1%	1.4%
Loss ratio	49.3%	573.2%	53.6%	48.3%

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net premiums earned	$34,220,010	$27,533,907	$95,017,178	$74,476,138
Ceding commission revenue	1,029,582	1,044,529	2,982,960	4,430,855
Other income	340,505	352,476	992,097	937,264

Loss and loss adjustment expenses (1)	24,781,318	13,296,708	71,587,850	41,739,123

Acquistion costs and other underwriting expenses:
Commission expense	7,779,344	6,594,323	21,931,933	18,411,460
Other underwriting expenses	6,430,734	5,193,679	17,983,174	15,301,168
Total acquistion costs and other
underwriting expenses	14,210,078	11,788,002	39,915,107	33,712,628

Underwriting (loss) income	$(3,401,299)	$3,846,202	$(12,510,722)	$4,392,506

Key Measures:
Net loss ratio excluding the effect of catastrophes	71.1%	46.9%	68.0%	47.8%
Effect of catastrophe loss on net loss ratio (1)	1.3%	1.4%	7.3%	8.2%
Net loss ratio	72.4%	48.3%	75.3%	56.0%

Net underwriting expense ratio excluding the
effect of catastrophes	37.5%	37.7%	37.8%	37.5%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.0%	0.6%
Net underwriting expense ratio	37.5%	37.7%	37.8%	38.1%

Net combined ratio excluding the effect
of catastrophes	108.6%	84.6%	105.8%	85.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	1.3%	1.4%	7.3%	8.8%
Net combined ratio	109.9%	86.0%	113.1%	94.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,210,078	$11,788,002	$39,915,107	$33,712,628
Less: Ceding commission revenue (2)	(1,029,582)	(1,044,529)	(2,982,960)	(4,430,855)
Less: Other income	(340,505)	(352,476)	(992,097)	(937,264)
	$12,839,991	$10,390,997	$35,940,050	$28,344,509

Net earned premium	$34,220,010	$27,533,907	$95,017,178	$74,476,138

Net Underwriting Expense Ratio	37.5%	37.7%	37.8%	38.1%

(1) For the three months ended September 30, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $446,121and $389,276, respectively. For the nine months ended September 30, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $6,946,677 and $6,119,672, respectively.

(2) For the nine months ended September 30, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $267,508 decrease in other underwriting expenses.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of September 30, 2019 and December 31, 2018:

	September 30, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,243,486	$156,066	$-	$-	$8,399,552	5.1%

Political subdivisions of States,
Territories and Possessions	5,662,999	187,006	-	-	5,850,005	3.5%

Corporate and other bonds
Industrial and miscellaneous	124,956,806	5,365,954	(33,073)	(20,893)	130,268,794	78.3%

Residential mortgage and other
asset backed securities (1)	21,737,713	297,257	(19,924)	(312,685)	21,702,361	13.1%
Total fixed-maturity securities	$160,601,004	$6,006,283	$(52,997)	$(333,578)	$166,220,712	100.0%

(1)
In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2019, the estimated fair value of the eligible investments was approximately $5,144,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2019, there was no outstanding balance on the FHLBNY credit line.

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

(1)
 In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHLBNY. As of December 31, 2018, the estimated fair value of the eligible investments was $5,116,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2018, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,415,227	$394,815	$(16,042)	$8,794,000	37.4%
Common stocks and exchange
traded mutual funds	13,655,339	1,537,211	(487,351)	14,705,199	62.6%
Total	$22,070,566	$1,932,026	$(503,393)	$23,499,199	100.0%

	December 31, 2018
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956	37.1%
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660	62.9%
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616	100.0%

Other Investments

Pursuant to ASC 820 “Fair Value Measurement,” an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross unrealized gains and losses of our other investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$426,523	$2,425,904	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$426,523	$2,425,904	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of investments in held-to-maturity securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,539	$153,088	$-	$-	$882,627	21.4%

Political subdivisions of States,
Territories and Possessions	998,668	50,357	-	-	1,049,025	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,298	98,434	-	-	2,195,732	53.2%

Total	$3,825,505	$301,879	$-	$-	$4,127,384	100.0%

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	19.7%

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	23.3%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	57.0%

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2019 and December 31, 2018 is shown below:

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$623,000	$629,143	$-	$-
One to five years	2,098,950	2,214,947	2,996,685	3,036,531
Five to ten years	497,016	529,255	619,663	635,846
More than 10 years	606,539	754,039	606,507	754,039
Total	$3,825,505	$4,127,384	$4,222,855	$4,426,416

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2019 and December 31, 2018 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2019		December 31, 2018
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$8,399,552	5.1%	$8,220,381	5.4%

Corporate and municipal bonds
AAA	979,300	0.6%	979,123	0.6%
AA	7,414,656	4.5%	8,350,910	5.5%
A	35,473,122	21.3%	27,665,961	18.2%
BBB	92,251,719	55.5%	85,095,907	56.1%
Total corporate and municipal bonds	136,118,797	81.9%	122,091,901	80.4%

Residential mortgage backed securities
AAA	1,000,077	0.6%	999,640	0.7%
AA	16,706,728	10.1%	12,743,906	8.5%
A	1,530,921	0.9%	4,777,356	3.1%
CCC	1,224,118	0.7%	1,440,825	0.9%
CC	89,808	0.1%	109,648	0.1%
C	20,029	0.0%	24,050	0.0%
D	221,766	0.1%	390,542	0.3%
Non rated	908,915	0.5%	979,267	0.6%
Total residential mortgage backed securities	21,702,362	13.0%	21,465,234	14.2%

Total	$166,220,711	100.0%	$151,777,516	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2019 and December 31, 2018:

Category	September 30, 2019	December 31, 2018
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.13%	2.20%

Political subdivisions of States,
Territories and Possessions	3.48%	3.62%

Corporate and other bonds
Industrial and miscellaneous	3.73%	4.11%

Residential mortgage and other asset backed securities	2.44%	1.94%

Total	3.47%	3.68%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Weighted average effective maturity	4.8	5.6

Weighted average final maturity	6.3	6.9

Effective duration	4.3	4.6

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2019 and December 31, 2018, 84% and 81%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$0	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	3,258,185	(33,073)	6	3,170,889	(20,893)	6	6,429,074	(53,966)

Residential mortgage and other
asset backed securities	3,008,874	(19,924)	3	15,596,316	(312,685)	23	18,605,190	(332,609)

Total fixed-maturity
securities	$6,267,059	$(52,997)	9	$18,767,205	$(333,578)	29	$25,034,264	$(386,575)

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

 There were 38 securities at September 30, 2019 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 156 securities at December 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the nine months ended September 30, 2019, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the nine months ended September 30, 2019, KICO paid dividends of $5,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which isJune 30, 2019, and are due and payable within one year of borrowing. The maximum allowable advance as of September 30, 2019, based on the net admitted assets as of June 30, 2019, was approximately $11,502,000. Advances are limited to 90% of the amount of available collateral, which was approximately $4,630,000 as of September 30, 2019. There were no borrowings under this facility during the nine months ended September 30, 2019.

As of September 30, 2019, invested assets and cash in our holding company totaled approximately $5,616,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2019	2018

Cash flows provided by (used in):
Operating activities	$19,537,965	$18,197,327
Investing activities	(12,085,316)	(32,299,835)
Financing activities	(2,952,002)	(4,385,449)
Net increase (decrease) in cash and cash equivalents	4,500,647	(18,487,957)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$25,639,050	$29,893,676

Net cash provided by operating activities was $19,538,000 in Nine Months 2019 as compared to $18,197,000 provided in Nine Months 2018. The $1,341,000 increase in cash flows provided by operating activities in Nine Months 2019 was primarily a result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by a decrease in net income (adjusted for non-cash items) of $16,409,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by the growth in its operations which are described above.

Net cash used in investing activities was $12,085,000 in Nine Months 2019 compared to $32,300,000 used in Nine Months 2018. The $20,215,000 decrease in net cash used in investing activities was the result of a $32,284,000 decrease in acquisitions of invested assets, partially offset by a $10,882,000 decrease in sales or maturities of invested assets and a $1,187,000 increase in fixed asset acquisitions in Nine Months 2019.

Net cash used in financing activities was $2,952,000 in Nine Months 2019 compared to $4,385,000 used in Nine Months 2018. The $1,433,000 decrease in net cash used in financing activities was attributable to higher dividends and withholding taxes paid on net exercises of stock options paid in the prior year and a purchase of $540,000 in treasury stock in Nine Months 2018 as compared to none in Nine Months 2019.

Reinsurance

Our quota share reinsurance treaties are on a July 1 through June 30 fiscal year basis; therefore, for year to date fiscal periods after June 30, two separate treaties will be included in such periods.

Our quota share reinsurance treaties in effect during the nine months ended September 30, 2019 and 2018 for our personal lines business, which primarily consists of homeowners’ policies, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the nine months ended September 30, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The treaty in effect during the nine months ended September 30, 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”) and the 2018/2019 Treaty Year that began on July 1, 2018.

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

Effective July 1, 2019, our 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to
Line of Busines	June 30, 2020	June 30, 2019	June 30, 2018

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded	None	10%	20%
Risk retained	$1,000,000	$900,000	$800,000
Losses per occurrence subject to quota share reinsurance coverage	None	$1,000,000	$1,000,000
Excess of loss coverage and facultative facility above quota share coverage (1)	$10,000,000	$9,000,000	$9,000,000
		in excess of	in excess of
		$1,000,000	$1,000,000
Total reinsurance coverage per occurrence	$9,000,000	$9,100,000	$9,200,000
Losses per occurrence subject to reinsurance coverage	$10,000,000	$10,000,000	$10,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%	90%
Percent ceded - excess of $1,000,000 of coverage		100%	100%
Risk retained		$100,000	$100,000
Total reinsurance coverage per occurrence		$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000	$5,000,000
Expiration date		June 30, 2019	June 30, 2018

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	None	$5,000,000	$5,000,000
Risk retained per catastrophe occurrence (2)	$7,500,000	$4,500,000	$4,000,000
Catastrophe loss coverage in excess of quota share coverage (3)	$602,500,000	$445,000,000	$315,000,000
Reinstatement premium protection (4)(5)(6)	Yes	Yes	Yes

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

The single maximum risks per occurrence to which the Company is subject under the treaty year shown below is as follows:

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

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were: (i) not effective as of September 30, 2019 as a result of the material weakness identified in the quarter in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) not effective as of September 30, 2019 in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective. Management determined there was ineffective oversight over the process of setting appropriate liability case reserves, which has been assessed as a material weakness. Case reserve estimates are subject to individual judgment, and provide the primary information used as the basis for setting overall reserve levels including a provision for IBNR reserves. Notwithstanding the material weakness, management has concluded that the accompanying condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity's financial statements will not be prevented or detected and corrected on a timely basis.

Identification of the Material Weakness in Internal Control over Financial Reporting

During our assessment we determined that the following material weaknesses existed as of September, 30, 2019 in the principles associated with both the control and monitoring activity components of the COSO framework:

The material weakness relates to the ineffective oversight over the establishment of case reserve levels, as discussed above. As of the date of this report, there have been no misstatements identified. Insurance loss reserving is an inherently judgmental process. It is dependent on individual opinions regarding specific information available at a given point in time. Recent reviews of our claims reserving process by multiple parties have led to the additional increase in reserves taken this quarter.

Remediation Plans

Our management, with oversight from our Audit Committee, will initiate a plan to remediate the material weakness above. Management will work to ensure that all designed control activities are executed appropriately for the remainder of 2019. Management believes that such activities will allow the Company to select, develop, and perform ongoing and/or separate evaluations to ascertain whether our components of internal control are present and functioning. Because the reliability of the internal control process requires repeatable execution, the material weakness cannot be considered fully remediated until all remedial processes and procedures have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until the material weakness is remediated, we will not be able to assert that our internal controls are effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

"Internal controls over financial reporting" refer to those procedures within a company that are designed to reasonably ensure the accuracy of the company's financial statements. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal controls over financial reporting.

As discussed in Part I, Item 4 of this Form 10-Q, we have determined that, as of September 30, 2019, a material weakness in internal control over financial reporting existed with regard to the process surrounding the establishment of case reserve levels. We will initiate a plan to remedy the material weakness in order that all design control activities are executed appropriately for the remainder of 2019.

If we fail to achieve and maintain adequate internal controls, or if we have material weaknesses in our internal controls, in each case in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Because effective internal controls are necessary for us to produce reliable financial reports, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline if our internal controls are ineffective or if material weaknesses in our internal controls are identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c) There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended September 30, 2019.

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

10(b)
Employment Agreement, dated as of August 27, 2019, by and between Kingstone Companies, Inc., and Meryl S. Golden (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

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

KINGSTONE COMPANIES, INC.

Date: November 12, 2019	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer