Form 10-K
period 2019-12-31
KINGSTONE COMPANIES, INC.
filed 2020-03-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84,442,572 based on the closing sale price as reported on the Nasdaq Global Select Market. As of March 9, 2020, there were 10,803,770 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Part I Item 1A (“Risk Factors”) of this Annual Report under “Factors That May Affect Future Results and Financial Condition.”

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

ITEM 1.
BUSINESS.

(a)
Business Development

General

As used in this Annual Report, references to the “Company,” “we,” “us,” or “our” refer to Kingstone Companies, Inc. (“Kingstone”) and its subsidiaries.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”), domiciled in the state of New York. KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island, Maine, and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts and Connecticut. Although in 2019 KICO wrote 85.0% of its direct written premiums in New York, we believe that New Jersey, Connecticut, Massachusetts, and Rhode Island will represent an increasing portion of the total over the coming years.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Cosi revenue is included in other income and Cosi related expenses are included in other operating expenses. Cosi operations are not included in our stand-alone insurance underwriting business and, accordingly, its revenue and expenses are not included in the calculation of our combined ratio as described below.

Recent Developments

Developments During 2019

●
Quota Share Reinsurance

Effective December 15, 2019, KICO entered into a 25% quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

In addition to the 2019/2020 Treaty, KICO’s quota share reinsurance treaties in effect during the years ended December 31, 2019 and 2018 for its personal lines business, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). Effective July 1, 2019, the 2017/2019 Treaty expired on a run-off basis.

●
Catastrophe Reinsurance Coverage

Effective July 1, 2019, KICO increased the top limit of its catastrophe reinsurance coverage from $450,000,000 to $610,000,000, which, at the time, equated to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

●
Expansion into Connecticut

In the first quarter of 2019 KICO’s homeowners insurance product was launched in Connecticut.

●
Exit Commercial Liability Business

In July 2019, due to the poor performance of our commercial liability business, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.

Developments During 2018

●
Expanded Licensing; Connecticut, Maine and New Hampshire Expansion

In 2018, KICO continued to expand its regional capabilities by obtaining a license to write insurance policies in Connecticut, Maine and New Hampshire. Also in 2018, KICO’s homeowners insurance product was launched in Massachusetts.

●
Reduced Reliance on Quota Share Reinsurance

Effective July 1, 2018, KICO reduced the ceding percentage for its personal lines quota share reinsurance treaty from 20% to 10%.

●
Increased Catastrophe Reinsurance Coverage

Effective July 1, 2018, KICO increased the top limit of its catastrophe reinsurance coverage from $320,000,000 to $450,000,000, which at the time, equated to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

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

We generate revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also collect a variety of policy fees including installment fees, reinstatement fees, and non-sufficient fund fees related to situations involving extended premium payment plans. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy). All of our policies are 12 month policies; therefore, a significant period of time can elapse between the receipt of insurance premiums and the payment of claims. During this time, KICO invests the premiums, earning investment income and generating net realized and unrealized gains and losses on associated investments.

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

Business; Strategy

We are a multi-line regional property and casualty insurance company writing business exclusively through retail and wholesale agents and brokers (“producers”) appointed by our wholly owned subsidiary, KICO. We are licensed to write insurance policies in New York, New Jersey, Connecticut, Maine, Massachusetts, New Hampshire, Pennsylvania and Rhode Island. We are actively writing business in New York, New Jersey, Rhode Island, Massachusetts and Connecticut.

Additionally, through our subsidiary, Cosi, a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution” below for a discussion of our distribution channels.

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

Our principal objectives are to grow profitably while managing risk through prudent use of reinsurance in order to strengthen our capital base. We generate underwriting income through adequate pricing of insurance policies and by effectively managing our other underwriting and operating expenses. We are pursuing profitable growth through existing producers in existing markets, by developing new geographic markets and producer relationships, and by introducing niche products that are relevant to our producers and insureds.

           For the year ended December 31, 2019, our gross written premiums totaled $171.2 million, an increase of 16.7% from the $146.7 million in gross written premiums for the year ended December 31, 2018.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 87.6% of our gross written premiums for the year ended December 31, 2019.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 6.2% of our gross written premiums for the year ended December 31, 2019.

Commercial liability – Through July 2019, we offered businessowners policies, which consist primarily of small business retail, service, and office risks, with limited property exposures. We also wrote artisan’s liability policies for small independent contractors with smaller sized workforces.  In addition, we wrote special multi-peril policies for larger and more specialized businessowners risks. Further, we offered commercial umbrella policies written above our supporting commercial lines policies. In July 2019, due to the poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines will be non-renewed at the end of their current annual terms. Commercial lines policies accounted for 5.9% of our gross written premiums for the year ended December 31, 2019.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.3% of our gross written premiums for the year ended December 31, 2019.

Our Competitive Strengths

History of Growing Our Profitable Operations

KICO has been in operation in the State of New York for over 130 years. We have consistently grown the amount of profitable business that we write by introducing new products, increasing volume written with our selected producers in existing markets, and developing new producer relationships and markets. KICO has earned an underwriting profit in nine of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

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

We offer our selected producers access to a variety of personal lines and specialty products, including some that are unique to us. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and our producers value the longevity of the relationship. We believe that the excellent service provided to our selected producers, our broad product offerings, and our consistent prices and financial stability provide a strong foundation for continued profitable growth.

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

We continue to invest in improving our online application and quoting systems for our personal lines products. We have leveraged a paperless workflow management and document storage tool that has improved efficiency and reduced costs. We provide an online payment portal that allows insureds to make payments and to view policy information for all of our products in one location. Our ability to control the growth of operating and other expenses while expanding our operations and growing revenue is a key component of our business model and is important to our financial success.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and our selected producers are reviewed by management on at least a quarterly basis.

We believe that our rates are appropriately competitive with other carriers in our target markets.  We do not seek to grow by competing based solely upon price.  We seek to develop long-term relationships with our selected producers who understand and appreciate the path we have chosen.  We carefully underwrite our business utilizing industry claims databases, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. We write homeowners and dwelling fire business in coastal markets and are cognizant of our exposure to hurricanes. We have mitigated this risk through appropriate catastrophe reinsurance and application of hurricane deductibles. We handle claims fairly while ensuring that coverage provisions and exclusions are properly applied. Our claims and underwriting expertise supports our ability to grow our profitable business.

Distribution

We generate business through our relationships with over 600 producers. We carefully select our producers by evaluating numerous factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and agency size. We only distribute through agents and have never sought to distribute our products direct to the consumer. We monitor and evaluate the performance of our producers through periodic reviews of volume and profitability. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned to a staff underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship and personal service received from their underwriters is a principal reason producers place their business with us. Our producers have access to a KICO website portal that provides them the ability to quote risks for various products and to review policy forms and underwriting guidelines for all lines of business. We send out frequent “Producer Grams” in order to inform our producers of updates at KICO. In addition, we have an active Producer Council, made up of 11 active producers, to advise us on market developments; and we have at least one annual meeting with all of our producers.

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

	Year ended
($ in thousands)	December 31, 2019
Direct Written Pemiums	Amount	Percent

Core Independent	$120,625	80.6%
Expansion Independent (1)	24,253	16.2%
Alternative Distribution through Cosi	4,799	3.2%
Total	$149,677	100.0%

(1)
Outside of New York

For the year ended December 31, 2019, Alternative Distribution made up 3.2% of direct written premiums for our homeowners and dwelling fire components of personal lines.

Competition; Market

The insurance industry is highly competitive. We constantly assess and make projections of market conditions and appropriate prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in the downstate regions of New York State, but we are actively growing into other Northeast markets, including New Jersey and Rhode Island during 2017 followed by Massachusetts in 2018 and Connecticut in 2019. In addition, we are licensed to write insurance policies in Maine, New Hampshire and Pennsylvania. These homeowners markets align well with the niche markets that have generated profitable results in New York, and we believe that our market expertise can be effectively utilized in new markets.

In 2018, KICO was the 14th largest writer of homeowners insurance in the State of New York, according to data compiled by SNL Financial LLC. Based on the same data, in 2018, we had a 1.45% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

Given present market conditions, we believe that we have the opportunity to continue expanding the size of our personal lines business in New York, New Jersey, and other northeastern states in which we are licensed.

Loss and Loss Adjustment Expense Reserves

We are required to establish reserves for unpaid losses, including reserves for claims loss adjustment expenses (“LAE”), which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. We establish these reserves after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and LAE associated with specific reported claims, and reserves for losses and LAE that are incurred but not reported (“IBNR”). We establish these two categories of loss reserves as follows:

Reserves for reported losses - When a claim is received, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time it is received and we may subsequently adjust case reserves as additional facts and information about the claim develops.

IBNR reserves - We also estimate reserves for loss and LAE amounts incurred but not reported (“IBNR”). IBNR reserves are calculated in bulk as an estimate of ultimate losses and LAE less reported losses and LAE. There are two types of IBNR; the first is a provision for claims that have occurred but are not yet reported or known. We refer to this as ‘Pure’ IBNR, and due to the fact that we write primarily quickly reported property lines of business, this type of IBNR does not make up a large portion of KICO’s total IBNR. The second type of IBNR is a provision for expected future development on known claims, from the evaluation date until the time claims are settled and closed. We refer to this as ‘Case Development’ IBNR and it makes up the majority of the IBNR that KICO records. Ultimate losses driving the determination of appropriate IBNR levels are projected by using generally accepted actuarial techniques.

The liability for loss and LAE represents our best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet evaluation date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-based valuations, statistical analyses, and various actuarial procedures. The projection of future claim payments and reporting patterns is based on an analysis of our historical experience, supplemented by analyses of industry loss data. We believe that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date. However, because of uncertainty from various sources, including changes in claims settlement patterns and handling procedures, litigation trends, judicial decisions, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liabilities at the balance sheet date. As adjustments to these estimates become necessary, they are reflected in the period in which the estimates are changed. Because of the nature of the business historically written, we believe that we have limited exposure to asbestos and environmental claim liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying Consolidated Financial Statements for additional information and details regarding loss and LAE reserves.
Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2019	2018

Balance at beginning of period	$56,197,106	$48,799,622
Less reinsurance recoverables	(15,671,247)	(16,748,908)
Net balance, beginning of period	40,525,859	32,050,714

Incurred related to:
Current year	79,044,301	57,143,077
Prior years	11,138,023	1,152,128
Total incurred	90,182,324	58,295,205

Paid related to:
Current year	42,861,207	34,025,387
Prior years	23,076,588	15,794,673
Total paid	65,937,795	49,820,060

Net balance at end of period	64,770,387	40,525,859
Add reinsurance recoverables	15,728,224	15,671,247
Balance at end of period	$80,498,611	$56,197,106

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2009 through 2019.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2019, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770
Net reserve estimated as of One year later	6,235	7,483	9,261	13,886	18,903	21,200	23,107	25,899	33,203	51,664
Two years later	6,393	8,289	11,022	16,875	18,332	21,501	24,413	26,970	42,723
Three years later	6,486	9,170	12,968	16,624	18,687	22,576	25,509	33,298
Four years later	7,182	10,128	12,552	16,767	19,386	23,243	28,638
Five years later	7,766	9,925	12,440	16,985	19,449	25,442
Six years later	7,602	9,932	12,367	16,959	20,265
Seven years later	7,615	9,779	12,307	17,198
Eight years later	7,455	9,676	12,317
Nine years later	7,406	9,736
Ten years later	7,465
Net cumulative redundancy (deficiency)	(1,464)	(2,456)	(3,797)	(5,133)	(3,126)	(3,779)	(5,468)	(7,338)	(10,672)	(11,138)

(in thousands of $)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	2,307	3,201	3,237	4,804	6,156	8,500	8,503	9,900	15,795	23,075
Two years later	3,992	4,947	5,661	8,833	10,629	12,853	14,456	17,187	26,168
Three years later	4,659	6,199	8,221	11,873	13,571	16,564	19,533	23,484
Four years later	5,238	7,737	10,100	13,785	16,166	19,838	22,816
Five years later	5,997	8,585	10,903	15,479	17,262	21,976
Six years later	6,562	8,941	11,417	15,882	18,265
Seven years later	6,749	9,275	11,725	16,152
Eight years later	7,022	9,559	11,864
Nine years later	7,298	9,629
Ten years later	7,362

Net reserve -
December 31,	6,001	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770
* Reinsurance Recoverable	10,512	10,432	9,960	18,420	17,364	18,250	16,707	15,777	16,749	15,671	15,728
* Gross reserves -
December 31,	16,513	17,712	18,480	30,485	34,503	39,913	39,877	41,737	48,800	56,197	80,499

Net re-estimated reserve	7,465	9,736	12,317	17,198	20,265	25,442	28,638	33,298	42,723	51,664
Re-estimated reinsurance recoverable	12,526	13,158	13,592	28,456	22,572	23,640	21,657	21,179	21,204	19,455
Gross re-estimated reserve	19,991	22,894	25,909	45,654	42,837	49,082	50,295	54,477	63,927	71,119

Gross cumulative redundancy (deficiency)	(3,478)	(5,182)	(7,429)	(15,169)	(8,334)	(9,169)	(10,418)	(12,740)	(15,127)	(14,922)

(Components may not sum to totals due to rounding)

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

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). In addition to the 2019/2020 Treaty, our quota share reinsurance treaties in effect during the years ended December 31, 2019 and 2018 for our personal lines business, were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the year ended December 31, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The treaties in effect during the year ended December 31, 2018 were covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”) and the 2018/2019 Treaty Year that began on July 1, 2018.

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after December 15, 2019 is $750,000. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2019 is $750,000.

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

Under the 2019/2020 Treaty, KICO receives a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2017/2019 Treaty, KICO received a higher upfront fixed provisional rate than in prior years’ treaties. In exchange for the higher provisional rate, KICO has a reduced opportunity to earn sliding scale contingent commissions.

The 2019/2020 Treaty and 2017/2019 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts, drastically reducing the adverse impact that a catastrophic event can have on ceding commissions.

In 2019, we purchased catastrophe reinsurance to provide coverage of up to $610,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-250 year storm event. The direct retention for any single catastrophe event is $7,500,000. Effective December 15, 2019 losses on personal lines policies are subject to the 25% quota share treaty, which results in a net retention by us of $5,625,000 of exposure per catastrophe occurrence. Effective July 1, 2019, we have reinstatement premium protection on the first $292,500,000 layer of catastrophe coverage in excess of $7,500,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

Investments

Our investment portfolio, including cash and cash equivalents, and short term investments, as of December 31, 2019 and 2018, is summarized in the table below by type of investment.

	December 31, 2019		December 31, 2018
	Carrying	% of	Carrying	% of
Category	Value	Portfolio	Value	Portfolio

Cash and cash equivalents	$32,391,485	14.0%	$21,138,403	10.8%

Held to maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	729,550	0.3%	729,507	0.4%

Political subdivisions of states,
territories and possessions	998,619	0.4%	998,803	0.5%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	0.9%	2,494,545	1.3%

Available for sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	7,061,100	3.0%	8,220,381	4.2%

Political subdivisions of states,
territories and possessions	9,321,812	4.0%	6,341,608	3.2%

Corporate and other bonds
Industrial and miscellaneous	125,622,039	54.2%	115,750,293	59.2%

Residential mortgage backed securities	26,231,230	11.3%	21,465,234	11.0%

Other
Preferred stocks	8,701,887	3.8%	6,152,956	3.1%

Common stocks, mutual funds, and
exchange traded funds	15,959,495	6.9%	10,419,660	5.3%

Other investments	2,584,913	1.1%	1,855,225	0.9%
Total	$231,699,913	100.0%	$195,566,615	100.0%

The table below summarizes the credit quality of our fixed-maturity securities available-for-sale as of December 31, 2019 and 2018 as rated by Standard and Poor’s (or if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2019		December 31, 2018
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$7,061,100	4.2%	$8,220,381	5.4%

Corporate and municipal bonds
AAA	1,996,676	1.2%	979,123	0.6%
AA	8,809,480	5.2%	8,350,910	5.5%
A	34,636,236	20.6%	27,665,961	18.2%
BBB	89,501,460	53.2%	85,095,907	56.1%
Total corporate and municipal bonds	134,943,852	80.2%	122,091,901	80.4%

Residential mortgage backed securities
AAA	2,976,306	1.8%	999,640	0.7%
AA	18,440,382	10.9%	12,743,906	8.5%
A	2,471,761	1.5%	4,777,356	3.1%
CCC	1,174,273	0.7%	1,440,825	0.9%
CC	86,461	0.1%	109,648	0.1%
C	17,813	0.0%	24,050	0.0%
D	215,015	0.1%	390,542	0.3%
Non rated	849,218	0.5%	979,267	0.6%
Total residential mortgage backed securities	26,231,229	15.6%	21,465,234	14.2%

Total	$168,236,181	100.0%	$151,777,516	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying Consolidated Financial Statements for additional information.

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

Kingstone
	KICO	Companies

A.M. Best Long-Term issuer credit rating (ICR)	a- (negative outlook)	bbb- (stable outlook)
A.M. Best Long-Term issue credit rating (IR)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	bbb- (stable outlook)
Kroll Bond Rating Agency insurance financial strength rating (IFSR)	A- (stable outlook)	n/a
Kroll Bond Rating Agency issuer rating	n/a	BBB- (stable outlook)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	BBB- (stable outlook)

KICO also has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly rated carriers.

Catastrophe Losses

In 2019 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events, including one large event during the winter of 2019. These claims were primarily from losses due to frozen pipes and related water damage resulting from abnormally low temperatures for an extended period. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 6.0 percentage points in 2019. Our predominant market, downstate New York, was affected by several events, including one large event during the winter of 2018. These claims were primarily from losses due to frozen pipes and related water damage resulting from abnormally low temperatures for an extended period. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 6.0 percentage points in 2018.

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

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may reject a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial liability market in New York State in 2019 and the commercial auto market in New York State in 2015. On January 29, 2019, KICO was granted permission by the Texas Department of Insurance to withdraw from the Texas insurance market for which it never commenced business since receiving its certificate of authority in August 2015.

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

In 2017, the DFS implemented new comprehensive cybersecurity regulations, which became effective on March 1, 2017 with transitional implementation periods. The regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer, oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. KICO must annually certify compliance to the DFS with the applicable cybersecurity regulatory provisions. Annual certifications are due April 15.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States”, which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). In 2017, the new President indicated that the provisions of this law should be reviewed. In its September 2019 Annual Report on the Insurance Industry (the “Report”), the FIO provided an overview of its statutory responsibilities and its role. The Report then summarizes the FIO’s key activities since those described in its 2018 Annual Report on the Insurance Industry. Next, the Report provides a summary of the EO Report. Sections II through V are organized around the four key themes from the EO Report: (1) Systemic Risk and Solvency; (2) Efficient Regulation and Government Processes; (3) International Engagement; and (4) Economic Growth and Informed Choices. The Report concludes with a discussion and analysis of the insurance industry’s financial performance in calendar year 2018, its financial condition as of December 31, 2018, and the domestic insurance market outlook for 2019.

On December 22, 2017, a budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (TCJA) was signed into law. Overall, the reduction of the U.S. corporate tax rate to 21 percent generally lowers the effective tax rates of insurance companies operating in the United States.

On December 20, 2020, the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019) was enacted and is now scheduled to expire on December 31, 2027. The Terrorism Risk Insurance Program serves as a federal “backstop” for insurance claims related to acts of terrorism.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The New York DFS commenced its examination of KICO in 2019 as of December 31, 2018. The examination is expected to be completed in 2020.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2019.

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

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2019, KICO did not have any ratios outside the usual range.

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

Generally accepted accounting principles (“GAAP”) are concerned with a company’s solvency, but are also concerned with other financial measurements, principally results of operations and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different types and amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

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

Employees

As of December 31, 2019, we had 97 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Availability of Information

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

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our business, results of operations, stock price and reputation.

We have identified a material weakness in the internal control over financial reporting related to the operation of controls related to the establishment and ongoing monitoring of case reserves for losses and loss adjustment expenses. Based on the material weakness, our management has determined that we have not maintained effective internal control over financial reporting as of December 31, 2019. See Part II, Item 9A “Controls and Procedures” for a discussion of the internal control over financial reporting and the material weakness.

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

Major public health issues could have an adverse effect on our business and operating results.

Major public health issues, including a large-scale pandemic, such as the novel coronavirus COVID-19, may have a material adverse effect on our workforce and business operations and cause disruptions in commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by a large-scale pandemic. Accordingly, a large-scale pandemic could have a material adverse effect on our revenue, liquidity and operating results.

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy) and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $610,000,000. The initial $7,500,000 of losses in a catastrophe are subject to a 25% quota share reinsurance treaty, such that we retain $5,625,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $602,500,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

Approximately 85% of our revenue is currently derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2019, twenty-seven brokers provided a total of 35.1% of our total gross premiums written for the year ended December 31, 2019. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

State insurance laws limit the ability of KICO to pay dividends and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2019, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $2,384,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity may be limited by these regulatory constraints.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President, Chief Executive Officer and Executive Chairman and Meryl Golden our Chief Operating Officer. The loss of Mr. Goldstein and Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Mr. Goldstein entered into an amended and restated employment agreement effective January 1, 2020 and expiring December 31, 2022. Ms. Golden entered into an employment agreement effective September 25, 2019 and expiring on December 31, 2021, whereby Ms. Golden became Chief Operating Officer.

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

We and certain present or former officers and directors are defendants in a putative class action asserting claims under the securities laws; an adverse outcome in such litigation could have a material adverse effect on our operations and financial condition.

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors.  Plaintiff seeks, among other things, an undetermined amount of money damages.  We believe the lawsuit to be without merit.  On February 18, 2020, a motion to dismiss was filed with the court.  However, litigation is inherently uncertain, and we are unable to predict the outcome of this lawsuit or estimate the range of loss, if any, that could result from an unfavorable outcome.  We also cannot provide any assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on our operations or financial condition.

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

Our common stock is currently traded on The Nasdaq Capital Market (“Nasdaq”). Our common stock has substantially less liquidity than the average trading market for many other publicly traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Such stocks can be more volatile than stocks trading in an active public market. Therefore, shareholders have reduced liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

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

We have an effective registration on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”) registering for resale 595,238 shares of our common stock and effective registration statements on Form S-8 under the Securities Act registering an aggregate of 700,000 shares of our common stock issuable under our 2005 Equity Participation Plan and an aggregate of 700,000 shares of our common stock issuable under our 2014 Equity Participation Plan. As of December 31, 2019, options to purchase 82,000 shares of our common stock, and 213,929 shares subject to unvested restricted stock grants, were outstanding under the 2014 plan and 327,900 shares were reserved for issuance thereunder.  We have also registered up to $39,290,000 of our securities pursuant to registration statements on Form S-3, which we may sell from time to time in one or more offerings. The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates.

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

As of March 9, 2020, our executive officers and directors beneficially owned 990,904 shares of our common stock (including options to purchase 19,500 shares of our common stock and 6,925 shares of our common stock issuable upon the vesting of restricted stock within 60 days), representing 9.2% of the outstanding shares of our common stock.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.
PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business also maintains an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we lease 4,985 square feet of space. Our licensed general agency business maintains an office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we lease 2,323 square feet of space.

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

On February 18, 2020, a motion to dismiss was filed with the court.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “KINS.”

Holders

As of March 9, 2020, there were 216 record holders of our common stock.

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

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2019, the maximum distribution that KICO could pay without prior regulatory approval was approximately $2,384,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.
Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases of common stock made by us or any “affiliated purchaser” during the quarter ended December 31, 2019.

ITEM 6.
SELECTED FINANCIAL DATA.

This item is not applicable to smaller reporting companies.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine, and New Hampshire. For the year ended December 31, 2019, 85.0% of KICO’s direct written premiums came from the New York policies.

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

Principal Revenue and Expense Items

Net premiums earned:  Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2019, we would earn half of the premiums in 2019 and the other half in 2020.

Ceding commission revenue:  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net gains (losses) on investments:  We invest in cash and cash equivalents, short-term investments, fixed-maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify our fixed-maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet while our equity securities and other investments report changes in fair value through earnings. See Note 2 in the accompanying Consolidated Financial Statements for further discussion over our accounting policies following Item 16 of this Annual Report.

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

Other operating expenses: Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc., and operating expenses of Cosi. These expenses include executive employment costs, legal and auditing fees, and other costs directly associated with being a public company. Cosi operating expenses primarily include commissions paid to brokers, employment costs, and consulting costs.

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

Income tax expense:  We incur federal income tax expense on our condensed consolidated operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines are being non-renewed at the end of their current annual terms. For the twelve months ended December 31, 2019, these policies represent approximately 10.7% of net premiums earned and as of December 31, 2019, 42.8% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Year ended
($ in thousands)	December 31, 2019
Direct Written Pemiums	Amount	Percent

Core Independent	$120,625	80.6%
Expansion Independent (1)	24,253	16.2%
Alternative Distribution through Cosi	4,799	3.2%
Total	$149,677	100.0%
(2)
Outside of New York

For the year ended December 31, 2019, Alternative Distribution made up 3.2% of direct written premiums for our homeowners and dwelling fire components of personal lines.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, and other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. Application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of similar companies.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 to the Consolidated Financial Statements following Item 16 of this Annual Report.

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Year ended December 31,
($ in thousands)	2019	2018	Change	Percent
Revenues
Direct written premiums	$171,214	$146,716	$24,498	16.7%
Assumed written premiums	1	1	-	n/a%
	171,215	146,717	24,498	16.7%
Ceded written premiums
Ceded to quota share treaties in force during the period	7,623	15,880	(8,257)	(52.0)%
Unearned premiums ceded to new quota share treaty (1)	16,320	-	16,320	n/a%
Return of premiums previously ceded to prior quota share treaties (1)	-	(4,553)	4,553	n/a%
Ceded to quota share treaties	23,943	11,327	12,616	111.4%
Ceded to excess of loss treaties	1,879	1,386	493	35.6%
Ceded to catastrophe treaties	19,814	14,210	5,604	39.4%
Total ceded written premiums	45,636	26,923	18,713	69.5%

Net written premiums	125,579	119,794	5,785	4.8%

Change in unearned premiums
Direct and assumed	(11,351)	(13,384)	2,033	(15.2)%
Ceded to quota share treaties	13,395	(2,995)	16,390	(547.2)%
Change in net unearned premiums	2,044	(16,379)	18,423	(112.5)%

Premiums earned
Direct and assumed	159,864	133,333	26,531	19.9%
Ceded to reinsurance treaties	(32,240)	(29,918)	(2,322)	7.8%
Net premiums earned	127,624	103,415	24,209	23.4%
Ceding commission revenue
Excluding the effect of catastrophes	4,651	5,792	(1,141)	(19.7)%
Effect of catastrophes	-	(459)	459	n/a%
Total ceding commission revenue	4,651	5,333	(682)	(12.8)%
Net investment income	6,869	6,186	683	11.0%
Net gains (losses) on investments	4,591	(2,496)	7,087	(283.9)%
Other income	1,828	1,334	494	37.0%
Total revenues	145,563	113,772	31,791	27.9%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	94,775	61,950	32,825	53.0%
Losses from catastrophes (2)	8,177	10,828	(2,651)	(24.5)%
Total direct and assumed loss and loss adjustment expenses	102,952	72,778	30,174	41.5%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,287	9,882	2,405	24.3%
Losses from catastrophes (2)	482	4,600	(4,118)	(89.5)%
Total ceded loss and loss adjustment expenses	12,769	14,482	(1,713)	(11.8)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	82,488	52,068	30,420	58.4%
Losses from catastrophes (2)	7,695	6,228	1,467	23.6%
Net loss and loss adjustment expenses	90,183	58,296	31,887	54.7%

Commission expense	30,193	25,342	4,851	19.1%
Other underwriting expenses	24,420	20,943	3,477	16.6%
Other operating expenses	4,178	2,575	1,603	62.3%
Depreciation and amortization	2,546	1,787	759	42.5%
Interest expense	1,826	1,822	4	0.2%
Total expenses	153,346	110,765	42,581	38.4%

(Loss) income before taxes	(7,783)	3,006	(10,789)	(358.9)%
Income tax benefit	(1,816)	(86)	(1,730)	2,011.6%
Net (loss) income	$(5,967)	$3,092	$(9,059)	(293.0)%

(1) Effective July 1, 2018, we decreased the quota share ceding rate in our personal lines quota share treaty from 20% to 10%. Effective July 1, 2019, our personal lines 10% quota share treaty expired on a run-off basis. Effective December 15, 2019, we entered into a 25% quota share treaty.

(2) The years ended December 31, 2019 and 2018 includes catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years ended December 31,
	2019	2018	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	70.7%	56.4%	14.3	25.4%
Net underwriting expense ratio	38.1%	38.4%	(0.3)	(0.8)%
Net combined ratio	108.8%	94.8%	14.0	14.8%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2019 (“Year Ended 2019”) were $171,214,000 compared to $146,716,000 during the year ended December 31, 2018 (“Year Ended 2018”). The increase of $24,498,000, or 16.7%, was primarily due to an increase in policies in-force during Year Ended 2019 as compared to Year Ended 2018. We wrote more new policies as a result of continued demand for our products in the markets that we serve. Policies in-force increased by 14.1% as of December 31, 2019 compared to December 31, 2018.

In Year Ended 2018, we started writing homeowners policies in Massachusetts. In the Year Ended 2019, we started writing homeowners policies in Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $25,647,000 in Year Ended 2019 compared to $9,080,000 in Year Ended 2018.

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaties in effect for Year Ended 2019 and Year Ended 2018 were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Year Ended 2019 and Year Ended 2018 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Year ended December 31, 2019			Year ended December 31, 2018
	January 1,	July 1,	December 15,	January 1,	July 1,
	to	to	to	to	to
	June 30,	December 14,	December 31,	June 30,	December 31,
	("2018/2019 Treaty Year")	("2019/2020 Run-off Year")	("2019/2020 Treaty")	("2017/2018 Treaty Year")	("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	10% (1)	0% (2)	25% (3)	20% (1)	10% (1)

(1)
2017/2019 Treaty was a two-year treaty; quota share reinsurance rate was reduced to 10% effective July 1, 2018 (the “2018 Cut-off”).
(2)
The 2017/2019 Treaty expired on a run-off basis effective July 1, 2019 (the “2019 Run-off”).
(3)
The 2019/2020 Treaty was effective December 15, 2019 with a quota share reinsurance rate of 25%.

See “Reinsurance” below for changes to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019, 2018 and 2017.

Net written premiums increased $5,785,000, or 4.8%, to $125,579,000 in Year Ended 2019 from $119,794,000 in Year Ended 2018. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still inforce will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there is no return of unearned premiums under this arrangement. The 2018 Cut-off on July 1, 2018 resulted in a $4,553,000 return of unearned premiums from our reinsurers that were previously ceded under the expiring personal lines quota share treaty.

The table below shows the effect of the changes in quota share treaties on net written premiums for Year Ended 2019 and Year Ended 2018, respectively:

	Years ended December 31,
($ in thousands)	2019	2018	Change	Percent

Net written premiums	$125,579	$119,794	$5,785	4.8%
Unearned premiums ceded to 2019/2020 Treaty	16,320	-	16,320	na %
Return of premiums previously ceded to prior quota share treaties	-	(4,553)	4,553	na %
Net written premiums without the effect of changes in quota share treaties	$141,899	$115,241	$26,658	23.1%

Without the effect of changes in quota share treaties, net written premiums increased by $26,658,000, or 23.1%, in Year Ended 2019 compared to Year Ended 2018.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Year Ended 2019, our ceded excess of loss reinsurance premiums increased by $493,000 over the comparable ceded premiums for Year Ended 2018. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Year Ended 2019, our premiums ceded under catastrophe treaties increased by $5,604,000 over the comparable ceded premiums in Year Ended 2018. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth, and an increase in reinsurance rates effective July 1, 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned increased $24,209,000, or 23.4%, to $127,624,000 in Year Ended 2019 from $103,415,000 in Year Ended 2018. The increase was due to the increase in written premiums discussed above and our retaining more earned premiums effective: (1) July 1, 2019 as a result of the expiration and non-renewal of the 2017/2019 Treaty, and (2) July 1, 2018, as a result of the reduction in the quota share reinsurance rates. The 2019/2020 Treaty in effect as of December 15, 2019 had very little impact on net premiums earned due to the short amount of time it was in effect during Year Ended 2019.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2019	2018	Change	Percent

Provisional ceding commissions earned	$5,446	$6,746	$(1,300)	(19.3)%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(795)	(954)	159	(16.7)%
Effect of catastrophes on ceding commissions earned	-	(459)	459	n/a
Contingent ceding commissions earned	(795)	(1,413)	618	(43.7)%

Total ceding commission revenue	$4,651	$5,333	$(682)	(12.8)%

Ceding commission revenue was $4,651,000 in Year Ended 2019 compared to $5,333,000 in Year Ended 2018. The decrease of $682,000, or 12.8%, was due to a decrease in provisional ceding commissions earned, partially offset by an increase in contingent ceding commissions earned. The reduction in provisional ceding commissions occurred due to the reduction in quota share reinsurance rates through December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $1,300,000 decrease in provisional ceding commissions earned is primarily due to: (1) the decrease in the quota share ceding rate effective July 1, 2018 to 10%, from the 20% rate in effect from July 1, 2017 through June 30, 2018, and (2) the elimination of the 10% quota share effective July 1, 2019. There was a reduction in ceded premiums in Year Ended 2019 available from which to earn ceding commissions compared to Year Ended 2018 due to the changes in quota share ceding rates. The decrease in provisional ceding commissions was partially offset by an increase in personal lines direct written premiums subject to the quota share. The 2019/2020 Treaty in effect as of December 15, 2019 had very little impact on provisional ceding commissions earned due to the short amount of time it was in effect during Year Ended 2019.

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

The 2017/2019 Treaty structure limits the amount of contingent ceding commissions that we can receive by setting a higher provisional commission rate than the rates received in prior years. As a result of the higher upfront provisional ceding commissions that we received under the 2017/2019 Treaty, there is not an opportunity to earn additional contingent ceding commissions under this treaty. Under the 2017/2019 Treaty “net” treaty structure, catastrophe losses in excess of the $5,000,000 retention will fall outside of the quota share treaty and such losses will not have an impact on contingent ceding commissions. In Year Ended 2018, catastrophe losses of $1,506,000 were ceded under our personal lines quota share treaty. These catastrophe losses resulted in the Loss Ratios for the period July 1, 2017 through June 30, 2018 (attributable to the 2017/2019 Treaty) being higher than the contractual Loss Ratio at which provisional ceding commissions were being earned. As a result, we incurred a reduction to the contingent ceding commissions of $459,000 relative to what would have been earned had the catastrophe losses not occurred. Effective July 1, 2018, the provisional ceding commission rate was a fixed rate with no downward adjustment required related to Loss Ratio; accordingly, in Year Ended 2019, catastrophe losses of $927,000 that were ceded under our personal lines quota share treaty did not have an effect on contingent ceding commissions. See “Reinsurance” below for information as to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019, 2018 and 2017.

Net Investment Income

Net investment income was $6,869,000 in Year Ended 2019 compared to $6,186,000 in Year Ended 2018. The increase of $683,000, or 11.0%, was due to an increase in average invested assets in Year Ended 2019. The average yield on invested assets was 3.51% as of December 31, 2019 compared to 3.79% as of December 31, 2018. The pre-tax equivalent yield on invested assets was 3.26% and 3.44% as of December 31, 2019 and 2018, respectively.

Cash and invested assets were $231,700,000 as of December 31, 2019, compared to $195,567,000 as of December 31, 2018. The $36,133,000 increase in cash and invested assets resulted primarily from increased operating cash flows for the Year Ended 2019.

Net Gains and Losses on Investments

Net gains on investments were $4,591,000 in Year Ended 2019 compared to a net loss of $2,496,000 in Year Ended 2018. Unrealized gains on our equity securities and other investments in Year Ended 2019 were $4,562,000, compared to unrealized losses of $2,383,000 in Year Ended 2018. Realized gains on sales of investments were $29,000 in Year Ended 2019 compared to realized losses of $94,000 in Year Ended 2018.

Other Income

Other income was $1,828,000 in Year Ended 2019 compared to $1,334,000 in Year Ended 2018. The increase of $494,000, or 37.0%, was primarily due to an increase in installment and other fees earned in our insurance underwriting business.

Net Loss and LAE

Net loss and LAE was $90,182,000 in Year Ended 2019 compared to $58,295,000 in Year Ended 2018. The net loss ratio was 70.7% in 2019 compared to 56.4% in 2018, an increase of 14.3 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The net loss ratio was 70.7% for Year Ended 2019, a 14.3 point increase compared to Year Ended 2018. The loss ratio for Year Ended 2019 is elevated primarily due to prior year loss development of $11.1 million, which has an 8.7 point effect on the loss ratio. This compares to 1.1 points of prior year loss development in Year Ended 2018, or an increase of 7.6 points from the impact of prior year loss development. Unfavorable claim resolution trends led to a complete review of open liability case reserves by new claims leadership in Year Ended 2019. The review determined that case reserve strengthening was required and resulted in adjustments to ultimate loss projections, primarily for commercial liability claims. Of the $11.1 million of prior year loss development for the year, $8.1 million was from commercial liability claims. The case reserve adjustments underscored the volatility of our commercial lines business, and contributed to our decision to stop writing these risks. The prior year loss development significantly increased the ultimate loss ratio projections for the commercial lines business in accident years 2014 and forward leading to the conclusion that these lines are not returning the required level of profitability to be viable going forward. Excluding commercial lines, prior year development for Year Ended 2019 had a 2.7 point impact on our loss ratio, compared to a 1.0 point impact from prior year loss development for Year Ended 2018. Most of the prior year loss development outside of commercial liability claims was related to liability claims in our New York Dwelling Fire product.

The impact of catastrophes was 6.0 points in Year Ended 2019, unchanged from the impact from catastrophes in Year Ended 2018. Although the impact from catastrophes was the same in each year, both years had a catastrophe impact significantly above the Company’s long-term average. The average catastrophe impact for the five years ending in 2018 has been 3.8 points. There were nine PCS catastrophe events affecting Kingstone in Year Ended 2019, but 56% of net losses or 3.4 points of the impact relates to the first winter freeze event in Mid-January.

The underlying loss ratio excluding the impact of catastrophes and prior year loss development was 56.0% for Year Ended 2019, an increase of 6.8 points from the 49.2% underlying loss ratio recorded for Year Ended 2018.  The underlying loss ratio increased compared to Year Ended 2018 due to continued increases in average claim severity for non-weather water damage property claims as well as increased large fire claim activity. In addition, the underlying loss ratio for Year Ended 2019 is affected by increased loss ratio expectations for commercial lines as a result of increases in prior year loss ratio estimates for that business as noted above. Excluding commercial lines, the underlying loss ratio excluding the impact of catastrophes and prior year development for Year Ended 2019 was 53.1%, an increase of 5.1 points from the 48.0% underlying loss ratio recorded for Year Ended 2018. See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $30,193,000 in Year Ended 2019 or 18.9% of direct earned premiums. Commission expense was $25,342,000 in Year Ended 2018 or 19.0% of direct earned premiums. The increase of $4,851,000 is due to the increase in direct written premiums in Year Ended 2019 as compared to Year Ended 2018.

Other Underwriting Expenses

Other underwriting expenses were $24,420,000 in Year Ended 2019 compared to $20,943,000 in Year Ended 2018. The increase of $3,477,000, or 16.6%, was primarily due to expenses related to growth in direct written premiums. Expenses directly related to the increase in direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in direct written premiums primarily consist of salaries along with related other employment costs. The other underwriting expense increase of 16.6 points was less than the 16.7 point increase in total direct written premiums.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $10,358,000 in Year Ended 2019 compared to $9,280,000 in Year Ended 2018. The increase of $1,078,000, or 11.6%, was less than the 16.7% increase in total direct written premiums. The increase in employment costs was due to hiring of additional staff to service our current level of business and anticipated growth in volume, as well as annual increases in salaries.

Our net underwriting expense ratio in Year Ended 2019 was 38.1% compared to 38.4% in Year Ended 2018. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Year ended
	December 31,		Percentage
	2019	2018	Point Change
Other underwriting expenses
Employment costs	8.1%	9.0%	(0.9)
Underwriting fees (inspections/data services)	2.4	2.4	-
Other expenses	8.6	8.9	(0.3)
Total other underwriting expenses	19.1	20.3	(1.2)

Ceding commission revenue
Provisional	(4.3)	(6.5)	2.2
Contingent	0.6	1.4	(0.8)
Total ceding commission revenue	(3.7)	(5.1)	1.4

Other income	(1.0)	(1.2)	0.2
Commission expense	23.7	24.4	(0.7)

Net underwriting expense ratio	38.1%	38.4%	(0.3)

The 1.2 percentage point decrease in our other underwriting expense ratio was driven by a decline of 0.9 percentage points from the impact of employment costs.

The overall 2.2 percentage point increase in provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to the additional retention resulting from the cut-off to our quota share treaty on July 1, 2018 and run-off to our expired quota share treaty on July 1, 2019. Additionally, through December 15, 2019 we had a reduction in our quota share reinsurance rates resulting in a reduction of provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions improved in nearly all categories, resulting in an overall 0.3 percentage point decrease in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $4,178,000 for Year Ended 2019 compared to $2,575,000 for Year Ended 2018. The increase in Year Ended 2019 of $1,603,000, or 62.3%, as compared to Year Ended 2018 was primarily due to increases in equity compensation and salaries, partially offset by a decrease in executive bonuses. The increase in salary was due to the initial hiring of staff for Cosi and the increase in equity compensation was due to 2019 annual restricted stock awards to directors and executives. Executive bonus compensation is accrued pursuant to the employment agreement in effect through December 31, 2019 with Barry B. Goldstein, our Executive Chairman and current Chief Executive Officer. The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of December 31, 2019 the three-year computation did not meet the required terms of profitability, resulting in no payment and a reversal of the $698,000 previously accrued.

 Depreciation and Amortization

Depreciation and amortization was $2,546,000 in Year Ended 2019 compared to $1,787,000 in Year Ended 2018. The increase of $759,000, or 42.5%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states. The increase was also impacted by newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense in Year Ended 2019 was $1,826,000 and $1,822,000 in Year Ended 2018.  We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Year Ended 2019 was $1,816,000, which resulted in an effective tax rate of 23.3%. Income tax benefit in Year Ended 2018 was $86,000, which resulted in an effective tax rate of (2.9)%. Loss before taxes was $7,783,000 in Year Ended 2019 compared to income before taxes of $3,007,000 in Year Ended 2018.

Net Income (Loss)

Net loss was $5,967,000 in Year Ended 2019 compared to net income of $3,093,000 in Year Ended 2018. The decrease in net income of $9,060,000, or 292.9%, was due to the circumstances described above, which caused the increase in our net loss ratio, decrease in ceding commission revenue, increases in other underwriting expenses, and depreciation and amortization, partially offset by the increase in our net premiums earned, net investment income and net gains on investments.

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

	Years ended
	December 31,
	2019	2018
Gross premiums written:
Personal lines	$149,920,020	$119,971,418
Livery physical damage	10,576,156	9,792,456
Other(1)	593,945	251,190
Total without commercial lines	161,090,121	130,015,064
Commercial lines (in run-off effective July 2019)(2)	10,124,908	16,702,409
Total gross premiums written	$171,215,029	$146,717,473

Net premiums written:
Personal lines(3)	$105,774,168	$94,993,035
Livery physical damage	10,576,156	9,792,456
Other(1)	549,978	228,551
Total without commercial lines	116,900,302	105,014,042
Commercial lines (in run-off effective July 2019)(2)	8,678,829	14,779,752
Total net premiums written	$125,579,131	$119,793,794

Net premiums earned:
Personal lines(3)	$102,943,699	$79,603,364
Livery physical damage	10,565,739	9,797,939
Other(1)	518,671	209,128
Total without commercial lines	114,028,109	89,610,431
Commercial lines (in run-off effective July 2019)(2)	13,595,333	13,804,284
Total net premiums earned	$127,623,442	$103,414,715

Net loss and loss adjustment expenses(4):
Personal lines	$62,157,739	$43,287,170
Livery physical damage	5,209,065	4,211,273
Other(1)	605,994	334,015
Unallocated loss adjustment expenses	2,846,248	2,242,365
Total without commercial lines	70,819,046	50,074,823
Commercial lines (in run-off effective July 2019)(2)	19,363,278	8,220,382
Total net loss and loss adjustment expenses	$90,182,324	$58,295,205

Net loss ratio(4):
Personal lines	60.4%	54.4%
Livery physical damage	49.3%	43.0%
Other(1)	116.8%	159.7%
Total without commercial lines	62.1%	55.9%

Commercial lines (in run-off effective July 2019)(2)	142.4%	59.5%
Total	70.7%	56.4%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)
See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2019 and 2018.
(4)
See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2019 and 2018.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2019 and 2018 follows:

	Years ended
	December 31,
	2019	2018

Revenues
Net premiums earned	$127,623,442	$103,414,715
Ceding commission revenue	4,650,851	5,332,630
Net investment income	6,821,248	6,037,441
Net gains (losses) on investments	4,495,230	(2,439,026)
Other income	1,306,820	1,266,654
Total revenues	144,897,591	113,612,414

Expenses
Loss and loss adjustment expenses	90,182,324	58,295,205
Commission expense	30,193,175	25,342,137
Other underwriting expenses	24,420,208	20,943,342
Depreciation and amortization	2,446,959	1,787,150
Total expenses	147,242,666	106,367,834

(Loss) income from operations	(2,345,075)	7,244,580
Income tax (benefit) expense	(785,784)	1,387,508
Net (loss) income	$(1,559,291)	$5,857,072

Key Measures:
Net loss ratio	70.7%	56.4%
Net underwriting expense ratio	38.1%	38.4%
Net combined ratio	108.8%	94.8%

Acquisition costs and other
underwriting expenses	$54,613,383	$46,285,479
Less: Ceding commission revenue	(4,650,851)	(5,332,630)
Less: Other income	(1,306,820)	(1,266,654)
Net underwriting expenses	$48,655,712	$39,686,195

Net premiums earned	$127,623,442	$103,414,715

Net Underwriting Expense Ratio	38.1%	38.4%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2019
Written premiums	$171,214,091	$939	$(45,635,899)	$125,579,131
Change in unearned premiums	(11,350,864)	(243)	13,395,418	2,044,311
Earned premiums	$159,863,227	$696	$(32,240,481)	$127,623,442

Loss and loss adjustment expenses exluding
the effect of catastrophes	$94,776,624	$(1,813)	$(12,287,304)	$82,487,507
Catastrophe loss	8,176,529	-	(481,712)	7,694,817
Loss and loss adjustment expenses	$102,953,153	$(1,813)	$(12,769,016)	$90,182,324

Loss ratio excluding the effect of catastrophes	59.3%	-260.5%	38.1%	64.7%
Catastrophe loss	5.1%	0.0%	1.5%	6.0%
Loss ratio	64.3%	-260.5%	39.6%	70.7%

Year ended December 31, 2018
Written premiums	$146,716,468	$1,004	$(26,923,679)	$119,793,793
Change in unearned premiums	(13,388,535)	4,067	(2,994,610)	(16,379,078)
Earned premiums	$133,327,933	$5,071	$(29,918,289)	$103,414,715

Loss and loss adjustment expenses exluding
the effect of catastrophes	$61,921,559	$28,237	$(9,882,474)	$52,067,322
Catastrophe loss	10,828,121	-	(4,600,238)	6,227,883
Loss and loss adjustment expenses	$72,749,680	$28,237	$(14,482,712)	$58,295,205

Loss ratio excluding the effect of catastrophes	46.4%	556.8%	33.0%	50.3%
Catastrophe loss	8.1%	0.0%	15.4%	6.0%
Loss ratio	54.6%	556.8%	48.4%	56.4%

The key measures for our insurance underwriting business for the years ended December 31, 2019 and 2018 are as follows:

	Years ended
	December 31,
	2019	2018

Net premiums earned	$127,623,442	$103,414,715
Ceding commission revenue	4,650,851	5,332,630
Other income	1,306,820	1,266,654

Loss and loss adjustment expenses (1)	90,182,324	58,295,205

Acquisition costs and other underwriting expenses:
Commission expense	30,193,175	25,342,137
Other underwriting expenses	24,420,208	20,943,342
Total acquisition costs and other
underwriting expenses	54,613,383	46,285,479

Underwriting (loss) income	$(11,214,594)	$5,433,315

Key Measures:
Net loss ratio excluding the effect of catastrophes	64.6%	50.4%
Effect of catastrophe loss on net loss ratio (1)	6.1%	6.0%
Net loss ratio	70.7%	56.4%

Net underwriting expense ratio excluding the
effect of catastrophes	38.1%	37.9%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.5%
Net underwriting expense ratio	38.1%	38.4%

Net combined ratio excluding the effect
of catastrophes	102.7%	88.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	6.1%	6.5%
Net combined ratio	108.8%	94.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$54,613,383	$46,285,479
Less: Ceding commission revenue (2)	(4,650,851)	(5,332,630)
Less: Other income	(1,306,820)	(1,266,654)
	$48,655,712	$39,686,195

Net earned premium	$127,623,442	$103,414,715

Net Underwriting Expense Ratio	38.1%	38.4%

(1)
For the year ended December 31, 2019 and 2018, includes the sum of net catastrophe losses and loss adjustment expenses of $7,694,817 and $6,227,883, respectively.
(2)
For the year ended December 31, 2018, the effect of catastrophe loss on our net underwriting expense ratio includes the direct effect of reduced contingent ceding commission revenue by $459,068 and does not include the indirect effects of a $124,817 decrease in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2019 and 2018:

Available-for-Sale Securities
	December 31, 2019
			Gross Unrealized Losses
Category	Cost orAmortized Cost	GrossUnrealized Gains	Less than 12 Months	More than 12 Months	EstimatedFair Value	% ofEstimated Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	4.2%

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	5.5%

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	74.7%

Residential mortgage and other
asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	26,231,230	15.6%
Total fixed-maturity securities	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	100.0%

 (1) In 2017, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHLBNY. As of December 31, 2019, the estimated fair value of the eligible investments was $7,284,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2019, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2018
			Gross Unrealized Losses
Category	Cost orAmortizedCost	GrossUnrealized Gains	Less than 12 Months	More than 12 Months	EstimatedFair Value	% ofEstimated Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$8,222,050	$26,331	$(28,000)	$-	$8,220,381	5.4%

Political subdivisions of States,
Territories and Possessions	6,339,540	50,903	(12,327)	(36,508)	6,341,608	4.2%

Corporate and other bonds
Industrial and miscellaneous	119,078,698	123,740	(2,775,540)	(676,605)	115,750,293	76.3%

Residential mortgage and other
asset backed securities (1)	21,790,973	236,502	(231,229)	(331,012)	21,465,234	14.1%
Total fixed-maturity securities	$155,431,261	$437,476	$(3,047,096)	$(1,044,125)	$151,777,516	100.0%

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

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2019 and 2018:

	December 31, 2019
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887	35.3%
Common stocks and exchange
traded mutual funds	14,250,244	1,982,878	(273,627)	15,959,495	64.7%
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382	100.0%

	December 31, 2018
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956	37.1%
Common stocks and exchange
traded mutual funds	11,611,232	99,817	(1,291,389)	10,419,660	62.9%
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616	100.0%

Other Investments

Pursuant to the definition of “Fair Value Measurement,” set forth in the Accounting Standards Codification 820 “Fair Value Measurement” (“ASC 820”) an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross losses of our other investments as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$585,532	$2,584,913	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$585,532	$2,584,913	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

	December 31, 2019
			Gross Unrealized Losses
Category	Cost orAmortized Cost	GrossUnrealized Gains	Less than 12 Months	More than 12 Months	EstimatedFair Value	% of Estimated Fair Value

U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	21.3%

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	53.3%

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	100.0%

	December 31, 2018
			Gross Unrealized Losses
Category	Cost orAmortized Cost	GrossUnrealized Gains	Less than 12 Months	More than 12 Months	EstimatedFairValue	% ofEstimated Fair Value

U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	19.7%

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	23.3%

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	57.0%

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2019 and 2018 is shown below:

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$499,165	$-	$-
One to five years	2,099,268	2,215,640	2,996,685	3,036,531
Five to ten years	620,134	655,923	619,663	635,846
More than 10 years	606,550	754,039	606,507	754,039
Total	$3,825,952	$4,124,767	$4,222,855	$4,426,416

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2019 and 2018 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2019		December 31, 2018
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value
Rating
U.S. Treasury securities	$7,061,100	4.2%	$8,220,381	5.4%

Corporate and municipal bonds
AAA	1,996,676	1.2%	979,123	0.6%
AA	8,809,480	5.2%	8,350,910	5.5%
A	34,636,236	20.6%	27,665,961	18.2%
BBB	89,501,460	53.2%	85,095,907	56.1%
Total corporate and municipal bonds	134,943,852	80.2%	122,091,901	80.4%

Residential mortgage backed securities
AAA	2,976,306	1.8%	999,640	0.7%
AA	18,440,382	10.9%	12,743,906	8.5%
A	2,471,761	1.5%	4,777,356	3.1%
CCC	1,174,273	0.7%	1,440,825	0.9%
CC	86,461	0.1%	109,648	0.1%
C	17,813	0.0%	24,050	0.0%
D	215,015	0.1%	390,542	0.3%
Non rated	849,218	0.5%	979,267	0.6%
Total residential mortgage backed securities	26,231,229	15.6%	21,465,234	14.2%

Total	$168,236,181	100.0%	$151,777,516	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2019 and 2018:

Category	December 31, 2019	December 31, 2018
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.18%	2.20%

Political subdivisions of States,
Territories and Possessions	3.26%	3.62%

Corporate and other bonds
Industrial and miscellaneous	3.73%	4.11%

Residential mortgage backed securities	2.01%	1.94%

Total	3.37%	3.68%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Weighted average effective maturity	4.8	5.6

Weighted average final maturity	6.3	6.9

Effective duration	4.3	4.6

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2019 and December 31, 2018, 80% and 81%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	3,067,428	(11,316)	3	-	-	-	3,067,428	(11,316)

Corporate and other
bonds industrial and
miscellaneous	3,730,478	(16,685)	7	1,300,915	(13,473)	3	5,031,393	(30,158)

Residential mortgage and other
asset backed securities	5,862,636	(68,793)	5	13,534,768	(276,451)	21	19,397,404	(345,244)

Total fixed-maturity
securities	$12,660,542	$(96,794)	15	$14,835,683	$(289,924)	24	$27,496,225	$(386,718)

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Aggregate
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 39 securities at December 31, 2019 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 156 securities at December 31, 2018 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the year ended December 31, 2019, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2019, KICO paid dividends of $7,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our Consolidated Financial Statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2019, and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2019, based on the net admitted assets as of September 30, 2019, was approximately $11,888,000. Advances are limited to 90% of the amount of available collateral, which was approximately $6,556,000 as of December 31, 2019. There were no borrowings under this facility for the year ended December 31, 2019.

As of December 31, 2019, invested assets and cash in our holding company was approximately $939,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2019	2018

Cash flows provided by (used in):
Operating activities	$29,859,049	$22,295,366
Investing activities	(14,973,699)	(43,401,314)
Financing activities	(3,632,268)	(6,137,282)
Net increase (decrease) in cash and cash equivalents	11,253,082	(27,243,230)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$32,391,485	$21,138,403

Net cash provided by operating activities was $29,859,000 in Year Ended 2019 as compared to $22,295,000 in Year Ended 2018. The $7,564,000 increase in cash flows provided by operating activities in Year Ended 2019 was primarily a result of a decrease in net income (adjusted for non-cash items) of $16,383,000, increases in other assets, accounts payable, accrued expenses and other liabilities of $5,924,000, offset by an increase in net cash arising from insurance related items from KICO of $18,023,000.

Net cash used in investing activities was $14,974,000 in Year Ended 2019 compared to $43,401,000 in Year Ended 2018. The $28,427,000 decrease in net cash used in investing activities was the result of a $38,463,000 decrease in acquisitions of invested assets and a $8,827,000 decrease in sales or maturities of invested assets.

Net cash used in financing activities was $3,632,000 in Year Ended 2019 compared to $6,137,000 used in Year Ended 2018. The $2,505,000 decrease in net cash used in financing activities was attributable to higher withholding taxes paid on net exercises of stock options, a purchase of $540,000 in treasury stock in Year Ended 2018 as compared to none in Year Ended 2019 and a decrease in dividends paid to shareholders.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2019:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2019%
Cavello Bay Reinsurance Limited	A-	$6,463	30.6%
Swiss Reinsurance America Corporation	A+	5,754	27.3%
Hannover Rueck SE	A+	3,678	17.4%
		15,895	75.3%
Others		5,218	24.7%
Total		$21,113	100.0%

Reinsurance recoverable from Cavello Bay Reinsurance Limited is secured pursuant to a collateralized trust agreement. Assets held in the trust are not included in our invested assets and investment income earned on this asset is credited to the reinsurer.

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

Our quota share reinsurance treaties in effect during Years Ended 2019 and 2018 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2019/2020 Treaty and under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Year Ended 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”) and since December 15, 2019, the 2019/2020 Treaty. The treaty in effect during Year Ended 2018 was covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”) and the 2018/2019 Treaty Year that began on July 1, 2018.

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

Effective July 1, 2019, our 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
Line of Business	December 15, 2019 to December 31, 2020	July 1, 2019 to December 14, 2019	July 1, 2018 to June 30, 2019	July 1, 2017 to June 30, 2018

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%	20%

	Treaty Year
Line of Business	December 15, 2019 to June 30, 2020	July 1, 2019 to December 14, 2019	July 1, 2018 to June 30, 2019	July 1, 2017 to June 30, 2018

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial $1,000,000
of losses	$750,000	$1,000,000	$900,000	$800,000
Losses per occurrence subject to
quota share reinsurance coverage	$1,000,000	None	$1,000,000	$1,000,000
Excess of loss coverage and facultative
facility coverage (1)	9,000,000	9,000,000	9,000,000	9,000,000
	in excess of	in excess of	in excess of	in excess of
	1,000,000	1,000,000	1,000,000	1,000,000
Total reinsurance coverage per occurrence	9,250,000	9,000,000	9,100,000	9,200,000
Losses per occurrence subject to
reinsurance coverage	10,000,000	10,000,000	10,000,000	10,000,000
Expiration date	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2018

Catastrophe Reinsurance:
Initial loss subject to personal lines
quota share treaty	7,500,000	None	$5,000,000	$5,000,000
Risk retained per catastrophe
occurrence (2)	5,625,000	$7,500,000	$4,500,000	$4,000,000
Catastrophe loss coverage in excess of
quota share coverage (3)	602,500,000	$602,500,000	$445,000,000	$315,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes

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
(6)
Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

	Treaty Year
	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to
Line of Business	June 30, 2020	June 30, 2019	June 30, 2018

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000

	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	None	90%	90%
Percent ceded - excess of $1,000,000 of coverage		100%	100%
Risk retained		$100,000	$100,000
Total reinsurance coverage per occurrence		$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000	$5,000,000
Expiration date		June 30, 2019	June 30, 2018

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except for the steps taken to remediate the material weakness identified below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded there is a material weakness in internal control over financial reporting as December 31, 2019 related to the operation of controls related to the establishment and ongoing monitoring of case reserves for losses and loss adjustment expenses.

Remediation

Management has been implementing and continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include:

●
Engaged external resources to perform a comprehensive review of our claims operations surrounding the establishment and monitoring of liability case reserves;
●
Hired a new Chief Claims Officer whose role includes a review of the entire population of case reserves to the policy level to ensure proper valuation, existence, and completeness;
●
Increased the number, experience level and skill of the personnel involved in our claims function through hiring and improved training;
●
Performed a thorough review of existing policies and procedures in place to facilitate the development and documentation of controls over financial reporting regarding liability case reserves. This review led to the addition of multiple controls including a quality assurance process as well as enhanced documentation of our existing controls in place;
●
Enhanced testing procedures performed by our outsourced internal audit to ensure adequate design and operating effectiveness of new and existing internal controls.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Our independent registered public accounting firm, Marcum LLP, has audited the consolidated financial statements and has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

Inherent Limitation on Effectiveness of Controls

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

Adverse Opinion on Internal Control over Financial Reporting

We have audited Kingstone Companies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the operation of controls related to the establishment and ongoing monitoring of case reserves for losses and loss adjustment expenses has been identified and included in “Management's Annual Report on Internal Control over Financial Reporting”.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2019, and this report does not affect our report dated March 16, 2020 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum llp
Hartford, CT
March 16, 2020

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	66	Chief Executive Officer, President, Executive Chairman of the Board and Director
Meryl S. Golden	60	Chief Operating Officer and Director
Victor J. Brodsky	62	Chief Financial Officer and Treasurer
Benjamin Walden	52	Executive Vice President and Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	65	Secretary and Director
Timothy P. McFadden	57	Assistant Secretary and Director
Jay M. Haft	84	Director
William L. Yankus	60	Director
Carla A. D’Andre	64	Director

Barry B. Goldstein

Mr. Goldstein has served as our Chief Executive Officer and President, as well as Chief Executive Officer and President of Kingstone Insurance Company, our wholly owned New York property and casualty insurer (“KICO”), since July 19, 2019. He previously served as our Chief Executive Officer, President and Chairman of the Board from March 2001 through December 31, 2018 and as Chief Executive Officer and President of KICO from January 2012 through December 31, 2018. Mr. Goldstein has served as our Executive Chairman of the Board since January 1, 2019 and as one of our directors since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013.  Since January 2006, Mr. Goldstein has served as Chairman of the Board of KICO. He has served as Chairman of its Executive Committee since October 2019 (having previously served in such capacity from 2006 to 2018). Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. From 1997 to 2004, Mr. Goldstein served as President of AIA Acquisition Corp., which operated insurance agencies in Pennsylvania and which sold substantially all of its assets to us in 2003. Mr. Goldstein is a certified public accountant (inactive). Mr. Goldstein received his B.A. and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Meryl S. Golden

Ms. Golden has served as our Chief Operating Officer since September 25, 2019 and as one of our directors since March 11, 2020. She has also served as Chief Operating Officer, a director and a member of the Executive Committee of KICO since September 25, 2019. Ms. Golden has over 25 years of experience in the insurance industry. She served as Northeast General Manager of Progressive Insurance from 2000 to 2004 (having served as Connecticut General Manager at Progressive from 1996 to 2000). Ms. Golden was Senior Vice President/General Manager at Liberty Mutual from 2005 to 2007. From 2007 to 2009, she was a Management Committee advisor to Bridgewater Associates, a hedge fund. Ms. Golden served as General Manager of North America for Earnix, a banking and insurance software company, from 2010 to 2018 and was Sales Manager, Insurance Solutions for Arity, a mobility and data analytics company founded by Allstate, from 2018 until September 2019. Ms. Golden received her B.S. degree in Accounting from the Wharton School of the University of Pennsylvania and her M.B.A. in Marketing and Finance from the University of Chicago. We believe that Ms. Golden’s executive level experience in the insurance industry gives her the qualifications and skills to serve as one of our directors.

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

Benjamin Walden

Mr. Walden has served as Executive Vice President of KICO since February 2017 and as Chief Actuary of KICO since December 2013. From January 2015 to February 2017, he served as Senior Vice President of KICO and from December 2013 to January 2015, he served as Vice President of KICO. From February 2010 to November 2013, Mr. Walden served as Chief Actuary for Interboro Insurance Company, a personal lines carrier. From July 2008 to February 2010, Mr. Walden was President of Assigned Risk Consulting, Inc., an independent actuarial consulting firm. From October 2001 to April 2009, he served as Vice President and Chief Actuary of AutoOne Insurance, an assigned risk automobile servicing carrier. Mr. Walden was also an actuarial consultant at Milliman, Inc., an independent provider of actuarial and consulting services, from January 1998 to October 2001. Mr. Walden has been a Fellow of the Casualty Actuarial Society since 1999 and holds a Bachelor of Science Degree in Mathematics from Villanova University. Mr. Walden tendered his resignation effective May 31, 2020.

 Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. from New York University. Mr. Tupper served as a director of KICO from 2006 to 2018 and has served as Chairman of its Audit Committee since 2006. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  He has served as one of our directors and Chairman of our Audit Committee since June 2014 and as our Secretary since June 2015. We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO (including his service as Chairman of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

 Jay M. Haft

Mr. Haft served for more than 15 years as a personal advisor to Victor Vekselberg, a Russian entrepreneur with considerable interests in oil, aluminum, utilities and other industries. Mr. Haft is a partner at Columbus Nova, the U.S.-based investment and operating arm of Mr. Vekselberg’s Renova Group of companies. Mr. Haft is also a strategic and financial consultant for growth stage companies. He is active in international corporate finance and mergers and acquisitions as well as in the representation of emerging growth companies. Mr. Haft has extensive experience in the Russian market, in which he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets. He has been a founder, consultant and/or director of numerous public and private corporations, and served as Chairman of the Board of Dusa Pharmaceuticals, Inc. Mr. Haft serves on the Board of The Link of Times Foundation and The Mariinski Foundation and is an advisor to Montezemolo & Partners. He has been instrumental in strategic planning and fundraising for a variety of Internet and high-tech, leading edge medical technology and marketing companies over the years. Mr. Haft served as counsel to Reed Smith, an international law firm. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, a past national trustee and Treasurer of the Miami City Ballet, and a past Board member of the Concert Association of Florida. He is also a past trustee of Florida International University Foundation and previously served on the advisory board of the Wolfsonian Museum and Florida International University Law School. Mr. Haft served as our Vice Chairman of the Board from February 1999 until March 2001. From October 1989 to February 1999, he served as our Chairman of the Board and he has served as one of our directors since 1989 (serving as Chairman of our Nominating and Corporate Governance Committee from 2010 to 2018). Mr. Haft received B.A. and LL.B. degrees from Yale University. We believe that Mr. Haft’s corporate finance, business consultation, legal and executive-level experience, as well as his service on the Board of KICO, give him the qualifications and skills to serve as one of our directors.

William L. Yankus

Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry.  Since September 2015, Mr. Yankus has provided insurance-related consulting services through Pheasant Hill Advisors, LLC.  From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers.  Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010.  Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993.  He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984.  Mr. Yankus has served as one of our directors since March 2016, Chairman of our Compensation Committee since April 2017 and Chairman of our Investment Committee since February 2020.  He received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

 Carla A. D’Andre

Ms. D’Andre has more than 40 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council. She also serves as a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017 and currently serves as Co-Chair of our Finance Committee. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business and a B.B.A. from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

 Timothy P. McFadden

Mr. McFadden has more than 28 years of experience in the insurance industry. Since 2012, Mr. McFadden has served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. Since 2015, he has also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. He is a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. Mr. McFadden has served as one of our directors and Chair of our Nominating and Corporate Governance Committee since August 2018. We believe that Mr. McFadden's executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

Family Relationships

There are no family relationships among any of our executive officers and directors; however, see Item 13 (“Certain Relationships and Related Transactions, and Director Independence - Other”) of this Annual Report.

Term of Office

Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes, the audits of our financial statements and the appointment of our Independent Registered Public Accounting Firm. The members of the Audit Committee are Messrs. Tupper, Yankus and McFadden.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as defined in applicable Nasdaq listing standards and federal securities rules and regulations, and that Mr. Tupper is independent under applicable and federal securities rules and regulations on independence of Audit Committee members.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2019. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2019, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Brodsky filed two Forms 4 one day late, each reporting one transaction.

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

ITEM 11.
EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2019 and 2018 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Barry B. Goldstein (1)	2019	$636,500	$-	$-	$-	$-	$37,520(5)	$674,020
Chief Executive Officer; Executive Chairman of the Board	2018	$630,000	$-	$-	$-	$21,887(4)	$43,784(6)	$695,671
Dale A. Thatcher (2)	2019	$625,000	$-	$750,000	$-	$5,000(4)	$38,200(7)	$1,418,200
Chief Executive Officer; Chief Operating Officer	2018	$398,630	$-	$750,000	$-	$59,795(4)	$79,157(8)	$1,287,582
Victor J. Brodsky	2019	$369,666	$-	$150,000	$-	$34,508(4)	$22,042(9)	$576,217
Chief Financial Officer	2018	$350,000	$-	$140,009	$-	$17,573(4)	$27,759(10)	$535,341
Benjamin Walden	2019	$339,025	$-	$135,000	$-	$31,601(4)	$11,200(11)	$516,825
Executive Vice President and Chief Actuary, Kingstone Insurance Company	2018	$315,000	$-	$110,856	$-	$15,760(4)	$16,000(12)	$457,616

(1)
Mr. Goldstein has served as our Chief Executive Officer since July 19, 2019 and Executive Chairman of the Board since January 1, 2019. He previously served as Chief Executive Officer from March 2001 through December 31, 2018.

(2)
Mr. Thatcher served as our Chief Executive Officer from January 1, 2019 to July 19, 2019. He previously served as our Chief Operating Officer from March 15, 2018 through December 31, 2018.

(3)
Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report.

(4)
Represents amounts earned pursuant to the KICO employee bonus plan for 2019 and profit sharing plan for 2018.

(5)
Represents employer matching contributions under our deferred compensation plan of $17,025, employer matching contributions under our defined contribution plan of $8,495 and a car allowance of $12,000.

(6)
Represents employer matching contributions under our deferred compensation plan of $15,018, employer matching contributions under our defined contribution plan of $10,266, a car allowance of $12,000 and KICO director fees.

(7)
Represents employer matching contributions under our deferred compensation plan of $2,090, employer matching contributions under our defined contribution plan of $9,110, severance payment of $20,000 and a car allowance of $7,000.

(8)
Represents compensation paid for services as a non-employee director during 2018 comprised of a cash retainer of $11,458 and restricted shares of our common stock with a grant date fair value of $41,300, matching contributions under our defined contribution plan of $10,615, a car allowance of $9,567 and KICO director fees.

(9)
Represents employer matching contributions under our deferred compensation plan of $4,090, employer matching contributions under our defined contribution plan of $10,752 and a car allowance of $7,200.

(10)
Represents employer matching contributions under our defined contribution plan of $10,847, a car allowance of $7,200 and KICO director fees.

(11)
Represents employer matching contributions under our defined contribution plan of $11,200.

(12)
Represents employer matching contributions under our defined contribution plan of $11,000 and $5,000 of KICO director fees.

Employment Contracts

Barry B. Goldstein

●
Agreement in effect for the year ended December 31, 2018

During the year ended December 31, 2018, Mr. Goldstein was employed as our President, Chairman of the Board and Chief Executive Officer pursuant to an employment agreement, dated January 20, 2017 (the “2017 Goldstein Employment Agreement”), that was scheduled to expire on December 31, 2019. Pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $630,000 (an increase from $575,000 per annum in effect through December 31, 2016) and an annual bonus equal to 6% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss) and net realized gains (losses) on investments (consistent with the bonus payable to Mr. Goldstein through December 31, 2016). In addition, pursuant to the 2017 Goldstein Employment Agreement, Mr. Goldstein was entitled to a long-term compensation ("LTC") payment of between $945,000 and $2,835,000 in the event our adjusted book value per share (as defined in the 2017 Goldstein Employment Agreement) increased by at least an average of 8% per annum as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase was at least 14%). Accrued LTC compensation credit of $247,311 for the year ended December 31, 2018 is included in other operating expenses in the Consolidated Statements of Income and Comprehensive (Loss) Income included in this Annual Report.

●
Agreement in effect for the year ended December 31, 2019

On October 16, 2018, we entered into an amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2019 and which was scheduled to expire on December 31, 2021 (the “Amended and Restated Goldstein Employment Agreement”). Pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein stepped down as our Chief Executive Officer on January 1, 2019 and was named Executive Chairman of the Board.

Pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $636,500 for the calendar year 2019. In addition, Mr. Goldstein was eligible to receive an annual performance bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss) and net realized gains (losses) on investments. In addition, pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to an LTC payment (which was a continuation of the previous terms under the 2017 Goldstein Employment Agreement) of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Amended and Restated Goldstein Employment Agreement) as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase was at least 14%). Pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a grant, under the terms of our 2014 Equity Participation Plan (the “2014 Plan”), during the first 30 days of January 2020, with respect to a number of shares of restricted stock determined by dividing $436,500 by the fair market value of our common stock on the date of grant. The January 2020 grant was to vest with respect to 50% of the award on each of December 31, 2020 and December 31, 2021 based on the continued provision of services through the applicable vesting date. Also, pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a grant, under the 2014 Plan, during the first 30 days of 2021, with respect to a number of shares of restricted stock determined by dividing $236,500 by the fair market value of our common stock on the date of grant. The January 2021 grant was to vest on December 31, 2021 based on the continued provision of services through such date. The above stock grant provisions were superseded by the provisions of the Second Amended and Restated Goldstein Employment Agreement as discussed below.

●
Agreement in effect as of January 1, 2020

On October 14, 2019, we entered into a second amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2020 and expires on December 31, 2022 (the “Second Amended and Restated Goldstein Employment Agreement”).

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary.  In addition, pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an LTC payment of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Second Amended and Restated Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%).

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein is entitled to receive a grant, under the terms of the 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of our common stock on the date of grant. The January 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date.  Also pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of our common stock on the date of grant.  The January 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date.  Further, pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during each of 2020, 2021 and 2022, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant.  The 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date.  The 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date.  The 2022 grant will become vested on December 31, 2022 based on the continued provision of services through such date.

See “Termination of Employment and Change-in-Control Arrangements–Barry B. Goldstein” below for a discussion of the provisions of the Second Amended and Restated Goldstein Employment Agreement with regard to payments due in the event of the termination of Mr. Goldstein’s employment.

Dale A. Thatcher

●
Agreement in effect for the year ended December 31, 2018

On March 14, 2018, we and Dale A. Thatcher, then one of our directors, entered into an employment agreement (the “2018 Thatcher Employment Agreement”) pursuant to which Mr. Thatcher become our Chief Operating Officer. The 2018 Thatcher Employment Agreement became effective as of March 15, 2018 and expired on December 31, 2018. Pursuant the 2018 Thatcher Employment Agreement, Mr. Thatcher was entitled to receive a base salary of $500,000 per annum and a minimum bonus equal to 15% of his base salary. Concurrently with the execution of the 2018 Thatcher Employment Agreement, we granted to Mr. Thatcher 35,715 shares of restricted common stock under the 2014 Plan. Such shares vest to the extent of one-third of the award on each of the first, second and third anniversaries of the grant date.

●
Agreement in effect from January 1, 2019 through July 19, 2019

On October 16, 2018, we and Mr. Thatcher entered into an employment agreement effective as of January 1, 2019 (the “2019 Thatcher Employment Agreement”). Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher succeeded Mr. Goldstein as our Chief Executive Officer and was entitled to receive an annual base salary of $500,000 for 2019 and $630,000 for each of 2020 and 2021. In addition, Mr. Thatcher was eligible to receive an annual performance bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss) and net realized gains (losses) on investments. Pursuant to the 2019 Thatcher Employment Agreement, Mr. Thatcher was entitled to receive a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock in each of 2019, 2020 and 2021 determined by dividing $750,000, $1,250,000 and $1,500,000, respectively, by the fair market value of our common stock on the date of grant. See Item 13 (“Certain Relationships and Related Transactions, and Director Independence–Dale A. Thatcher”) of this Annual Report for a discussion of an agreement entered into with Mr. Thatcher in July 2019 with regard to the termination of his employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning unexercised options held by the above named executive officers as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Dale A. Thatcher	-	-		-	42,230(1)	$327,283	-	$-
					23,810(2)	$184,528	-	$-
Victor J. Brodsky	-	-		-	555(3)	$4,304	-	$-
					4,655(4)	$36,076	-	$-
					10,933(5)	$84,731	-	$-
Benjamin Walden	7,000	-	$7.85	3/11/21	333(3)	$2,583	-	$-
					3,686(6)	$28,567	-	$-
					9,840(7)	$76,260	-	$-

(1) Such shares vest to the extent of 14,077 shares on each of January 2, 2020 and 2021, and 14,076 shares on January 2, 2022.

(2) Such shares vest to the extent of 11,905 shares on each of March 14, 2020 and 2021.

(3) Such shares vest in two as nearly equal as possible monthly installments through February 23, 2020.

(4) Such shares vest to the extent of 2,328 shares on February 22, 2020 and 2,327 shares on February 22, 2021.

(5) Such shares vest to the extent of 3,645 shares on April 10, 2020 and 3,644 shares on each of April 10, 2021 and 2022.

(6) Such shares vest to the extent of 1,843 shares on each of February 22, 2020 and 2021.

(7) Such shares vest to the extent of 3,280 shares on each of April 10, 2020, 2021 and 2022.

Termination of Employment and Change-in-Control Arrangements

Barry B. Goldstein

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, in the event that Mr. Goldstein's employment is terminated by us without cause or he resigns for good reason (each as defined in the Second Amended and Restated Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, bonus and LTC payment for the remainder of the term.  In addition, in the event of Mr. Goldstein’s death, his estate would be entitled to receive his base salary, accrued bonus and accrued LTC payment through the date of death. Further, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest.

Mr. Goldstein would be entitled to receive, under certain circumstances, a payment equal to 3.82 times his then annual salary, the target LTC payment of $1,890,000 and his accrued bonus in the event of the termination of his employment within eighteen months following a change of control of our company.

Dale A. Thatcher

See Item 13 (“Certain Relationships and Related Transactions, and Director Independence–Dale A. Thatcher”) for a discussion of an agreement entered into with Mr. Thatcher in July 2019 with regard to the termination of his employment.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2019:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total

Jay M. Haft	$75,000	$40,000	$-	$115,000
Floyd R. Tupper	$85,000	$40,000	$-	$125,000
William L. Yankus	$80,000	$40,000	$-	$120,000
Carla A. D’Andre	$75,000	$40,000	$-	$115,000
Timothy P. McFadden	$75,000	$40,000	$-	$115,000
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

Name	Unvested Restricted Stock Awards (#)

Jay M. Haft	1,999
Floyd R. Tupper	1,999
William L. Yankus	1,999
Carla A. D’Andre	1,749
Timothy P. McFadden	530

Effective January 1, 2019, our non-employee directors are entitled to receive annual compensation for their services as directors as follows:

●           $60,000;
●           an additional $25,000 for service as audit committee chair, an additional $20,000 for service as compensation committee chair, an additional $10,000 for service as investment committee chair, and an additional $15,000 for service as chair of other committees; and
●           $40,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 9, 2020 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each named executive officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	707,158(1)	6.5%

Jay M. Haft 69 Beaver Dam Road Salisbury, Connecticut	98,010	*

Floyd R. Tupper 220 East 57th Street New York, New York	67,388(2)	*

Dale A. Thatcher 212 Third Street Milford, Pennsylvania	59,882(3)	*

Victor J. Brodsky 15 Joys Lane Kingston, New York	36,457(4)	*

Benjamin Walden 15 Joys Lane Kingston, New York	32,966(5)	*

Carla A. D’Andre 3561 Avocado Avenue Miami, Florida	15,821(6)	*

William L. Yankus 10 Pheasant Hill Road Farmington, Connecticut	13,086	*

Meryl S. Golden 15 Joys Lane Kingston, New York	12,500(7)	*

Timothy P. McFadden 310 8th Avenue N. Saint Petersburg, Florida	7,518	*

The TCW Group, Inc. on behalf of the TCW Business Unit 865 South Figueroa Street Los Angeles, California	673,170(8)	6.2%

RenaissanceRe Ventures Ltd. Renaissance Other Investments Holding II Ltd. RenaissanceRe Holdings Ltd. Renaissance House 12 Crow Lane Pembrooke HM19 Bermuda	595,238(9)	5.5%

All executive officers and directors as a group (9 persons)	990,904(1)(2)(4)(5)(6)(7)	9.1%

* Less than 1%.

(1)
The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein's wife and (ii) 2,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 638,890 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein's wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(2)
Includes (i) 32,065 shares owned by Mr. Tupper’s wife (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper's wife. Mr. Tupper has sole voting and dispositive power over 34,513 shares of common stock and shared voting and dispositive power over 32,875 shares of common stock. The inclusion of the shares owned by Mr. Tupper's wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)	Includes 11,905 shares issuable upon the vesting of restricted stock within 60 days.

(4)	Includes 3,644 shares issuable upon the vesting of restricted stock within 60 days.

(5)	Includes 7,000 shares issuable upon the exercise of options that are exercisable currently and 3,280 shares issuable upon the vesting of restricted stock within 60 days.

(6)
Includes 10,000 shares held in a retirement trust for the benefit of Ms. D’Andre’s husband. Ms. D’Andre has sole voting and dispositive power over 5,821 shares of common stock and shared voting and dispositive power over 10,000 shares of common stock. The inclusion of the shares owned by the retirement trust for the benefit of Ms. D'Andre’s husband shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(7)	Represents shares issuable upon the exercise of options that are exercisable currently.

(8)
The information regarding The TCW Group, Inc. on behalf of the TCW Business Unit is based solely on a Schedule 13G filed by such reporting person with the SEC on February 7, 2020 (the “TCW 13G”). According to the TCW 13G, such reporting person has shared voting and dispositive power over the 673,170 shares of common stock.

(9)
The information regarding RenaissanceRe Ventures Ltd. (“RenaissanceRe Ventures”), Renaissance Other Investments Holding II Ltd. (“ROIHL II”) and RenaissanceRe Holdings Ltd. (“RenaissanceRe Holdings”) is based solely on a Schedule 13G/A filed by such reporting persons with the SEC on February 14, 2019 (the “Renaissance 13G/A”). According to the Renaissance 13G/A, RenaissanceRe Ventures, ROIHL II and RenaissanceRe Holdings each has shared voting and dispositive power over the 595,238 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

●       All compensation plans previously approved by security holders; and
●       All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	82,000	$8.61	327,900

Equity compensation plans not approved by security holders	-	-	-

Total	82,000	$8.61	327,900

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Jay M. Haft, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre, Timothy P. McFadden and Meryl S. Golden. Our board of directors has determined that each of Messrs. Haft, Tupper, Yankus and McFadden and Ms. D’Andre are independent under applicable Nasdaq listing standards and federal securities rules and regulations.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper, Yankus and McFadden, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence of Audit Committee members.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Messrs. McFadden and Tupper and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Yankus, Haft and Tupper and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Dale A. Thatcher

In connection with the separation from employment of Dale Thatcher as our Chief Executive Officer and President in July 2019 (the “Separation Date”), each of we and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher.  Pursuant to the Separation Agreement, we and KICO agreed to collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the 2019 Thatcher Employment Agreement (and related KICO employment agreement) upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction of any bonus payments payable under the 2019 Thatcher Employment Agreement (and related KICO employment agreement), (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020; and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date.  In addition, we and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release.  Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

Other

The daughter of Barry Goldstein, Amanda Goldstein, is employed as our Investor Relations Director and serves as Vice President of Cosi Agency, Inc., one of our subsidiaries. For the fiscal year ended December 31, 2019, she earned $155,368 in compensation.

Related Party Transactions

Due to the infrequency of related party transactions, we have not formally adopted procedures for the review of, or standards for approval of, such transactions; however, our Board of Directors (or a designated committee thereof) will review related party transactions on a case-by-case basis.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2019 and 2018.

Fee Category	Fiscal 2019 Fees	Fiscal 2018 Fees
Audit Fees(1)	$306,940	$309,684
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$306,940	$309,684

(1)
Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services provided in connection with other statutory or regulatory filings.
(2)
Marcum did not provide any tax services during the fiscal year.
(3)
Marcum did not provide any “Audit-Related” services during the fiscal year.
(4)
Marcum did not provide any other services during the fiscal year.

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

4(a)
Indenture, dated as of December 19, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017).

4(b)
First Supplemental Indenture, dated as of December 19, 2017, between Kingstone Companies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2017).

4(c)
Form of Global Note representing $30,000,000 aggregate principal amount of 5.50% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 20, 2017).

10(a)	2014 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2014).

10(b)
Second Amended and Restated Employment Agreement, dated October 14, 2019, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10(c)	Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (157,431 shares).

10(d)	Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (17,191 shares).

10(e)
Stock Grant Agreement, dated as of March 14, 2018, between Kingstone Companies, Inc. and Dale A. Thatcher (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018).

10(f)	Stock Grant Agreement, dated as of January 1, 2019, between Kingstone Companies, Inc. and Dale A. Thatcher.

10(g)
Agreement and General Release, dated as of July 19, 2019, by and among Kingstone Companies, Inc., Kingstone Insurance Company and Dale A. Thatcher (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2019).

10(h)
Employment Agreement, dated as of August 27, 2019, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

10(i)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017).

23	Consent of Marcum LLP.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

ITEM 16.
FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Date: March 16, 2020	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein
Barry B. Goldstein	Chief Executive Officer, President and Executive Chairman of the Board	March 16, 2020

/s/ Victor J. Brodsky
Victor J. Brodsky	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020

/s/ Meryl S. Golden
Meryl S. Golden	Chief Operating Officer and Director	March 16, 2020

/s/ Floyd R. Tupper
Floyd R. Tupper	Director	March 16, 2020

/s/ William L. Yankus
William L. Yankus	Director	March 16, 2020

/s/ Carla A. D’Andre
Carla A. D’Andre	Director	March 16, 2020

/s/ Jay M. Haft
Jay M. Haft	Director	March 16, 2020

/s/ Timothy P. McFadden
Timothy P. McFadden	Director	March 16, 2020

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years	F-4
ended December 31, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019	F-5
and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the Company's internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

Marcum LLP

We have served as the Company’s auditor since 2012.

Hartford, CT
March 16, 2020

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2019	2018
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$4,124,767 at December 31, 2019 and $4,426,416 at December 31, 2018)	$3,825,952	$4,222,855
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$162,202,355 at December 31, 2019 and $155,431,261 at December 31, 2018)	168,236,181	151,777,516
Equity securities, at fair value (cost of $22,624,668 at December 31, 2019 and
$18,305,986 at December 31, 2018)	24,661,382	16,572,616
Other investments	2,584,913	1,855,225
Total investments	199,308,428	174,428,212
Cash and cash equivalents	32,391,485	21,138,403
Premiums receivable, net	12,706,411	13,961,599
Reinsurance receivables, net	40,750,538	26,367,115
Deferred policy acquisition costs	20,634,378	17,907,737
Intangible assets, net	500,000	670,000
Property and equipment, net	7,620,636	6,056,929
Deferred income taxes, net	311,052	354,233
Other assets	6,979,884	5,867,850
Total assets	$321,202,812	$266,752,078

Liabilities
Loss and loss adjustment expense reserves	$80,498,611	$56,197,106
Unearned premiums	90,383,238	79,032,131
Advance premiums	3,191,512	2,107,629
Reinsurance balances payable	11,714,724	1,933,376
Deferred ceding commission revenue	7,735,398	2,686,677
Accounts payable, accrued expenses and other liabilities	9,986,317	6,819,231
Income taxes payable	-	15,035
Long-term debt, net	29,471,431	29,295,251
Total liabilities	232,981,231	178,086,436

Commitments and Contingencies (Note 17)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value, authorized 20,000,000 shares; issued 11,824,889 shares at December 31, 2019 and 11,775,148 shares at December 31, 2018; outstanding
10,797,450 shares at December 31, 2019 and 10,747,709 shares at December 31, 2018	118,248	117,751
Capital in excess of par	69,133,918	67,763,940
Accumulated other comprehensive income (loss)	4,768,870	(2,884,313)
Retained earnings	16,913,097	26,380,816
	90,934,133	91,378,194
Treasury stock, at cost, 1,027,439 shares at December 31, 2019
and at December 31, 2018	(2,712,552)	(2,712,552)
Total stockholders' equity	88,221,581	88,665,642

Total liabilities and stockholders' equity	$321,202,812	$266,752,078

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31,	2019	2018

Revenues
Net premiums earned	$127,623,442	$103,414,715
Ceding commission revenue	4,650,851	5,332,630
Net investment income	6,869,346	6,186,248
Net gains (losses) on investments	4,591,019	(2,495,857)
Other income	1,828,362	1,334,162
Total revenues	145,563,020	113,771,898

Expenses
Loss and loss adjustment expenses	90,182,324	58,295,205
Commission expense	30,193,175	25,342,137
Other underwriting expenses	24,420,208	20,943,342
Other operating expenses	4,177,731	2,575,404
Depreciation and amortization	2,545,946	1,787,150
Interest expense	1,826,180	1,821,597
Total expenses	153,345,564	110,764,835

(Loss) income from operations before taxes	(7,782,544)	3,007,063
Income tax benefit	(1,816,191)	(86,183)
Net (loss) income	(5,966,353)	3,093,246

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	9,564,647	(4,984,149)

Reclassification adjustment for losses
included in net (loss) income	122,925	464,254
Net change in unrealized gains (losses)	9,687,572	(4,519,895)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(2,034,389)	949,177
Other comprehensive income (loss), net of tax	7,653,183	(3,570,718)

Comprehensive income (loss)	$1,686,830	$(477,472)

(Loss) Earnings per common share:
Basic	$(0.55)	$0.29
Diluted	$(0.55)	$0.29

Weighted average common shares outstanding
Basic	10,773,623	10,686,813
Diluted	10,773,623	10,716,886

Dividends declared and paid per common share	$0.325	$0.400

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2019 and 2018

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2017, as reported	-	$-	11,618,646	$116,186	$68,380,390	$1,100,647	$27,152,822	986,809	$(2,172,299)	$94,577,746
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	-	-	(414,242)	414,242	-	-	-
Balance, January 1, 2018, as adjusted	-	-	11,618,646	116,186	68,380,390	686,405	27,567,064	986,809	(2,172,299)	94,577,746
Stock-based compensation			-	-	702,650	-	-	-	-	702,650
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(72,063)	(719)	(1,356,452)	-	-	-	-	(1,357,171)
Vesting of restricted stock awards	-	-	19,482	190	(190)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,877)	(29)	(50,975)	-	-	-	-	(51,004)
Exercise of stock options	-	-	211,960	2,123	88,517	-	-	-	-	90,640
Acquisition of treasury stock			-	-	-	-	-	40,630	(540,253)	(540,253)
Dividends			-	-	-	-	(4,279,494)	-	-	(4,279,494)
Net income	-	-	-	-	-	-	3,093,246	-	-	3,093,246
Other comprehensive loss	-	-	-	-	-	(3,570,718)	-	-	-	(3,570,718)
Balance, December 31, 2018	-	-	11,775,148	117,751	67,763,940	(2,884,313)	26,380,816	1,027,439	(2,712,552)	88,665,642
Stock-based compensation	-	-	-	-	1,501,377	-	-	-	-	1,501,377
Vesting of restricted stock awards	-	-	58,246	580	(580)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(11,505)	(113)	(154,339)	-	-	-	-	(154,452)
Exercise of stock options	-	-	3,000	30	23,520	-	-	-	-	23,550
Dividends	-	-	-	-	-	-	(3,501,366)	-	-	(3,501,366)
Net loss	-	-	-	-	-	-	(5,966,353)	-	-	(5,966,353)
Other comprehensive income	-	-	-	-	-	7,653,183	-	-	-	7,653,183
Balance, December 31, 2019	-	$-	11,824,889	$ 118,248	$69,133,918	$4,768,870	$ 16,913,097	1,027,439	$ (2,712,552)	$ 88,221,581

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2019	2018

Cash flows from operating activities:
Net (loss) income	$(5,966,353)	$3,093,246
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Net (gains) losses on sale of investments	(28,845)	93,974
Net unrealized (gains) losses of equity investments	(3,832,486)	2,257,727
Net unrealized (gains) losses of other investments	(729,688)	144,156
Depreciation and amortization	2,545,946	1,787,150
Bad debts	(112,761)	(252,492)
Amortization of bond premium, net	417,119	373,014
Amortization of discount and issuance costs on long-term debt	176,180	168,286
Stock-based compensation	1,501,377	702,650
Deferred income tax benefit	(1,991,208)	(5,398)
(Increase) decrease in operating assets:
Premiums receivable, net	1,367,949	(491,409)
Reinsurance receivables, net	(14,383,423)	2,152,015
Deferred policy acquisition costs	(2,726,641)	(3,060,501)
Other assets	(1,096,732)	(3,215,227)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	24,301,505	7,397,484
Unearned premiums	11,351,107	13,384,468
Advance premiums	1,083,883	629,936
Reinsurance balances payable	9,781,348	(630,590)
Deferred ceding commission revenue	5,048,721	(1,579,735)
Accounts payable, accrued expenses and other liabilities	3,152,051	(653,388)
Net cash flows provided by operating activities	29,859,049	22,295,366

Cash flows from investing activities:
Purchase - fixed-maturity securities, available-for-sale	(23,881,518)	(58,542,741)
Purchase - equity securities	(9,578,765)	(13,380,542)
Sale and redemption - fixed-maturity securities, held-to-maturity	400,000	624,963
Sale and maturity - fixed-maturity securities, available-for-sale	16,567,284	21,381,668
Sale - equity securities	5,458,953	9,246,840
Acquisition of fixed assets	(3,939,653)	(2,731,502)
Net cash flows used in investing activities	(14,973,699)	(43,401,314)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,550	90,640
Withholding taxes paid on net exercise of stock options	-	(1,357,171)
Withholding taxes paid on vested retricted stock awards	(154,452)	(51,004)
Purchase of treasury stock	-	(540,253)
Dividends paid	(3,501,366)	(4,279,494)
Net cash flows used in financing activities	(3,632,268)	(6,137,282)

Increase (decrease) in cash and cash equivalents	$11,253,082	$(27,243,230)
Cash and cash equivalents, beginning of period	21,138,403	48,381,633
Cash and cash equivalents, end of period	$32,391,485	$21,138,403

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$388,000	$2,201,000
Cash paid for interest	$1,650,000	$1,700,417

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance and individuals exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 85.0% and 93.7% of KICO’s direct written premiums for the years ended December 31, 2019 and 2018, respectively, came from the New York policies. Kingstone, through its subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements consist of the financials for Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.

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

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in the period in which the estimates are changed. Loss and LAE incurred as presented in the consolidated statements of operations and comprehensive income (loss) are net of reinsurance recoveries.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2019 and 2018. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2019 and 2018. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale. Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01– Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which resulted in changes in the estimated fair value of equity securities and other investments being reported in net income (loss) instead of other comprehensive income (loss). For additional discussion, see Note 2, Accounting Changes. The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined on the specific identification method and reported in net income (loss) in the consolidated statements of operations and comprehensive income (loss).

Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses reported in net income (loss). Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net income (loss). See Note 3, Investments for additional discussion.

Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,922,000 and $1,721,000 as of December 31, 2019 and 2018, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $338,000 and $255,000 as of December 31, 2019 and 2018, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $113,000 and $252,000 were written off for the years ended December 31, 2019 and 2018, respectively.

Deferred Policy Acquisition Costs

Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2019 and 2018.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2019 and 2018, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2019 and 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments.

Concentration, Credit Risk and Market Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments, and premium and reinsurance receivables. At times, cash may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on such accounts and management believes the Company is not exposed to any significant credit risk.

Stressed conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on the Company, in part because the Company has a large investment portfolio supporting the Company’s insurance liabilities, which are sensitive to changing market factors. These market factors, which include interest rates, credit spread, equity prices, and the volatility and strength of the capital markets, all affect the business and economic environment and, ultimately, the profitability of the Company’s business. The Company manages its investments to limit credit and other market risks by diversifying its portfolio among various security types and industry sectors based on KICO’s investment committee guidelines, which employs a variety of investment strategies.

As of December 31, 2019 and 2018, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2019	2018

Collateralized bank repurchase agreement (1)	$941,792	$568,123
Money market funds	12,583,957	15,012,559
Total	$13,525,749	$15,580,682

(1) The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2019, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. Approximately 85% of the Company’s customer base is concentrated in the New York City metropolitan area.

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

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2019 and 2018 as follows:

	Years ended December 31,
	2019	2018
Personal Lines	83.5%	80.7%
Commercial Lines	n/a	11.6%
Total premiums earned subject to concentration	83.5%	92.3%
Premiums earned not subject to concentration (1)	16.5%	7.7%
Total premiums earned	100.0%	100.0%

Premiums earned not subject to concentration is comprised of two different lines of business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and includes the reserves for losses and LAE, which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an on-going basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the consolidated financial statements.

Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. Additionally, the computation of diluted earnings per share excludes unvested restricted stock awards as calculated using the treasury stock method.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and were approximately $153,000 and $173,000 for the years ended December 31, 2019 and 2018, respectively.

Stock-based Compensation

Stock-based compensation expense in 2019 and 2018 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

Compensated Absences

Employees of the Company are entitled to paid vacations, sick days, and other time off depending on job classification, length of service and other factors. The Company has determined it is impracticable to estimate the amount of compensation of future absences and, accordingly, no liability has been recorded in the accompanying consolidated financial statements. The Company’s policy is to recognize the cost of compensated absences when paid to employees.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities, and related income taxes.

Accounting Changes

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the provisions of this Release effective January 1, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, the Company recognized a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative effect adjustment transition method, which applies the provision of the standard at the effective date without adjusting the comparative periods presented. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $855,000 as part of other assets and a lease liability of $855,000 as part of accounts payable, accrued expenses and other liabilities in the consolidated balance sheet. The right-of-use asset is amortized as rent expense on a straight line basis. The adoption of this ASU did not have a material effect on the Company's results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company adopted ASU 2014-09 effective January 1, 2018. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. Accordingly, the adoption of ASU 2014-09, as amended, did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01. Effective January 1, 2018, the Company adopted the provisions of ASU 2016-01. The updated guidance requires equity investments, including limited partnership interests, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The adoption of this guidance resulted in the recognition of approximately $414,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (loss) (“AOCI”) by the same amount. For the year ended December 31, 2018, net loss on investments of approximately $2,496,000 were recorded in the consolidated statements of operations and comprehensive income (loss), which includes net losses of approximately $2,402,000 from the estimated fair value change of equity securities and other investments.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The revised ASU provides accounting guidance for eight specific cash flow issues. The FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. The Company adopted ASU 2016-15 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial condition and results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Available-for-Sale Securities

The amortized cost and estimated fair value of investments in available-for-sale fixed-maturity securities as of December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	$23,244

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	170,519

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	5,747,466

Residential mortgage and other
asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	26,231,230	92,597
Total	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	$6,033,826

(1)
KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 9). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2019, the estimated fair value of the eligible investments was approximately $7,284,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2019, there was no outstanding balance on the FHLBNY credit line.

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2019 and 2018 is shown below:

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$11,986,401	$12,025,804	$6,742,519	$6,738,014
One to five years	49,715,422	51,000,025	47,038,838	46,640,012
Five to ten years	69,850,104	74,410,275	76,884,505	74,290,076
More than 10 years	4,511,795	4,568,847	2,974,426	2,644,180
Residential mortgage and other asset backed securities	26,138,633	26,231,230	21,790,973	21,465,234
Total	$162,202,355	$168,236,181	$155,431,261	$151,777,516

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382

	December 31, 2018
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$6,694,754	$-	$(541,798)	$6,152,956
Common stocks, mutual funds,
and exchange traded funds	11,611,232	99,817	(1,291,389)	10,419,660
Total	$18,305,986	$99,817	$(1,833,187)	$16,572,616

Other Investments

The cost, estimated fair value, and gross gains and losses of the Company’s other investments as of December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Other Investments:
Hedge fund	$1,999,381	$585,532	$2,584,913	$1,999,381	$(144,156)	$1,855,225
Total	$1,999,381	$585,532	$2,584,913	$1,999,381	$(144,156)	$1,855,225

Held-to-Maturity Securities

The amortized cost and estimated fair value of investments in held-to-maturity fixed-maturity securities as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	$151,002

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	51,021

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	96,792

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	$298,815

	December 31, 2018

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains/(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,507	$147,532	$(3,964)	$-	$873,075	$143,568

Political subdivisions of States,
Territories and Possessions	998,803	33,862	-	-	1,032,665	33,862

Corporate and other bonds
Industrial and miscellaneous	2,494,545	38,461	(1,425)	(10,905)	2,520,676	26,131

Total	$4,222,855	$219,855	$(5,389)	$(10,905)	$4,426,416	$203,561

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2019 and 2018 is shown below:

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$499,165	$-	$-
One to five years	2,099,268	2,215,640	2,996,685	3,036,531
Five to ten years	620,134	655,923	619,663	635,846
More than 10 years	606,550	754,039	606,507	754,039
Total	$3,825,952	$4,124,767	$4,222,855	$4,426,416

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:
	Years ended
	December 31,
	2019	2018
Income:
Fixed-maturity securities	$5,943,889	$5,316,970
Equity securities	930,004	820,827
Cash and cash equivalents	337,602	219,238
Total	7,211,495	6,357,035
Expenses:
Investment expenses	342,149	170,787
Net investment income	$6,869,346	$6,186,248

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $400,000 and $624,963 for the years ended December 31, 2019 and 2018, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $16,567,284 and $21,381,668 for the years ended December 31, 2019 and 2018, respectively.

Proceeds from the sale of equity securities were $5,458,953 and $9,246,840 for the years ended December 31, 2019 and 2018, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Years ended
	December 31,
	2019	2018
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$11,608	$117,186
Gross realized losses	(134,533)	(618,699)
	(122,925)	(501,513)

Equity securities:
Gross realized gains	316,924	992,012
Gross realized losses	(165,154)	(584,473)
	151,770	407,539

Net realized gains (losses)	28,845	(93,974)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	3,832,486	-
Gross losses	-	(2,257,727)
	3,832,486	(2,257,727)

Other Investments:
Gross gains	729,688	-
Gross losses	-	(144,156)
	729,688	(144,156)

Net unrealized gains (losses)	4,562,174	(2,401,883)

Net gains (losses) on investments	$4,591,019	$(2,495,857)

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2019 and December 31, 2018, there were 39 and 156 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the years ended December 31, 2019 and 2018. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2019 and 2018 as follows:

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	3,067,428	(11,316)	3	-	-	-	3,067,428	(11,316)

Corporate and other
bonds industrial and
miscellaneous	3,730,478	(16,685)	7	1,300,915	(13,473)	3	5,031,393	(30,158)

Residential mortgage and other
asset backed securities	5,862,636	(68,793)	5	13,534,768	(276,451)	21	19,397,404	(345,244)

Total fixed-maturity
securities	$12,660,542	$(96,794)	15	$14,835,683	$(289,924)	24	$27,496,225	$(386,718)

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

The Company’s investments measured at fair value on a recurring basis are allocated among fair value levels at December 31, 2019 and 2018 as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$7,061,100	$-	$-	$7,061,100

Political subdivisions of
States, Territories and
Possessions	-	9,321,812	-	9,321,812

Corporate and other
bonds industrial and
miscellaneous	123,010,772	2,611,267	-	125,622,039

Residential mortgage backed securities	-	26,231,230	-	26,231,230
Total fixed maturities	130,071,872	38,164,309	-	168,236,181
Equity securities	24,661,382	-	-	24,661,382
Total investments	$154,733,254	$38,164,309	$-	$192,897,563

	December 31, 2018
	Level 1	Level 2	Level 3	Total

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

Pursuant to ASC 820 “Fair Value Measurement” (“ASC 820”) an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the NAV per share (or its equivalent) of the investment. The following table sets forth the Company’s investment in a hedge fund measured at NAV per share (or its equivalent) as of December 31, 2019 and 2018. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2019	December 31, 2018

Other Investments:
Hedge fund	$2,584,913	$1,855,225
Total	$2,584,913	$1,855,225

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of December 31, 2019 and 2018, which is not measured at fair value is as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,313,994	$-	$27,313,994

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$28,521,734	$-	$28,521,734

The fair value of long-term debt is estimated based on observable market prices when available. When observable market prices are not available, the fair values of debt are based on observable market prices of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$3,825,952	$4,124,767	$4,222,855	$4,426,416
Cash and cash equivalents	$32,391,485	$32,391,485	$21,138,403	$21,138,403
Premiums receivable, net	$12,706,411	$12,706,411	$13,961,599	$13,961,599
Reinsurance receivables, net	$40,750,538	$40,750,538	$26,367,115	$26,367,115
Real estate, net of accumulated depreciation	$2,292,743	$2,705,000	$2,300,827	$2,705,000
Reinsurance balances payable	$11,714,724	$11,714,724	$1,933,376	$1,933,376

Note 6 - Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2019.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2019 and 2018 are summarized as follows:

		December 31, 2019			December 31, 2018
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-	3,400,000	3,230,000	170,000
Other identifiable
intangibles	7	950,000	950,000	-	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000	$4,850,000	$4,180,000	$670,000

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets with both finite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2019 and 2018.

The Company recorded amortization expense related to intangible assets of $170,000 and $340,000, for the years ended December 31, 2019 and 2018, respectively.

Note 7 - Reinsurance

Through June 30, 2019, the Company’s quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020”) Treaty. In addition to the 2019/2020 Treaty, the Company’s quota share reinsurance treaties in effect during the years ended December, 2019 and 2018 for its personal lines business were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the year ended December 31, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The treaties in effect during the year ended December 31, 2018 were covered under the July 1, 2017 through June 30, 2018 treaty year (“2017/2018 Treaty Year”) and the 2018/2019 Treaty Year that began on July 1, 2018.

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

Effective July 1, 2019, the 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to	to
Line of Business	December 31, 2020	December 14, 2019	June 30, 2019	June 30, 2018

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%	20%

	Treaty Year
Line of Business	December 15, 2019 to June 30, 2020	July 1, 2019 to December 14, 2019	July 1, 2018 to June 30, 2019	July 1, 2017 to June 30, 2018

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial $1,000,000
of losses	$750,000	$1,000,000	$900,000	$800,000
Losses per occurrence subject to
quota share reinsurance coverage	$1,000,000	None	$1,000,000	$1,000,000
Excess of loss coverage and facultative
facility coverage (1)	$9,000,000	$9,000,000	$ 9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of
	$ 1,000,000	$1,000,000	$ 1,000,000	$ 1,000,000
Total reinsurance coverage per occurrence	$ 9,250,000	$9,000,000	$ 9,100,000	$ 9,200,000
Losses per occurrence subject to
reinsurance coverage	$ 10,000,000	$10,000,000	$ 10,000,000	$ 10,000,000
Expiration date	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2018

Catastrophe Reinsurance:
Initial loss subject to personal lines
quota share treaty	$ 7,500,000	None	$5,000,000	$5,000,000
Risk retained per catastrophe
occurrence (2)	$ 5,625,000	$7,500,000	$4,500,000	$4,000,000
Catastrophe loss coverage in excess of
quota share coverage (3)	$ 602,500,000	$602,500,000	$445,000,000	$315,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes

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
(6)
Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

	Treaty Year
	July 1, 2019	July 1, 2018	July 1, 2017
	to	to	to
Line of Business	June 30, 2020	June 30, 2019	June 30, 2018

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%	100%
Risk retained	$100,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019	June 30, 2018

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%	90%
Percent ceded - excess of $1,000,000 of coverage		100%	100%
Risk retained		$100,000	$100,000
Total reinsurance coverage per occurrence		$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000	$5,000,000
Expiration date		June 30, 2019	June 30, 2018

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2019 and 2018 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2019
Cavello Bay Reinsurance Limited (1)	$4,036	$2,427	$6,463	$5,995	(2)
Swiss Reinsurance America Corporation	4,418	1,336	5,754	-
Hanover Rueck SE	3,156	522	3,678	-
SCOR Reinsurance Company	394	458	852	-
Allied World Assurance Company	760	170	930	-
Others	2,964	471	3,435	-
Total	$15,728	$5,384	$21,113	$5,995

December 31, 2018
Cavello Bay Reinsurance Limited (1)	$5,319	$1,277	$6,596	$7,548	(2)
Swiss Reinsurance America Corporation	4,499	1,251	5,750	-
Hanover Rueck SE	2,728	1,181	3,909	-
SCOR Reinsurance Company	528	89	617	-
Allied World Assurance Company	306	373	679	-
Others	2,291	282	2,573	58	(3)
Total	$15,671	$4,453	$20,125	$7,606

(Columns in the tables above may not sum to totals due to rounding)

(1) On December 27, 2018, Enstar Group Limited announced that one of its wholly owned subsidiaries, Cavello Bay Reinsurance Limited acquired Maiden Reinsurance North America, Inc.
(2) Secured pursuant to collateralized trust agreements.
(3) Represents $53,000 secured pursuant to collateralized trust agreement and $5,000 guaranteed by an irrevocable letter of credit.

Assets held in the trusts referred to in footnotes (2) and (3) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2019 and 2018 include unearned ceded premiums of approximately $19,638,000 and $6,243,000, respectively.

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the year ended December 31, 2019 are attributable to contracts under: (1) the 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed, and (2) the 2019/20 Treaty. The Loss Ratios for treaties in effect for the year ended December 31, 2018 are attributable to contracts under the 2017/2019 Treaty for both the 2017/2018 Treaty Year and the 2018/2019 Treaty Year.

Treaties in effect for the year ended December 31, 2019

Under the 2019/2020 Treaty, the Company receives an upfront fixed provisional rate that is not subject to a sliding scale contingent adjustment. Under the 2017/2019 Treaty, the Company received an upfront fixed provisional rate that was only subject to a sliding scale contingent adjustment based upon Loss Ratio for the 2017/2018 Treaty Year (“Loss Period”). Under this arrangement, the Company earned provisional ceding commissions that were subject to later adjustment dependent on changes to the estimated Loss Period Loss Ratio for the 2017/2019 Treaty. The Company’s Loss Period Loss Ratios attributable to the 2017/2019 Treaty reached the maximum contractual level during the six months ended June 30, 2018, and therefore no contingent commission adjustment was recorded for the year ended December 31, 2019.

Treaty in effect for the year ended December 31, 2018

Under the 2017/2019 Treaty, the Company received an upfront fixed provisional rate that was only subject to a sliding scale contingent adjustment based upon Loss Ratio for the 2017/2018 Treaty Year (“Loss Period”). For the year ended December 31, 2018, the Company incurred negative contingent ceding commissions as a result of the Loss Period Loss Ratio for the 2017/2019 Treaty, which reduced contingent ceding commissions earned.

In addition to the treaties that were in effect during the years ended December 31, 2019 and 2018, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenues earned consists of the following:

	Years ended
	December 31,
	2019	2018

Provisional ceding commissions earned	$5,446,370	$6,745,928
Contingent ceding commissions earned	(795,519)	(1,413,298)
	$4,650,851	$5,332,630

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2019 and 2018, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,886,000 and $1,581,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,
	2019	2018

Net deferred policy acquisition costs, net of ceding
commission revenue, beginning of year	$15,221,060	$10,580,824

Cost incurred and deferred:
Commissions and brokerage	32,541,094	27,687,907
Other underwriting and policy acquisition costs	9,423,340	8,227,992
Ceding commission revenue	(10,495,091)	(5,166,193)
Net deferred policy acquisition costs	31,469,343	30,749,706
Return of deferred ceding commission revenue
due to reduction of quota share	-	(2,413,273)
Amortization	(33,791,423)	(23,696,197)
	(2,322,080)	4,640,236

Net deferred policy acquisition costs, net of ceding
commission revenue, end of year	$12,898,980	$15,221,060

Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018

Deferred policy acquisition costs	$20,634,378	$17,907,737
Deferred ceding commission revenue	(7,735,398)	(2,686,677)
Balance at end of period	$12,898,980	$15,221,060

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate fair value of the investment in dividend bearing common stock was $15,180 and $18,400 as of December 31, 2019 and 2018, respectively. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. The maximum allowable advance as of December 31, 2019 was approximately $11,888,000. Advances are limited to 90% of the amount of available collateral, which was approximately $6,556,000 as of December 31, 2019. There were no borrowings under this facility during the years ended December 31, 2019 and 2018.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50%. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67%. The balance of long-term debt as of December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(97,325)	(129,796)
Issuance costs	(431,244)	(574,953)
Long-term debt, net	$29,471,431	$29,295,251

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

The Company used $25,000,000 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds is being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017. On December 4, 2019, the Company contributed additional capital of $3,256,335 to KICO to further support growth.

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2019
Building	$2,344,188	$(663,200)	$1,680,988
Land	652,437	-	652,437
Furniture office equipment	802,325	(656,204)	146,121
Leasehold improvements	18,996	(226)	18,770
Computer equipment and software	10,861,385	(5,813,308)	5,048,077
Automobile	99,352	(25,109)	74,243
Total	$14,778,683	$(7,158,047)	$7,620,636

December 31, 2018
Building	$2,231,967	$(554,077)	$1,677,890
Land	622,937	-	622,937
Furniture office equipment	723,217	(586,010)	137,207
Computer equipment and software	7,240,613	(3,621,718)	3,618,895
Total	$10,818,734	$(4,761,805)	$6,056,929

Depreciation expense for the years ended December 31, 2019 and 2018 was $2,375,946 and $1,447,150, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2019
Premiums written	$171,214,091	$939	$(45,635,899)	$125,579,131
Change in unearned premiums	(11,350,864)	(243)	13,395,418	2,044,311
Premiums earned	$159,863,227	$696	$(32,240,481)	$127,623,442

Year ended December 31, 2018
Premiums written	$146,716,468	$1,004	$(26,923,679)	$119,793,793
Change in unearned premiums	(13,388,535)	4,067	(2,994,610)	(16,379,078)
Premiums earned	$133,327,933	$5,071	$(29,918,289)	$103,414,715

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2019 and December 31, 2018 was $3,191,512 and $2,107,629, respectively.

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2019 and 2018 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2019
Case-basis reserves	$48,688,643	$12,894,469
Loss adjustment expenses	12,606,236	1,416,686
IBNR reserves	19,203,732	1,417,070
Recoverable on unpaid losses		15,728,225
Recoverable on paid losses	-	5,384,325
Total loss and loss adjustment expenses	$80,498,611	21,112,550
Unearned premiums		19,637,988
Total reinsurance receivables		$40,750,538

December 31, 2018
Case-basis reserves	$35,812,037	$12,283,616
Loss adjustment expenses	9,102,862	1,433,170
IBNR reserves	11,282,207	1,954,461
Recoverable on unpaid losses		15,671,247
Recoverable on paid losses	-	4,453,298
Total loss and loss adjustment expenses	$56,197,106	20,124,545
Unearned premiums		6,242,570
Total reinsurance receivables		$26,367,115

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2019	2018

Balance at beginning of period	$56,197,106	$48,799,622
Less reinsurance recoverables	(15,671,247)	(16,748,908)
Net balance, beginning of period	40,525,859	32,050,714

Incurred related to:
Current year	79,044,301	57,143,077
Prior years	11,138,023	1,152,128
Total incurred	90,182,324	58,295,205

Paid related to:
Current year	42,861,207	34,025,387
Prior years	23,076,588	15,794,673
Total paid	65,937,795	49,820,060

Net balance at end of period	64,770,387	40,525,859
Add reinsurance recoverables	15,728,224	15,671,247
Balance at end of period	$80,498,611	$56,197,106

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $12,769,015 and $14,482,712 for the years ended December 31, 2019 and 2018, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2019 and 2018 was $11,138,023 unfavorable and $1,152,128 unfavorable, respectively. During the year ended December 31, 2019, the Company increased case reserves for a significant number of older liability claims, which primarily affected the ultimate loss projections for commercial lines business. This was in response to  management’s detailed review of open liability claims that resulted in new assessments of carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2016 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2019 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2019
	For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2010 - 2018)
2010	$5,598	$5,707	$6,429	$6,623	$6,912	$6,853	$6,838	$6,840	$6,787	$6,788	$(4)	1,617
2011		7,603	7,678	8,618	9,440	9,198	9,066	9,144	9,171	9,127	(2)	1,914
2012			9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,015	77	4,704(1)
2013				10,728	9,745	9,424	9,621	10,061	10,089	10,607	98	1,561
2014					14,193	14,260	14,218	14,564	15,023	16,381	249	2,134
2015						22,340	21,994	22,148	22,491	23,386	228	2,555
2016							26,062	24,941	24,789	27,887	414	2,875
2017								31,605	32,169	35,304	847	3,375
2018									54,455	56,351	2,771	4,178
2019										75,092	19,458	4,225
									Total	$271,938
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited 2010 - 2018)

2010	$2,566	$3,947	$4,972	$5,602	$6,323	$6,576	$6,720	$6,772	$6,780	$6,785
2011		3,740	5,117	6,228	7,170	8,139	8,540	8,702	8,727	8,789
2012			3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,428
2013				3,405	5,303	6,633	7,591	8,407	9,056	9,717
2014					5,710	9,429	10,738	11,770	13,819	14,901
2015						12,295	16,181	18,266	19,984	21,067
2016							15,364	19,001	21,106	23,974
2017								16,704	24,820	28,693
2018									32,383	44,516
2019										40,933
									Total	$209,803

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$62,135
										98
Liabilities for loss and allocted loss adjustment expenses, net of reinsurance										$62,233

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

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	December 31, 2019
Liabilities for loss and loss adjustment expenses, net of reinsurance	$62,233
Total reinsurance recoverable on unpaid losses	15,728
Unallocated loss adjustment expenses	2,538
Total gross liability for loss and LAE reserves	$80,499

The following is supplementary unaudited information about average historical claims duration as of December 31, 2019:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10

All Lines of Business	44.9%	18.5%	10.9%	8.9%	9.2%	6.1%	2.7%	0.7%	0.4%	0.1%

The percentages in the above table do not add up to 100% because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

Dividends Declared

Dividends declared and paid on Common Stock were $3,501,366 and $4,279,494 for the years ended December 31, 2019 and 2018, respectively. The Company’s Board of Directors approved a quarterly dividend on February 6, 2020 of $.0625 per share payable in cash on March 13, 2020 to stockholders of record as of February 28, 2020 (see Note 19 - Subsequent Events).

Stock Options

Pursuant to the Company’s 2005 Equity Participation Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options and restricted stock, a maximum of 700,000 shares of the Company’s Common Stock are permitted to be issued pursuant to options granted and restricted stock issued. Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which, a maximum of 700,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan and 2005 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). The Board of Directors or the Compensation Committee determines the expiration date with respect to non-statutory stock options and the vesting provisions for restricted stock granted under the 2014 Plan and 2005 Plan. During the year ended December 31, 2018, the remaining options outstanding under the 2005 Plan were exercised and as of December 31, 2018, there were no options outstanding under the 2005 Plan.

The results of operations for the years ended December 31, 2019 and 2018 include stock-based compensation expense for stock options totaling approximately $30,000 and $6,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the years ended December 31, 2019 and 2018. Such amounts have been included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The weighted average estimated fair value of stock options granted during the year ended December 31, 2019 was $1.91 per share. No options were granted during the year ended December 31, 2018. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Years ended
	December 31,
	2019	2018

Dividend Yield	2.87%	n/a
Volatility	36.11%	n/a
Risk-Free Interest Rate	1.61%	n/a
Expected Life	3.25 years	n/a

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the year ended December 31, 2019 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	37,500	$8.36	2.24	$349,950

Granted	50,000	$8.72		$-
Exercised	(3,000)	$7.85		$6,270
Forfeited	(2,500)	$7.85	2.04	$13,588

Outstanding at December 31, 2019	82,000	$8.61	3.38	$-

Vested and Exercisable at December 31, 2019	50,000	$8.45	2.12	$-

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $7.75 closing price of the Company’s Common Stock on December 31, 2019. The total intrinsic value of options exercised during the year ended December 31, 2019 was $6,270, determined as of the date of exercise.

Participants in the 2014 Plans may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised (“Net Exercise”), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised (“Share Exchange”). The Company received cash proceeds of $23,550 from the exercise of options for the purchase of 3,000 shares of common stock during the year ended December 31, 2019. The Company received cash proceeds of $90,640 from the exercise of options for the purchase of 15,250 shares of common stock during the year ended December 31, 2018. The Company received 7,855 shares from the exercise of options under a Share Exchange for the purchase of 30,000 shares of common stock during the year ended December 31, 2018. The remaining 258,400 options exercised during the year ended December 31, 2018 were Net Exercises, resulting in the issuance of 94,647 shares of common stock.

As of December 31, 2019, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $59,000. Unamortized compensation cost as of December 31, 2019 is expected to be recognized over a remaining weighted-average vesting period of 1.74 years.

As of December 31, 2019, there were 327,900 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the year ended December 31, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2019	120,499	$17.66	$2,129,175

Granted	120,586	$15.51	$1,870,487
Vested	(15,440)	$17.04	$(263,071)
Forfeited	(11,716)	$15.57	$(182,417)

Balance at December 31, 2019	213,929	$16.51	$3,554,174

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. Stock-based compensation expense in 2019 and 2018 includes the estimated fair value of restricted Common Stock granted, amortized on a straight-line basis over the requisite service period. For the years ended December 31, 2019 and 2018, stock-based compensation for these grants was approximately $1,471,500 and $697,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

Note 13 - Statutory Financial Information and Accounting Policies

For regulatory purposes, KICO prepares its statutory basis financial based on statutory accounting principles prescribed or permitted by the New York State Department of Financial Services (the “DFS”). The DFS requires insurance companies domiciled in New York State to prepare their statutory financial statements in accordance with Statements of Statutory Accounting Principles as promulgated by the National Association of Insurance Commissioners (the “NAIC”), subject to any deviations prescribed or permitted by the DFS. These statutory accounting practices differ substantially from GAAP used by most business entities. The more significant variances from GAAP are as follows:

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

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2019 and 2018, KICO paid dividends to Kingstone of $7,000,000 and $3,600,000, respectively. On February 19, 2020, KICO’s Board of Directors approved a cash dividend of $1,500,000 to Kingstone, which was paid on February 20, 2020. For the years ended December 31, 2019 and 2018, KICO recorded statutory basis net income (loss) of $(4,519,183) and $3,801,498, respectively. At December 31, 2019 and 2018, KICO reported statutory basis surplus as regards policyholders of $93,844,197 and $98,745,944, respectively, as filed with the DFS.

Statutory Surplus

In December 2019, the Company made a surplus contribution of $3,256,335 to KICO. See Note 9 – Debt for further detail regarding this contribution.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2019 and 2018.

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2019	2018

Current federal income tax expense (benefit)	$174,779	$(74,001)
Current state income tax expense (benefit)	238	(6,784)
Deferred federal and state income tax benefit	(1,991,208)	(5,398)
Income tax benefit	$(1,816,191)	$(86,183)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2019		2018
Computed expected tax (benefit) expense	$(1,634,334)	21.0%	$631,483	21.0%
State taxes, net of federal benefit	(247,909)	3.2	(377,884)	(12.6)
State valuation allowance	261,573	(3.4)	390,976	13.0
Permanent differences
Dividends received deduction	(97,631)	1.3	(85,703)	(2.9)
Non-taxable investment income	(39,901)	0.5	(40,861)	(1.4)
Excess benefit from stock-based compensation	184	-	(569,459)	(18.9)
Stock-based compensation	80,453	(1.0)	(16,960)	(0.5)
Other permanent differences	(15,961)	0.2	42,496	1.4
Prior year tax matters	(91,748)	1.2	(61,415)	(2.0)
Other	(30,917)	0.3	1,144	-
Income tax benefit, as reported	$(1,816,191)	23.3%	$(86,183)	(2.9)%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2019	2018

Deferred tax asset:
Net operating loss carryovers (1)	$1,586,247	$90,438
Claims reserve discount	839,959	343,905
Unearned premium	3,105,344	3,145,682
Deferred ceding commission revenue	1,624,434	564,202
Other	462,019	383,733
Total deferred tax assets	7,618,003	4,527,960

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,333,219	3,760,625
Intangibles	105,000	140,700
Depreciation and amortization	312,298	664,194
Net unrealized gains (losses) of securities - available-for-sale	1,796,891	(1,151,335)
Total deferred tax liabilities	7,306,951	4,173,727

Net deferred income tax asset	$311,052	$354,233

(1) The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2019	2018	Expiration

Federal only, current year	$1,517,866	$-	None
Amount subject to Annual Limitation, federal only	-	2,100	December 31, 2019
Total federal only	1,517,866	2,100

State only (A)	1,616,568	1,305,365	December 31, 2039
Valuation allowance	(1,548,187)	(1,217,027)
State only, net of valuation allowance	68,381	88,338

Total deferred tax asset from net operating loss carryovers	$1,586,247	$90,438

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2019 and 2018 was approximately $24,901,000 and $20,083,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2039.

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

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax provision for the year ended December 31, 2019:

Change in net deferred income tax assets	$43,181
Deferred tax expense allocated to other comprehensive (loss) income	(2,034,389)
Deferred income tax benefit	$(1,991,208)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019 and 2018. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2016 through December 31, 2018 remain subject to examination. The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 16 - Employee Benefit Plans

Employee Profit Sharing Plan

The Company maintained a discretionary employee profit sharing plan (the “Profit Sharing Plan”) available to full-time employees who were employed as of December 31. For the year ended December 31, 2018, the Profit Sharing Plan called for a bonus to be paid based on a formula that was tied to the annual GAAP combined ratio (“Combined Ratio”). The maximum the bonus could be was 25% of eligible wages at a Combined Ratio of 70%. The bonus decreased by 1% for each percentage point increase in the Combined Ratio. There was a minimum bonus of 5% at a Combined Ratio of 90% and above. The bonus was allocated 35% to the employees’ 401(k) account and 65% as cash through payroll. The Company incurred approximately $445,000 of expense for the year ended December 31, 2018, related to the Profit Sharing Plan, which was recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2019, the Company maintained a new discretionary employee bonus plan, which is discussed below.

Employee Bonus Plan

In November 2018, the Company’s Board of Directors approved a new discretionary employee bonus plan (“Bonus Plan”) to replace the existing Profit Sharing Plan to be effective as of January 1, 2019. Eligible employees can receive a target bonus rate of between 12% and 30% of base salary depending on their position. The target bonus rate is subject to adjustment depending on annual performance evaluation scores. The Bonus Plan is funded through a point system whereby up to 60 points are funded by a target return on investment (“Target ROE”) sliding scale and up to 40 points are funded by achieving various annual corporate goals as approved in advance by the Company’s Board of Directors. A maximum of 60 points can be achieved with a Target ROE of 14%. The bonus is decreased by six points for each percentage point decrease in Target ROE. The minimum of six points can be achieved with Target ROE of 5%. The Company incurred approximately $457,000 of expense for the year ended December 31, 2019, related to the Bonus Plan related to achieving certain annual corporate goals, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $305,000 and $247,000 of expense for the years ended December 31, 2019 and 2018, respectively, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of December 31, 2019 and 2018 amounted to $599,274 and $298,638, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company made voluntary contributions of $5,399 and $24,957 for the years ended December 31, 2019 and 2018, respectively, which are recorded in other operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.  The Company believes the lawsuit to be without merit. The Company has not established an accrual for this matter as a loss is not considered to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation will have a material adverse impact on the Company’s results of operations, financial position, or cash flows. On February 18, 2020, a motion to dismiss was filed with the court.

Office Leases

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

Additional information regarding the Company’s office operating leases is as follows:

Year ended
Lease cost	December 31, 2019
Operating leases	$165,368
Short-term leases	-
Total lease cost (1) (2)	$165,368

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows (2)	$169,861
Discount rate	5.50%
Weighted average remaining lease term in years	5.88 year

(1) Included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
(2) Amount only contains lease cost for the Company’s KICO lease, Cosi lease payments are due and payable January 2020.

The following table presents the contractual maturities of the Company’s lease liabilities as of December 31, 2019:

For the Year
Ending
December 31,	Total
2020	255,624
2021	264,571
2022	273,831
2023	283,415
2024	140,738
Thereafter	192,916
Total undiscounted lease payments	1,411,095
Less: present value adjustment	230,154
Operating lease liability	$1,180,941

Rent expense for the years ended December 31, 2019 and 2018 amounted to $165,368 for each period and is included in the accompanying consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher.  Pursuant to the Separation Agreement, the Company and KICO shall collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date).  In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release.  Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

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

Pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a long-term compensation (“LTC”) award of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Amended Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Further, pursuant to the Amended Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Amended Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term. In addition, in the event of Mr. Goldstein’s death, his estate would be entitled to receive his base salary, accrued bonus and accrued LTC payment through the date of death. Further, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to 3.82 times his then annual salary, the target LTC payment of $1,890,000 and his accrued 6% bonus in the event of the termination of his employment within eighteen months following a change of control of the Company.

Pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a grant, under the terms of the Company’s 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. On January 3, 2020, Mr. Goldstein was granted 157,431 shares of restricted stock pursuant to this provision. The January 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. The January 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during each of 2020, 2021 and 2022, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. On January 3, 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. The 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will become vested on December 31, 2022 based on the continued provision of services through such date.

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

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted will vest in three equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first and second anniversaries following the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden.

Note 18 - Earnings Per Common Share

Basic net earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per common share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings (loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the year ended December 31, 2019, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant period and, as a result, the weighted average number of common shares used in the calculation of diluted earnings per common share for the year ended December 31, 2019 has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per common share follows:

	Years ended
	December 31,
	2019	2018

Weighted average number of shares outstanding	10,773,623	10,686,813

Stock options	-	19,823
Restricted stock awards	-	10,250

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,773,623	10,716,886

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2019 through March 16, 2020, the date these consolidated financial statements were issued for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 6, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.0625 per share payable in cash on March 13, 2020 to stockholders of record as of the close of business on February 28, 2020 (see Note 12).

Restricted Stock Awards

Pursuant to the terms of the Amended Employment Agreement between the Company and Mr. Goldstein, on January 3, 2020, he was granted 157,431 shares of restricted stock valued at $1,250,000 and 17,191 shares of restricted stock valued at $136,500 (see Note 17).

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$29,595,889	$31,201,279	$34,220,010	$32,606,264	$127,623,442
Ceding commission revenue	1,277,683	675,695	1,029,582	1,667,891	4,650,851
Net investment income	1,623,712	1,719,769	1,856,553	1,669,312	6,869,346
Net gains on investments	2,035,363	678,655	998,162	878,839	4,591,019
Total revenues	34,898,548	34,605,370	38,600,003	37,459,099	145,563,020
Loss and loss adjustment expenses	29,134,224	17,672,308	24,781,318	18,594,474	90,182,324
Commission expense and
other underwriting expenses	12,989,407	12,715,622	14,210,078	14,698,276	54,613,383
Net income (loss)	(7,335,190)	1,639,380	(1,725,162)	1,454,619	(5,966,353)
Basic earnings (loss) per share	$(0.68)	$0.15	$(0.16)	$0.13	$(0.55)
Diluted earnings (loss) per share	$(0.68)	$0.15	$(0.16)	$0.13	$(0.55)

	2018
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$22,837,617	$24,104,614	$27,533,907	$28,938,577	$103,414,715
Ceding commission revenue	1,695,158	1,691,168	1,044,529	901,775	5,332,630
Net investment income	1,383,989	1,556,866	1,602,371	1,643,022	6,186,248
Net realized gain (loss) on investments	(523,127)	(106,733)	352,025	(2,218,022)	(2,495,857)
Total revenues	25,701,870	27,546,186	30,885,909	29,637,933	113,771,898
Loss and loss adjustment expenses	17,266,330	11,176,085	13,296,708	16,556,082	58,295,205
Commission expense and
other underwriting expenses	10,831,451	11,093,175	11,788,002	12,572,851	46,285,479
Net income (loss)	(2,717,934)	2,757,297	3,933,730	(879,847)	3,093,246
Basic earnings per share	$(0.28)	$0.26	$0.37	$(0.08)	$0.29
Diluted earnings per share	$(0.28)	$0.25	$0.36	$(0.08)	$0.29

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.