Form 10-Q
period 2020-03-31
KINGSTONE COMPANIES, INC.
filed 2020-05-11
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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

As of May 8, 2020, there were 10,793,260 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2020	2019
	(unaudited)
Assets

Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $4,136,710 at March 31, 2020 and $4,124,767 at December 31, 2019)	$3,826,404	$3,825,952
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $152,675,779 at March 31, 2020 and $162,202,355 at December 31, 2019)	151,879,894	168,236,181
Equity securities, at fair value (cost of $22,430,037 at March 31, 2020 and $22,624,668 at December 31, 2019)	18,368,893	24,661,382
Other investments	1,987,522	2,584,913
Total investments	176,062,713	199,308,428
Cash and cash equivalents	25,586,789	32,391,485
Premiums receivable, net	11,913,123	12,706,411
Reinsurance receivables, net	42,709,055	40,750,538
Deferred policy acquisition costs	19,571,888	20,634,378
Intangible assets	500,000	500,000
Property and equipment, net	7,365,654	7,620,636
Deferred income taxes, net	1,347,699	311,052
Other assets	7,477,334	6,979,884
Total assets	$292,534,255	$321,202,812

Liabilities
Loss and loss adjustment expense reserves	$77,851,099	$80,498,611
Unearned premiums	84,478,538	90,383,238
Advance premiums	3,143,879	3,191,512
Reinsurance balances payable	5,337,287	11,714,724
Deferred ceding commission revenue	6,935,401	7,735,398
Accounts payable, accrued expenses and other liabilities	8,409,856	9,986,317
Long-term debt, net	29,515,476	29,471,431
Total liabilities	215,671,536	232,981,231

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,851,266 shares at March 31, 2020 and 11,824,889 at December 31, 2019; outstanding 10,781,393 shares at March 31, 2020 and 10,797,450 shares at December 31, 2019	118,512	118,248
Capital in excess of par	69,533,150	69,133,918
Accumulated other comprehensive (loss) income	(626,601)	4,768,870
Retained earnings	10,792,934	16,913,097
	79,817,995	90,934,133
Treasury stock, at cost, 1,069,873 shares at March 31, 2020 and 1,027,439 shares at December 31, 2019	(2,955,276)	(2,712,552)
Total stockholders' equity	76,862,719	88,221,581

Total liabilities and stockholders' equity	$292,534,255	$321,202,812

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
Three months ended March 31,	2020	2019

Revenues
Net premiums earned	$26,941,450	$29,595,889
Ceding commission revenue	3,831,099	1,277,683
Net investment income	1,665,844	1,623,712
Net (losses) gains on investments	(6,444,418)	2,035,363
Other income	629,619	365,901
Total revenues	26,623,594	34,898,548

Expenses
Loss and loss adjustment expenses	16,385,821	29,134,224
Commission expense	7,899,191	6,853,416
Other underwriting expenses	6,761,792	6,135,991
Other operating expenses	1,563,620	971,172
Depreciation and amortization	687,094	602,332
Interest expense	456,545	456,545
Total expenses	33,754,063	44,153,680

Loss from operations before income taxes	(7,130,469)	(9,255,132)
Income tax benefit	(1,686,266)	(1,919,942)
Net loss	(5,444,203)	(7,335,190)

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains on available-for-sale-securities	(6,727,489)	4,188,716

Reclassification adjustment for (gains) losses included in net loss	(102,222)	22,431
Net change in unrealized (losses) gains	(6,829,711)	4,211,147

Income tax benefit (expense) related to items of other comprehensive (loss) income	1,434,240	(884,341)
Other comprehensive (loss) income, net of tax	(5,395,471)	3,326,806

Comprehensive loss	$(10,839,674)	$(4,008,384)

Loss per common share:
Basic	$(0.50)	$(0.68)
Diluted	$(0.50)	$(0.68)

Weighted average common shares outstanding
Basic	10,807,841	10,757,843
Diluted	10,807,841	10,757,843

Dividends declared and paid per common share	$0.0625	$0.1000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2020 and 2019

	Preferred Stock		Common Stock			Accumulated Other		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par	Comprehensive Income (Loss)	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642
Stock-based compensation	-	-	-	-	309,882	-	-	-	-	309,882
Vesting of restricted stock awards	-	-	27,593	275	(275)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(6,553)	(64)	(115,943)	-	-	-	-	(116,007)
Dividends	-	-	-	-	-	-	(1,075,962)	-	-	(1,075,962)
Net loss	-	-	-	-	-	-	(7,335,190)	-	-	(7,335,190)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	3,326,806	-	-	-	3,326,806
Balance, March 31, 2019	-	$-	11,796,188	$117,962	$67,957,604	$442,493	$17,969,664	1,027,439	$(2,712,552)	$83,775,171

	Preferred Stock		Common Stock			Accumulated Other		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par	Comprehensive Income (Loss)	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	$88,221,581
Stock-based compensation	-	-	-	-	487,450	-	-	-	-	487,450
Vesting of restricted stock awards	-	-	38,866	387	(387)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(12,489)	(123)	(87,831)	-	-	-	-	(87,954)
Acquisition of treasury stock	-	-	-	-	-	-	-	42,434	(242,724)	(242,724)
Dividends	-	-	-	-	-	-	(675,960)	-	-	(675,960)
Net loss	-	-	-	-	-	-	(5,444,203)	-	-	(5,444,203)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(5,395,471)	-	-	-	(5,395,471)
Balance, March 31, 2020	-	$-	11,851,266	$118,512	$69,533,150	$(626,601)	$10,792,934	1,069,873	$(2,955,276)	$76,862,719

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2020	2019

Cash flows from operating activities:
Net loss	$(5,444,203)	$(7,335,190)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Net (gains) losses on sale of investments	(274,581)	25,192
Net unrealized losses (gains) of equity investments	6,121,608	(1,767,835)
Net unrealized losses (gains) of other investments	597,391	(292,720)
Depreciation and amortization	687,094	602,332
Bad debts	35,737	36,824
Amortization of bond premium, net	105,189	118,568
Amortization of discount and issuance costs on long-term debt	44,045	44,045
Stock-based compensation	487,450	309,882
Deferred income tax expense	397,593	510,533
(Increase) decrease in operating assets:
Premiums receivable, net	757,551	(286,973)
Reinsurance receivables, net	(1,958,517)	209,478
Deferred policy acquisition costs	1,062,490	(246,544)
Other assets	(521,521)	(3,666,830)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(2,647,512)	12,913,165
Unearned premiums	(5,904,700)	627,872
Advance premiums	(47,633)	956,784
Reinsurance balances payable	(6,377,437)	(731,445)
Deferred ceding commission revenue	(799,997)	58,710
Accounts payable, accrued expenses and other liabilities	(1,576,461)	616,556
Net cash flows (used in) provided by operating activities	(15,256,414)	2,702,404

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(961,000)	(6,094,835)
Purchase - equity securities	(5,220,778)	(1,604,615)
Sale and redemption - fixed-maturity securities held-to-maturity	-	400,000
Sale or maturity - fixed-maturity securities available-for-sale	10,553,818	1,505,382
Sale - equity securities	5,518,428	246,047
Acquisition of property and equipment	(432,112)	(1,048,604)
Other investing activities	-	(287,733)
Net cash flows provided by (used in) investing activities	9,458,356	(6,884,358)

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(87,954)	(116,007)
Purchase of treasury stock	(242,724)	-
Dividends paid	(675,960)	(1,075,962)
Net cash flows used in financing activities	(1,006,638)	(1,191,969)

Decrease in cash and cash equivalents	$(6,804,696)	$(5,373,923)
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$25,586,789	$15,764,480

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 82.7% and 91.4% of KICO’s direct written premiums for the three months ended March 31, 2020 and 2019, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.

Note 2 – Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses, and are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates and assumptions used in preparing the consolidated financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements consist of Kingstone and its following wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Cosi. All significant intercompany account balances and transactions have been eliminated in consolidation.

Accounting Changes

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the three months ended March 31, 2020.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company is currently evaluating the effect the updated guidance will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial condition and results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,033,879	$102,361	$-	$-	$5,136,240	$102,361

Political subdivisions of States, Territories and Possessions	9,139,221	275,738	-	-	9,414,959	275,738

Corporate and other bonds Industrial and miscellaneous	112,871,652	2,876,429	(2,258,459)	-	113,489,622	617,970

Residential mortgage and other asset backed securities (1)	25,631,027	292,497	(938,478)	(1,145,973)	23,839,073	(1,791,954)
Total	$152,675,779	$3,547,025	$(3,196,937)	$(1,145,973)	$151,879,894	$(795,885)

(1)
KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2020, the estimated fair value of the eligible investments was approximately $7,287,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2020, there was no outstanding balance on the FHLBNY credit line.

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

(1)
KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the FHLBNY (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2019, the estimated fair value of the eligible investments was approximately $7,284,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2019, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2020 and December 31, 2019 is shown below:

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$12,900,401	$12,937,879	$11,986,401	$12,025,804
One to five years	44,309,018	44,695,085	49,715,422	51,000,025
Five to ten years	65,324,015	66,293,522	69,850,104	74,410,275
More than 10 years	4,511,318	4,114,335	4,511,795	4,568,847
Residential mortgage and other asset backed securities	25,631,027	23,839,073	26,138,633	26,231,230
Total	$152,675,779	$151,879,894	$162,202,355	$168,236,181

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$7,535,068	$7,870	$(1,113,367)	$6,429,571
Common stocks, mutual funds, and exchange traded funds	14,894,969	137,242	(3,092,889)	11,939,322
Total	$22,430,037	$145,112	$(4,206,256)	$18,368,893

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887
Common stocks, mutual funds, and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382

Other Investments

The cost and estimated fair value of, and gross unrealized gains and losses, on the Company’s other investments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Losses	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$(11,859)	$1,987,522	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$(11,859)	$1,987,522	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses, on investments in held-to-maturity fixed-maturity securities as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,561	$162,483	$-	$-	$892,044	$162,483

Political subdivisions of States,
Territories and Possessions	998,573	43,857	-	-	1,042,430	43,857

Corporate and other bonds
Industrial and miscellaneous	2,098,270	106,196	(2,230)	-	2,202,236	103,966

Total	$3,826,404	$312,536	$(2,230)	$-	$4,136,710	$310,306

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	$151,002

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	51,021

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	96,792

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	$298,815

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2020 and December 31, 2019 is shown below:

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$497,770	$500,000	$499,165
One to five years	2,099,588	2,220,096	2,099,268	2,215,640
Five to ten years	620,255	664,805	620,134	655,923
More than 10 years	606,561	754,039	606,550	754,039
Total	$3,826,404	$4,136,710	$3,825,952	$4,124,767

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2020	2019

Income:
Fixed-maturity securities	$1,447,938	$1,526,870
Equity securities	253,073	207,144
Cash and cash equivalents	44,223	40,401
Total	1,745,234	1,774,415
Expenses:
Investment expenses	79,390	150,703
Net investment income	$1,665,844	$1,623,712

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $-0- and $400,000 for the three months ended March 31, 2020 and 2019, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $10,553,818 and $1,505,382 for the three months ended March 31, 2020 and 2019, respectively.

Proceeds from the sale of equity securities were $5,518,428 and $246,047 for the three months ended March 31, 2020 and 2019, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended
	March 31,
	2020	2019
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$204,225	$6,002
Gross realized losses	(32,342)	(28,433)
	171,883	(22,431)

Equity securities:
Gross realized gains	316,513	3,200
Gross realized losses	(213,815)	(5,961)
	102,698	(2,761)

Net realized gains (losses)	274,581	(25,192)

Unrealized (Losses) Gains

Equity securities:
Gross gains	-	1,767,835
Gross losses	(6,121,608)	-
	(6,121,608)	1,767,835

Other investments:
Gross gains	-	292,720
Gross losses	(597,391)	-
	(597,391)	292,720

Net unrealized (losses) gains	(6,718,999)	2,060,555

Net (losses) gains on investments	$(6,444,418)	$2,035,363

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

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive loss as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2020 and December 31, 2019, there were 80 and 39 fixed-maturity securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the three months ended March 31, 2020 and 2019. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2020 as follows:

March 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses
Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	35,409,999	(2,258,459)	50	-	-	-	35,409,999	(2,258,459)

Residential mortgage and other
asset backed securities	6,067,674	(938,478)	13	10,286,307	(1,145,973)	17	16,353,981	(2,084,451)

Total fixed-maturity
securities	$41,477,673	$(3,196,937)	63	$10,286,307	$(1,145,973)	17	$51,763,980	$(4,342,910)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2019 as follows:

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$5,136,240	$-	$-	$5,136,240

Political subdivisions of
States, Territories and
Possessions	-	9,414,959	-	9,414,959

Corporate and other
bonds industrial and
miscellaneous	111,099,020	2,390,602	-	113,489,622

Residential mortgage backed securities	-	23,839,073	-	23,839,073
Total fixed maturities	116,235,260	35,644,634	-	151,879,894
Equity securities	18,368,893	-	-	18,368,893
Total investments	$134,604,153	$35,644,634	$-	$170,248,787

	December 31, 2019
	Level 1	Level 2	Level 3	Total
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

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2020 and December 31, 2019. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2020	December 31, 2019

Other Investments:
Hedge fund	$1,987,522	$2,584,913
Total	$1,987,522	$2,584,913

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of March 31, 2020 and December 31, 2019 not measured at fair value is as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,281,870	$-	$27,281,870

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,313,994	$-	$27,313,994

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$3,826,404	$4,136,710	$3,825,952	$4,124,767
Cash and cash equivalents	$25,586,789	$25,586,789	$32,391,485	$32,391,485
Premiums receivable, net	$11,913,123	$11,913,123	$12,706,411	$12,706,411
Reinsurance receivables, net	$42,709,055	$42,709,055	$40,750,538	$40,750,538
Real estate, net of accumulated depreciation	$2,275,307	$2,705,000	$2,292,743	$2,705,000
Reinsurance balances payable	$5,337,287	$5,337,287	$11,714,724	$11,714,724

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2020
Premiums written	$36,696,929	$-	$(13,506,255)	$23,190,674
Change in unearned premiums	5,904,700	-	(2,153,924)	3,750,776
Premiums earned	$42,601,629	$-	$(15,660,179)	$26,941,450

Three months ended March 31, 2019
Premiums written	$37,488,548	$(34)	$(7,127,909)	$30,360,605
Change in unearned premiums	(628,067)	195	(136,844)	(764,716)
Premiums earned	$36,860,481	$161	$(7,264,753)	$29,595,889

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2020 and December 31, 2019 was $3,143,879 and $3,191,512, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:
	Three months ended
	March 31,
	2020	2019

Balance at beginning of period	$80,498,611	$56,197,106
Less reinsurance recoverables	(15,728,224)	(15,671,247)
Net balance, beginning of period	64,770,387	40,525,859

Incurred related to:
Current year	16,512,475	24,655,975
Prior years	(126,654)	4,478,249
Total incurred	16,385,821	29,134,224

Paid related to:
Current year	5,787,129	7,731,086
Prior years	13,777,236	8,405,440
Total paid	19,564,365	16,136,526

Net balance at end of period	61,591,843	53,523,557
Add reinsurance recoverables	16,259,256	15,586,714
Balance at end of period	$77,851,099	$69,110,271

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $5,866,897 and $3,135,894 for the three months ended March 31, 2020 and 2019, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2020 and 2019 was $126,654 favorable and $4,478,249 unfavorable, respectively. During the three months ended March 31, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business. This was in response to  management’s detailed review of open liability claims that resulted in new assessments of carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

Three key assumptions that materially affect the estimate of loss reserves are the loss ratio estimate for the current accident year used in the BF methods, the loss development factor selections used in the loss development methods, and the loss severity assumptions used in the frequency / severity method described above. The loss ratio estimates used in the BF methods are selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business. The severity assumptions used in the frequency / severity method are determined by reviewing historical average claim severity for older more mature accident periods, trended forward to less mature accident periods.

The Company is not aware of any claim trends that have emerged or that would cause future adverse development that have not already been contemplated in setting current carried reserves levels.

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2017 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2020, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2020 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2011 to December 31, 2019 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										March 31, 2020
	For the Years Ended December 31,									For the three months ended		Cumulative Number of Reported Claims by
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	March 31, 2020	IBNR	Accident Year
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$7,603	$7,678	$8,618	$9,440	$9,198	$9,066	$9,144	$9,171	$9,127	$9,128	$(1)	1,914
2012		9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,015	10,792	87	4,704
2013			10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,607	(12)	1,561(1)
2014				14,193	14,260	14,218	14,564	15,023	16,381	16,376	289	2,136
2015					22,340	21,994	22,148	22,491	23,386	23,042	154	2,555
2016						26,062	24,941	24,789	27,887	27,961	538	2,877
2017							31,605	32,169	35,304	35,873	631	3,380
2018								54,455	56,351	58,073	2,391	4,188
2019									75,092	73,173	12,027	4,365
2020										15,760	6,202	731
									Total	$280,784

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
										For the three
	For the Years Ended December 31,									months ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	March 31, 2020
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$3,740	$5,117	$6,228	$7,170	$8,139	$8,540	$8,702	$8,727	$8,789	$8,991
2012		3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,428	10,442
2013			3,405	5,303	6,633	7,591	8,407	9,056	9,717	9,728
2014				5,710	9,429	10,738	11,770	13,819	14,901	15,150
2015					12,295	16,181	18,266	19,984	21,067	21,448
2016						15,364	19,001	21,106	23,974	24,371
2017							16,704	24,820	28,693	28,969
2018								32,383	44,516	46,178
2019									40,933	50,983
2020										5,469
									Total	$221,729

	Net liability for upaid loss and allocated loss adjustment expenses for the accident years presented									$ 59,055
	All outstanding liabilities before 2011, net of reinsurance									100
	Liabilities for loss and allocated loss adjustment expenses, net of reinsurance									$ 59,154

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	March 31, 2020
Liabilities for loss and loss adjustment expenses, net of reinsurance	$59,154
Total reinsurance recoverable on unpaid losses	16,259
Unallocated loss adjustment expenses	2,437
Total gross liability for loss and LAE reserves	$77,851

Reinsurance

Through June 30, 2019, the Company’s quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). The Company’s quota share reinsurance treaties in effect during the three months ended March 31, 2019 for its personal lines business were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the three months ended March 31, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

Effective July 1, 2019, the 2017/2019 Treaty and the commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2019. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	December 31, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
Line of Business	December 15, 2019 to June 30, 2020	July 1, 2019 to December 14, 2019	July 1, 2018 to June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial $1,000,000
of losses	$750,000	$1,000,000	$900,000
Losses per occurrence subject to
quota share reinsurance coverage	$1,000,000	None	$1,000,000
Excess of loss coverage and facultative
facility coverage (1)	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject to
reinsurance coverage	$10,000,000	$10,000,000	$10,000,000
Expiration date	June 30, 2020	June 30, 2020	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal lines
quota share treaty	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2)	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage in excess of
quota share coverage (3)	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5)	Yes	Yes	Yes

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
(5)
Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

	Treaty Year
	July 1, 2019	July 1, 2018
	to	to
Line of Business	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None
Risk retained	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000
	in excess of	in excess of
	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%
Percent ceded - excess of $1,000,000 of coverage		100%
Risk retained		$100,000
Total reinsurance coverage per occurrence		$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000
Expiration date		June 30, 2019

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months ended March 31, 2020 are attributable to contracts under the 2019/2020 Treaty. The Loss Ratios for treaties in effect for the three months ended March 31, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed.

Under the 2019/2020 Treaty and the 2017/2019 Treaty for the 2018/2019 Treaty Year, the Company received an upfront fixed provisional rate that is not subject to a sliding scale contingent adjustment. In addition to the treaties that were in effect during the three months ended March 31, 2020 and 2019, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2020	2019

Provisional ceding commissions earned	$3,720,360	$1,317,751
Contingent ceding commissions earned	110,739	(40,068)
	$3,831,099	$1,277,683

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2020 and December 31, 2019, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,775,000 and $2,886,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate fair value of the investment in dividend bearing common stock was $15,500 and $15,180 as of March 31, 2020 and December 31, 2019, respectively. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2020 was approximately $12,379,000. Advances are limited to 90% of the amount of available collateral, which was approximately $6,558,000 as of March 31, 2020. There were no borrowings under this facility during the three months ended March 31, 2020 and 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(89,244)	(97,325)
Issuance costs	(395,280)	(431,244)
Long-term debt, net	$29,515,476	$29,471,431

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

The Company has used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds is being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $675,960 and $1,075,962 for the three months ended March 31, 2020 and 2019, respectively. The Company’s Board of Directors approved a quarterly dividend on May 6, 2020 of $.04 per share payable in cash on June 15, 2020 to stockholders of record as of May 29, 2020 (see Note 13 - Subsequent Events).

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

The results of operations for the three months ended March 31, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $17,000 and $1,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months ended March 31 2020 and 2019. Such amounts have been included in the consolidated statements of operations and comprehensive loss within other operating expenses.

The weighted average estimated fair value of stock options granted during the three months ended March 31, 2020 was $1.66 per share. No options were granted during the three months ended March 31, 2019. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Three months ended,
	March 31,
	2020	2019

Dividend Yield	3.14%	n/a
Volatility	37.69%	n/a
Risk-Free Interest Rate	1.40%	n/a
Expected Life	2.75 years	n/a

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

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2020 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	82,000	$8.61	3.38	$-

Granted	74,523	$7.96	4.84	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-

Outstanding at March 31, 2020	156,523	$8.30	3.94	$-

Vested and Exercisable at March 31, 2020	50,000	$8.45	1.84	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.11 closing price of the Company’s Common Stock on March 31, 2020. No options were exercised or forfeited during the three months ended March 31, 2020.

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

As of March 31, 2020, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $138,000. Unamortized compensation cost as of March 31, 2020 is expected to be recognized over a remaining weighted-average vesting period of 1.89 years.

As of March 31, 2020, there were 66,600 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the three months ended March 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2020	213,929	$16.51	$3,554,174

Granted	199,812	$7.94	$1,586,507
Vested	(38,866)	$18.90	$(734,467)
Forfeited	(3,046)	$15.15	$(46,135)

Balance at March 31, 2020	371,829	$12.21	$4,360,079

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2020 and 2019, stock-based compensation for these grants was approximately $472,000 and $309,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2020	2019

Deferred tax asset:
Net operating loss carryovers (1)	$70,381	$1,586,247
Claims reserve discount	797,917	839,959
Unearned premium	2,945,811	3,105,344
Deferred ceding commission revenue	1,456,434	1,624,434
Other	272,244	462,019
Total deferred tax assets	5,542,787	7,618,003

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,110,096	4,333,219
Intangibles	105,000	105,000
Depreciation and amortization	318,895	312,298
Net unrealized (losses) gains of securities - available-for-sale	(1,098,446)	1,796,891
Total deferred tax liabilities	4,195,088	7,306,951

Net deferred income tax asset	$1,347,699	$311,052

(1)
The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2020	2019	Expiration

Federal only, current year	$-	$1,517,866	(A)

State only (B)	1,722,611	1,616,568	December 31, 2040
Valuation allowance	(1,652,230)	(1,548,187)
State only, net of valuation allowance	70,381	68,381

Total deferred tax asset from net operating loss carryovers	$70,381	$1,586,247

(A) On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. The Company will elect on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

(B) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2020 and December 31, 2019 was approximately $26,502,000 and $24,901,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2040.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2020 and 2019. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2016 through December 31, 2019 remain subject to examination. The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 10 –Earnings/(Loss) Per Common Share

Basic net earnings/(loss) per common share is computed by dividing income/(loss) available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted earnings/(loss) per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings/(loss) per common share excludes those options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months March 31, 2020, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended
	March 31,
	2020	2019

Weighted average number of shares outstanding	10,807,841	10,757,843

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,807,841	10,757,843

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.  The Company believes the lawsuit to be without merit. The Company has not established an accrual for this matter as a loss is not considered to be probable and reasonably estimable. It is the opinion of management, after consulting legal counsel, that facts known at the present time do not indicate that such litigation will have a material adverse impact on the Company’s results of operations, financial position, or cash flows. On February 18, 2020, a motion to dismiss was filed with the court. On April 20, 2020, plaintiff filed an opposition to Company’s motion to dismiss.

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

Additional information regarding the Company’s office operating leases is as follows:
	Three months ended
	March 31,
Lease cost	2020	2019
Operating leases	$81,251	$41,342
Short-term leases	-	-
Total lease cost (1)	$81,251	$41,342

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$82,736	$41,379
Discount rate	5.50%	5.50%
Weighted average remaining lease term in years	5.71 years	5 years
(1)
Included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of March 31, 2020:

For the Year
Ending
December 31,	Total
Remainder of 2020	$102,691
2021	264,571
2022	273,831
2023	283,415
2024	140,739
Thereafter	192,916
Total undiscounted lease payments	1,348,314
Less: present value adjustment	54,213
Operating lease liability	$1,203,949

Rent expense for the three months ended March 31, 2020 and 2019 amounted to $81,251 and $41,342, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

Employment Agreements

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

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock, under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. The January 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a grant, under the terms of the 2014 Plan, during each of 2020, 2021 and 2022, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will become vested on December 31, 2022 based on the continued provision of services through such date.

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

Meryl Golden, Chief Operating Officer

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden serves as the Company’s Chief Operating Officer. Ms. Golden also serves as KICO’s Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 and expires on December 31, 2021.

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000 and was granted a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted will vest in three equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first and second anniversaries following the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The first payroll subject to the Deferred Compensation Plan was in July 2018. The deferred compensation liability as of March 31, 2020 and December 31, 2019 amounted to $524,190 and $599,274, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the three months ended March 31, 2020 and 2019.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2020 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On May 6, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on June 15, 2020 to stockholders of record as of the close of business on May 29, 2020 (see Note 8).

COVID 19

The recent outbreak of the coronavirus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, Maine, and New Hampshire. For the three months ended March 31, 2020, 82.7% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines are being non-renewed at the end of their current annual terms. For the three months ended March 31, 2020, these policies represent approximately 6.3% of net premiums earned and as of March 31, 2020, 44.1% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Three months ended		Three months ended
($ in thousands)	March 31, 2020		March 31, 2019

Direct Written Pemiums	Amount	Percent	Amount	Percent

Core Independent	$27,145	79.0%	$26,535	88.3%
Expansion Independent (1)	5,242	15.3%	3,221	10.7%
Alternative Distribution through Cosi	1,979	5.8%	280	0.9%
Total	$34,366	100.0%	$30,036	100.0%

(1) Outside of New York
(Percent components may not sum to totals due to rounding)

For the three months ended March 31, 2020 and 2019, Alternative Distribution made up 5.8% and 0.9% of direct written premiums for our homeowners and dwelling fire components of personal lines.

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

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$36,697	$37,489	$(792)	(2.1)%
Assumed written premiums	-	-	-	n/a%
	36,697	37,489	(792)	(2.1)%
Ceded written premiums
Ceded to quota share treaties	7,098	2,659	4,439	166.9%
Ceded to excess of loss treaties	495	404	91	22.5%
Ceded to catastrophe treaties	5,913	4,065	1,848	45.5%
Total ceded written premiums	13,506	7,128	6,378	89.5%

Net written premiums	23,191	30,361	(7,170)	(23.6)%

Change in unearned premiums
Direct and assumed	5,905	(628)	6,533	(1,040.3)%
Ceded to quota share treaties	(2,154)	(137)	(2,017)	1,472.3%
Change in net unearned premiums	3,751	(765)	4,516	(590.3)%

Premiums earned
Direct and assumed	42,602	36,861	5,741	15.6%
Ceded to reinsurance treaties	(15,661)	(7,265)	(8,396)	115.6%
Net premiums earned	26,941	29,596	(2,655)	(9.0)%
Ceding commission revenue
Excluding the effect of catastrophes	3,831	1,278	2,553	199.8%
Effect of catastrophes	-	-	-	n/a%
Total ceding commission revenue	3,831	1,278	2,553	199.8%
Net investment income	1,666	1,624	42	2.6%
Net (losses) gains on investments	(6,444)	2,035	(8,479)	(416.7)%
Other income	630	366	264	72.1%
Total revenues	26,624	34,899	(8,275)	(23.7)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,971	26,643	(4,672)	(17.5)%
Losses from catastrophes (1)	281	5,627	(5,346)	(95.0)%
Total direct and assumed loss and loss adjustment expenses	22,252	32,270	(10,018)	(31.0)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,784	2,572	3,212	124.9%
Losses from catastrophes (1)	83	564	(481)	(85.3)%
Total ceded loss and loss adjustment expenses	5,867	3,136	2,731	87.1%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,187	24,071	(7,884)	(32.8)%
Losses from catastrophes (1)	198	5,063	(4,865)	(96.1)%
Net loss and loss adjustment expenses	16,385	29,134	(12,749)	(43.8)%

Commission expense	7,899	6,853	1,046	15.3%
Other underwriting expenses	6,762	6,136	626	10.2%
Other operating expenses	1,563	972	591	60.8%
Depreciation and amortization	687	602	85	14.1%
Interest expense	457	457	-	-%
Total expenses	33,753	44,154	(10,401)	(23.6)%

Loss before taxes	(7,129)	(9,255)	2,126	(23.0)%
Income tax benefit	(1,686)	(1,920)	234	(12.2)%
Net loss	$(5,443)	$(7,335)	$1,892	(25.8)%

(1) The three months ended March 31, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	60.8%	98.4%	(37.6)	(38.2)%
Net underwriting expense ratio	39.3%	38.5%	0.8	2.1%
Net combined ratio	100.1%	136.9%	(36.8)	(26.9)%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2020 (“Three Months 2020”) were $36,697,000 compared to $37,489,000 during the three months ended March 31, 2019 (“Three Months 2019”). The decrease of $792,000, or 2.1%, was primarily due to a $4,714,000 decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business for Three Months 2020 were $34,435,000, an increase of $4,336,000 or 14.4% from $30,099,000 in Three Months 2019.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $6,335,000 in Three Months 2020 compared to $3,232,000 in Three Months 2019.

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). Our personal lines quota share reinsurance treaty in effect for Three Months 2019 was covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Three Months 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Three Months 2020 and Three Months 2019 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended March 31,
	2020	2019
	("2019/2020 Treaty")	("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	25%(2)	10%(1)

(1)
The 2018/2019 Treaty Year, covered under the 2017/2019 Treaty, expired on a run-off basis effective July 1, 2019 through June 30, 2020 (the “2019 Run-off”).
(2)
The 2019/2020 Treaty was effective December 15, 2019 with a quota share reinsurance rate of 25%.

See “Reinsurance” below for changes to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019 and 2018.

Net written premiums decreased $7,170,000, or 23.6%, to $23,191,000 in Three Months 2020 from $30,361,000 in Three Months 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in net written premiums in Three Months 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums which are not subject to a quota share treaty. In Three Months 2020, our premiums ceded under quota share treaties increased by $4,439,000 over the comparable ceded premiums in Three Months 2019. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2020, our ceded excess of loss reinsurance premiums increased by $91,000 over the comparable ceded premiums for Three Months 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2020, our premiums ceded under catastrophe treaties increased by $1,848,000 over the comparable ceded premiums in Three Months 2019. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth of our personal lines business, and an increase in reinsurance rates effective July 1, 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned decreased $2,655,000, or 9.0%, to $26,941,000 in Three Months 2020 from $29,596,000 in Three Months 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums which are not subject to a quota share treaty.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$3,720	$1,318	$2,402	182.2%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	111	(40)	151	(377.5)%
Effect of catastrophes on ceding commissions earned	-	-	-	n/a
Contingent ceding commissions earned	111	(40)	151	(377.5)%

Total ceding commission revenue	$3,831	$1,278	$2,553	199.8%

Ceding commission revenue was $3,831,000 in Three Months 2020 compared to $1,278,000 in Three Months 2019. The increase of $2,553,000, or 199.8%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $2,402,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect in Three Months 2019. There was an increase in ceded premiums in Three Months 2020 available from which to earn ceding commissions compared to Three Months 2019 due to the changes in quota share ceding rates and an increase in personal lines direct written premiums subject to the quota share.

Contingent Ceding Commissions Earned

The 2019/2020 Treaty and 2017/2019 Treaty structure calls for a higher upfront provisional ceding commission and there is not an opportunity to earn additional contingent ceding commissions under these treaties. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive.

Net Investment Income

Net investment income was $1,666,000 in Three Months 2020 compared to $1,624,000 in Three Months 2019, an increase of $42,000, or 2.6%. The average yield on invested assets was 3.77% as of March 31, 2020 compared to 3.67% as of March 31, 2019. The pre-tax equivalent yield on invested assets was 3.45% and 3.41% as of March 31, 2020 and 2019, respectively.

Cash and invested assets were $201,649,000 as of March 31, 2020 compared to $201,878,000 as of March 31, 2019. The $229,000 decrease in cash and invested assets was due to various changes, the net of which are negligible.

Net Gains and Losses on Investments

Net losses on investments were $6,444,000 in Three Months 2020 compared to a net gain of $2,035,000 in Three Months 2019. Unrealized losses on our equity securities and other investments in Three Months 2020 were $6,719,000, compared to unrealized gains of $2,061,000 in Three Months 2019. Realized gains on sales of investments were $275,000 in Three Months 2020 compared to realized losses of $25,000 in Three Months 2019. Unrealized losses in Three Months 2020 were due to the market fluctuations related to the Covid-19 pandemic.

Other Income

Other income was $630,000 in Three Months 2020 compared to $366,000 in Three Months 2019. The increase of $264,000, or 72.1%, was primarily due to commission revenue from Cosi.

Net Loss and LAE

Net loss and LAE was $16,385,000 in Three Months 2020 compared to $29,134,000 in Three Months 2019. The net loss ratio was 60.8% in Three Months 2020 compared to 98.4% in Three Months 2019, an improvement of 37.6 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2020, the loss ratio improved for three reasons. First, the Northeast winter season was relatively mild. There were no severe freeze events during Three Months 2020, in contrast to many of the last several years including Three Months 2019. There was one minor windstorm event classified as a catastrophe loss during the quarter, which contributed 0.7 points to the loss ratio. This is in contrast with the same period of 2019 when there were three winter weather events classified as catastrophes having a net impact of $5.1 million, or 17.1 points on the loss ratio. The 0.7 point catastrophe impact for Three Months 2020 is a decrease in the impact from catastrophes of 16.4 points compared to Three Months 2019.

The second major impact on the loss ratio was prior year loss development. For Three Months 2020, prior year loss development was favorable by $126,000, or a favorable impact of 0.5 points on the loss ratio. This compares to adverse prior year development of $4,478,000 during Three Months 2019, which had a 15.3 point unfavorable impact. The favorable 0.5 point impact in Three Months 2020 is a decrease of 15.8 points in the impact of prior year loss development. During Three Months 2020, we continued to observe overall favorable runoff of open liability claims where case reserves had been increased throughout 2019. This marked the second straight quarter of stable prior year loss development following the adjustments made through the first three quarters of 2019.

Finally, the underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was 60.6% for Three Months 2020, a decrease of 5.5 points from the 66.1% underlying loss ratio recorded for Three Months 2019.  The underlying loss ratio decreased compared to Three Months 2019 due to a smaller impact from non-catastrophe winter claims, reduced claim frequency in personal lines and in the Auto Physical Damage program, and a shift in mix away from the high loss ratio commercial lines business which was placed into runoff starting in July 2019. Excluding commercial lines, the underlying loss ratio improved 6.2 points, from 63.3% for Three Months 2019 to 57.1% for Three Months 2020.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $7,899,000 in Three Months 2020 or 18.5% of direct earned premiums. Commission expense was $6,853,000 in Three Months 2019 or 18.6% of direct earned premiums. The increase of $1,046,000 is primarily due to the increase in direct earned premiums for Three Months 2020 as compared to Three Months 2019.

Other Underwriting Expenses

Other underwriting expenses were $6,762,000 in Three Months 2020 compared to $6,136,000 in Three Months 2019. The increase of $626,000, or 10.2%, was primarily due to expenses related to growth in personal lines direct written premiums. Expenses directly related to the increase in personal lines direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in personal lines direct written premiums primarily consist of salaries along with related other employment costs. The other underwriting expense increase of 10.2% was less than the 14.4% increase in personal lines direct written premiums.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,740,000 in Three Months 2020 compared to $2,551,000 in Three Months 2019. The increase of $188,000, or 7.4%, was less than the 14.4% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management, offset by staff reductions from the elimination of commercial lines staff due to that line being in run-off since July 2019. There were no annual increases in salaries during Three Months 2020.

Our net underwriting expense ratio in Three Months 2020 was 39.3% compared to 38.5% in Three Months 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	10.2%	8.6%	1.6
Underwriting fees (inspections/data services)	3.1	2.5	0.6
Other expenses	11.8	9.7	2.1
Total other underwriting expenses	25.1	20.8	4.3

Ceding commission revenue
Provisional	(13.8)	(4.5)	(9.3)
Contingent	(0.4)	0.1	(0.5)
Total ceding commission revenue	(14.2)	(4.4)	(9.8)

Other income	(0.9)	(1.1)	0.2
Commission expense	29.3	23.2	6.1

Net underwriting expense ratio	39.3%	38.5%	0.8

The overall 9.3 percentage point increase in the benefit from provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an increase in provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of 2019/2020 Treaty on December 15, 2019, resulting in an overall 0.8 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,563,000 for Three Months 2020 compared to $972,000 for Three Months 2019. The increase in Three Months 2020 of $591,000, or 60.8%, as compared to Three Months 2019 was primarily due to increases in equity compensation, commissions incurred by Cosi and professional fees. The increase in equity compensation was due to an annual restricted stock award pursuant to the employment agreement with Barry B. Goldstein, our Chief Executive Officer.

Depreciation and Amortization

Depreciation and amortization was $687,000 in Three Months 2020 compared to $602,000 in Three Months 2019. The increase of $85,000, or 14.1%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense was $457,000 for both Three Months 2020 and Three Months 2019. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Three Months 2020 was $1,686,000, which resulted in an effective tax benefit rate of 23.6%. Income tax benefit in Three Months 2019 was $1,920,000, which resulted in an effective tax benefit rate of 20.7%. Loss before taxes was $7,129,000 in Three Months 2020 compared to loss before taxes of $9,255,000 in Three Months 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We will elect on our 2019 federal income tax return to carry back the 2019 NOL of $7,222,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

Net Loss

Net loss was $5,443,000 in Three Months 2020 compared to net loss of $7,335,000 in Three Months 2019. The decrease in net loss of $1,892,000 was due to the circumstances described above, which caused the decrease in our net loss ratio, increase in ceding commission revenue and other income, partially offset by the decrease in our net premiums earned, and increases in net losses on investments, other underwriting and operating expenses, and depreciation and amortization.

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

	Three months ended
	March 31,
	2020	2019
Gross premiums written:
Personal lines	$34,434,836	$30,098,969
Livery physical damage	2,314,401	2,730,086
Other(1)	74,855	73,071
Total without commercial lines	36,824,092	32,902,126
Commercial lines (in run-off effective July 2019)(2)	(127,163)	4,586,388
Total gross premiums written	$36,696,929	$37,488,514

Net premiums written:
Personal lines(3)	$21,211,481	$23,503,863
Livery physical damage	2,314,401	2,730,086
Other(1)	58,579	66,295
Total without commercial lines	23,584,461	26,300,244
Commercial lines (in run-off effective July 2019)(2)	(393,787)	4,060,361
Total net premiums written	$23,190,674	$30,360,605

Net premiums earned:
Personal lines(3)	$22,599,634	$23,420,874
Livery physical damage	2,606,579	2,517,682
Other(1)	50,149	58,017
Total without commercial lines	25,256,362	25,996,573
Commercial lines (in run-off effective July 2019)(2)	1,685,088	3,599,316
Total net premiums earned	$26,941,450	$29,595,889

Net loss and loss adjustment expenses(4):
Personal lines	$12,514,568	$20,402,544
Livery physical damage	780,570	1,217,303
Other(1)	48,797	150,504
Unallocated loss adjustment expenses	769,812	694,650
Total without commercial lines	14,113,747	22,465,001
Commercial lines (in run-off effective July 2019)(2)	2,272,074	6,669,223
Total net loss and loss adjustment expenses	$16,385,821	$29,134,224

Net loss ratio(4):
Personal lines	55.4%	87.1%
Livery physical damage	29.9%	48.4%
Other(1)	97.3%	259.4%
Total without commercial lines	55.9%	86.4%
Commercial lines (in run-off effective July 2019)(2)	134.8%	185.3%
Total	60.8%	98.4%

(1)
“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)
In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)
See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2019 and 2018.
(4)
See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2020 and 2019.

Insurance Underwriting Business on a Standalone Basis
Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended
	March 31,
	2020	2019

Revenues
Net premiums earned	$26,941,450	$29,595,889
Ceding commission revenue	3,831,099	1,277,683
Net investment income	1,665,393	1,599,932
Net (losses) gains on investments	(6,309,184)	1,993,563
Other income	244,974	314,738
Total revenues	26,373,732	34,781,805

Expenses
Loss and loss adjustment expenses	16,385,821	29,134,224
Commission expense	7,899,191	6,853,416
Other underwriting expenses	6,761,792	6,135,991
Depreciation and amortization	653,902	578,353
Total expenses	31,700,706	42,701,984

Loss from operations	(5,326,974)	(7,920,179)
Income tax benefit	(1,207,969)	(1,702,971)
Net loss	$(4,119,005)	$(6,217,208)

Key Measures:
Net loss ratio	60.8%	98.4%
Net underwriting expense ratio	39.3%	38.5%
Net combined ratio	100.1%	136.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,660,983	$12,989,407
Less: Ceding commission revenue	(3,831,099)	(1,277,683)
Less: Other income	(244,974)	(314,738)
Net underwriting expenses	$10,584,910	$11,396,986

Net premiums earned	$26,941,450	$29,595,889

Net Underwriting Expense Ratio	39.3%	38.5%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2020
Written premiums	$36,696,929	$-	$(13,506,255)	$23,190,674
Change in unearned premiums	5,904,700	-	(2,153,924)	3,750,776
Earned premiums	$42,601,629	$-	$(15,660,179)	$26,941,450

Loss and loss adjustment expenses exluding
the effect of catastrophes	$21,971,351	$-	$(5,783,990)	$16,187,361
Catastrophe loss	281,368	-	(82,908)	198,460
Loss and loss adjustment expenses	$22,252,719	$-	$(5,866,898)	$16,385,821

Loss ratio excluding the effect of catastrophes	51.6%	na	36.9%	60.1%
Catastrophe loss	0.7%	na	0.5%	0.7%
Loss ratio	52.2%	na	37.5%	60.8%

Three months ended March 31, 2019
Written premiums	$37,488,548	$(34)	$(7,127,909)	$30,360,605
Change in unearned premiums	(628,067)	195	(136,844)	(764,716)
Earned premiums	$36,860,481	$161	$(7,264,753)	$29,595,889

Loss and loss adjustment expenses exluding
the effect of catastrophes	$26,645,777	$(3,002)	$(2,571,747)	$24,071,028
Catastrophe loss	5,627,343	-	(564,147)	5,063,196
Loss and loss adjustment expenses	$32,273,120	$(3,002)	$(3,135,894)	$29,134,224

Loss ratio excluding the effect of catastrophes	72.3%	-1864.6%	35.4%	81.3%
Catastrophe loss	15.3%	0.0%	7.8%	17.1%
Loss ratio	87.6%	-1864.6%	43.2%	98.4%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2020	2019

Net premiums earned	$26,941,450	$29,595,889
Ceding commission revenue	3,831,099	1,277,683
Other income	244,974	314,738

Loss and loss adjustment expenses (1)	16,385,821	29,134,224

Acquisition costs and other underwriting expenses:
Commission expense	7,899,191	6,853,416
Other underwriting expenses	6,761,792	6,135,991
Total acquisition costs and other
underwriting expenses	14,660,983	12,989,407

Underwriting loss	$(29,281)	$(10,935,321)

Key Measures:
Net loss ratio excluding the effect of catastrophes	60.1%	81.3%
Effect of catastrophe loss on net loss ratio (1)	0.7%	17.1%
Net loss ratio	60.8%	98.4%

Net underwriting expense ratio excluding the
effect of catastrophes	39.3%	38.5%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%
Net underwriting expense ratio	39.3%	38.5%

Net combined ratio excluding the effect
of catastrophes	99.4%	119.8%
Effect of catastrophe loss on net combined
ratio (1)	0.7%	17.1%
Net combined ratio	100.1%	136.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,660,983	$12,989,407
Less: Ceding commission revenue	(3,831,099)	(1,277,683)
Less: Other income	(244,974)	(314,738)
	$10,584,910	$11,396,986

Net earned premium	$26,941,450	$29,595,889

Net Underwriting Expense Ratio	39.3%	38.5%

(1) For the three months ended March 31, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $198,460 and $5,063,196, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of March 31, 2020 and December 31, 2019:

March 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,033,879	$102,361	$-	$-	$5,136,240	3.4%

Political subdivisions of States,
Territories and Possessions	9,139,221	275,738	-	-	9,414,959	6.2%

Corporate and other bonds
Industrial and miscellaneous	112,871,652	2,876,429	(2,258,459)	-	113,489,622	74.7%

Residential mortgage and other
asset backed securities (1)	25,631,027	292,497	(938,478)	(1,145,973)	23,839,073	15.7%
Total	$152,675,779	$3,547,025	$(3,196,937)	$(1,145,973)	$151,879,894	100.0%

(1)
KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2020, the estimated fair value of the eligible investments was approximately $7,287,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2020, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	4.2%

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	5.5%

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	74.7%

Residential mortgage and other
asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	26,231,230	15.6%
Total	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	100.0%

(1)
 KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its relationship with the FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from FHLBNY. As of December 31, 2019, the estimated fair value of the eligible investments was $7,284,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2019, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross unrealized gains and losses, on investments in equity securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$7,535,068	$7,870	$(1,113,367)	$6,429,571	35.0%
Common stocks, mutual funds,
and exchange traded funds	14,894,969	137,242	(3,092,889)	11,939,322	65.0%
Total	$22,430,037	$145,112	$(4,206,256)	$18,368,893	100.0%

	December 31, 2019
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887	35.3%
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495	64.7%
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of , and gross unrealized gains and losses, on our other investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Losses	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$(11,859)	$1,987,522	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$(11,859)	$1,987,522	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,561	$162,483	$-	$-	$892,044	21.6%

Political subdivisions of States,
Territories and Possessions	998,573	43,857	-	-	1,042,430	25.2%

Corporate and other bonds
Industrial and miscellaneous	2,098,270	106,196	(2,230)	-	2,202,236	53.2%

Total	$3,826,404	$312,536	$(2,230)	$-	$4,136,710	100.0%

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	21.3%

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	53.3%

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2020 and December 31, 2019 is shown below:

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$497,770	$500,000	$499,165
One to five years	2,099,588	2,220,096	2,099,268	2,215,640
Five to ten years	620,255	664,805	620,134	655,923
More than 10 years	606,561	754,039	606,550	754,039
Total	$3,826,404	$4,136,710	$3,825,952	$4,124,767

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2020 and December 31, 2019 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2020		December 31, 2019
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$5,136,240	3.4%	$7,061,100	4.2%

Corporate and municipal bonds
AAA	2,022,146	1.3%	1,996,676	1.2%
AA	7,839,200	5.2%	8,809,480	5.2%
A	31,511,319	20.7%	34,636,236	20.6%
BBB	79,968,943	52.7%	89,501,460	53.2%
BB	1,562,973	1.0%	-	0.0%
Total corporate and municipal bonds	122,904,581	80.9%	134,943,852	80.2%

Residential mortgage backed securities
AAA	2,688,010	1.8%	2,976,306	1.8%
AA	17,071,264	11.2%	18,440,382	10.9%
A	2,077,613	1.4%	2,471,761	1.5%
CCC	1,020,476	0.7%	1,174,273	0.7%
CC	61,110	0.0%	86,461	0.1%
C	16,455	0.0%	17,813	0.0%
D	181,612	0.1%	215,015	0.1%
Non-rated	722,533	0.5%	849,218	0.5%
Total residential mortgage backed securities	23,839,073	15.7%	26,231,229	15.6%

Total	$151,879,894	100.0%	$168,236,181	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2020 and December 31, 2019:

Category	March 31, 2020	December 31, 2019
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.42%	2.18%

Political subdivisions of States,
Territories and Possessions	3.23%	3.26%

Corporate and other bonds
Industrial and miscellaneous	3.87%	3.73%

Residential mortgage backed securities	1.97%	2.01%

Total	3.48%	3.37%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average effective maturity	4.9	4.8

Weighted average final maturity	6.2	6.3

Effective duration	4.2	4.3

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2020 and December 31, 2019, 79% and 80%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2020 and December 31, 2019:

March 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	35,409,999	(2,258,459)	50	-	-	-	35,409,999	(2,258,459)

Residential mortgage and other
asset backed securities	6,067,674	(938,478)	13	10,286,307	(1,145,973)	17	16,353,981	(2,084,451)

Total fixed-maturity
securities	$41,477,673	$(3,196,937)	63	$10,286,307	$(1,145,973)	17	$51,763,980	$(4,342,910)

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 80 securities at March 31, 2020 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 39 securities at December 31, 2019 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the three months ended March 31, 2020, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the three months ended March 31, 2020, KICO paid dividends of $1,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2019, and are due and payable within one year of borrowing. The maximum allowable advance as of March 31, 2020, based on the net admitted assets as of December 31, 2019, was approximately $12,379,000. Advances are limited to 90% of the amount of available collateral, which was approximately $6,558,000 as of March 31, 2020. There were no borrowings under this facility during the three months ended March 31, 2020.

As of March 31, 2020, invested assets and cash in our holding company totaled approximately $2,234,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2020	2019

Cash flows provided by (used in):
Operating activities	$(15,256,414)	$2,702,404
Investing activities	9,458,356	(6,884,358)
Financing activities	(1,006,638)	(1,191,969)
Net decrease in cash and cash equivalents	(6,804,696)	(5,373,923)
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$25,586,789	$15,764,480

Net cash used in operating activities was $15,256,000 in Three Months 2020 as compared to $2,702,000 provided by operating activites in Three Months 2019. The $17,959,000 decrease in cash flows provided by operating activities in Three Months 2020 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities, partially offset by a decrease in net income (adjusted for non-cash items) of $10,506,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by the growth in its operations, payments on claims and changes in quota share ceding rates which are described above.

Net cash provided by investing activities was $9,458,000 in Three Months 2020 compared to $6,884,000 used in investing activities in Three Months 2019. The $16,342,000 increase in net cash provided by investing activities was the result of a $13,921,000 increase in disposal of invested assets, partially offset by a $1,518,000 decrease in acquisitions of invested assets in Three Months 2020.

Net cash used in financing activities was $1,007,000 in Three Months 2020 compared to $1,192,000 used in Three Months 2019. The $185,000 decrease in net cash used in financing activities was attributable to higher dividends and withholding taxes paid on vesting restricted stock awards in Three Months 2019 partially offset by a purchase of treasury stock in Three Months 2020.

Reinsurance

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

Our quota share reinsurance treaties in effect during Three Months 2020 and Three Months 2019 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2019/2020 Treaty and under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Three Months 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

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

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	June 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire
and canine legal liability
Quota share treaty:
Risk retained on intial $1,000,000
of losses	$750,000	$1,000,000	$900,000
Losses per occurrence subject to
quota share reinsurance coverage	$1,000,000	None	$1,000,000
Excess of loss coverage and facultative
facility coverage (1)	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject to
reinsurance coverage	$10,000,000	$10,000,000	$10,000,000
Expiration date	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal lines
quota share treaty	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2)	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage in excess of
quota share coverage (3)	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5)	Yes	Yes	Yes

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
(5)
Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

	Treaty Year
	July 1, 2019	July 1, 2018
	to	to
Line of Business	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	100%	100%
Risk retained	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2020	June 30, 2019

Commercial Lines:
General iability commercial policies
Quota share treaty	None	None
Risk retained	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000
	in excess of	in excess of
	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None
Percent ceded - first $1,000,000 of coverage		90%
Percent ceded - excess of $1,000,000 of coverage		100%
Risk retained		$100,000
Total reinsurance coverage per occurrence		$4,900,000
Losses per occurrence subject to quota share reinsurance coverage		$5,000,000
Expiration date		June 30, 2019

Our catastrophe reinsurance treaty expires on June 30, 2020. Our growth in personal lines premiums and the increasing coastal exposure in Expansion states has increased our risks for catastrophes. We expect our catastrophe rates to increase effective July 1, 2020 to reflect our increased risk and size of our personal lines business as well as anticipated increases in the reinsurance market related to COVID-19 exposure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results in the first quarter of 2020 is not indicative of its impact on our results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A—“Risk Factors” in this Quarterly Report.

Our net premiums earned may be impacted by a number of factors. Net premiums earned are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions. As a result of COVID-19, economic conditions in the United States have rapidly deteriorated. The decreased levels of economic activity will negatively impact premium volumes generated by new business. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material. We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return. This action has lead, and will continue to lead, to a slowdown in premium growth, particularly in new business.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Our management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective. Management determined there was ineffective oversight over the process of setting appropriate liability case reserves, which has been assessed as a material weakness. Case reserve estimates are subject to individual judgment, and provide the primary information used as the basis for setting overall reserve levels including a provision for IBNR reserves. Notwithstanding the material weakness, management has concluded that the accompanying condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity's financial statements will not be prevented or detected and corrected on a timely basis.

Identification of the Material Weakness in Internal Control over Financial Reporting

During our assessment we determined that the following material weaknesses existed as of March 31, 2020 in the principles associated with both the control and monitoring activity components of the COSO framework:

The material weakness relates to the ineffective oversight over the establishment of case reserve levels, as discussed above. As of the date of this report, there have been no misstatements identified. Insurance loss reserving is an inherently judgmental process. It is dependent on individual opinions regarding specific information available at a given point in time. Reviews of our claims reserving process by multiple parties have led to the additional increase in reserves taken in prior quarters.

Remediation Plans

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

Changes in Internal Control over Financial Reporting

Except for the steps taken to remediate the material weakness identified above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.  The Company believes, after consulting legal counsel, the lawsuit to be without merit. On February 18, 2020, a motion to dismiss was filed with the court. On April 20, 2020, plaintiff filed an opposition to the Company’s motion to dismiss.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2019 Annual Report.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include, among others, the following:

Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.

Investments. The disruption in the financial markets related to COVID-19 has contributed to net realized investment losses, primarily due to the impact of changes in fair value on our equity investments and in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the  collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes mortgage-backed securities which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further disruptions in global financial markets could adversely impact our net investment income in future periods.

Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, we may be subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel or non-renew policies and our right to collect premiums.

Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our producers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

Reinsurance Risks. We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to remain within a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Participation in reinsurance arrangements does not relieve us from our obligations to policyholders. Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control, including the effect of COVID-19 on the reinsurance market, impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on thesame terms and rates as currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for ourcurrent reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable,we will have to either accept an increase in our exposure risk, reduce our insurance writings or seek other alternatives. Our ability to maintain our financial strength rating from A.M. Best depends, in part, on our ability to purchase a sufficient level of catastrophe reinsurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

1/1/20 – 1/31/20	-	-	-	-
2/1/20 – 2/29/20	-	-	-	-
3/1/20 – 3/31/20	42,434	$5.66	-	-
Total	42,434	$5.66	-	-

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

KINGSTONE COMPANIES, INC.

Dated: May 11, 2020	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: May 11, 2020	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer