Form 10-Q
period 2020-06-30
KINGSTONE COMPANIES, INC.
filed 2020-08-11
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 7, 2020, there were 10,670,342 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I - FINANCIAL INFORMATION		2
Item 1 -	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2020 (Unaudited) and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2020 (Unaudited) and 2019 (Unaudited)	4-5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (Unaudited) and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4 -	Controls and Procedures	75

PART II - OTHER INFORMATION		77
Item 1 -	Legal Proceedings	77
Item 1A -	Risk Factors	77
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3 -	Defaults Upon Senior Securities	79
Item 4 -	Mine Safety Disclosures	79
Item 5 -	Other Information	79
Item 6 -	Exhibits	80
Signatures

Forward-Looking Statements

This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The events described in forward‑looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward‑looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward‑looking statements.  We undertake no obligation to publicly update or revise any forward‑looking statements, whether from new information, future events or otherwise except as required by law.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$8,322,456 at June 30, 2020 and $4,124,767 at December 31, 2019)	$7,870,374	$3,825,952
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$155,226,267 at June 30, 2020 and $162,202,355 at December 31, 2019)	165,466,488	168,236,181
Equity securities, at fair value (cost of $24,564,076 at June 30, 2020 and
$22,624,668 at December 31, 2019)	22,705,709	24,661,382
Other investments	2,542,320	2,584,913
Total investments	198,584,891	199,308,428
Cash and cash equivalents	20,153,732	32,391,485
Premiums receivable, net	13,339,539	12,706,411
Reinsurance receivables, net	41,242,321	40,750,538
Deferred policy acquisition costs	19,522,342	20,634,378
Intangible asset	500,000	500,000
Property and equipment, net	7,361,798	7,620,636
Deferred income taxes, net	-	311,052
Other assets	8,595,855	6,979,884
Total assets	$309,300,478	$321,202,812

Liabilities
Loss and loss adjustment expense reserves	$76,608,359	$80,498,611
Unearned premiums	85,006,280	90,383,238
Advance premiums	4,599,781	3,191,512
Reinsurance balances payable	5,467,103	11,714,724
Deferred ceding commission revenue	6,978,574	7,735,398
Accounts payable, accrued expenses and other liabilities	9,869,913	9,986,317
Deferred income taxes, net	1,589,469	-
Long-term debt, net	29,559,521	29,471,431
Total liabilities	219,679,000	232,981,231

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,866,254 shares at June 30, 2020 and 11,824,889 shares at December 31, 2019; outstanding
10,670,145 shares at June 30, 2020 and 10,797,450 shares at December 31, 2019	118,662	118,248
Capital in excess of par	69,951,549	69,133,918
Accumulated other comprehensive income	8,091,923	4,768,870
Retained earnings	14,973,684	16,913,097
	93,135,818	90,934,133
Treasury stock, at cost, 1,196,109 shares at June 30, 2020
and 1,027,439 shares at December 31, 2019	(3,514,340)	(2,712,552)
Total stockholders' equity	89,621,478	88,221,581

Total liabilities and stockholders' equity	$309,300,478	$321,202,812

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Net premiums earned	$26,636,856	$31,201,279	$53,578,306	$60,797,168
Ceding commission revenue	3,480,214	675,695	7,311,313	1,953,378
Net investment income	1,612,006	1,719,769	3,277,850	3,343,481
Net gains (losses) on investments	2,697,868	678,655	(3,746,550)	2,714,018
Other income	683,480	329,972	1,313,099	695,873
Total revenues	35,110,424	34,605,370	61,734,018	69,503,918

Expenses
Loss and loss adjustment expenses	12,813,631	17,672,308	29,199,452	46,806,532
Commission expense	7,850,607	7,299,173	15,749,798	14,152,589
Other underwriting expenses	6,325,472	5,416,449	13,087,264	11,552,440
Other operating expenses	1,420,160	1,097,468	2,983,780	2,068,640
Depreciation and amortization	673,160	627,669	1,360,254	1,230,001
Interest expense	456,545	456,545	913,090	913,090
Total expenses	29,539,575	32,569,612	63,293,638	76,723,292

Income (loss) from operations before income taxes	5,570,849	2,035,758	(1,559,620)	(7,219,374)
Income tax expense (benefit)	962,659	396,378	(723,607)	(1,523,564)
Net income (loss)	4,608,190	1,639,380	(836,013)	(5,695,810)

Other comprehensive income, net of tax
Gross change in unrealized gains
on available-for-sale-securities	10,887,611	3,679,475	4,160,122	7,868,191

Reclassification adjustment for gains
included in net income (loss)	148,495	12,364	46,273	34,795
Net change in unrealized gains	11,036,106	3,691,839	4,206,395	7,902,986
Income tax expense related to items
of other comprehensive income	(2,317,582)	(775,285)	(883,342)	(1,659,626)
Other comprehensive income, net of tax	8,718,524	2,916,554	3,323,053	6,243,360

Comprehensive income	$13,326,714	$4,555,934	$2,487,040	$547,550

Earnings (loss) per common share:
Basic	$0.43	$0.15	$(0.08)	$(0.53)
Diluted	$0.43	$0.15	$(0.08)	$(0.53)

Weighted average common shares outstanding
Basic	10,733,354	10,771,717	10,770,598	10,764,824
Diluted	10,734,784	10,785,064	10,770,598	10,764,824

Dividends declared and paid per common share	$0.0400	$0.1000	$0.1025	$0.2000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2020 and 2019

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, April 1, 2019	-	$-	11,796,188	$117,962	$67,957,604	$442,493	$17,969,664	1,027,439	$(2,712,552)	$83,775,171
Stock-based compensation	-	-	-	-	399,325	-	-	-	-	399,325
Vesting of restricted stock awards	-	-	3,553	34	(34)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(654)	(6)	(6,825)	-	-	-	-	(6,831)
Exercise of stock options	-	-	3,000	30	23,520	-	-	-	-	23,550
Dividends	-	-	-	-	-	-	(1,077,387)	-	-	(1,077,387)
Net income	-	-	-	-	-	-	1,639,380	-	-	1,639,380
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	2,916,554	-	-	-	2,916,554
Balance, June 30, 2019	-	$-	11,802,087	$118,020	$68,373,590	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	$87,669,762

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, April 1, 2020	-	$-	11,851,266	$118,512	$69,533,150	$(626,601)	$10,792,934	1,069,873	$(2,955,276)	$76,862,719
Stock-based compensation	-	-	-	-	454,937	-	-	-	-	454,937
Vesting of restricted stock awards	-	-	22,030	220	(220)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(7,042)	(70)	(36,318)	-	-	-	-	(36,388)
Acquisition of treasury stock	-	-	-	-	-	-	-	126,236	(559,064)	(559,064)
Dividends	-	-	-	-	-	-	(427,440)	-	-	(427,440)
Net income	-	-	-	-	-	-	4,608,190	-	-	4,608,190
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	8,718,524	-	-	-	8,718,524
Balance, June 30, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	$89,621,478

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2020 and 2019
						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	$88,665,642
Stock-based compensation	-	-	-	-	709,207	-	-	-	-	709,207
Vesting of restricted stock awards	-	-	31,546	314	(314)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(7,607)	(75)	(122,763)	-	-	-	-	(122,838)
Exercise of stock options	-	-	3,000	30	23,520	-	-	-	-	23,550
Dividends	-	-	-	-	-	-	(2,153,349)	-	-	(2,153,349)
Net loss	-	-	-	-	-	-	(5,695,810)	-	-	(5,695,810)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	6,243,360	-	-	-	6,243,360
Balance, June 30, 2019	-	$-	11,802,087	$118,020	$68,373,590	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	$87,669,762

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	$88,221,581
Stock-based compensation	-	-	-	-	942,387	-	-	-	-	942,387
Vesting of restricted stock awards	-	-	60,896	607	(607)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(19,531)	(193)	(124,149)	-	-	-	-	(124,342)
Acquisition of treasury stock	-	-	-	-	-	-	-	168,670	(801,788)	(801,788)
Dividends	-	-	-	-	-	-	(1,103,400)	-	-	(1,103,400)
Net loss	-	-	-	-	-	-	(836,013)	-	-	(836,013)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	3,323,053	-	-	-	3,323,053
Balance, June 30, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	$89,621,478

 See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2020	2019

Cash flows from operating activities:
Net loss	$(836,013)	$(5,695,810)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net gains on sale of investments	(275,158)	(931)
Net unrealized losses (gains) of equity investments	3,979,115	(2,232,438)
Net unrealized losses (gains) of other investments	42,593	(480,649)
Depreciation and amortization	1,360,254	1,230,001
Bad debts	46,440	-
Amortization of bond premium, net	302,279	188,778
Amortization of discount and issuance costs on long-term debt	88,090	88,090
Stock-based compensation	942,387	709,207
Deferred income tax expense (benefit)	1,017,179	(1,521,867)
(Increase) decrease in operating assets:
Premiums receivable, net	(679,568)	(996,601)
Reinsurance receivables, net	(491,783)	(2,276,245)
Deferred policy acquisition costs	1,112,036	(1,506,072)
Other assets	(1,609,499)	(329,335)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(3,890,252)	13,478,014
Unearned premiums	(5,376,958)	6,456,015
Advance premiums	1,408,269	1,360,596
Reinsurance balances payable	(6,247,621)	873,527
Deferred ceding commission revenue	(756,824)	413,479
Accounts payable, accrued expenses and other liabilities	(116,404)	1,042,925
Net cash flows (used in) provided by operating activities	(9,981,438)	10,800,684

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(4,041,750)	-
Purchase - fixed-maturity securities available-for-sale	(12,447,259)	(11,867,613)
Purchase - equity securities	(8,290,221)	(4,461,684)
Sale and redemption - fixed-maturity securities held-to-maturity	-	400,000
Sale or maturity - fixed-maturity securities available-for-sale	19,174,048	6,987,908
Sale - equity securities	6,479,813	503,884
Acquisition of property and equipment	(1,101,416)	(2,353,140)
Net cash flows used in investing activities	(226,785)	(10,790,645)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	23,550
Withholding taxes paid on vested retricted stock awards	(124,342)	(122,838)
Purchase of treasury stock	(801,788)	-
Dividends paid	(1,103,400)	(2,153,349)
Net cash flows used in financing activities	(2,029,530)	(2,252,637)

Decrease in cash and cash equivalents	$(12,237,753)	$(2,242,598)
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$20,153,732	$18,895,805

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

 KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 79.5% and 81.0% of KICO’s direct written premiums for the three months and six months ended June 30, 2020, respectively, came from the New York policies.  Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.

Note 2 - Accounting Policies

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

Accounting Changes

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the six months ended June 30, 2020.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses of investments in fixed-maturity securities classified as available-for-sale as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,032,168	$54,542	$-	$-	$3,086,710	$54,542

Political subdivisions of States,
Territories and Possessions	8,577,207	423,179	-	-	9,000,386	423,179

Corporate and other bonds
Industrial and miscellaneous	121,977,355	10,145,949	(117,056)	-	132,006,248	10,028,893

Residential mortgage and other
asset backed securities (1)	21,639,537	256,784	(180,701)	(342,476)	21,373,144	(266,393)
Total	$155,226,267	$10,880,454	$(297,757)	$(342,476)	$165,466,488	$10,240,221

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2020, the estimated fair value of the eligible investments was approximately $6,993,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2020, there was no outstanding balance on the FHLBNY credit line.

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2020 and December 31, 2019 is shown below:

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$8,634,023	$8,717,499	$11,986,401	$12,025,804
One to five years	50,151,886	53,273,499	49,715,422	51,000,025
Five to ten years	66,090,352	73,226,458	69,850,104	74,410,275
More than 10 years	8,710,469	8,875,888	4,511,795	4,568,847
Residential mortgage and other asset backed securities	21,639,537	21,373,144	26,138,633	26,231,230
Total	$155,226,267	$165,466,488	$162,202,355	$168,236,181

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$9,023,896	$88,910	$(464,826)	$8,647,980
Common stocks, mutual funds,
and exchange traded funds	15,540,180	533,364	(2,015,815)	14,057,729
Total	$24,564,076	$622,274	$(2,480,641)	$22,705,709

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382

Other  Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$542,939	$2,542,320	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$542,939	$2,542,320	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,572	$162,616	$-	$-	$892,188	$162,616

Political subdivisions of States,
Territories and Possessions	998,527	59,493	-	-	1,058,020	59,493

Corporate and other bonds
Industrial and miscellaneous	6,142,275	280,297	(50,324)	-	6,372,248	229,973

Total	$7,870,374	$502,406	$(50,324)	$-	$8,322,456	$452,082

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	$151,002

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	51,021

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	96,792

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	$298,815

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2020 and December 31, 2019 is shown below:

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$495,630	$500,000	$499,165
One to five years	2,099,913	2,264,353	2,099,268	2,215,640
Five to ten years	1,994,445	2,184,944	620,134	655,923
More than 10 years	3,276,016	3,377,529	606,550	754,039
Total	$7,870,374	$8,322,456	$3,825,952	$4,124,767

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Income:
Fixed-maturity securities	$1,394,284	$1,474,341	$2,841,771	$3,001,211
Equity securities	243,344	205,509	496,868	412,653
Cash and cash equivalents	43,936	172,680	88,159	213,081
Total	1,681,564	1,852,530	3,426,798	3,626,945
Expenses:
Investment expenses	69,558	132,761	148,948	283,464
Net investment income	$1,612,006	$1,719,769	$3,277,850	$3,343,481

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $-0- and $400,000 for the six months ended June 30, 2020 and 2019, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $19,174,048 and $6,987,908 for the six months ended June 30, 2020 and 2019, respectively.

Proceeds from the sale of equity securities were $6,479,813 and $503,884 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$16,087	$4,942	$252,577	$10,944
Gross realized losses	(164,582)	(17,306)	(196,925)	(45,739)
	(148,495)	(12,364)	55,652	(34,795)

Equity securities:
Gross realized gains	125,310	90,427	444,671	41,688
Gross realized losses	(11,350)	(27,638)	(225,165)	(5,962)
	113,960	62,789	219,506	35,726

Net realized (losses) gains	(34,535)	50,425	275,158	931

Unrealized Gains (Losses)

Equity securities:
Gross gains	2,177,605	440,301	-	2,232,438
Gross losses	-	-	(3,979,115)	-
	2,177,605	440,301	(3,979,115)	2,232,438

Other investments:
Gross gains	554,798	187,929	-	480,649
Gross losses	-	-	(42,593)	-
	554,798	187,929	(42,593)	480,649

Net unrealized gains (losses)	2,732,403	628,230	(4,021,708)	2,713,087

Net gains (losses) on investments	$2,697,868	$678,655	$(3,746,550)	$2,714,018

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  For held-to-maturity debt securities, the amount of OTTI recorded in comprehensive loss for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of timing of future estimated cash flows of the security.

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive loss as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2020 and December 31, 2019, there were 30 and 39 fixed-maturity securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the six months ended June 30, 2020 and 2019.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2020 as follows:

	June 30, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	4,839,822	(117,056)	5	-	-	-	4,839,822	(117,056)

Residential mortgage and other
asset backed securities	7,060,988	(180,701)	9	10,639,265	(342,476)	16	17,700,253	(523,177)

Total fixed-maturity
securities	$11,900,810	$(297,757)	14	$10,639,265	$(342,476)	16	$22,540,075	$(640,233)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,086,710	$-	$-	$3,086,710

Political subdivisions of
States, Territories and
Possessions	-	9,000,386	-	9,000,386

Corporate and other
bonds industrial and
miscellaneous	129,921,971	2,084,277	-	132,006,248

Residential mortgage backed securities	-	21,373,144	-	21,373,144
Total fixed maturities	133,008,681	32,457,807	-	165,466,488
Equity securities	22,705,709	-	-	22,705,709
Total investments	$155,714,390	$32,457,807	$-	$188,172,197

	December 31, 2019
	Level 1	Level 2	Level 3	Total

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

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2020 and December 31, 2019. The Company measures this investment at fair value on a recurring basis.  Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2020	December 31, 2019
Other Investments:
Hedge fund	$2,542,320	$2,584,913
Total	$2,542,320	$2,584,913

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of June 30, 2020 and December 31, 2019 not measured at fair value is as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,279,898	$-	$27,279,898

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,313,994	$-	$27,313,994

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$7,870,374	$8,322,456	$3,825,952	$4,124,767
Cash and cash equivalents	$20,153,732	$20,153,732	$32,391,485	$32,391,485
Premiums receivable, net	$13,339,539	$13,339,539	$12,706,411	$12,706,411
Reinsurance receivables, net	$41,242,321	$41,242,321	$40,750,538	$40,750,538
Real estate, net of accumulated depreciation	$2,256,872	$2,705,000	$2,292,743	$2,705,000
Reinsurance balances payable	$5,467,103	$5,467,103	$11,714,724	$11,714,724

Note 6 - Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2020
Premiums written	$79,347,406	$-	$(28,066,253)	$51,281,153
Change in unearned premiums	5,376,958	-	(3,079,805)	2,297,153
Premiums earned	$84,724,364	$-	$(31,146,058)	$53,578,306

Six months ended June 30, 2019
Premiums written	$82,309,827	$77	$(15,327,796)	$66,982,108
Change in unearned premiums	(6,456,216)	202	271,074	(6,184,940)
Premiums earned	$75,853,611	$279	$(15,056,722)	$60,797,168

Three months ended June 30, 2020
Premiums written	$42,650,477	$-	$(14,559,998)	$28,090,479
Change in unearned premiums	(527,742)	-	(925,881)	(1,453,623)
Premiums earned	$42,122,735	$-	$(15,485,879)	$26,636,856

Three months ended June 30, 2019
Premiums written	$44,821,279	$111	$(8,199,887)	$36,621,503
Change in unearned premiums	(5,828,149)	7	407,918	(5,420,224)
Premiums earned	$38,993,130	$118	$(7,791,969)	$31,201,279

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2020 and December 31, 2019 was $4,599,781 and $3,191,512, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2020	2019

Balance at beginning of period	$80,498,611	$56,197,106
Less reinsurance recoverables	(15,728,224)	(15,671,247)
Net balance, beginning of period	64,770,387	40,525,859

Incurred related to:
Current year	29,373,472	40,689,147
Prior years	(174,020)	6,117,385
Total incurred	29,199,452	46,806,532

Paid related to:
Current year	14,223,404	19,692,437
Prior years	20,204,732	13,999,258
Total paid	34,428,136	33,691,695

Net balance at end of period	59,541,702	53,640,696
Add reinsurance recoverables	17,066,657	16,034,424
Balance at end of period	$76,608,359	$69,675,120

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $10,219,432 and $6,621,688 for the six months ended June 30, 2020 and 2019, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2020 and 2019 was $174,020 favorable and $6,117,385 unfavorable, respectively. During the six months ended June 30, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business. This was in response to management’s detailed review of open liability claims that resulted in new assessments of carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

Paid Loss Development - historical patterns of paid loss development are used to project future paid loss emergence in order to estimate required reserves.

Incurred Loss Development - historical patterns of incurred loss development, reflecting both paid losses and changes in case reserves, are used to project future incurred loss emergence in order to estimate required reserves.

Paid Bornhuetter-Ferguson (“BF”) - an estimated loss ratio for a particular accident year is determined, and is weighted against the portion of the accident year claims that have been paid, based on historical paid loss development patterns.  The estimate of required reserves assumes that the remaining unpaid portion of a particular accident year will pay out at a rate consistent with the estimated loss ratio for that year.  This method can be useful for situations where an unusually high or low amount of paid losses exists at the early stages of the claims development process.

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

Incremental Claim-Based Methods - historical patterns of incremental incurred losses and paid LAE during various stages of development are reviewed and assumptions are made regarding average loss and LAE development applied to remaining claims inventory.  Such methods more properly reflect changes in the speed of claims closure and the relative adequacy of case reserve levels at various stages of development.  These methods may provide a more accurate estimate of IBNR for lines of business with relatively few remaining open claims but for which significant recent settlement activity has occurred.

Frequency / Severity Based Methods - historical measurements of claim frequency and average paid claim size (severity) are reviewed for more mature accident years where a majority of claims have been reported and/or closed.  These historical averages are trended forward to more recent periods in order to estimate ultimate losses for newer accident years that are not yet fully developed.  These methods are useful for lines of business with slow and/or volatile loss development patterns, such as liability lines where information pertaining to individual cases may not be completely known for many years.  The claim frequency and severity information for older periods can then be used as reasonable measures for developing a range of estimates for more recent immature periods.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2017 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2020, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2020 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2011 to December 31, 2019 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										June 30, 2020
	For the Years Ended December 31,									For the six months ended June		Cumulative Number of Reported Claims by Accident
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	30, 2020	IBNR	Year
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$7,603	$7,678	$8,618	$9,440	$9,198	$9,066	$9,144	$9,171	$9,127	$9,128	$-	1,914
2012		9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,015	10,963	91	4,704	(1)
2013			10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,430	33	1,561
2014				14,193	14,260	14,218	14,564	15,023	16,381	16,509	299	2,137
2015					22,340	21,994	22,148	22,491	23,386	23,031	130	2,555
2016						26,062	24,941	24,789	27,887	27,832	423	2,878
2017							31,605	32,169	35,304	36,026	414	3,384
2018								54,455	56,351	58,289	2,187	4,191
2019									75,092	72,769	11,498	4,394
2020										27,492	7,445	1,713
									Total	$292,469

(1)	Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									For the six months ended June 30,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$3,740	$5,117	$6,228	$7,170	$8,139	$8,540	$8,702	$8,727	$8,789	$8,993
2012		3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,428	10,443
2013			3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,007
2014				5,710	9,429	10,738	11,770	13,819	14,901	15,169
2015					12,295	16,181	18,266	19,984	21,067	22,058
2016						15,364	19,001	21,106	23,974	24,863
2017							16,704	24,820	28,693	30,172
2018								32,383	44,516	47,698
2019									40,933	52,940
2020										13,087
									Total	$235,431

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$57,038
All outstanding liabilities before 2011, net of reinsurance										98
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$57,136

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	June 30, 2020
Liabilities for loss and loss adjustment expenses, net of reinsurance	$57,136
Total reinsurance recoverable on unpaid losses	17,066
Unallocated loss adjustment expenses	2,406
Total gross liability for loss and LAE reserves	$76,608

Reinsurance

Through June 30, 2019, the Company’s quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). The Company’s quota share reinsurance treaties in effect during the six months ended June 30, 2019 for its personal lines business were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the six months ended June 30, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

Effective July 1, 2019, the 2017/2019 Treaty and the commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2020. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	December 31, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
	January 1, 2021	July 1, 2020	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to	to	to
Line of Business	June 30, 2021	December 31, 2020	June 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses	NA (7)	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	NA (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date		December 31, 2020	December 31, 2020		June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	8,000,000	$8,250,000	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000	$10,000,000	$10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	$ NA (7)	$7,500,000	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$8,125,000	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$475,000,000	$475,000,000	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)	For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)	Plus losses in excess of catastrophe coverage. Effective July 1, 2020, no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note 7 below).
(3)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(4)	Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(5)	Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(6)	Effective July 1, 2020, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(7)	Quota share expires December 31, 2020; reinsurance coverage from January 1, 2021 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	June 30, 2021	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	100%	100%
Risk retained	$300,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020	June 30, 2019

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None
Percent ceded - first $1,000,000 of coverage			90%
Percent ceded - excess of $1,000,000 of coverage			100%
Risk retained			$100,000
Total reinsurance coverage per occurrence			$4,900,000
Losses per occurrence subject to quota share reinsurance coverage			$5,000,000
Expiration date			June 30, 2019

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months and six months ended June 30, 2020 are attributable to contracts under the 2019/2020 Treaty. The Loss Ratios for treaties in effect for the three months and six months ended June 30, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed.

Under the 2019/2020 Treaty and the 2017/2019 Treaty for the 2018/2019 Treaty Year, the Company received an upfront fixed provisional ceding commission rate that is not subject to a sliding scale contingent adjustment. In addition to the treaties that were in effect during the three months and six months ended June 30, 2020 and 2019, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Provisional ceding commissions earned	$3,440,676	$1,363,474	$7,161,036	$2,681,225
Contingent ceding commissions earned	39,538	(687,779)	150,277	(727,847)
	$3,480,214	$675,695	$7,311,313	$1,953,378

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.  As of June 30, 2020 and December 31, 2019, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,736,000 and $2,886,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 - Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate fair value of the investment in dividend bearing common stock was $11,200 and $15,180 as of June 30, 2020 and December 31, 2019, respectively. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 - Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within ninety days of borrowing.  The maximum allowable advance as of June 30, 2020 was approximately $11,339,000. Advances are limited to 85% of the amount of available collateral, which was approximately $5,944,000 as of June 30, 2020.  There were no borrowings under this facility during the six months ended June 30, 2020 and 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(81,133)	(97,325)
Issuance costs	(359,346)	(431,244)
Long-term debt, net	$29,559,521	$29,471,431

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

Note 8 - Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $1,103,400 and $2,153,349 for the six months ended June 30, 2020 and 2019, respectively. The Company’s Board of Directors approved a quarterly dividend on August 5, 2020 of $.04 per share payable in cash on September 15, 2020 to stockholders of record as of August 31, 2020 (see Note 13 - Subsequent Events).

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum shares of Common Stock of the Company that are authorized to be used pursuant to the 2014 Plan to 1,400,000 (see Note 13 - Subsequent Events).

The results of operations for the three months ended June 30, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $21,000 and $0, respectively. The results of operations for the six months ended June 30, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $38,000 and $0, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months and six months ended June 30 2020 and 2019. Such amounts have been included in the consolidated statements of operations and comprehensive income within other operating expenses.

The weighted average estimated fair value of stock options granted during the six months ended June 30, 2020 was $2.40 per share.  No options were granted during the six months ended June 30, 2019.  The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

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

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2020 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	82,000	$8.61	3.38	$-

Granted	74,523	$7.96	4.59	$-
Exercised	-	$-	-	$-
Forfeited	(36,557)	$8.43	-	$-

Outstanding at June 30, 2020	119,966	$8.26	3.94	$-

Vested and Exercisable at June 30, 2020	50,000	$8.45	1.62	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $4.42 closing price of the Company’s Common Stock on June 30, 2020. No options were exercised during the six months ended June 30, 2020. The total intrinsic value of options forfeited during the six months ended June 30, 2020 was $-0-, determined as of the date of forfeiture.

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

As of June 30, 2020, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $98,000. Unamortized compensation cost as of June 30, 2020 is expected to be recognized over a remaining weighted-average vesting period of 1.68 years.

As of June 30, 2020, there were 110,199 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the six months ended June 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2020	213,929	$16.51	$3,554,174

Granted	199,812	$7.94	$1,586,507
Vested	(59,420)	$17.12	$(1,017,090)
Forfeited	(10,863)	$15.24	$(165,500)

Balance at June 30, 2020	343,458	$10.81	$3,958,091

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2020 and 2019, stock-based compensation for these grants was approximately $434,000 and $399,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income. For the six months ended June 30, 2020 and 2019, stock-based compensation for these grants was approximately $905,000 and $708,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

Note 9 - Income Taxes

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2020	2019

Deferred tax asset:
Net operating loss carryovers (1)	$55,845	$1,586,247
Claims reserve discount	771,358	839,959
Unearned premium	3,068,011	3,105,344
Deferred ceding commission revenue	1,465,501	1,624,434
Other	332,021	462,019
Total deferred tax assets	5,692,736	7,618,003

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,099,692	4,333,219
Intangible asset	105,000	105,000
Depreciation and amortization	302,443	312,298
Net unrealized gains of securities - available-for-sale	2,015,527	1,796,891
Total deferred tax liabilities	7,282,205	7,306,951

Net deferred income tax (liability) asset	$(1,589,469)	$311,052

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2020	2019	Expiration

Federal only, current year	$-	$1,517,866	(A)

State only (B)	1,805,591	1,616,568	December 31, 2040
Valuation allowance	(1,749,746)	(1,548,187)
State only, net of valuation allowance	55,845	68,381

Total deferred tax asset from net operating loss carryovers	$55,845	$1,586,247

(A) On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. The Company will elect on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

(B) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2020 and December 31, 2019 was approximately $26,502,000 and $24,901,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2040.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2020 and 2019. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2016 through December 31, 2019 remain subject to examination.  The Company’s federal income tax return for the year ended December 31, 2016 has been examined by the Internal Revenue Service and was accepted as filed.

Note 10 -Earnings/(Loss) Per Common Share

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2020, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted average number of shares outstanding	10,733,354	10,771,717	10,770,598	10,764,824

Effect of dilutive securities, common share equivalents:
Stock options	-	4,188	-	-
Restricted stock awards	1,430	9,159	-	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,734,784	10,785,064	10,770,598	10,764,824

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.   The Company believes the lawsuit to be without merit. The Company has not established an accrual for this matter as a loss is not considered to be probable and reasonably estimable.  It is the opinion of management, after consulting legal counsel, that facts known at the present time do not indicate that such litigation will have a material adverse impact on the Company’s results of operations, financial position, or cash flows. On August 10, 2020, the court granted the Company’s motion to dismiss the amended complaint in the suit. The court has permitted plaintiff to amend the complaint to attempt to cure the deficiencies identified by the court in its opinion (to the extent plaintiff has a good faith basis to do so). The amended complaint, if any, would need to be filed by September 11, 2020.

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Six months ended
Lease cost	June 30, 2020	June 30, 2020
Operating leases	$61,297	$122,594
Short-term leases	-	-
Total lease cost (1)	$61,297	$122,594

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$62,782	$127,063
Discount rate	5.50%	5.50%
Remaining lease term in years	5 years	5 years

(1)	Included in the condensed consolidated statements of operations and comprehensive income within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2020:

For the Year
Ending
December 31,	Total
Remainder of 2020	$128,561
2021	264,571
2022	273,831
2023	283,415
2024	140,739
Thereafter	192,916
Total undiscounted lease payments	1,284,033
Less: present value adjustment	190,041
Operating lease liability	$1,093,992

Rent expense for the three months ended June 30, 2020 and 2019 amounted to $61,297 and $41,342, respectively.  Rent expense for the six months ended June 30, 2020 and 2019 totaled $122,594 and $82,684, respectively.  Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income within other underwriting expenses.

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

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher.  Pursuant to the Separation Agreement, the Company and KICO shall collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date) .  In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release.  Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

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

COVID-19

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

Note 12 - Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of June 30, 2020 and December 31, 2019 amounted to $559,917 and $599,274, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  The Company did not make any voluntary contributions for the six months ended June 30, 2020 and 2019.

Note 13 - Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2020 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective July 1, 2020, the Company entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity “Reinsurance”).

A. M. Best

On July 10, 2020, KICO’s A.M. Best financial strength rating was downgraded from A- (Excellent) to B++ (Good) and its  long-term issuer credit rating (“Long-Term ICR”) was downgraded from “a-” to “bbb”.  Concurrently, A.M. Best also downgraded the Company’s Long-Term ICR from “bbb-” to “bb”.  Also downgraded was the long-term issue credit rating on the Company’s $30.0 million 5.50% senior unsecured notes due 2022 from “bbb-” to “bb”.

Executive Employment

On July 20, 2020, the Company and Victor J. Brodsky, Chief Financial Officer and Treasurer of the Company and Chief Financial Officer, Executive Vice President and a director of KICO, agreed that Mr. Brodsky’s employment with the Company and KICO will cease on September 30, 2020.  Mr. Brodsky’s cessation of employment was a voluntary decision made by him to pursue other interests.  The Company, KICO and Mr. Brodsky also agreed that Mr. Brodsky will serve as a consultant to the Company and KICO for the period from October 1, 2020 through March 31, 2021.

Tropical Storm Isaias

On August 4, 2020, the Northeast, which is the primary location of KICO’s insureds, was struck by Tropical Storm Isaias which caused power outages and significant damage to homes. KICO has received more than 1,100 claims relating to the storm. The Company is unable to determine the aggregate dollar amount of the claims at this time but the claims will in all likelihood have a material adverse effect upon the 2020 third quarter results of operations.

Dividends Declared

On August 5, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on September 15, 2020 to stockholders of record as of the close of business on August 31, 2020 (see Note 8 - Stockholders’ Equity).

Equity Participation Plan

On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum shares of Common Stock of the Company that are authorized to be used pursuant to the 2014 Plan to 1,400,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three and six months ended June 30, 2020, respectively, 79.5% and 81.0% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines are being non-renewed at the end of their current annual terms. For the three months and six months ended June 30, 2020, these policies represent approximately 3.0% and 4.6%, respectively of net premiums earned and as of June 30, 2020, 41.7% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Three months ended		Three months ended		Six months ended		Six months ended
($ in thousands)	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Direct Written Pemiums	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Core Independent	$31,282	75.5%	$30,746	80.9%	$58,427	77.1%	$57,281	84.2%
Expansion Independent (1)	8,100	19.5%	6,272	16.5%	13,342	17.6%	9,492	14.0%
Alternative Distribution
through Cosi	2,078	5.0%	964	2.5%	4,057	5.4%	1,243	1.8%
Total	$41,460	100.0%	$37,982	100.0%	$75,826	100.0%	$68,016	100.0%

(1) Outside of New York

(Percent components may not sum to totals due to rounding)

For the three months ended June 30, 2020 and 2019, Alternative Distribution made up 5.0% and 2.5% of direct written premiums for our homeowners and dwelling fire components of personal lines. As discussed above, on July 10, 2020, KICO’s A.M. Best Financial Strength Rating was downgraded from A- (Excellent) to B++ (Good),. We believe this action will result in a material decrease in the business from Cosi, a multi-state licensed general agent that had partnered with name-brand carriers which require an A.M. Best rating of A- (Excellent) from its partners.

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

Consolidated Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$79,347	$82,310	$(2,963)	(3.6	) %
Assumed written premiums	-	-	-	n/a	%
	79,347	82,310	(2,963)		(3.6)%
Ceded written premiums
Ceded to quota share treaties	15,600	5,963	9,637		161.6%
Ceded to excess of loss treaties	947	833	114		13.7%
Ceded to catastrophe treaties	11,519	8,532	2,987		35.0%
Total ceded written premiums	28,066	15,328	12,738		83.1%
Net written premiums	51,281	66,982	(15,701)	(23.4	) %
Change in unearned premiums
Direct and assumed	5,377	(6,456)	11,833	n/a	%
Ceded to quota share treaties	(3,080)	271	(3,351)	n/a	%
Change in net unearned premiums	2,297	(6,185)	8,482	n/a	%
Premiums earned
Direct and assumed	84,724	75,854	8,870		11.7%
Ceded to reinsurance treaties	(31,146)	(15,057)	(16,089)		106.9%
Net premiums earned	53,578	60,797	(7,219)		(11.9)%
Ceding commission revenue
Excluding the effect of catastrophes	7,311	1,953	5,358		274.3%
Effect of catastrophes	-	-	-	n/a	%
Total ceding commission revenue	7,311	1,953	5,358		274.3%
Net investment income	3,278	3,343	(65)		(1.9)%
Net (losses) gains on investments	(3,746)	2,714	(6,460)		(238.0)%
Other income	1,313	696	617		88.6%
Total revenues	61,734	69,503	(7,769)		(11.2)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	37,081	46,164	(9,083)		(19.7)%
Losses from catastrophes (1)	2,338	7,264	(4,926)		(67.8)%
Total direct and assumed loss and loss adjustment expenses	39,419	53,428	(14,009)		(26.2)%
Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrop hes	9,592	5,859	3,733		63.7%
Losses from catastrophes (1)	628	763	(135)		(17.7)%
Total ceded loss and loss adjustment expenses	10,220	6,622	3,598		54.3%
Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	27,489	40,305	(12,816)		(31.8)%
Losses from catastrophes (1)	1,710	6,501	(4,791)		(73.7)%
Net loss and loss adjustment expenses	29,199	46,806	(17,607)		(37.6)%
Commission expense	15,750	14,153	1,597		11.3%
Other underwriting expenses	13,087	11,552	1,535		13.3%
Other operating expenses	2,984	2,069	915		44.2%
Depreciation and amortization	1,360	1,230	130		10.6%
Interest expense	913	913	-	-%
Total expenses	63,294	76,723	(13,430)		(17.5)%
Loss before taxes	(1,560)	(7,220)	5,660	(78.4	) %
Income tax benefit	(724)	(1,524)	800		(52.5)%
Net loss	$(836)	$(5,696)	$4,860		(85.3)%

(1)

The six months ended June 30, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	54.5%	77.0%	(22.5)	(29.2)%
Net underwriting expense ratio	39.2%	38.0%	1.2	3.2%
Net combined ratio	93.7%	115.0%	(21.3)	(18.5)%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2020 (“Six Months 2020”) were $79,347,000 compared to $82,310,000 during the six months ended June 30, 2019 (“Six Months 2019”). The decrease of $2,963,000, or 3.6%, was primarily due to an $8,580,000 decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business for Six Months 2020 were $75,958,000, an increase of $7,811,000, or 11.5%, from $68,147,000 in Six Months 2019.

            Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $15,095,000 in Six Months 2020 compared to $9,529,000 in Six Months 2019.

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). Our personal lines quota share reinsurance treaty in effect for Six Months 2019 was covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Six Months 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Six Months 2020 and Six Months 2019 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Six months ended June 30,
	2020		2019
	("2019/2020 Treaty")		("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	25%	(2)	10%	(1)

(1)	The 2018/2019 Treaty Year, covered under the 2017/2019 Treaty, expired on a run-off basis effective July 1, 2019 through June 30, 2020 (the “2019 Run-off”).

(2)	The 2019/2020 Treaty was effective December 15, 2019 with a quota share reinsurance rate of 25%.
See “Reinsurance” below for changes to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019 and 2018.

Net written premiums decreased $15,701,000, or 23.4%, to $51,281,000 in Six Months 2020 from $66,982,000 in Six Months 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in net written premiums in Six Months 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty. In Six Months 2020, our premiums ceded under quota share treaties increased by $9,637,000 over the comparable ceded premiums in Six Months 2019. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2020, our ceded excess of loss reinsurance premiums increased by 114,000 over the comparable ceded premiums for Six Months 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Six Months 2020, our premiums ceded under catastrophe treaties increased by $2,987,000 over the comparable ceded premiums in Six Months 2019. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth of our personal lines business, and an increase in reinsurance rates effective July 1, 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned decreased $7,219,000, or 11.9%, to $53,578,000 in Six Months 2020 from $60,797,000 in Six Months 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$7,161	$2,681	$4,480	167.1%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	150	(728)	878	n/a
Effect of catastrophes on ceding commissions earned	-	-	-	n/a
Contingent ceding commissions earned	150	(728)	878	n/a

Total ceding commission revenue	$7,311	$1,953	$5,358	274.3%

Ceding commission revenue was $7,311,000 in Six Months 2020 compared to $1,953,000 in Six Months 2019. The increase of $5,358,000, or 274.3%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $4,480,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect in Six Months 2019. There was an increase in ceded premiums in Six Months 2020 available from which to earn ceding commissions compared to Six Months 2019 due to the changes in quota share ceding rates and an increase in personal lines direct written premiums subject to the quota share.

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

Net Investment Income

Net investment income was $3,278,000 in Six Months 2020 compared to $3,343,000 in Six Months 2019, a decrease of $65,000, or 1.9%. The average yield on invested assets was 3.53% as of June 30, 2020 compared to 3.64% as of June 30, 2019. The pre-tax equivalent yield on invested assets was 3.09% and 3.43% as of June 30, 2020 and 2019, respectively.

Cash and invested assets were $218,739,000 as of June 30, 2020 compared to $212,130,000 as of June 30, 2019. The $6,608,000 increase in cash and invested assets was primarily attributable to an increase in operating cash flows for the periods after June 30, 2019.

Net Gains and Losses on Investments

Net losses on investments were $3,746,000 in Six Months 2020 compared to a net gain of $2,714,000 in Six Months 2019. Unrealized losses on our equity securities and other investments in Six Months 2020 were $4,022,000, compared to unrealized gains of $2,713,000 in Six Months 2019.  Realized gains on sales of investments were $275,000 in Six Months 2020 compared to $1000 in Six Months 2019. Unrealized losses in Six Months 2020 were due to the market fluctuations related to the Covid-19 pandemic.

Other Income

Other income was $1,313,000 in Six Months 2020 compared to $696,000 in Six Months 2019. The increase of $617,000, or 88.6%, was primarily due to commission revenue from Cosi.

Net Loss and LAE

Net loss and LAE was $29,199,000 in Six Months 2020 compared to $48,806,000 in Six Months 2019. The net loss ratio was 54.5% in Six Months 2020 compared to 77.0% in Six Months 2019, an improvement of 22.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Six Months 2020, the loss ratio improved 22.5 points, from 77.0% in Six Months 2019 to 54.5% in Six Months 2020.  The loss ratio improved due to several factors, including a reduction in the impact of winter weather catastrophes, reduced impact from prior year loss development, and an improvement in the core loss ratio driven by reductions in claim frequency affecting both personal lines and Auto Physical Damage.

Prior year development has been slightly favorable for the Six Months 2020, with a 0.3 points of favorable impact on the overall loss ratio.  The favorable loss development for the Six Months 2020 compares to 10.0 points of unfavorable impact in the Six Months 2019, which was primarily related to adverse loss development from commercial lines business, now in runoff.  The impact of prior year development was 10.3 points more favorable in Six Months 2020 compared to the prior year period.

The impact of catastrophe losses was lower in Six Months 2020 when compared to the prior period.  In the Six Months 2020 there was a much smaller impact from winter catastrophes events than in 2019.  Catastrophe events through Six Months 2020 had a 3.2 point impact on the loss ratio, as compared to a 10.7 impact from catastrophe events in the Six Months 2019, or a decrease in the impact from catastrophe events of 7.5 points compared to the prior period.

The underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was 51.6% for the Six Months 2020, a decrease of 4.7 points from the 56.3% underlying loss ratio recorded for Six Months 2019.  The improvement was primarily due to reduced core claim frequency in personal lines and reduced claim frequency in the Auto Physical Damage line.  Excluding commercial lines, the underlying loss ratio improved 3.5 points, from 53.1% for Six Months 2019 to 49.6% for the Six Months 2020.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $15,750,000 in Six Months 2020 or 18.6% of direct earned premiums. Commission expense was $14,153,000 in Six Months 2019 or 18.7% of direct earned premiums. The increase of $1,597,000 is primarily due to the increase in direct earned premiums for Six Months 2020 as compared to Six Months 2019.

Other Underwriting Expenses

Other underwriting expenses were $13,087,000 in Six Months 2020 compared to $11,552,000 in Six Months 2019. The increase of $1,535,000, or 13.3%, was primarily due to expenses related to growth in personal lines direct written premiums and salaries. Expenses directly related to the increase in personal lines direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in personal lines direct written premiums primarily consist of salaries along with related other employment costs.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $5,342,000 in Six Months 2020 compared to $4,899,000 in Six Months 2019. The increase of $443,000, or 9.0%, was less than the 11.5% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management, offset by staff reductions.

Our net underwriting expense ratio in Six Months 2020 was 39.2% compared to 38.0% in Six Months 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	10.0%	8.1%	1.9
Underwriting fees (inspections/data services)	3.0	2.4	0.6
Other expenses	11.4	8.5	2.9
Total other underwriting expenses	24.4	19.0	5.4

Ceding commission revenue
Provisional	(13.4)	(4.4)	(9.0)
Contingent	(0.3)	1.2	(1.5)
Total ceding commission revenue	(13.7)	(3.2)	(10.5)

Other income	(0.9)	(1.1)	0.2
Commission expense	29.4	23.3	6.1

Net underwriting expense ratio	39.2%	38.0%	1.2

The overall 9.0 percentage point increase in the benefit from provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an increase in provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of 2019/2020 Treaty on December 15, 2019, resulting in an overall 1.2 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,983,000 for Six Months 2020 compared to $2,069,000 for Six Months 2019. The increase in Six Months 2020 of $914,000, or 44.2%, as compared to Six Months 2019 was primarily due to increases in equity compensation, commissions incurred by Cosi and professional fees. The increase in equity compensation was due to an annual restricted stock award pursuant to the employment agreement with Barry B. Goldstein, our Chief Executive Officer.

Depreciation and Amortization

Depreciation and amortization was $1,360,000 in Six Months 2020 compared to $1,230,000 in Six Months 2019. The increase of $130,000, or 10.6%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense was $913,000 for both Six Months 2020 and Six Months 2019. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Six Months 2020 was $724,000, which resulted in an effective tax benefit rate of 46.4%. Income tax benefit in Six Months 2019 was $1,524,000, which resulted in an effective tax benefit rate of 21.1%. Loss before taxes was $1,560,000 in Six Months 2020 compared to loss before taxes of $7,220,000 in Six Months 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We will elect on our 2019 federal income tax return to carry back the 2019 NOL of $7,222,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

Net Loss

Net loss was $836,000 in Six Months 2020 compared to net loss of $5,696,000 in Six Months 2019. The decrease in net loss of $4,860,000 was due to the circumstances described above, which caused the decrease in our net loss ratio, increase in ceding commission revenue and other income, partially offset by the decrease in our net premiums earned, and increases in net losses on investments, other underwriting and operating expenses, and depreciation and amortization.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

 The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$42,650	$44,821	$(2,171)	(4.8)%
Assumed written premiums	-	-	-	n/a %
	42,650	44,821	(2,171)	(4.8)%
Ceded written premiums
Ceded to quota share treaties	8,502	3,304	5,198	157.3%
Ceded to excess of loss treaties	452	429	23	5.4%
Ceded to catastrophe treaties	5,606	4,467	1,139	25.5%
Total ceded written premiums	14,560	8,200	6,360	77.6%

Net written premiums	28,090	36,621	(8,531)	(23.3)%

Change in unearned premiums
Direct and assumed	(527)	(5,828)	5,301	(91.0)%
Ceded to quota share treaties	(926)	408	(1,334)	n/a %
Change in net unearned premiums	(1,453)	(5,420)	3,967	(73.2)%

Premiums earned
Direct and assumed	42,123	38,993	3,130	8.0%
Ceded to reinsurance treaties	(15,486)	(7,792)	(7,694)	98.7%
Net premiums earned	26,637	31,201	(4,564)	(14.6)%
Ceding commission revenue
Excluding the effect of catastrophes	3,480	675	2,805	415.6%
Effect of catastrophes	-	-	-	n/a %
Total ceding commission revenue	3,480	675	2,805	415.6%
Net investment income	1,612	1,719	(107)	(6.2)%
Net gains on investments	2,698	679	2,019	297.3%
Other income	683	330	353	107.0%
Total revenues	35,110	34,604	506	1.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	15,109	19,521	(4,412)	(22.6)%
Losses from catastrophes (1)	2,057	1,637	420	25.7%
Total direct and assumed loss and loss adjustment expenses	17,166	21,158	(3,992)	(18.9)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,808	3,287	521	15.9%
Losses from catastrophes (1)	545	199	346	173.9%
Total ceded loss and loss adjustment expenses	4,353	3,486	867	24.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,301	16,234	(4,933)	(30.4)%
Losses from catastrophes (1)	1,512	1,438	74	5.1%
Net loss and loss adjustment expenses	12,813	17,672	(4,859)	(27.5)%

Commission expense	7,851	7,300	551	7.5%
Other underwriting expenses	6,325	5,416	909	16.8%
Other operating expenses	1,420	1,097	323	29.4%
Depreciation and amortization	673	628	45	7.2%
Interest expense	456	456	-	-%
Total expenses	29,539	32,569	(3,031)	(9.3)%

Income before taxes	5,571	2,035	3,536	173.8%
Income tax expense	963	396	567	143.2%
Net income	$4,608	$1,639	$2,969	181.1%

(1) The three months ended June 30, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	48.1%	56.6%	(8.5)	(15.0)%
Net underwriting expense ratio	39.2%	37.5%	1.7	4.5%
Net combined ratio	87.3%	94.1%	(6.8)	(7.2)%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2020 (“Three Months 2020”) were $42,650,000 compared to $44,821,000 during the three months ended June 30, 2019 (“Three Months 2019”). The decrease of $2,171,000, or 4.8%, was primarily due to a $3,866,000 decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business for Three Months 2020 were $41,523,000, an increase of $3,475,000, or 9.1%, from $38,048,000 in Three Months 2019.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $8,760,000 in Three Months 2020 compared to $6,297,000 in Three Months 2019.

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

	Three months ended June 30,
	2020	2019
	("2019/2020 Treaty")	("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	25% (2)	10% (1)

(1)	The 2018/2019 Treaty Year, covered under the 2017/2019 Treaty, expired on a run-off basis effective July 1, 2019 through June 30, 2020 (the “2019 Run-off”).

(2)

The 2019/2020 Treaty was effective December 15, 2019 with a quota share reinsurance rate of 25%. See “Reinsurance” below for changes to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019 and 2018.

Net written premiums decreased $8,531,000, or 23.3%, to $28,090,000 in Three Months 2020 from $36,621,000 in Three Months 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in net written premiums in Three Months 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty. In Three Months 2020, our premiums ceded under quota share treaties increased by $5,198,000 over the comparable ceded premiums in Three Months 2019. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2020, our ceded excess of loss reinsurance premiums increased by $23,000 over the comparable ceded premiums for Three Months 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2020, our premiums ceded under catastrophe treaties increased by $1,140,000 over the comparable ceded premiums in Three Months 2019. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth of our personal lines business, and an increase in reinsurance rates effective July 1, 2019. Our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty.

Net premiums earned

Net premiums earned decreased $4,564,000, or 14.6%, to $26,637,000 in Three Months 2020 from $31,201,000 in Three Months 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$3,441	$1,363	$2,078	152.5%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	39	(688)	727	n/a
Effect of catastrophes on ceding commissions earned	-	-	-	n/a
Contingent ceding commissions earned	39	(688)	727	n/a

Total ceding commission revenue	$3,480	$675	$2,805	415.6%

Ceding commission revenue was $3,480,000 in Three Months 2020 compared to $675,000 in Three Months 2019. The increase of $2,805,000, or 415.6%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $2,078,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect in Three Months 2019. There was an increase in ceded premiums in Three Months 2020 available from which to earn ceding commissions compared to Three Months 2019 due to the changes in quota share ceding rates and an increase in personal lines direct written premiums subject to the quota share.

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

Net Investment Income

Net investment income was $1,612,000 in Three Months 2020 compared to $1,719,000 in Three Months 2019, a decrease of $107,000, or 6.2%. The average yield on invested assets was 3.53% as of June 30, 2020 compared to 3.64% as of June 30, 2019. The pre-tax equivalent yield on invested assets was 3.09% and 3.43% as of June 30, 2020 and 2019, respectively.

Cash and invested assets were $218,739,000 as of June 30, 2020 compared to $212,130,000 as of June 30, 2019. The $6,608,000 increase in cash and invested assets was primarily attributable to an increase in operating cash flows for the periods after June 30, 2019.

Net Gains and Losses on Investments

Net gains on investments were $2,697,000 in Three Months 2020 compared to $679,000 in Three Months 2019. Unrealized losses on our equity securities and other investments in Three Months 2020 were $2,732,000, compared to unrealized gains of $628,000 in Three Months 2019.  Realized losses on sales of investments were $35,000 in Three Months 2020 compared to $50,000 in Three Months 2019.

Other Income

Other income was $683,000 in Three Months 2020 compared to $330,000 in Three Months 2019. The increase of $353,000, or 107.0%, was primarily due to commission revenue from Cosi.

Net Loss and LAE

Net loss and LAE was $12,813,000 in Three Months 2020 compared to $17,672,000 in Three Months 2019. The net loss ratio was 48.1% in Three Months 2020 compared to 56.6% in Three Months 2019, an improvement of 8.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2020, the loss ratio improved 8.5 points, from 56.6% in Three Months 2019 to 48.1%.  The loss ratio improved due to decreased claim frequency affecting both personal lines and auto physical damage, as well as a reduction in the impact of prior year loss development.  This was partially offset by an increase in the impact of catastrophe losses for the quarter ended June 30, 2020.

Prior year development was slightly favorable in Three Months 2020, with a 0.2 point favorable impact to the overall loss ratio.  This was the third consecutive quarter of stable prior year loss development.  The favorable loss development for Three Months 2020 compares to 5.0 points of unfavorable impact in Three Months 2019, which was primarily related to adverse loss development from commercial lines business, now in runoff.  The impact of prior year development was 5.2 points more favorable in Three Months 2020 compared to the prior year period.

The impact of catastrophe losses was slightly greater in Three Months 2020 when compared to Three Months 2019.  In the Three Months 2020 there were several small cat events and one larger wind event in April.  These events had a 5.7 point impact on the loss ratio for the quarter.  This compares to a 4.6 impact from catastrophe events in the Three Months 2019, or an increase in impact from catastrophe events of 1.1 points compared to the prior period.

The underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was 42.6% for Three Months 2020, a decrease of 4.5 points from the 47.1% underlying loss ratio recorded for Three Months 2019.  The improvement was primarily due to reduced core claim frequency in personal lines, and well as a large reduction in claims frequency in the Auto Physical Damage line.  Excluding commercial lines, the underlying loss ratio improved 1.3 points, from 43.5% for Three Months 2019 to 42.2% for Three Months 2020.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $7,851,000 in Three Months 2020 or 18.6% of direct earned premiums. Commission expense was $7,300,000 in Three Months 2019 or 18.7% of direct earned premiums. The increase of $551,000 is primarily due to the increase in direct earned premiums for Three Months 2020 as compared to Three Months 2019.

Other Underwriting Expenses

Other underwriting expenses were $6,325,000 in Three Months 2020 compared to $5,416,000 in Three Months 2019. The increase of $909,000, or 16.8%, was primarily due to expenses related to growth in personal lines direct written premiums. Expenses directly related to the increase in personal lines direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in personal lines direct written premiums primarily consist of salaries along with related other employment costs.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,602,000 in Three Months 2020 compared to $2,347,000 in Three Months 2019. The increase of $255,000, or 10.9%, was more than the 9.1% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management, offset by staff reductions.

Our net underwriting expense ratio in Three Months 2020 was 39.2% compared to 37.5% in Three Months 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	9.8%	7.5	2.3
Underwriting fees (inspections/data services)	2.9	2.4	0.5
Other expenses	11.0	7.5	3.5
Total other underwriting expenses	23.7	17.4	6.3

Ceding commission revenue
Provisional	(12.9)	(4.4)	(8.5)
Contingent	(0.1)	2.2	(2.3)
Total ceding commission revenue	(13.0)	(2.2)	(10.8)

Other income	(1.0)	(1.1)	0.1
Commission expense	29.5	23.4	6.1

Net underwriting expense ratio	39.2%	37.5	1.7

The overall 8.5 percentage point increase in the benefit from provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an increase in provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of 2019/2020 Treaty on December 15, 2019, resulting in an overall 1.7 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,420,000 for Three Months 2020 compared to $1,097,000 for Three Months 2019. The increase in Three Months 2020 of $323,000, or 29.4%, as compared to Three Months 2019 was primarily due to increases in equity compensation, commissions incurred by Cosi and professional fees. The increase in equity compensation was due to an annual restricted stock award pursuant to the employment agreement with Barry B. Goldstein, our Chief Executive Officer.

Depreciation and Amortization

Depreciation and amortization was $673,000 in Three Months 2020 compared to $628,000 in Three Months 2019. The increase of $45,000, or 7.2%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense was $456,000 for both Three Months 2020 and Three Months 2019. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Three Months 2020 was $963,000, which resulted in an effective tax expense rate of 17.3%. Income tax expense in Three Months 2019 was $396,000, which resulted in an effective tax expense rate of 19.5%. Income before taxes was $5,571,000 in Three Months 2020 compared to $2,035,000 in Three Months 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We will elect on our 2019 federal income tax return to carry back the 2019 NOL of $7,222,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

Net Income

Net income was $4,608,000 in Three Months 2020 compared to net income of $1,639,000 in Three Months 2019. The increase in net income of $2,969,000 was due to the circumstances described above, which caused the decrease in our net loss ratio, increase in ceding commission revenue, increases in net gains on investments,  and other income, partially offset by the decrease in our net premiums earned, other underwriting and operating expenses, and depreciation and amortization.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross premiums written:
Personal lines	$41,522,768	$38,047,987	$75,957,604	$68,146,956
Livery physical damage	1,106,405	2,878,749	3,420,806	5,608,835
Other(1)	54,876	61,806	129,731	134,877
Total without commercial lines	42,684,049	40,988,542	79,508,141	73,890,668
Commercial lines (in run-off effective July 2019)(2)	(33,572)	3,832,848	(160,735)	8,419,236
Total gross premiums written	$42,650,477	$44,821,390	$79,347,406	$82,309,904

Net premiums written:
Personal lines(3)	$27,103,665	$30,340,230	$48,315,146	$53,844,093
Livery physical damage	1,106,405	2,878,749	3,420,806	5,608,835
Other(1)	42,579	45,984	101,158	112,279
Total without commercial lines	28,252,649	33,264,963	51,837,110	59,565,207
Commercial lines (in run-off effective July 2019)(2)	(162,170)	3,346,540	(555,957)	7,406,901
Total net premiums written	$28,090,479	$36,611,503	$51,281,153	$66,972,108

Net premiums earned:
Personal lines(3)	$23,614,240	$24,828,974	$46,213,874	$48,249,848
Livery physical damage	2,182,438	2,620,857	4,789,017	5,138,539
Other(1)	48,999	59,404	99,148	117,421
Total without commercial lines	25,845,677	27,509,235	51,102,039	53,505,808
Commercial lines (in run-off effective July 2019)(2)	791,179	3,692,044	2,476,267	7,291,360
Total net premiums earned	$26,636,856	$31,201,279	$53,578,306	$60,797,168

Net loss and loss adjustment expenses(4):
Personal lines	$10,639,057	$11,874,563	$23,153,625	$32,277,107
Livery physical damage	369,120	1,203,457	1,149,690	2,420,760
Other(1)	(72,436)	176,091	(23,639)	326,565
Unallocated loss adjustment expenses	1,242,516	651,142	2,012,328	1,345,792
Total without commercial lines	12,178,257	13,905,253	26,292,004	36,370,224
Commercial lines (in run-off effective July 2019)(2)	635,374	3,767,085	2,907,448	10,436,308
Total net loss and loss adjustment expenses	$12,813,631	$17,672,338	$29,199,452	$46,806,532

Net loss ratio(4):
Personal lines	45.1%	47.8%	50.1%	66.9%
Livery physical damage	16.9%	45.9%	24.0%	47.1%
Other(1)	-147.8%	296.4%	-23.8%	278.1%
Total without commercial lines	47.1%	50.5%	51.5%	68.0%

Commercial lines (in run-off effective July 2019)(2)	80.3%	102.0%	117.4%	143.1%
Total	48.1%	56.6%	54.5%	77.0%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2019 and 2018.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the six months ended June 30, 2020 and 2019.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Net premiums earned	$26,636,856	$31,201,279	$53,578,306	$60,797,168
Ceding commission revenue	3,480,214	675,695	7,311,313	1,953,378
Net investment income	1,611,837	1,697,492	3,277,230	3,297,424
Net gains (losses) on investments	2,655,541	663,586	(3,653,643)	2,657,149
Other income	261,145	336,854	506,119	651,592
Total revenues	34,645,593	34,574,906	61,019,325	69,356,711

Expenses
Loss and loss adjustment expenses	12,813,631	17,672,308	29,199,452	46,806,532
Commission expense	7,850,607	7,299,173	15,749,798	14,152,589
Other underwriting expenses	6,325,472	5,416,449	13,087,264	11,552,440
Depreciation and amortization	639,968	603,690	1,293,870	1,182,043
Total expenses	27,629,678	30,991,620	59,330,384	73,693,604

Income (loss) from operations	7,015,915	3,583,286	1,688,941	(4,336,893)
Income tax expense (benefit)	1,387,003	745,041	179,034	(957,930)
Net income (loss)	$5,628,912	$2,838,245	$1,509,907	$(3,378,963)

Key Measures:
Net loss ratio	48.1%	56.6%	54.5%	77.0%
Net underwriting expense ratio	39.2%	37.5%	39.2%	38.0%
Net combined ratio	87.3%	94.1%	93.7%	115.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,176,079	$12,715,622	$28,837,062	$25,705,029
Less: Ceding commission revenue	(3,480,214)	(675,695)	(7,311,313)	(1,953,378)
Less: Other income	(261,145)	(336,854)	(506,119)	(651,592)
Net underwriting expenses	$10,434,720	$11,703,073	$21,019,630	$23,100,059

Net premiums earned	$26,636,856	$31,201,279	$53,578,306	$60,797,168

Net Underwriting Expense Ratio	39.2%	37.5%	39.2%	38.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2020
Written premiums	$79,347,406	$-	$(28,066,253)	$51,281,153
Change in unearned premiums	5,376,958	-	(3,079,805)	2,297,153
Earned premiums	$84,724,364	$-	$(31,146,058)	$53,578,306

Loss and loss adjustment expenses exluding
the effect of catastrophes	$37,080,936	$-	$(9,591,600)	$27,489,336
Catastrophe loss	2,337,948	-	(627,832)	1,710,116
Loss and loss adjustment expenses	$39,418,884	$-	$(10,219,432)	$29,199,452

Loss ratio excluding the effect of catastrophes	43.8%	n/a	30.8%	51.3%
Catastrophe loss	2.8%	n/a	2.0%	3.2%
Loss ratio	46.6%	n/a	32.8%	54.5%

Six months ended June 30, 2019
Written premiums	$82,309,827	$77	$(15,327,796)	$66,982,108
Change in unearned premiums	(6,456,216)	202	271,074	(6,184,940)
Earned premiums	$75,853,611	$279	$(15,056,722)	$60,797,168

Loss and loss adjustment expenses exluding
the effect of catastrophes	$46,166,574	$(2,081)	$(5,858,517)	$40,305,976
Catastrophe loss	7,263,727	-	(763,171)	6,500,556
Loss and loss adjustment expenses	$53,430,301	$(2,081)	$(6,621,688)	$46,806,532

Loss ratio excluding the effect of catastrophes	60.9%	-745.9%	38.9%	66.3%
Catastrophe loss	9.6%	0.0%	5.0%	10.7%
Loss ratio	70.4%	-745.9%	44.0%	77.0%

Three months ended June 30, 2020
Written premiums	$42,650,477	$-	$(14,559,998)	$28,090,479
Change in unearned premiums	(527,742)	-	(925,881)	(1,453,623)
Earned premiums	$42,122,735	$-	$(15,485,879)	$26,636,856

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,109,585	$-	$(3,807,610)	$11,301,975
Catastrophe loss	2,056,580	-	(544,924)	1,511,656
Loss and loss adjustment expenses	$17,166,165	$-	$(4,352,534)	$12,813,631

Loss ratio excluding the effect of catastrophes	35.9%	n/a	24.6%	42.4%
Catastrophe loss	4.9%	n/a	3.4%	5.7%
Loss ratio	40.8%	n/a	28.1%	48.1%

Three months ended June 30, 2019
Written premiums	$44,821,279	$111	$(8,199,887)	$36,621,503
Change in unearned premiums	(5,828,149)	7	407,918	(5,420,224)
Earned premiums	$38,993,130	$118	$(7,791,969)	$31,201,279

Loss and loss adjustment expenses exluding
the effect of catastrophes	$19,520,797	$921	$(3,286,770)	$16,234,948
Catastrophe loss	1,636,384	-	(199,024)	1,437,360
Loss and loss adjustment expenses	$21,157,181	$921	$(3,485,794)	$17,672,308

Loss ratio excluding the effect of catastrophes	50.1%	780.5%	42.2%	52.0%
Catastrophe loss	4.1%	0.0%	2.6%	4.6%
Loss ratio	54.3%	780.5%	44.7%	56.6%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net premiums earned	$26,636,856	$31,201,279	$53,578,306	$60,797,168
Ceding commission revenue	3,480,214	675,695	7,311,313	1,953,378
Other income	261,145	336,854	506,119	651,592

Loss and loss adjustment expenses (1)	12,813,631	17,672,308	29,199,452	46,806,532

Acquistion costs and other underwriting expenses:
Commission expense	7,850,607	7,299,173	15,749,798	14,152,589
Other underwriting expenses	6,325,472	5,416,449	13,087,264	11,552,440
Total acquistion costs and other
underwriting expenses	14,176,079	12,715,622	28,837,062	25,705,029

Underwriting income (loss)	$3,388,505	$1,825,898	$3,359,224	$(9,109,423)

Key Measures:
Net loss ratio excluding the effect of catastrophes	42.4%	52.0%	51.3%	66.3%
Effect of catastrophe loss on net loss ratio (1)	5.7%	4.6%	3.2%	10.7%
Net loss ratio	48.1%	56.6%	54.5%	77.0%

Net underwriting expense ratio excluding the
effect of catastrophes	39.2%	37.5%	39.2%	38.0%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	39.2%	37.5%	39.2%	38.0%

Net combined ratio excluding the effect
of catastrophes	81.6%	89.5%	90.5%	104.3%
Effect of catastrophe loss on net combined
ratio (1) (2)	5.7%	4.6%	3.2%	10.7%
Net combined ratio	87.3%	94.1%	93.7%	115.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,176,079	$12,715,622	$28,837,062	$25,705,029
Less: Ceding commission revenue (2)	(3,480,214)	(675,695)	(7,311,313)	(1,953,378)
Less: Other income	(261,145)	(336,854)	(506,119)	(651,592)
	$10,434,720	$11,703,073	$21,019,630	$23,100,059

Net earned premium	$26,636,856	$31,201,279	$53,578,306	$60,797,168

Net Underwriting Expense Ratio	39.2%	37.5%	39.2%	38.0%

(1) For the three months ended June 30, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $1,511,656 and $1,437,360, respectively. For the six months ended June 30, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $1,710,116 and $6,500,556, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of June 30, 2020 and December 31, 2019:

	June 30, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,032,168	$54,542	$-	$-	$3,086,710	1.9%

Political subdivisions of States,
Territories and Possessions	8,577,207	423,179	-	-	9,000,386	5.4%

Corporate and other bonds
Industrial and miscellaneous	121,977,355	10,145,949	(117,056)	-	132,006,248	79.8%

Residential mortgage and other
asset backed securities (1)	21,639,537	256,784	(180,701)	(342,476)	21,373,144	12.9%
Total	$155,226,267	$10,880,454	$(297,757)	$(342,476)	$165,466,488	100.0%

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2020, the estimated fair value of the eligible investments was approximately $6,993,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2020, there was no outstanding balance on the FHLBNY credit line.

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

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$9,023,896	$88,910	$(464,826)	$8,647,980	38.1%
Common stocks, mutual funds,
and exchange traded funds	15,540,180	533,364	(2,015,815)	14,057,729	61.9%
Total	$24,564,076	$622,274	$(2,480,641)	$22,705,709	100.0%

	December 31, 2019
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887	35.3%
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495	64.7%
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross unrealized gains on, our other investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$542,939	$2,542,320	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$542,939	$2,542,320	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,572	$162,616	$-	$-	$892,188	10.7%

Political subdivisions of States,
Territories and Possessions	998,527	59,493	-	-	1,058,020	12.7%

Corporate and other bonds
Industrial and miscellaneous	6,142,275	280,297	(50,324)	-	6,372,248	76.6%

Total	$7,870,374	$502,406	$(50,324)	$-	$8,322,456	100.0%

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	21.3%

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	53.3%

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2020 and December 31, 2019 is shown below:

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,000	$495,630	$500,000	$499,165
One to five years	2,099,913	2,264,353	2,099,268	2,215,640
Five to ten years	1,994,445	2,184,944	620,134	655,923
More than 10 years	3,276,016	3,377,529	606,550	754,039
Total	$7,870,374	$8,322,456	$3,825,952	$4,124,767

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2020 and December 31, 2019 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2020		December 31, 2019
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$3,086,710	1.9%	$7,061,100	4.2%

Corporate and municipal bonds
AAA	1,495,753	0.9%	1,996,676	1.2%
AA	6,937,577	4.2%	8,809,480	5.2%
A	27,641,146	16.7%	34,636,236	20.6%
BBB	100,128,865	60.5%	89,501,460	53.2%
BB	1,411,305	0.9%	-	0.0%
Total corporate and municipal bonds	137,614,646	83.2%	134,943,852	80.2%

Residential mortgage backed securities
AAA	2,895,529	1.7%	2,976,306	1.8%
AA	17,433,461	10.5%	18,440,382	10.9%
A	2,402,420	1.5%	2,471,761	1.5%
CCC	830,309	0.5%	1,174,273	0.7%
CC	61,709	0.0%	86,461	0.1%
C	17,230	0.0%	17,813	0.0%
D	378,628	0.2%	215,015	0.1%
Non rated	745,846	0.5%	849,218	0.5%
Total residential mortgage backed securities	24,765,132	14.9%	26,231,229	15.6%

Total	$165,466,488	100.0%	$168,236,181	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2020 and December 31, 2019:

Category	June 30, 2020	December 31, 2019
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.66%	2.18%

Political subdivisions of States,
Territories and Possessions	3.14%	3.26%

Corporate and other bonds
Industrial and miscellaneous	3.49%	3.73%

Residential mortgage backed securities	2.29%	2.01%

Total	3.30%	3.37%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted average effective maturity	5.7	4.8

Weighted average final maturity	6.9	6.3

Effective duration	4.2	4.3

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2020 and December 31, 2019, 83% and 80%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	4,839,822	(117,056)	5	-	-	-	4,839,822	(117,056)

Residential mortgage and other
asset backed securities	7,060,988	(180,701)	9	10,639,265	(342,476)	16	17,700,253	(523,177)

Total fixed-maturity
securities	$11,900,810	$(297,757)	14	$10,639,265	$(342,476)	16	$22,540,075	$(640,233)

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 30 securities at June 30, 2020 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 39 securities at December 31, 2019 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the six months ended June 30, 2020, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions.  For the six months ended June 30, 2020, KICO paid dividends of $3,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements - Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2020, and are due and payable within 90 days of borrowing. The maximum allowable advance as of June 30, 2020, based on the net admitted assets as of March 31, 2020, was approximately $11,339,000. Advances are limited to 85% of the amount of available collateral, which was approximately $5,944,000 as of June 30, 2020. There were no borrowings under this facility during the six months ended June 30, 2020.

As of June 30, 2020, invested assets and cash in our holding company totaled approximately $1,700,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2020	2019

Cash flows provided by (used in):
Operating activities	$(9,981,438)	$10,800,684
Investing activities	(226,785)	(10,790,645)
Financing activities	(2,029,530)	(2,252,637)
Net decrease in cash and cash equivalents	(12,237,753)	(2,242,598)
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$20,153,732	$18,895,805

Net cash used in operating activities was $9,981,000 in Six Months 2020 as compared to $10,801,000 provided by operating activities in Six Months 2019. The $20,782,000 decrease in cash flows provided by operating activities in Six Months 2020 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities, partially offset by an increase in net income (adjusted for non-cash items) of $14,383,000.  The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and changes in quota share ceding rates which are described above.

Net cash used by investing activities was $227,000 in Six Months 2020 compared to $10,791,000 used in investing activities in Six Months 2019. The $10,564,000 decrease in net cash used in investing activities was the result of a $17,762,000 increase in disposal of invested assets, partially offset by a $8,450,000 increase in acquisitions of invested assets in Six Months 2020.

Net cash used in financing activities was $2,030,000 in Six Months 2020 compared to $2,253,000 used in Six Months 2019. The $223,000 decrease in net cash used in financing activities was attributable to a $1,049,000 reduction in dividends paid, partially offset by $802,000 purchases of treasury stock in Six Months 2020 compared to Six Months 2019.

Reinsurance

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

Our quota share reinsurance treaties in effect during Six Months 2020 and Six Months 2019 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2019/2020 Treaty and under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Three Months 2019 and Six Months 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

Effective July 1, 2019, our 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2020.  Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	December 31, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
	January 1, 2021	July 1, 2020	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to	to	to
Line of Business	June 30, 2021	December 31, 2020	June 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses	NA (7)	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	NA (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date		December 31,2020	December 31, 2020		June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	8,000,000	8,000,000	9,000,000	9,000,000	9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total reinsurance coverage
per occurrence (7)	8,000,000	8,250,000	9,250,000	9,000,000	9,100,000
Losses per occurrence subject
to reinsurance coverage	8,000,000	9,000,000	10,000,000	10,000,000	10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	NA (7)	7,500,000	7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	10,000,000	8,125,000	5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	475,000,000	475,000,000	602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.

(2)

Plus losses in excess of catastrophe coverage. Effective July 1, 2020, no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note 7 below).

(3)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(4)	Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(5)	Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(6)	Effective July 1, 2020, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(7)	Quota share expires December 31, 2020; reinsurance coverage from January 1, 2021 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	June 30, 2021	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	100%	100%
Risk retained	$300,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020	June 30, 2019

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None
Percent ceded - first $1,000,000 of coverage			90%
Percent ceded - excess of $1,000,000 of coverage			100%
Risk retained			$100,000
Total reinsurance coverage per occurrence			$4,900,000
Losses per occurrence subject to quota share reinsurance coverage			$5,000,000
Expiration date			June 30, 2019

Our catastrophe reinsurance treaty expired on June 30, 2020. Our growth in personal lines premiums and the increasing coastal exposure in Expansion states has increased our risks for catastrophes. Our catastrophe rates increased effective July 1, 2020 to reflect our increased risk and size of our personal lines business as well as increases in the reinsurance market related to COVID-19 exposure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results through June 30, 2020 is not indicative of its impact on our results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A- “Risk Factors” in this Quarterly Report.

Our net premiums earned may be impacted by a number of factors.  Net premiums earned are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions.  As a result of COVID-19, economic conditions in the United States have rapidly deteriorated. The decreased levels of economic activity will negatively impact premium volumes generated by new business. We began to experience this impact in March 2020 and it became more significant in the second quarter of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.   We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return.  This action has lead, and will continue to lead, to a slowdown in premium growth, particularly in new business.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness

During the quarter ended September 30, 2019 we identified and disclosed material weakness in our internal control over financial reporting relating to ineffective operation of controls related to the establishment and ongoing monitoring of case reserves for losses and loss adjustment expenses. Case reserve estimates are subject to individual judgment, and provide the primary information used as the basis for setting overall reserve levels including a provision for IBNR reserves.  In order to remediate the material weakness identified as of September 30, 2019, we made the following changes outlined directly below, which include changes and/or enhancements to our internal controls over financial reporting within our claims cycle and they are as follows:

•	Engaged external resources to perform a comprehensive review of our claims operations surrounding the establishment and monitoring of liability case reserves;

•	Hired a new Chief Claims Officer whose role includes a review of the entire population of case reserves to the policy level to ensure proper valuation, existence, and completeness;

•	Increased the number, experience level and skill of the personnel involved in our claims function through hiring and improved training;

•	Performed a thorough review of existing policies and procedures in place to facilitate the development and documentation of controls over financial reporting regarding liability case reserves.This review led to the addition of multiple controls including a quality assurance process as well as enhanced documentation of our existing controls in place;

•	Added new and enhanced existing controls within our claims transaction cycle.

•	Enhanced testing procedures performed by our outsourced internal audit to ensure adequate design and operating effectiveness of new and existing internal controls;

We believe that these actions, which are all incorporated in the process of estimating the liability for case reserves for losses and loss adjustment expenses, were sufficient to remediate the material weakness as of June 30, 2020.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff seeks to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleges violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleges that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages.   The Company, after consulting legal counsel, believes the lawsuit to be without merit. On August 10, 2020, the court granted the Company’s motion to dismiss the amended complaint in the suit. The court has permitted plaintiff to amend the complaint to attempt to cure the deficiencies identified by the court in its opinion (to the extent plaintiff has a good faith basis to do so). The amended complaint, if any, would need to be filed by September 11, 2020.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A- “Risk Factors” and Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report filed with the SEC, and Part I, Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2019 Annual Report.

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

Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and it became more significant in the second quarter of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.

Investments. The disruption in the financial markets related to COVID-19 has contributed to net investment losses, primarily due to the impact of changes in fair value on our equity investments and in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes mortgage-backed securities which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further disruptions in global financial markets could adversely impact our net investment income in future periods.

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

Reinsurance Risks. We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to remain within a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Participation in reinsurance arrangements does not relieve us from our obligations to policyholders. Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control, including the effect of COVID-19 on the reinsurance market, have impacted and may continue to impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or seek other alternatives.

Recent decline in the financial strength rating assigned to our insurance subsidiary by A.M. Best will impact our revenues and earnings.

Financial strength ratings are an important factor influencing the competitive position of insurance companies. The objective of the rating agencies’ rating systems is to provide an opinion as to an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. The ratings of Kingstone Insurance Company (“KICO”), our insurance subsidiary, reflect the rating agencies’ opinion as to its financial strength and are not evaluations directed to investors in our securities, nor are they recommendations to buy, sell or hold our securities.

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies.  Our ability to write business, particularly commercial liability lines, is influenced by our financial strength rating from A.M. Best.  On July 10, 2020, A.M. Best lowered the financial strength rating of KICO from “A-“ (Excellent) to “B++” (Good).  The outlook of A.M. Best’s credit rating is negative. A.M. Best indicated that the ratings downgrade of KICO reflects its balance sheet strength, which A.M. Best categorizes as adequate, as well as its strong operating performance, limited business profile and appropriate enterprise risk management.  It stated that the ratings action was driven by a revision in KICO’s catastrophe reinsurance program effective July 1, 2020 which significantly reduces the amount of reinsurance protection previously contemplated and purchased.

Management believes that A.M. Best’s financial strength rating is more significant with regard to commercial liability insurance, as opposed to personal lines business.  Since we have discontinued our commercial lines business, we believe that A.M. Best’s rating action will not result in a material decrease in the amount of business that KICO will be a ble to write. However, the A.M Best ratings downgrade has resulted in a material decrease in the business of our subsidiary, Cosi, a multi-state licensed general agency that had partnered with name-brand carriers which require an A.M. Best “A-“ rating from its partners.

The effects of Tropical Storm Isaias will be material to our results of operations for the third quarter of 2020.

On August 4, 2020, the Northeast, which is the primary location of KICO’s insureds, was struck by Tropical Storm Isaias which caused power outages and significant damage to homes.  We have received more than 1,100 claims relating to the storm.  We are unable to determine the aggregate dollar amount of the claims at this time but the claims will in all likelihood have a material adverse effect upon our 2020 third quarter results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

4/1/20 - 4/30/20	5,000	$4.79	-	-
5/1/20 - 5/31/20	121,236	$4.36	-	-
6/1/20 - 6/30/20	-	-	-	-
Total	126,236	$4.38	-	-

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

KINGSTONE COMPANIES, INC.

Dated: August 11, 2020	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: August 11, 2020	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Financial Officer

