Form 10-Q
period 2020-09-30
KINGSTONE COMPANIES, INC.
filed 2020-11-09
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 10,675,198 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I – FINANCIAL INFORMATION		2

Item 1 –	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2020 (Unaudited) and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2020 (Unaudited) and 2019 (Unaudited)	4-5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (Unaudited) and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4 –	Controls and Procedures	75

PART II – OTHER INFORMATION		77

Item 1 –	Legal Proceedings	77
Item 1A –	Risk Factors	77
Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3 –	Defaults Upon Senior Securities	79
Item 4 –	Mine Safety Disclosures	79
Item 5 –	Other Information	79
Item 6 –	Exhibits	80
Signatures		80

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $7,899,304at September 30, 2020 and $4,124,767at December 31, 2019)	$7,369,608	$3,825,952
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $145,126,859 at September 30, 2020 and $162,202,355 at December 31, 2019)	156,538,589	168,236,181
Equity securities, at fair value (costof 30,300,839 at September 30, 2020 and $22,624,668 at December 31, 2019)	29,623,267	24,661,382
Other investments	2,829,078	2,584,913
Total investments	196,360,542	199,308,428
Cash and cash equivalents	24,388,103	32,391,485
Premiums receivable, net	13,883,708	12,706,411
Reinsurance receivables, net	55,529,408	40,750,538
Deferred policy acquisition costs	19,916,325	20,634,378
Intangible assets	500,000	500,000
Property and equipment, net	7,788,633	7,620,636
Deferred income taxes, net	-	311,052
Other assets	8,992,936	6,979,884
Total assets	$327,359,655	$321,202,812

Liabilities
Loss and loss adjustment expense reserves	$84,979,024	$80,498,611
Unearned premiums	88,167,636	90,383,238
Advance premiums	4,919,256	3,191,512
Reinsurance balances payable	10,062,649	11,714,724
Deferred ceding commission revenue	7,207,142	7,735,398
Accounts payable, accrued expenses and other liabilities	11,134,175	9,986,317
Deferred income taxes, net	1,972,782	-
Long-term debt, net	29,603,566	29,471,431
Total liabilities	238,046,230	232,981,231

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,871,307 shares at September 30, 2020 and 11,824,889 at December 31, 2019; outstanding 10,675,198 shares at September 30, 2020 and 10,797,450 shares at December 31, 2019	118,713	118,248
Capital in excess of par	70,372,799	69,133,918
Accumulated other comprehensive income	9,017,415	4,768,870
Retained earnings	13,318,838	16,913,097
Stockholder equity before treasury stock	92,827,765	90,934,133

Treasury stock, at cost, 1,196,109 shares at September 30, 2020 and 1,027,439 shares at December 31, 2019	(3,514,340)	(2,712,552)
Total stockholders' equity	89,313,425	88,221,581

Total liabilities and stockholders' equity	$327,359,655	$321,202,812

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues
Net premiums earned	$27,521,081	$34,220,010	$81,099,387	$95,017,178
Ceding commission revenue	3,448,774	1,029,582	10,760,087	2,982,960
Net investment income	1,494,086	1,856,553	4,771,936	5,200,034
Net gains (losses) on investments	2,107,876	998,162	(1,638,674)	3,712,180
Other income	250,654	343,391	772,672	998,927
Total revenues	34,822,471	38,447,698	95,765,408	107,911,279

Expenses
Loss and loss adjustment expenses	20,117,975	24,781,318	49,317,427	71,587,850
Commission expense	8,036,298	7,722,825	23,652,765	21,866,420
Other underwriting expenses	6,346,846	6,430,734	19,434,110	17,983,174
Other operating expenses	1,038,453	609,924	3,364,483	2,647,221
Depreciation and amortization	710,181	646,201	2,070,435	1,876,202
Interest expense	456,545	456,545	1,369,635	1,369,635
Total expenses	36,706,298	40,647,547	99,208,855	117,330,502

Loss from operations before income taxes	(1,883,827)	(2,199,849)	(3,443,447)	(9,419,223)
Income tax benefit	(655,971)	(474,687)	(1,379,578)	(1,998,251)
Net loss	(1,227,856)	(1,725,162)	(2,063,869)	(7,420,972)

Other comprehensive income, net of tax
Gross change in unrealized gains on available-for-sale-securities	1,778,478	1,323,626	5,938,600	9,191,817

Reclassification adjustment for (gains) losses
included in net loss	(606,969)	46,841	(560,696)	81,636
Net change in unrealized gains	1,171,509	1,370,467	5,377,904	9,273,453
Income tax expense related to items
of other comprehensive income	(246,017)	(287,798)	(1,129,359)	(1,947,424)
Other comprehensive income, net of tax	925,492	1,082,669	4,248,545	7,326,029

Comprehensive (loss) income	$(302,364)	$(642,493)	$2,184,676	$(94,943)

Earnings (loss) per common share:
Basic	$(0.12)	$(0.16)	$(0.19)	$(0.69)
Diluted	$(0.12)	$(0.16)	$(0.19)	$(0.69)

Weighted average common shares outstanding
Basic	10,673,077	10,779,641	10,737,853	10,769,817
Diluted	10,673,077	10,779,641	10,737,853	10,769,817

Dividends declared and paid per common share	$0.0400	$0.0625	$0.1425	$0.2625

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2020 and 2019

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, July 1, 2019	-	$-	11,802,087	$118,020	$68,373,590	$3,359,047	$18,531,657	1,027,439	$(2,712,552)	87,669,762
Stock-based compensation		-	-	-	407,714	-	-		-	407,714
Vesting of restricted stock awards	-	-	12,050	120	(120)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(3,126)	(30)	(25,408)	-	-	-	-	(25,438)
Dividends		-		-	-	-	(637,927)		-	(637,927)
Net loss		-		-	-	-	(1,725,162)		-	(1,725,162)
Change in unrealized gains on available-for-sale securities, net of tax		-		-	-	1,082,669	-		-	1,082,669
Balance, September 30, 2019	-	$-	11,811,011	$118,110	$68,755,776	$4,441,716	$16,168,568	1,027,439	$(2,712,552)	$86,771,618

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, July 1, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	$89,621,478
Stock-based compensation	-	-	-	-	430,896	-	-	-	-	430,896
Vesting of restricted stock awards	-	-	6,790	69	(69)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(1,737)	(18)	(9,577)	-	-	-	-	(9,595)
Dividends		-		-	-	-	(426,990)		-	(426,990)
Net loss		-		-	-	-	(1,227,856)		-	(1,227,856)
Change in unrealized gains on available- for-sale securities, net of tax		-		-	-	925,492	-		-	925,492
Balance, September 30, 2020	-	$-	11,871,307	$118,713	$70,372,799	$9,017,415	$13,318,838	1,196,109	$(3,514,340)	$89,313,425

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2020 and 2019

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	88,665,642
Stock-based compensation		-		-	1,116,921	-	-		-	1,116,921
Vesting of restricted stock awards	-	-	43,596	434	(434)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(10,733)	(105)	(148,173)	-	-	-	-	(148,278)
Exercise of stock options	-	-	3,000	30	23,522	-	-	-	-	23,552
Dividends		-		-	-	-	(2,827,276)		-	(2,827,276)
Net loss		-		-	-	-	(7,420,972)		-	(7,420,972)
Change in unrealized gains on available- for-sale securities, net of tax		-		-	-	7,326,029	-		-	7,326,029
Balance, September 30, 2019	-	$-	11,811,011	$118,110	$68,755,776	$4,441,716	$16,132,568	1,027,439	$(2,712,552)	$86,735,618

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	$88,221,581
Stock-based compensation		-		-	1,373,283	-	-		-	1,373,283
Vesting of restricted stock awards	-	-	67,686	676	(676)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(21,268)	(211)	(133,726)	-	-	-	-	(133,937)
Acquisition of treasury stock	-	-	-	-	-	-	-	168,670	(801,788)	(801,788)
Dividends		-		-	-	-	(1,530,390)		-	(1,530,390)
Net loss		-		-	-	-	(2,063,869)		-	(2,063,869)
Change in unrealized gains on available- for-sale securities, net of tax		-		-	-	4,248,545	-		-	4,248,545
Balance, September 30, 2020	-	$-	11,871,307	$118,713	$70,372,799	$9,017,415	$13,318,838	1,196,109	$(3,514,340)	$89,313,425

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,

	2020	2019

Cash flows from operating activities:
Net loss	$(2,063,869)	$(7,420,972)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net (gains) losses on sale of investments	(857,650)	54,759
Net unrealized losses (gains) on equity investments	2,740,489	(3,196,260)
Net unrealized gains of other investments	(244,165)	(570,679)
Depreciation and amortization	2,070,435	1,876,202
Bad debts	70,666	-
Amortization of bond premium, net	518,146	283,620
Amortization of discount and issuance costs on long-term debt	132,135	132,135
Stock-based compensation	1,373,283	1,116,921
Deferred income tax expense (benefit)	1,154,475	(2,133,486)
(Increase) decrease in operating assets:
Premiums receivable, net	(1,247,963)	(390,922)
Reinsurance receivables, net	(14,778,870)	(213,334)
Deferred policy acquisition costs	718,053	(2,583,831)
Other assets	(2,010,253)	(882,320)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	4,480,413	21,212,317
Unearned premiums	(2,215,602)	11,036,552
Advance premiums	1,727,744	1,629,862
Reinsurance balances payable	(1,652,075)	(1,123,540)
Deferred ceding commission revenue	(528,256)	(857,805)
Accounts payable, accrued expenses and other liabilities	1,147,858	1,568,746
Net cash flows (used in) provided by operating activities	(9,465,006)	19,537,965

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(4,041,750)	-
Purchase - fixed-maturity securities available-for-sale	(12,447,259)	(15,373,113)
Purchase - equity securities	(15,614,675)	(6,657,676)
Sale and redemption - fixed-maturity securities held-to-maturity	500,000	400,000
Sale or maturity - fixed-maturity securities available-for-sale	29,666,158	9,835,464
Sale - equity securities	8,103,697	2,941,492
Acquisition of property and equipment	(2,238,432)	(3,231,483)
Net cash flows provided by (used in) investing activities	3,927,739	(12,085,316)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	23,552
Withholding taxes paid on vested retricted stock awards	(133,937)	(148,278)
Purchase of treasury stock	(801,788)	-
Dividends paid	(1,530,390)	(2,827,276)
Net cash flows used in financing activities	(2,466,115)	(2,952,002)

(Decrease) increase in cash and cash equivalents	$(8,003,382)	$4,500,647
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$24,388,103	$25,639,050

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$388,000
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 80.6% and 79.9% of KICO’s direct written premiums for the three months and nine months ended September 30, 2020, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting Changes

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the nine months ended September 30, 2020.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,026,477	$42,853	$-	$-	$3,069,330	$42,853

Political subdivisions of States,
Territories and Possessions	5,593,778	322,297	-	-	5,916,075	322,297

Corporate and other bonds
Industrial and miscellaneous	112,504,206	10,698,206	(1,654)	-	123,200,758	10,696,552

Residential mortgage and other
asset backed securities (1)	24,002,398	535,772	(38,491)	(147,253)	24,352,426	350,028
Total	$145,126,859	$11,599,128	$(40,145)	$(147,253)	$156,538,589	$11,411,730

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2020, the estimated fair value of the eligible investments was approximately $6,685,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2020, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2019
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains
Category	Cost	Gains	Months	Months	Value

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	$23,244

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	170,519

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	5,747,466

Residential mortgage and other
asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	26,231,230	92,597
Total	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	$6,033,826

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2020 and December 31, 2019 is shown below:

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$8,879,582	$8,986,248	$11,986,401	$12,025,804
One to five years	46,530,097	49,878,416	49,715,422	51,000,025
Five to ten years	57,021,277	64,194,995	69,850,104	74,410,275
More than 10 years	8,693,505	9,126,504	4,511,795	4,568,847
Residential mortgage and other asset backed securities	24,002,398	24,352,426	26,138,633	26,231,230
Total	$145,126,859	$156,538,589	$162,202,355	$168,236,181

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$14,260,019	$325,070	$(339,125)	$14,245,964
Common stocks, mutual funds, and exchange traded funds	16,040,820	777,813	(1,441,330)	15,377,303
Total	$30,300,839	$1,102,883	$(1,780,455)	$29,623,267

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887
Common stocks, mutual funds, and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382

Other Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$829,697	$2,829,078	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$829,697	$2,829,078	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,583	$162,442	$-	$-	$892,025	$162,442

Political subdivisions of States,
Territories and Possessions	998,480	56,700	-	-	1,055,180	56,700

Corporate and other bonds
Industrial and miscellaneous	5,641,545	334,412	(23,858)	-	5,952,099	310,554

Total	$7,369,608	$553,554	$(23,858)	$-	$7,899,304	$529,696

	December 31, 2019
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	$151,002

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	51,021

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	96,792

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	$298,815

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2020 and December 31, 2019 is shown below:

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$500,000	$499,165
One to five years	2,597,739	2,793,089	2,099,268	2,215,640
Five to ten years	1,499,837	1,710,586	620,134	655,923
More than 10 years	3,272,032	3,395,629	606,550	754,039
Total	$7,369,608	$7,899,304	$3,825,952	$4,124,767

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Income:
Fixed-maturity securities	$1,264,633	$1,499,135	$4,106,404	$4,500,346
Equity securities	290,834	253,594	787,702	666,247
Cash and cash equivalents	1,834	75,253	89,993	288,334
Total	1,557,301	1,827,982	4,984,099	5,454,927
Expenses:
Investment expenses	63,215	(28,571)	212,163	254,893
Net investment income	$1,494,086	$1,856,553	$4,771,936	$5,200,034

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $500,000and $400,000 for the nine months ended September 30, 2020 and 2019, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $29,666,158 and $9,835,464 for the nine months ended September 30, 2020 and 2019, respectively.

Proceeds from the sale of equity securities were $8,103,697 and $2,941,492 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Gains (Losses)	-

Fixed-maturity securities:
Gross realized gains	$714,162	$10	$967,573	$10,954
Gross realized losses	(107,193)	(46,851)	(304,118)	(92,591)
	606,969	(46,841)	560,696	(81,637)

Equity securities:
Gross realized gains	199,439	38,477	644,111	83,737
Gross realized losses	(209,069)	-	(449,916)	(56,859)
	(9,630)	38,477	194,195	26,878

Net realized (losses) gains	597,339	(8,364)	857,650	(54,759)

Unrealized Gains (Losses)

Equity securities:
Gross gains	1,223,779	916,496	-	3,196,260
Gross losses	-	-	(2,740,489)	-
	1,223,779	916,496	(2,740,489)	3,196,260

Other investments:
Gross gains	286,758	90,030	244,165	570,679
Gross losses	-	-	-	-
	286,758	90,030	244,165	570,679

Net unrealized gains (losses)	1,510,537	1,006,526	(2,496,324)	3,766,939

Net gains (losses) on investments	$2,107,876	$998,162	$(1,638,674)	$3,712,180

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

OTTI losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2020 and December 31, 2019, there were 19 and 39 fixed-maturity securities, respectively, that accounted for the gross unrealized loss. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the nine months ended September 30, 2020 and 2019. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2020 as follows:

	September 30, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	522,450	(1,654)	1	-	-	-	522,450	(1,654)

Residential mortgage and other
asset backed securities	4,003,377	(38,491)	6	5,020,026	(147,253)	12	9,023,403	(185,744)

Total fixed-maturity
securities	$4,525,827	$(40,145)	7	$5,020,026	$(147,253)	12	$9,545,853	$(187,398)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,069,330	$-	$-	$3,069,330

Political subdivisions of
States, Territories and
Possessions	-	5,916,075	-	5,916,075

Corporate and other
bonds industrial and
miscellaneous	121,119,461	2,081,297	-	123,200,758

Residential mortgage backed securities	-	24,352,426	-	24,352,426
Total fixed maturities	124,188,791	32,349,798	-	156,538,589
Equity securities	29,623,267	-	-	29,623,267
Total investments	$153,812,058	$32,349,798	$-	$186,161,856

	December 31, 2019
	Level 1	Level 2	Level 3	Total

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

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2020 and December 31, 2019. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2020	December 31, 2019

Other Investments:
Hedge fund	$2,829,078	$2,584,913
Total	$2,829,078	$2,584,913

The investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership’s changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive income (loss) within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of September 30, 2020 and December 31, 2019 not measured at fair value is as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,279,652	$-	$27,279,652

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,313,994	$-	$27,313,994

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$7,369,608	$7,899,304	$3,825,952	$4,124,767
Cash and cash equivalents	$24,388,103	$24,388,103	$32,391,485	$32,391,485
Premiums receivable, net	$13,883,708	$13,883,708	$12,706,411	$12,706,411
Reinsurance receivables, net	$55,529,408	$55,529,408	$40,750,538	$40,750,538
Real estate, net of accumulated depreciation	$2,238,435	$2,705,000	$2,292,743	$2,705,000
Reinsurance balances payable	$10,062,649	$10,062,649	$11,714,724	$11,714,724

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2020
Premiums written	$125,089,571	$-	$(43,813,468)	$81,276,103
Change in unearned premiums	2,215,602	-	(2,392,318)	(176,716)
Premiums earned	$127,305,173	$-	$(46,205,786)	$81,099,387

Nine months ended September 30, 2019
Premiums written	$128,333,117	$938	$(20,914,074)	$107,419,981
Change in unearned premiums	(11,035,993)	(559)	(1,366,251)	(12,402,803)
Premiums earned	$117,297,124	$379	$(22,280,325)	$95,017,178

Three months ended September 30, 2020
Premiums written	$45,742,165	$-	$(15,747,215)	$29,994,950
Change in unearned premiums	(3,161,356)	-	687,487	(2,473,869)
Premiums earned	$42,580,809	$-	$(15,059,728)	$27,521,081

Three months ended September 30, 2019
Premiums written	$46,023,290	$861	$(5,586,278)	$40,437,873
Change in unearned premiums	(4,579,777)	(761)	(1,637,325)	(6,217,863)
Premiums earned	$41,443,513	$100	$(7,223,603)	$34,220,010

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2020 and December 31, 2019 was $4,919,256and $3,191,512, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September, 30
	2020	2019

Balance at beginning of period	$80,498,611	$56,197,106
Less reinsurance recoverables	(15,728,224)	(15,671,247)
Net balance, beginning of period	64,770,387	40,525,859

Incurred related to:
Current year	49,597,154	60,401,821
Prior years	(279,727)	11,186,029
Total incurred	49,317,427	71,587,850

Paid related to:
Current year	29,845,049	31,515,656
Prior years	24,068,492	18,600,946
Total paid	53,913,541	50,116,602

Net balance at end of period	60,174,273	61,997,107
Add reinsurance recoverables	24,804,751	15,412,316
Balance at end of period	$84,979,024	$77,409,423

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $23,826,986and $8,849,440for the nine months ended September 30, 2020 and 2019, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2020 and 2019 was $279,727favorable and $11,186,029unfavorable, respectively. During the nine months ended September 30, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business. This was in response to management’s detailed review of open liability claims that resulted in new assessments of carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2017 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2020, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2020 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2011 to December 31, 2019 is presented as supplementary unaudited information.

All Lines of Business

(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of September 30, 2020
	For the Years Ended December 31,											Cumulative
Accident										Nine months ended September 30,		Number of Reported Claims by Accident
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Year
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$7,603	$7,678	$8,618	$9,440	$9,198	$9,066	$9,144	$9,171	$9,127	$9,128	$-	1,914
2012		9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,015	10,891	19	4,704	(1)
2013			10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,456	33	1,561
2014				14,193	14,260	14,218	14,564	15,023	16,381	16,425	253	2,137
2015					22,340	21,994	22,148	22,491	23,386	22,974	108	2,555
2016						26,062	24,941	24,789	27,887	27,862	507	2,878
2017							31,605	32,169	35,304	36,131	383	3,389
2018								54,455	56,351	58,233	1,986	4,204
2019									75,092	72,772	10,765	4,423
2020										47,313	8,823	4,499
									Total	$312,185

(1)	Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business

(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,									Nine months ended September 30,
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited 2011 - 2019)									(Unaudited)

2011	$3,740	$5,117	$6,228	$7,170	$8,139	$8,540	$8,702	$8,727	$8,789	$8,994
2012		3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,428	10,448
2013			3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,009
2014				5,710	9,429	10,738	11,770	13,819	14,901	15,428
2015					12,295	16,181	18,266	19,984	21,067	22,088
2016						15,364	19,001	21,106	23,974	25,125
2017							16,704	24,820	28,693	30,821
2018								32,383	44,516	49,247
2019									40,933	53,910
2020										28,688
									Total	$254,757

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$57,428
All outstanding liabilities before 2011, net of reinsurance	98
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$57,526

Reported claim counts are measured on an occurrence or per event basis. A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	September 30, 2020
Liabilities for loss and loss adjustment expenses, net of reinsurance	$57,626
Total reinsurance recoverable on unpaid losses	24,805
Unallocated loss adjustment expenses	2,648
Total gross liability for loss and LAE reserves	$85,079

Reinsurance

Through June 30, 2019, the Company’s quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). The Company’s quota share reinsurance treaties in effect during the nine months ended September 30, 2019 for its personal lines business were covered through June 30, 2019 under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the nine months ended September 30, 2019 was covered through June 30, 2019 under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

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

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
Line of Business	January 1, 2021 to June 30, 2021	July 1, 2020 to December 31, 2020	December 15, 2019 to June 30, 2020	July 1, 2019 to December 14, 2019	July 1, 2018 to June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses	NA (7)	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	NA (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date		December 31, 2020	December 31, 2020		June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,250,000	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000	$10,000,000	$10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	NA (7)	$7,500,000	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$8,125,000	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$475,000,000	$475,000,000	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.

(2)

Plus losses in excess of catastrophe coverage. Effective July 1, 2020, no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (7) below).

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months and nine months ended September 30, 2020 are attributable to contracts under the 2019/2020 Treaty. The Loss Ratios for treaties in effect for the nine months ended September 30, 2019 are attributable to contracts under the 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed. There was no current quota share treaty in effect during the three months ended September 30, 2019, and therefore no current contingent commission adjustment was recorded for the three months ended September 30, 2019.

Under the 2019/2020 Treaty and the 2017/2019 Treaty for the 2018/2019 Treaty Year, the Company received an upfront fixed provisional ceding commission rate that is not subject to a sliding scale contingent adjustment. In addition to the treaties that were in effect during the nine months ended September 30, 2020 and 2019, and three months ended September 30, 2019, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Provisional ceding commissions earned	$3,460,768	$1,320,069	$10,621,804	$4,001,294
Contingent ceding commissions earned	(11,994)	(290,487)	138,283	(1,018,334)
	$3,448,774	$1,029,582	$10,760,087	$2,982,960

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2020 and December 31, 2019, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,864,000and $2,886,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate fair value of the investment in dividend bearing common stock was $11,200and $15,180as of September 30, 2020 and December 31, 2019, respectively. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within ninety days of borrowing. The maximum allowable advance as of September 30, 2020 was approximately $11,732,000. Advances are limited to 85% of the amount of available collateral, which was approximately $5,683,000 as of September 30, 2020. There were no borrowings under this facility during the nine months ended September 30, 2020 and 2019.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its5.50% Senior Unsecured Notes dueDecember 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(73,023)	(97,325)
Issuance costs	(323,411)	(431,244)
Long-term debt, net	$29,603,566	$29,471,431

The Notes are unsecured obligations of the Company and are not the obligations of or guaranteed by any of the Company’s subsidiaries. The Notes rank senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the Notes. The Notes rank equally in right of payment to all of the Company’s existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes will be structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. The Company may redeem the Notes, at any time in whole or from time to time in part, at the redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on the applicable redemption date (exclusive of interest accrued to the applicable redemption date) discounted to the redemption date on a semi-annual basis at the Treasury Rate, plus 50 basis points.

The Company has used an aggregate $28,256,335of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds is being used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $1,530,390 and $2,827,276for the nine months ended September 30, 2020 and 2019, respectively. The Company’s Board of Directors approved a quarterly dividend on November 4, 2020 of $.04per share payable in cash on December 15, 2020 to stockholders of record as of November 30, 2020 (see Note 13 - Subsequent Events).

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum shares of Common Stock of the Company that are authorized to be used pursuant to the 2014 Plan to1,400,000.

The results of operations for the three months ended September 30, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $14,000and $20,000, respectively. The results of operations for the nine months ended September 30, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $52,000and $21,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months and nine months ended September 30, 2020. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 17% for the three months and nine months ended September 30, 2019. Such amounts have been included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $2.40per share and $1.91per share, respectively. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Nine months ended
	September 30,
	2020	2019

Dividend Yield	3.14%	2.87%
Volatility	37.69%	36.11%
Risk-Free Interest Rate	1.40%	1.61%
Expected Life	2.75 years	3.25 years

TheBlack-Scholesoptionpricingmodelwasdevelopedforuseinestimatingthefairvalueoftradedoptions,whichhavenovestingrestrictionsandarefullytransferable.Inaddition,option valuationmodels require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2020 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	82,000	$8.61	3.38	$-

Granted	74,523	$7.96	4.34	$-
Exercised	-	$-	-	$-
Forfeited	(36,557)	$8.43	-	$-

Outstanding at September 30, 2020	119,966	$8.26	3.80	$-

Vested and Exercisable at September 30, 2020	50,000	$8.45	1.34	$-

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.89closing price of the Company’s Common Stock on September 30, 2020. No options were exercised during the nine months ended September 30, 2020. The total intrinsic value of options forfeited during the nine months ended September 30, 2020 was $-0-, determined as of the date of forfeiture.

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

As of September 30, 2020, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $78,000. Unamortized compensation cost as of September 30, 2020 is expected to be recognized over a remaining weighted-average vesting period of 1.38 years.

As of September 30, 2020, there were 810,199shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the nine months ended September 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2020	213,929	$16.51	$3,554,174

Granted	209,518	$7.93	$1,661,504
Vested	(91,863)	$14.49	$(1,331,254)
Forfeited	(19,266)	$15.18	$(292,455)

Balance at September 30, 2020	312,318	$10.45	$3,591,969

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2020 and 2019, stock-based compensation for these grants was approximately $416,000and $388,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2020 and 2019, stock-based compensation for these grants was approximately $1,321,000and $1,096,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2020	2019

Deferred tax asset:
Net operating loss carryovers (1)	$55,845	$1,586,247
Claims reserve discount	779,554	839,959
Unearned premium	3,185,331	3,105,344
Deferred ceding commission revenue	1,513,500	1,624,434
Other	491,402	462,019
Total deferred tax assets	6,025,632	7,618,003

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,182,428	4,333,219
Intangible asset	105,000	105,000
Depreciation and amortization	369,570	312,298
Net unrealized gains of securities - available-for-sale	2,581,873	1,796,891
Total deferred tax liabilities	7,998,414	7,306,951

Net deferred income tax (liability) asset	$(1,972,782)	$311,052

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2020	2019	Expiration

Federal only, current year	$-	$1,517,866	(A)

State only (B)	1,864,863	1,616,568	December 31, 2040
Valuation allowance	(1,809,018)	(1,548,187)
State only, net of valuation allowance	55,845	68,381

Total deferred tax asset from net operating loss carryovers	$55,845	$1,586,247

(A)	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. The Company will elect on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

(B)	Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2020 and December 31, 2019 was approximately $28,690,000and $24,901,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2040.

(2)	Deferred tax liability – Investment in KICO

On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319(together “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. A temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The deferred tax liability was reduced to $759,543upon the reduction of federal income tax rates as of December 31, 2017. The Company is required to maintain its deferred tax liability of $759,543related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2020 and 2019. If any had been recognized these would have been reported in income tax expense.

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months ended September 30, 2020, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted average number of shares outstanding	10,673,077	10,779,641	10,737,853	10,769,817

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Restricted stock awards	-	-	-	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,673,077	10,779,641	10,737,853	10,769,817

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

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiff sought to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleged violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events. The lawsuit alleged that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff seeks, among other things, an undetermined amount of money damages. On August 10, 2020, the court granted the Company’s motion to dismiss the amended complaint in the suit. The court permitted plaintiff to amend the complaint to attempt to cure the deficiencies identified by the court in its opinion (to the extent plaintiff had a good faith basis to do so) by September 11, 2020.  Plaintiff failed to replead by the September 11, 2020 deadline.  On September 16, 2020, the court issued an order closing the case.  Plaintiff did not file an appeal, rendering the dismissal final and the Company considers the matter closed.

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Nine months ended
Lease cost	September 30, 2020	September 30, 2020
Operating leases	$61,297	$183,891
Short-term leases	-	-
Total lease cost (1)	$61,297	$183,891

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$62,782	$147,018
Discount rate	5.50%	5.50%
Remaining lease term in years	5 years	5 years

(1)	Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2020:

For the Year
Ending
December 31,	Total
Remainder of 2020	$64,281
2021	264,571
2022	273,831
2023	283,415
2024	140,739
Thereafter	192,916
Total undiscounted lease payments	1,219,753
Less: present value adjustment	188,522
Operating lease liability	$1,031,231

 Rent expense for the three months ended September 30, 2020 and 2019 amounted to $61,297and $41,342, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 totaled $183,891and $124,026, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000and an annual bonus equal to 6% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a long-term compensation (“LTC”) award of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Amended Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Further, pursuant to the Amended Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Amended Employment Agreement), Mr. Goldstein would be entitled to receive his base salary, the 6% bonus and the LTC payment for the remainder of the term. In addition, in the event of Mr. Goldstein’s death, his estate would be entitled to receive his base salary, accrued bonus and accrued LTC payment through the date of death. Further, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to 3.82 times his then annual salary, the target LTC payment of $1,890,000 and his accrued 6% bonus in the event of the termination of his employment within eighteen months following a change of control of the Company.

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431shares of restricted stock, under the terms of the Company’s 2014 Plan determined by dividing $1,250,000by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein will be entitled to receive a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000by the fair market value of the Company’s Common Stock on the date of grant. The January 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein is entitled to receive a grant, under the terms of the 2014 Plan, during each of 2020, 2021 and 2022, of a number of shares of restricted stock determined by dividing $136,500by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191shares of restricted stock pursuant to this provision. This grant will become vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2021 grant will become vested with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will become vested on December 31, 2022 based on the continued provision of services through such date.

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

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher. Pursuant to the Separation Agreement, the Company and KICO shall collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date). In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000in consideration for a release. Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

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

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000and was granted a five year option for the purchase of 50,000shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted will vest in three equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first and second anniversaries following the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden.

COVID-19

The outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which COVID-19 may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of September 30, 2020 and December 31, 2019 amounted to $629,593and $599,274, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the nine months ended September 30, 2020 and 2019.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2020 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On November 4, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on December 15, 2020 to stockholders of record as of the close of business on November 30, 2020 (see Note 8 – Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three and nine months ended September 30, 2020, respectively, 80.6% and 79.9% of KICO’s direct written premiums came from the New York policies.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution Channels” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Net Cosi revenue is eliminated against commission expense and Cosi related expenses are included in other operating expenses. Cosi related expenses are not included in our stand-alone insurance underwriting business and, accordingly, its expenses are not included in the calculation of our combined ratio as described below.

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

Other operating expenses include our corporate expenses as a holding company and operating expenses of Cosi. These corporate expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company. Cosi operating expenses primarily include employment costs and consulting costs.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines are being non-renewed at the end of their current annual terms. For the three months and nine months ended September 30, 2020, these policies represent approximately 0.9% and 3.4%, respectively of net premiums earned and as of September 30, 2020, 36.8% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Three months ended		Three months ended		Nine months ended		Nine months ended
($ in thousands)	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Direct Written Pemiums	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Core Independent	$33,325	76.5%	$32,430	79.2%	$91,752	76.8%	$89,712	82.3%
Expansion Independent (1)	9,001	20.7%	7,188	17.6%	22,343	18.7%	16,681	15.3%
Alternative Distribution
through Cosi	1,256	2.9%	1,317	3.2%	5,313	4.4%	2,560	2.3%
Total	$43,582	100.0%	$40,935	100.0%	$119,408	100.0%	$108,953	100.0%

(1)  Outside of New York

(Percent components may not sum to totals due to rounding)

For the three months ended September 30, 2020 and 2019, Alternative Distribution made up 2.9% and 3.2% of direct written premiums for our homeowners and dwelling fire components of personal lines.  As discussed above, on July 10, 2020, KICO’s A.M. Best Financial Strength Rating was downgraded from A- (Excellent) to B++ (Good). We believe this action will result in a material decrease in the business from Cosi, a multi-state licensed general agent that had partnered with name-brand carriers, some of which require an A.M. Best rating of A- (Excellent) from its partners.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$125,090	$128,333	$(3,243)	(2.5)%
Assumed written premiums	-	1	(1)	na %
	125,090	128,334	(3,244)	(2.5)%
Ceded written premiums
Ceded to quota share treaties	24,562	6,110	$18,452	302.0%
Ceded to excess of loss treaties	1,482	1,219	263	21.6%
Ceded to catastrophe treaties	17,770	13,585	4,185	30.8%
Total ceded written premiums	43,814	20,914	22,900	109.5%

Net written premiums	81,276	107,420	(26,144)	(24.3)%

Change in unearned premiums
Direct and assumed	2,216	(11,037)	13,253	na %
Ceded to quota share treaties	(2,392)	(1,366)	(1,026)	(75.1)%
Change in net unearned premiums	(176)	(12,403)	12,227	98.6%

Premiums earned
Direct and assumed	127,305	117,297	10,008	8.5%
Ceded to reinsurance treaties	(46,206)	(22,280)	(23,926)	(107.4)%
Net premiums earned	81,099	95,017	(13,918)	(14.6)%

Ceding commission revenue	10,760	2,983	7,777	260.7%
Net investment income	4,772	5,200	(428)	(8.2)%
Net (losses) gains on investments	(1,639)	3,712	(5,351)	144.2%
Other income	773	999	(226)	(22.6)%
Total revenues	95,765	107,911	(12,146)	(11.3)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	52,737	72,682	(19,945)	(27.4)%
Losses from catastrophes, tropical storm Isaias (1)(2)	17,358	-	17,358	na %
Losses from catastrophes, all others (1)	3,049	7,755	(4,706)	(60.7)%
Total direct and assumed loss and loss adjustment expenses	73,144	80,437	(7,293)	(9.1)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,794	8,041	5,753	71.5%
Losses from catastrophes, tropical storm Isaias (1)(2)	9,233	-	9,233	na %
Losses from catastrophes, all others (1)	800	808	(8)	(1.0)
Total ceded loss and loss adjustment expenses	23,827	8,849	14,978	169.3%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	38,943	64,641	(25,698)	(39.8)%
Losses from catastrophes, tropical storm Isaias (1)(2)	8,125	-	8,125	na %
Losses from catastrophes, all others (1)	2,249	6,947	(4,698)	(67.6)%
Net loss and loss adjustment expenses	49,317	71,588	(22,271)	(31.1)%

Commission expense	23,653	21,866	1,787	8.2%
Other underwriting expenses	19,434	17,983	1,451	8.1%
Other operating expenses	3,364	2,647	717	27.1%
Depreciation and amortization	2,070	1,876	194	10.3%
Interest expense	1,370	1,370	-	-%
Total expenses	99,209	117,330	(18,122)	(15.4)%

Loss before taxes	(3,443)	(9,419)	5,976	63.4%
Income tax benefit	(1,379)	(1,998)	619	31.0%
Net loss	$(2,064)	$(7,421)	$5,357	72.2%

(1)	The nine months ended September 30, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

(2)	The nine months ended September 30, 2020 includes catastrophe losses from tropical storm Isaias, which has been designated PCS Storm 2044.

	Nine months ended September 30,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	60.8%	75.3%	(14.5)	(19.3)%
Net underwriting expense ratio	38.9%	37.8%	1.1	2.9%
Net combined ratio	99.7%	113.1%	(13.4)	(11.8)%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2020 (“Nine Months 2020”) were $125,090,000 compared to $128,333,000 during the nine months ended September 30, 2019 (“Nine Months 2019”). The decrease of $3,243,000, or 2.5%, was primarily due to the decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business for Nine Months 2020 were $119,598,000, an increase of $10,455,000, or 9.6%, from $109,143,000 in Nine Months 2019.

            Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $24,293,000 in Nine Months 2020, an increase of $7,393,000, or 43.7%. compared to $16,900,000 in Nine Months 2019

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). Our personal lines quota share reinsurance treaty in effect for Nine Months 2019 was covered through June 30, 2019 (together with the run-off period) under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Nine Months 2019 was covered through June 30, 2019 (together with the run-off period) under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Nine Months 2020 and Nine Months 2019 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

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

Net written premiums decreased $26,144,000, or 24.39%, to $81,276,000 in Nine Months 2020 from $107,420,000 in Nine Months 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in net written premiums in Nine Months 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty. In Nine Months 2020, our premiums ceded under quota share treaties increased by $18,452,000 over the comparable ceded premiums in Nine Months 2019. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2020, our ceded excess of loss reinsurance premiums increased by $263,000 over the comparable ceded premiums for Nine Months 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Nine Months 2020, our premiums ceded under catastrophe treaties increased by $4,185,000 over the comparable ceded premiums in Nine Months 2019. The change was due to an increase in our catastrophe limit purchased, an increase in premiums subject to catastrophe reinsurance due to continued growth of our personal lines business, and an increase in reinsurance rates effective July 1, 2019. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums will be paid based on the total insured value of our risks calculated as of August 31, 2021.

Net premiums earned

Net premiums earned decreased $13,918,000, or 14.6%, to $81,099,000 in Nine Months 2020 from $95,017,000 in Nine Months 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$10,622	$4,001	$6,621	165.5%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	138	(1,018)	1,156	n/a
Effect of catastrophes on ceding commissions earned	-	-	-	n/a
Contingent ceding commissions earned	138	(1,018)	1,156	n/a

Total ceding commission revenue	$10,760	$2,983	$7,777	260.7%

Ceding commission revenue was $10,760,000 in Nine Months 2020 compared to $2,983,000 in Nine Months 2019. The increase of $7,777,000, or 260.7%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $6,621,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect in Nine Months 2019. There was an increase in ceded premiums in Nine Months 2020 available from which to earn ceding commissions compared to Nine Months 2019 due to the changes in quota share ceding rates, the elimination of the 10% quota share treaty on effective July 1, 2019, and an increase in personal lines direct written premiums subject to the quota share.

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

Net Investment Income

Net investment income was $4,772,000 in Nine Months 2020 compared to $5,200,000 in Nine Months 2019, a decrease of $428,000, or 8.2%. The average yield on invested assets was 3.51% as of September 30, 2020 compared to 3.62% as of September 30, 2019.

Cash and invested assets were $220,749,000 as of September 30, 2020 compared to $221,610,000 as of September 30, 2019. The $861,000 decrease in cash and invested assets was primarily attributable to premiums ceded, net of ceding commissions, at the inception of the 2019/2020 Treaty, partially offset by an increase in operating cash flows for the periods after September 30, 2019.

Net Gains and Losses on Investments

Net losses on investments were $1,639,000 in Nine Months 2020 compared to a net gain of $3,712,000 in Nine Months 2019. Unrealized losses on our equity securities and other investments in Nine Months 2020 were $2,394,000, compared to unrealized gains of $3,767,000 in Nine Months 2019.  Realized gains on sales of investments were $275,000 in Nine Months 2020 compared to realized losses of $55,000 in Nine Months 2019. Unrealized losses in Nine Months 2020 were due to the market fluctuations related to the Covid-19 pandemic.

Other Income

Other income was $773,000 in Nine Months 2020 compared to $999,000 in Nine Months 2019. The decrease of $226,000, or 22.6%, was primarily due to a reduction in fees from our commercial lines business as a result of our decision in July 2019 to no longer write this line of business.

Net Loss and LAE

Net loss and LAE was $49,317,000 in Nine Months 2020 compared to $71,588,000 in Nine Months 2019. The net loss ratio was 60.8% in Nine Months 2020 compared to 75.3% in Nine Months 2019, an improvement of 14.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Nine Months 2020, the loss ratio improved 14.5 points, from 75.3% in Nine Months 2019 to 60.8% in Nine Months 2020.  The loss ratio improved due to several factors, including a reduced impact from prior year loss development and an improvement in the core loss ratio driven by reductions in claim frequency affecting both personal lines and livery physical damage.  These improvements have offset a higher impact from catastrophe losses in the Nine Months 2020 compared to the prior period, which is mostly related to the impact of Tropical Storm Isaias on August 4, 2020.

Prior year development has been slightly favorable for the Nine Months 2020, with 0.3 points of favorable impact on the overall loss ratio. The favorable loss development for the Nine Months 2020 compares to 11.7 points of unfavorable impact in the Nine Months 2019, which was primarily related to adverse loss development from commercial lines business, now in runoff. The impact of prior year development was 12.0 points more favorable in Nine Months 2020 compared to the prior year period.

The impact of catastrophe losses was greater in Nine Months 2020 when compared to the prior period.  In the Nine Months 2020 there was a smaller impact from winter catastrophes events than in 2019; however the impact of Tropical Storm Isaias more than offset the favorable variance from winter catastrophe events.  Tropical Storm Isaias resulted in net losses of $8,125,000, or 10.0 points on the 2020 loss ratio, through Nine Months 2020. Ten catastrophe events through Nine Months 2020 had a 12.8 point impact on the loss ratio, as compared to seven catastrophe events with a 7.3 point impact on the loss ratio through Nine Months 2019, or an increase in the impact from catastrophe events of 5.5 points compared to the prior period.

The underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was 48.4% for the Nine Months 2020, a decrease of 7.9 points from the 56.3% underlying loss ratio recorded for Nine Months 2019.  The improvement was primarily due to reduced core claim frequency in personal lines and reduced claim frequency in the livery physical damage line. Excluding commercial lines, the underlying loss ratio improved 5.4 points, from 52.5% for Nine Months 2019 to 47.1% for the Nine Months 2020.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $23,653,000 in Nine Months 2020 or 18.6% of direct earned premiums. Commission expense was $21,866,000 in Nine Months 2019 or 18.6% of direct earned premiums. The increase of $1,787,000 is primarily due to the increase in direct earned premiums for Nine Months 2020 as compared to Nine Months 2019.

Other Underwriting Expenses

Other underwriting expenses were $19,434,000 in Nine Months 2020 compared to $17,983,000 in Nine Months 2019. The increase of $1,451,000, or 8.1%, was primarily due to expenses related to growth in personal lines direct written premiums and salaries. Expenses directly related to the increase in personal lines direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in personal lines direct written premiums primarily consist of salaries along with related other employment costs.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $8,177,000 in Nine Months 2020 compared to $7,637,000 in Nine Months 2019. The increase of $540,000, or 7.1%, was less than the 9.6% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management and separation payments to terminated employees, offset by staff reductions.

Our net underwriting expense ratio in Nine Months 2020 was 38.9% compared to 37.8% in Nine Months 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	10.1%	8.0%	2.1
Underwriting fees (inspections/data services)	2.8	2.4	0.4
IT expenses	2.6	1.6	1.0
Other expenses	8.4	6.9	1.5
Total other underwriting expenses	23.9	18.9	5.0

Ceding commission revenue
Provisional	(13.1)	(4.2)	(8.9)
Contingent	(0.2)	1.1	(1.3)
Total ceding commission revenue	(13.3)	(3.1)	(10.2)

Other income	(0.9)	(1.0)	0.1
Commission expense	29.2	23.0	6.2

Net underwriting expense ratio	38.9%	37.8%	1.1

The overall 10.2 percentage point increase in the benefit from provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an increase in provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of 2019/2020 Treaty on December 15, 2019, resulting in an overall 1.1 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $3,364,000 for Nine Months 2020 compared to $2,647,000 for Nine Months 2019. The increase in Nine Months 2020 of $717,000, or 27.1%, as compared to Nine Months 2019 was primarily due to increases in equity compensation and executive bonus compensation. The increase in equity compensation was due to an annual restricted stock award pursuant to the employment agreement with Barry B. Goldstein, our Chief Executive Officer. In Nine Months 2019, executive bonus compensation was accrued pursuant to the employment agreement effective January 1, 2017 with Mr. Goldstein.  The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of September 30, 2019 the three-year computation did not meet the required terms of profitability, resulting in the reversal of $698,000 previously accrued. There was no accrual for bonus in Nine Months 2020.

Depreciation and Amortization

Depreciation and amortization was $2,070,000 in Nine Months 2020 compared to $1,876,000 in Nine Months 2019. The increase of $194,000, or 10.3%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense was $1,370,000 for both Nine Months 2020 and Nine Months 2019. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Nine Months 2020 was $1,379,000, which resulted in an effective tax benefit rate of 40.1%. Income tax benefit in Nine Months 2019 was $1,998,000, which resulted in an effective tax benefit rate of 21.2%. Loss before taxes was $3,443,000 in Nine Months 2020 compared to loss before taxes of $9,419,000 in Nine Months 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We elected on our 2019 federal income tax return to carry back the 2019 NOL of $7,222,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

Net Loss

Net loss was $2,064,000 in Nine Months 2020 compared to net loss of $7,421,000 in Nine Months 2019. The decrease in net loss of $5,357,000 was due to the circumstances described above, which caused the decrease in our net loss ratio, increase in ceding commission revenue and other income, partially offset by the decrease in our net premiums earned, and increases in net losses on investments, other underwriting and operating expenses, and depreciation and amortization.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$45,743	$46,023	$(280)	(0.6)%
Assumed written premiums	-	1	(1)	n/a %
	45,743	46,024	(281)	(0.6)%
Ceded written premiums
Ceded to quota share treaties	8,962	147	8,815	5,996.6%
Ceded to excess of loss treaties	535	386	149	38.6%
Ceded to catastrophe treaties	6,251	5,053	1,198	23.7%
Total ceded written premiums	15,748	5,586	10,162	181.9%

Net written premiums	29,995	40,438	(10,443)	(25.8)%

Change in unearned premiums
Direct and assumed	(3,161)	(4,581)	1,420	31.0%
Ceded to quota share treaties	688	(1,637)	2,325	n/a %
Change in net unearned premiums	(2,473)	(6,218)	3,745	60.2%

Premiums earned
Direct and assumed	42,581	41,443	1,138	2.7%
Ceded to reinsurance treaties	(15,060)	(7,223)	(7,837)	(108.5)%
Net premiums earned	27,521	34,220	(6,699)	(19.6)%

Ceding commission revenue	3,449	1,030	2,419	234.9%
Net investment income	1,494	1,857	(363)	(19.5)%
Net gains on investments	2,107	998	1,109	111.1%
Other income	251	343	(92)	(26.8)%
Total revenues	34,822	38,448	(3,626)	(9.4)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	15,656	26,518	(10,862)	(41.0)%
Losses from catastrophes, tropical storm Isaias (1)(2)	17,358	-	17,358	n/a %
Losses from catastrophes, all others (1)	711	491	220	44.8%
Total direct and assumed loss and loss adjustment expenses	33,725	27,009	6,716	24.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,202	2,182	2,020	92.6%
Losses from catastrophes, tropical storm Isaias (1)(2)	9,233	-	9,233	n/a %
Losses from catastrophes, all others (1)	172	45	127	282.2%
Total ceded loss and loss adjustment expenses	13,607	2,227	11,380	511.0%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	11,454	24,335	(12,881)	(52.9)%
Losses from catastrophes, tropical storm Isaias (1)(2)	8,125	-	8,125	n/a %
Losses from catastrophes, all others (1)	539	446	93	20.9%
Net loss and loss adjustment expenses	20,118	24,781	(4,663)	(18.8)%

Commission expense	8,036	7,723	313	4.1%
Other underwriting expenses	6,347	6,431	(84)	(1.3)%
Other operating expenses	1,038	610	428	70.2%
Depreciation and amortization	710	646	64	9.9%
Interest expense	457	457	-	-%
Total expenses	36,706	40,648	(3,942)	(9.7)%

Loss before taxes	(1,884)	(2,200)	316	14.4%
Income tax benefit	(655)	(475)	(180)	(37.9)%
Net loss	$(1,229)	$(1,725)	$496	28.8%

(1)	The three months ended September 30, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.
(2)	The three months ended September 30, 2020 includes catastrophe losses from tropical storm Isaias, which has been designated PCS Storm 2044.

	Three months ended September 30,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	73.1%	72.4%	0.7	1.0%
Net underwriting expense ratio	38.8%	37.4%	1.4	3.7%
Net combined ratio	111.9%	109.8%	2.1	1.9%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2020 (“Three Months 2020”) were $45,743,000 compared to $46,023,000 during the three months ended September 30, 2019 (“Three Months 2019”). The decrease of $280,000, or 0.6%, was primarily due to the decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business for Three Months 2020 were $43,641,000, an increase of $2,644,000, or 6.4%, from $40,996,000 in Three Months 2019.

            Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $9,197,000 in Three Months 2020 compared to $7,371,000 in Three Months 2019.

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”). Our personal lines quota share run-off reinsurance treaty in effect for Three Months 2019 was covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The run-off treaty in effect during Three Months 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Three Months 2020 and Three Months 2019 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

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

Net written premiums decreased $10,443,000, or 25.8%, to $29,995,000 in Three Months 2020 from $40,438,000 in Three Months 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in net written premiums in Three Months 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty. In Three Months 2020, our premiums ceded under quota share treaties increased by $8,815,000 over the comparable ceded premiums in Three Months 2019. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force will continue to be ceded under the 10% quota share rate until such policies expire (run-off) over the next year. The 2019 Run-off period is from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2020, our ceded excess of loss reinsurance premiums increased by $149,000 over the comparable ceded premiums for Three Months 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2020, our premiums ceded under catastrophe treaties increased by $1,198,000 over the comparable ceded premiums in Three Months 2019. The change was due to an increase in reinsurance rates effective July 1, 2019, offset by a decrease in our catastrophe limit purchased Through June 30, 2020, our ceded catastrophe premiums are paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums will be paid based on the total insured value of our risks calculated as of August 31, 2021.

Net premiums earned

Net premiums earned decreased $6,699,000, or 19.6%, to $27,521,000 in Three Months 2020 from $34,220,000 in Three Months 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$3,461	$1,320	$2,141	162.2%

Contingent ceding commissions earned
Contingent ceding commissions earned excluding
the effect of catastrophes	(12)	(290)	278	n/a
Effect of catastrophes on ceding commissions earned	-	-	-	n/a
Contingent ceding commissions earned	(12)	(290)	278	n/a%

Total ceding commission revenue	$3,449	$1,030	$2,419	234.9%

Ceding commission revenue was $3,449,000 in Three Months 2020 compared to $1,030,000 in Three Months 2019. The increase of $2,419,000, or 234.9%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $2,141,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect in Three Months 2019. There was an increase in ceded premiums in Three Months 2020 available from which to earn ceding commissions compared to Three Months 2019 due to the changes in quota share ceding rates, the elimination of the 10% quota share treaty effective July 1, 2019, and an increase in personal lines direct written premiums subject to the quota share.

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

Net Investment Income

Net investment income was $1,494,000 in Three Months 2020 compared to $1,856,000 in Three Months 2019, a decrease of $362,000, or 19.5%. The average yield on invested assets was 3.51% as of September 30, 2020 compared to 3.62% as of September 30, 2019.

Cash and invested assets were $220,749,000 as of September 30, 2020 compared to $221,610,000 as of September 30, 2019. The $861,000 decrease in cash and invested assets was primarily attributable to premiums ceded, net of ceding commissions, at the inception of the 2019/2020 Treaty, partially offset by an increase in operating cash flows for the periods after September 30, 2019.

Net Gains and Losses on Investments

Net gains on investments were $2,107,000 in Three Months 2020 compared to $998,000 in Three Months 2019. Unrealized gains on our equity securities and other investments in Three Months 2020 were $1,501,000, compared to unrealized gains of $1,006,000 in Three Months 2019. Realized gains on sales of investments were $597,000 in Three Months 2020 compared to loss of $8,000 in Three Months 2019.

Other Income

Other income was $251,000 in Three Months 2020 compared to $343,000 in Three Months 2019. The decrease of $92,000, or 44.0%, was primarily due to a reduction of fees in our commercial lines business as a result of our decision in July 2019 to no longer underwrite this line of business.

Net Loss and LAE

Net loss and LAE was $20,118,000 in Three Months 2020 compared to $24,781,000 in Three Months 2019. The net loss ratio was 75.1% in Three Months 2020 compared to 72.4% in Three Months 2019, an increase of 0.7 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2020, the loss ratio increased 0.7 points, from 72.4% in Three Months 2019 to 73.1% in Three Months 2020.  The loss ratio increased due to the impact of catastrophe events, primarily related to Tropical Storm Isaias on August 4, 2020.  Partially offsetting the increased catastrophe losses, there was a large reduction in the impact of prior year loss development compared the same period in the prior year.

The impact of catastrophe losses was significant in Three Months 2020 when compared to Three Months 2019.  In the Three Months 2020, Tropical Storm Isaias resulted in over 1,700 reported claims and direct losses exceeded our catastrophe reinsurance retention of $10 million.  After quota share reinsurance, the net impact of Isaias is $8.125M, or a 29.5 point impact on the quarterly loss ratio.  There were several smaller catastrophe events during the quarter, and in total the impact of catastrophe events on the loss ratio was 31.5 points for the quarter.  This compares to a 1.3 point impact from catastrophe events in Three Months 2019, or an increase in the impact from catastrophe events of 30.2 points compared to the prior period.

Prior year development was slightly favorable in Three Months 2020, with a 0.4 point favorable impact to the overall loss ratio.  This was the fourth consecutive quarter of stable prior year loss development.  The favorable loss development for Three Months 2020 compares to 14.7 points of unfavorable impact in Three Months 2019.  Prior year loss development in Three Months 2019 was driven by the completion of reserve adjustments for commercial lines business, which is now in runoff.  As of the end of Three Months 2020, there are now 189 open commercial lines claims, down from 205 claims that were open at June 30, 2020.  The impact of prior year development was 15.1 points more favorable in Three Months 2020 compared to the prior year period.

The underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was 42.0% for Three Months 2020, a decrease of 14.4 points from the 56.4% underlying loss ratio recorded for Three Months 2019.  The improvement was primarily due to reduced claim severity in personal lines, driven by a much lower impact from large fire claims in Three Months 2020 compared to the prior period.  Claim frequency in the livery physical damage line also continued to show significant improvement over the prior year period.  The impact of commercial lines on the overall loss ratio continues to decline due to a smaller open claims inventory and a smaller proportion of net earned premium attributable to commercial lines.   Excluding commercial lines, the underlying loss ratio improved 8.9 points, from 51.4% for Three Months 2019 to 42.5% for Three Months 2020.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,036,000 in Three Months 2020 or 18.9% of direct earned premiums. Commission expense was $7,723,000 in Three Months 2019 or 18.6% of direct earned premiums. The increase of $313,000 is primarily due to the increase in direct earned premiums for Three Months 2020 as compared to Three Months 2019.

Other Underwriting Expenses

Other underwriting expenses were $6,347,000 in Three Months 2020 compared to $6,431,000 in Three Months 2019. The decrease of $84,000, or 1.3%, was primarily due to an initiative to reduce expenses and a reduction in bad debts.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,835,000 in Three Months 2020 compared to $2,737,000 in Three Months 2019. The increase of $97,000, or 3.5%, was less than the 6.4% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management and separation payments to terminated employees, offset by staff reductions.

Our net underwriting expense ratio in Three Months 2020 was 37.4% compared to 37.5% in Three Months 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	10.3%	8.0%	2.3
Underwriting fees (inspections/data services)	2.4	2.3	0.1
IT expenses	2.7	1.7	1.0
Other expenses	7.7	6.9	0.8
Total other underwriting expenses	23.1	18.9	4.2

Ceding commission revenue
Provisional	(12.6)	(3.9)	(8.7)
Contingent	-	0.8	(0.8)
Total ceding commission revenue	(12.6)	(3.1)	(9.5)

Other income	(0.9)	(1.0)	0.1
Commission expense	29.2	22.6	6.6

Net underwriting expense ratio	38.8%	37.4%	1.4

The overall 9.5 percentage point increase in the benefit from provisional ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an increase in provisional ceding commissions. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of 2019/2020 Treaty on December 15, 2019, resulting in an overall 1.4 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,038,000 for Three Months 2020 compared to $610,000 for Three Months 2019. The increase in Three Months 2020 of $428,000, or 70.2%, as compared to Three Months 2019 was primarily due to an increase in executive bonus compensation. In 2019, executive bonus compensation was accrued pursuant to the employment agreement effective January 1, 2017 with Barry B. Goldstein, our Chief Executive Officer.  The bonus is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of September 30, 2019 the three-year computation did not meet the required terms of profitability, resulting in the reversal of $698,000 previously accrued. There was no accrual for bonus in Three Months 2020.

Depreciation and Amortization

Depreciation and amortization was $710,000 in Three Months 2020 compared to $646,000 in Three Months 2019. The increase of $64,000, or 9.9%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure and improvements to the Kingston, New York home office building from which we operate.

Interest Expense

Interest expense was $457,000 for both Three Months 2020 and Three Months 2019. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Three Months 2020 was $656,000, which resulted in an effective tax expense rate of 40.1%. Income tax benefit in Three Months 2019 was $475,000, which resulted in an effective tax expense rate of 21.6%. Loss before taxes was $1,884,000 in Three Months 2020 compared to loss before taxes of $2,200,000 in Three Months 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We elected on our 2019 federal income tax return to carry back the 2019 NOL of $7,222,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019.

Net Loss

Net loss was $1,228,000 in Three Months 2020 compared to net loss of $1,725,000 in Three Months 2019. The decrease in net loss of $497,000 was due to the circumstances described above, which caused the decrease in our net loss ratio, increase in ceding commission revenue, increases in net gains on investments, and other income, and decrease in other underwriting expenses, partially offset by the decrease in our net premiums earned, increase in other operating expenses and depreciation and amortization.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross premiums written:
Personal lines	$43,640,603	$40,996,459	$119,598,207	$109,143,415
Livery physical damage	2,045,746	2,590,434	5,466,552	8,199,269
Other(1)	62,664	401,073	192,395	535,950
Total without commercial lines	45,749,013	43,987,966	125,257,154	117,878,634
Commercial lines (in run-off effective July 2019)(2)	(6,848)	2,036,185	(167,583)	10,455,421
Total gross premiums written	$45,742,165	$46,024,151	$125,089,571	$128,334,055

Net premiums written:
Personal lines(3)	$27,916,850	$35,442,970	$76,231,996	$89,287,063
Livery physical damage	2,045,746	2,590,434	5,466,552	8,199,269
Other(1)	50,626	410,317	151,784	522,596
Total without commercial lines	30,013,222	38,443,721	81,850,332	98,008,928
Commercial lines (in run-off effective July 2019)(2)	(18,271)	2,004,152	(574,228)	9,411,053
Total net premiums written	$29,994,951	$40,447,873	$81,276,104	$107,419,981

Net premiums earned:
Personal lines(3)	$25,220,883	$27,487,526	$71,434,757	$75,737,374
Livery physical damage	2,014,458	2,712,283	6,803,475	7,850,822
Other(1)	49,939	275,324	149,087	392,745
Total without commercial lines	27,285,280	30,475,133	78,387,319	83,980,941
Commercial lines (in run-off effective July 2019)(2)	235,801	3,744,877	2,712,068	11,036,237
Total net premiums earned	$27,521,081	$34,220,010	$81,099,387	$95,017,178

Net loss and loss adjustment expenses(4):
Personal lines	$18,657,325	$14,389,168	$41,810,950	$46,666,275
Livery physical damage	648,520	1,395,630	1,798,210	3,816,390
Other(1)	29,104	246,811	5,465	573,376
Unallocated loss adjustment expenses	827,031	726,778	2,839,359	2,072,570
Total without commercial lines	20,161,980	16,758,387	46,453,984	53,128,611
Commercial lines (in run-off effective July 2019)(2)	(44,005)	8,022,931	2,863,443	18,459,239
Total net loss and loss adjustment expenses	$20,117,975	$24,781,318	$49,317,427	$71,587,850

Net loss ratio(4):
Personal lines	74.0%	52.3%	58.5%	61.6%
Livery physical damage	32.2%	51.5%	26.4%	48.6%
Other(1)	58.3%	89.6%	3.7%	146.0%
Total without commercial lines	73.9%	55.0%	59.3%	63.3%

Commercial lines (in run-off effective July 2019)(2)	-18.7%	214.2%	105.6%	167.3%
Total	73.1%	72.4%	60.8%	75.3%

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective July 1, 2019 and 2018.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the nine months ended September 30, 2020 and 2019.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues
Net premiums earned	$27,521,081	$34,220,010	$81,099,387	$95,017,178
Ceding commission revenue	3,448,774	1,029,582	10,760,087	2,982,960
Net investment income	1,494,086	1,832,523	4,771,316	5,129,947
Net gains (losses) on investments	2,073,245	995,040	(1,580,398)	3,652,189
Other income	248,824	340,505	754,943	992,097
Total revenues	34,786,010	38,417,660	95,805,335	107,774,371

Expenses
Loss and loss adjustment expenses	20,117,975	24,781,318	49,317,427	71,587,850
Commission expense	8,036,298	7,745,174	23,652,765	21,866,420
Other underwriting expenses	6,346,846	6,430,734	19,434,110	17,983,174
Depreciation and amortization	676,989	622,222	1,970,859	1,804,265
Total expenses	35,178,108	39,579,448	94,375,161	113,241,709

(Loss) income from operations	(392,098)	(1,161,788)	1,430,174	(5,467,338)
Income tax benefit	(203,922)	(293,183)	(24,888)	(1,251,113)
Net (loss) income	$(188,176)	$(868,605)	$1,455,062	$(4,216,225)

Key Measures:
Net loss ratio	73.1%	72.4%	60.8%	75.3%
Net underwriting expense ratio	38.8%	37.4%	38.9%	37.8%
Net combined ratio	111.9%	109.8%	99.7%	113.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,383,144	$14,175,908	$43,086,875	$39,849,594
Less: Ceding commission revenue	(3,448,774)	(1,029,582)	(10,760,087)	(2,982,960)
Less: Other income	(248,824)	(340,505)	(754,943)	(992,097)
Net underwriting expenses	$10,685,546	$12,805,821	$31,571,845	$35,874,537

Net premiums earned	$27,521,081	$34,220,010	$81,099,387	$95,017,178

Net Underwriting Expense Ratio	38.8%	37.4%	38.9%	37.8%

            An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2020
Written premiums	$125,089,571	$-	$(43,813,468)	$81,276,103
Change in unearned premiums	2,215,602	-	(2,392,318)	(176,716)
Earned premiums	$127,305,173	$-	$(46,205,786)	$81,099,387

Loss and loss adjustment expenses exluding
the effect of catastrophes	$52,736,775	$-	$(13,794,461)	$38,942,314
Catastrophe loss	20,407,638	-	(10,032,525)	10,375,113
Loss and loss adjustment expenses	$73,144,413	$-	$(23,826,986)	$49,317,427

Loss ratio excluding the effect of catastrophes	41.4%	n/a	29.9%	48.0%
Catastrophe loss	16.0%	n/a	21.7%	12.8%
Loss ratio	57.5%	n/a	51.6%	60.8%

Nine months ended September 30, 2019
Written premiums	$128,333,117	$938	$(20,914,074)	$107,419,981
Change in unearned premiums	(11,035,993)	(559)	(1,366,251)	(12,402,803)
Earned premiums	$117,297,124	$379	$(22,280,325)	$95,017,178

Loss and loss adjustment expenses exluding
the effect of catastrophes	$72,683,118	$(917)	$(8,041,028)	$64,641,173
Catastrophe loss	7,755,089	-	(808,412)	6,946,677
Loss and loss adjustment expenses	$80,438,207	$(917)	$(8,849,440)	$71,587,850

Loss ratio excluding the effect of catastrophes	62.0%	-242.0%	36.1%	68.0%
Catastrophe loss	6.6%	0.0%	3.6%	7.3%
Loss ratio	68.6%	-242.0%	39.7%	75.3%

Three months ended September 30, 2020
Written premiums	$45,742,165	$-	$(15,747,215)	$29,994,950
Change in unearned premiums	(3,161,356)	-	687,487	(2,473,869)
Earned premiums	$42,580,809	$-	$(15,059,728)	$27,521,081

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,655,839	$-	$(4,202,861)	$11,452,978
Catastrophe loss	18,069,690	-	(9,404,693)	8,664,997
Loss and loss adjustment expenses	$33,725,529	$-	$(13,607,554)	$20,117,975

Loss ratio excluding the effect of catastrophes	36.8%	n/a	27.9%	41.6%
Catastrophe loss	42.4%	n/a	62.4%	31.5%
Loss ratio	79.2%	n/a	90.3%	73.1%

Three months ended September 30, 2019
Written premiums	$46,023,290	$861	$(5,586,278)	$40,437,873
Change in unearned premiums	(4,579,777)	(761)	(1,637,325)	(6,217,863)
Earned premiums	$41,443,513	$100	$(7,223,603)	$34,220,010

Loss and loss adjustment expenses exluding
the effect of catastrophes	$26,516,544	$1,164	$(2,182,511)	$24,335,197
Catastrophe loss	491,362	-	(45,241)	446,121
Loss and loss adjustment expenses	$27,007,906	$1,164	$(2,227,752)	$24,781,318

Loss ratio excluding the effect of catastrophes	64.0%	1164.0%	30.2%	71.1%
Catastrophe loss	1.2%	0.0%	0.6%	1.3%
Loss ratio	65.2%	1164.0%	30.8%	72.4%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2020	2019	2020	2019

Net premiums earned	$27,521,081	$34,220,010	$81,099,387	$95,017,178
Ceding commission revenue	3,448,774	1,029,582	10,760,087	2,982,960
Other income	248,824	340,505	754,943	992,097

Loss and loss adjustment expenses (1)	20,117,975	24,781,318	49,317,427	71,587,850

Acquistion costs and other underwriting expenses:
Commission expense	8,036,298	7,722,825	23,652,765	21,866,420
Other underwriting expenses	6,346,846	6,430,734	19,434,110	17,983,174
Total acquistion costs and other
underwriting expenses	14,383,144	14,153,559	43,086,875	39,849,594

Underwriting income (loss)	$(3,282,440)	$(3,344,780)	$210,115	$(12,445,209)

Key Measures:
Net loss ratio excluding the effect of catastrophes	41.6%	71.1%	48.0%	68.0%
Effect of catastrophe loss on net loss ratio (1)	31.5%	1.3%	12.8%	7.3%
Net loss ratio	73.1%	72.4%	60.8%	75.3%

Net underwriting expense ratio excluding the
effect of catastrophes	38.8%	37.4%	38.9%	37.8%
Effect of catastrophe loss on net underwriting
expense ratio (2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	38.8%	37.4%	38.9%	37.8%

Net combined ratio excluding the effect
of catastrophes	80.4%	108.5%	86.9%	105.8%
Effect of catastrophe loss on net combined
ratio (1) (2)	31.5%	1.3%	12.8%	7.3%
Net combined ratio	111.9%	109.8%	99.7%	113.1%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,383,144	$14,153,559	$43,086,875	$39,849,594
Less: Ceding commission revenue (2)	(3,448,774)	(1,029,582)	(10,760,087)	(2,982,960)
Less: Other income	(248,824)	(340,505)	(754,943)	(992,097)
	$10,685,546	$12,783,472	$31,571,845	$35,874,537

Net earned premium	$27,521,081	$34,220,010	$81,099,387	$95,017,178

Net Underwriting Expense Ratio	38.8%	37.4%	38.9%	37.8%

(1)	For the three months ended September 30, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $8,664,998 and $446,121, respectively. For the nine months ended September 30, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $10,375,113 and $6,946,677, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,026,477	$42,853	$-	$-	$3,069,330	2.0%

Political subdivisions of States,
Territories and Possessions	5,593,778	322,297	-	-	5,916,075	3.8%

Corporate and other bonds
Industrial and miscellaneous	112,504,206	10,698,206	(1,654)	-	123,200,758	78.6%

Residential mortgage and other
asset backed securities (1)	24,002,398	535,772	(38,491)	(147,253)	24,352,426	15.6%
Total	$145,126,859	$11,599,128	$(40,145)	$(147,253)	$156,538,589	100.0%

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY"). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2020, the estimated fair value of the eligible investments was approximately $6,685,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2020, there was no outstanding balance on the FHLBNY credit line.

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

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$14,260,019	$325,070	$(339,125)	$14,245,964	48.1%
Common stocks, mutual funds,
and exchange traded funds	16,040,820	777,813	(1,441,330)	15,377,303	51.9%
Total	$30,300,839	$1,102,883	$(1,780,455)	$29,623,267	100.0%

	December 31, 2019
		Gross	Gross	Estimated	% of
		Unrealized	Unrealized	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887	35.3%
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495	64.7%
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross unrealized gains on, our other investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$829,697	$2,829,078	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$829,697	$2,829,078	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,583	$162,442	$-	$-	$892,025	11.3%

Political subdivisions of States,
Territories and Possessions	998,480	56,700	-	-	1,055,180	13.4%

Corporate and other bonds
Industrial and miscellaneous	5,641,545	334,412	(23,858)	-	5,952,099	75.3%

Total	$7,369,608	$553,554	$(23,858)	$-	$7,899,304	100.0%

	December 31, 2019
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	21.3%

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	53.3%

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2020 and December 31, 2019 is shown below:

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$500,000	$499,165
One to five years	2,597,739	2,793,089	2,099,268	2,215,640
Five to ten years	1,499,837	1,710,586	620,134	655,923
More than 10 years	3,272,032	3,395,629	606,550	754,039
Total	$7,369,608	$7,899,304	$3,825,952	$4,124,767

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2020 and December 31, 2019 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2020		December 31, 2019
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$3,069,330	2.0%	$7,061,100	4.2%

Corporate and municipal bonds
AAA	1,428,866	0.9%	1,996,676	1.2%
AA	3,871,079	2.5%	8,809,480	5.2%
A	25,614,616	16.4%	34,636,236	20.6%
BBB	98,202,271	62.7%	89,501,460	53.2%
Total corporate and municipal bonds	129,116,832	82.5%	134,943,852	80.2%

Residential mortgage backed securities
AAA	5,423,422	3.5%	2,976,306	1.8%
AA	14,526,160	9.3%	18,440,382	10.9%
A	2,402,063	1.5%	2,471,761	1.5%
BBB	52,899	0.0%	-	0.0%
CCC	986,888	0.6%	1,174,273	0.7%
CC	58,271	0.0%	86,461	0.1%
C	15,917	0.0%	17,813	0.0%
D	170,272	0.1%	215,015	0.1%
Non rated	716,535	0.5%	849,218	0.5%
Total residential mortgage backed securities	24,352,427	15.5%	26,231,229	15.6%

Total	$156,538,589	100.0%	$168,236,181	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2020 and December 31, 2019:

Category	September 30, 2020	December 31, 2019
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.68%	2.18%

Political subdivisions of States,
Territories and Possessions	3.07%	3.26%

Corporate and other bonds
Industrial and miscellaneous	3.56%	3.73%

Residential mortgage backed securities	1.64%	2.01%

Total	3.23%	3.37%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted average effective maturity	5.3	4.8

Weighted average final maturity	6.8	6.3

Effective duration	4.7	4.3

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2020 and December 31, 2019, 83% and 80%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	522,450	(1,654)	1	-	-	-	522,450	(1,654)

Residential mortgage and other
asset backed securities	4,003,377	(38,491)	6	5,020,026	(147,253)	12	9,023,403	(185,744)

Total fixed-maturity
securities	$4,525,827	$(40,145)	7	$5,020,026	$(147,253)	12	$9,545,853	$(187,398)

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 19 securities at September 30, 2020 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 39 securities at December 31, 2019 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the nine months ended September 30, 2020, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the nine months ended September 30, 2020, KICO paid dividends of $5,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2020, and are due and payable within 90 days of borrowing. The maximum allowable advance as of September 30, 2020, based on the net admitted assets as of June 30, 2020, was approximately $11,732,000. Advances are limited to 85% of the amount of available collateral, which was approximately $5,683,000 as of September 30, 2020. There were no borrowings under this facility during the nine months ended September 30, 2020.

As of September 30, 2020, invested assets and cash in our holding company totaled approximately $2,102,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months Ended September 30,	2020	2019

Cash flows (used in) provided by:
Operating activities	$(9,465,006)	$19,537,965
Investing activities	3,927,739	(12,085,316)
Financing activities	(2,466,115)	(2,952,002)
Net (decrease) increase in cash and cash equivalents	(8,003,382)	4,500,647
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$24,388,103	$25,639,050

Net cash used in operating activities was $9,465,000 in Nine Months 2020 as compared to $19,538,000 provided by operating activities in Nine Months 2019. The $29,003,000 decrease in cash flows provided by operating activities in Nine Months 2020 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities, partially offset by a decrease in net loss (adjusted for non-cash items) of $14,752,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and changes in quota share ceding rates which are described above.

Net cash provided by investing activities was $3,928,000 in Nine Months 2020 compared to $12,085,000 used in investing activities in Nine Months 2019. The $16,013,000 increase in net cash provided by investing activities was the result of a $25,093,000 increase in disposal of invested assets, partially offset by a $10,073,000 increase in acquisitions of invested assets in Nine Months 2020.

Net cash used in financing activities was $2,466,000 in Nine Months 2020 compared to $2,952,000 used in Nine Months 2019. The $486,000 decrease in net cash used in financing activities was attributable to a $1,297,000 reduction in dividends paid, partially offset by $802,000 purchases of treasury stock in Nine Months 2020 compared to Nine Months 2019.

Reinsurance

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

Our quota share reinsurance treaties in effect during Nine Months 2020 and Nine Months 2019 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2019/2020 Treaty and under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Three Months 2019 (run-off period) and Nine Months 2019 through June 30, 2019 (together with the run-off period) was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

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

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses	NA (7)	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	NA (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date		December 31, 2020	December 31, 2020		June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,250,000	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000	$10,000,000	$10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	NA (7)	$7,500,000	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$8,125,000	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$475,000,000	$475,000,000	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)	For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)	Plus losses in excess of catastrophe coverage. Effective July 1, 2020, no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (7) below).
(3)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(4)	Effective July 1, 2018, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(5)	Effective July 1, 2019, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(6)	Effective July 1, 2020, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(7)	Quota share expires December 31, 2020; reinsurance coverage from January 1, 2021 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	June 30, 2021	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	100%	100%
Risk retained	$300,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020	June 30, 2019

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None
Percent ceded - first $1,000,000 of coverage			90%
Percent ceded - excess of $1,000,000 of coverage			100%
Risk retained			$100,000
Total reinsurance coverage per occurrence			$4,900,000
Losses per occurrence subject to quota share reinsurance coverage			$5,000,000
Expiration date			June 30, 2019

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

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results through September 30, 2020 is not indicative of its impact on our results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A— “Risk Factors” in this Quarterly Report.

Our net premiums earned may be impacted by a number of factors.  Net premiums earned are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions.  As a result of COVID-19, economic conditions in the United States rapidly deteriorated. The decreased levels of economic activity have negatively impacted, and will continue to negatively impact, premium volumes generated by new business. We began to experience this impact in March 2020 and it became more significant in the second and third quarters of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.   We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return.  This action has led, and will continue to lead, to a slowdown in premium growth, particularly in new business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 12, 2019, Phillip Woolgar filed a suit naming the Company and certain present or former officers and directors as defendants in a putative class action captioned Woolgar v. Kingstone Companies et al., 19 cv 05500 (S.D.N.Y.), asserting claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  Plaintiff sought to represent a class of persons or entities that purchased Kingstone securities between March 14, 2018, and April 29, 2019, and alleged violations of the federal securities law in connection with the Company’s April 29, 2019 announcement regarding losses related to winter catastrophe events.  The lawsuit alleged that the Company failed to disclose that it did not adequately follow industry best practices related to claims handling and thus did not record sufficient claim reserves, and that as a result, Defendants’ positive statements about the Company’s business, operations and prospects misled investors. Plaintiff sought, among other things, an undetermined amount of money damages.   On August 10, 2020, the court granted the Company’s motion to dismiss the amended complaint in the suit. The court permitted plaintiff to amend the complaint to attempt to cure the deficiencies identified by the court in its opinion (to the extent plaintiff had a good faith basis to do so). The outside date to file the amended complaint, was September 11, 2020 Since the plaintiff did not file and amended complaint by such date (or thereafter), the Company consideres this matter to be closed.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report filed with the SEC, and Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2019 Annual Report.

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

Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and it became more significant in the second and third quarters of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.

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

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. Our ability to write business, particularly commercial liability lines, is influenced by our financial strength rating from A.M. Best. On July 10, 2020, A.M. Best lowered the financial strength rating of KICO from “A-” (Excellent) to “B++” (Good). The outlook of A.M. Best’s credit rating is negative. A.M. Best indicated that the ratings downgrade of KICO reflects its balance sheet strength, which A.M. Best categorizes as adequate, as well as its strong operating performance, limited business profile and appropriate enterprise risk management. It stated that the ratings action was driven by a revision in KICO’s catastrophe reinsurance program effective July 1, 2020 which significantly reduces the amount of reinsurance protection previously contemplated and purchased.

Management believes that A.M. Best’s financial strength rating is more significant with regard to commercial liability insurance, as opposed to personal lines business. Since we have discontinued our commercial lines business, we believe that A.M. Best’s rating action will not result in a material decrease in the amount of business that KICO will be able to write. However, the A.M Best ratings downgrade has resulted in a material decrease in the business of our subsidiary, Cosi, a multi-state licensed general agency that had partnered with name-brand carriers which require an A.M. Best “A-” rating from its partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

7/1/20 – 7/31/20	-	-	-	-
8/1/20 – 8/31/20	-	-	-	-
9/1/20 – 9/30/20	-	-	-	-
Total	-	-	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2009).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

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

KINGSTONE COMPANIES, INC.

Dated: November 9, 2020	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: November 9, 2020	By:	/s/ Richard Swartz
Richard Swartz
Principal Financial Officer

